Form 10QSB
period 1995-03-31
PRE PAID LEGAL SERVICES INC
filed 1995-05-11
CIK 311657

U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________

     Commission File Number: 1-9293

          ______________________________________________________________


                            PRE-PAID LEGAL SERVICES, INC.
          (Exact name of small business issuer as specified in its charter)

             Oklahoma                                          73-1016728
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                                     321 E. Main
                                    Ada, Oklahoma
                                        74820
                      (Address of principal executive offices)

                                   (405) 436-1234
                             (Issuer's telephone number)

          ______________________________________________________________

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No ____

     State the number of shares outstanding of each of the issuer's classes of common equity as of May 9, 1995:
         Common Stock           $.01 par value           18,111,968


     Transitional Small Business Disclosure Format (Check One): Yes     No X

                         PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                         PRE-PAID LEGAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (Amounts in 000's, except par values)

                                     ASSETS
                                                                    March 31,  December 31,
                                                                       1995        1994
                                                                    (Unaudited)
Current assets:
  Cash ...........................................................   $  2,724    $  2,972
  Held-to-maturity short-term investments ........................      6,854       6,540
    Total cash and unpledged cash equivalents ....................      9,578       9,512
  Accrued contract income ........................................        646         563
  Associates' balances ...........................................      3,451       2,533
      Total current assets .......................................     13,675      12,608
Held-to-maturity investments .....................................      1,027         410
Investments pledged ..............................................      1,822       1,772
Property and equipment, net ......................................      2,022       2,071
Other ............................................................      1,425       1,293
      Total assets ...............................................   $ 19,971    $ 18,154

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Contract benefits ..............................................   $  1,330    $  1,409
  Accounts payable and accrued expenses ..........................        448         496
  Contingency reserves on trust preparation services .............        261         442
    Total current liabilities ....................................      2,039       2,347
Deferred income taxes ............................................        693           -
      Total liabilities ..........................................      2,732       2,347
Stockholders' equity:
  Preferred stock, $1 par value; authorized 400 shares; issued and outstanding as follows:  $2.40 Cumulative Convertible
    Preferred Stock, authorized 391 shares; 0 and 299 shares
    outstanding at March 31, 1995 and December 31, 1994;
    respectively, liquidation value of $7,188 at December 31, 1994          -         299
    $3.00 Cumulative Convertible Preferred Stock, authorized
    5 shares; 5 shares outstanding; liquidation value of $84 .....          5           5
  Special preferred stock, $1 par value; authorized 500 shares, issued and outstanding in one series designated as follows:
    $1.00 Non-Cumulative Special Preferred Stock, 58 and 60
    shares authorized, issued and outstanding at March 31, 1995 and December 31, 1994, respectively; liquidation value of
    $778 and $803 at March 31, 1995 and December 31, 1994,
    respectively .................................................         58          60
  Common stock, $.01 par value; 100,000 shares authorized;
    18,734 and 14,216 issued at March 31, 1995 and
    December 31, 1994, respectively ..............................        187         142
  Capital in excess of par value .................................     31,184      30,770
  Retained earnings (deficit) ....................................    (12,018)    (13,292)
  Less: Treasury stock at cost; 747 shares .......................     (2,177)     (2,177)
    Total stockholders' equity ...................................     17,239      15,807
      Total liabilities and stockholders' equity .................   $ 19,971    $ 18,154

    The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in 000's, except per share amounts)
                                  (Unaudited)

                                              Three Months Ended March 31,
                                                       1995     1994

Revenues:
  Contract premiums ..............................   $6,539   $5,406
  Associate services .............................      497      176
  Interest income ................................      218       45
  Other ..........................................      372      176
                                                      7,626    5,803
Costs and expenses:
  Contract benefits ..............................    2,106    1,859
  Commissions ....................................    1,869    1,471
  General and administrative .....................      945      966
  Direct marketing expenses ......................      174      191
  Costs of associate services ....................      181       85
  Interest .......................................        3      113
  Depreciation ...................................      111      114
  Premium taxes ..................................       56       55
  Other ..........................................       78       76
                                                      5,523    4,930

Income before income taxes .......................    2,103      873
Provision for income taxes .......................      715        -
Net income .......................................    1,388      873
Less dividends on preferred shares ...............      114        4
Net income applicable to common shares ...........   $1,274   $  869

Earnings per common and common equivalent share ..   $  .08   $  .07
Earnings per common share - assuming full dilution   $  .07   $  .07
















   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                  (Unaudited)

                                                            Three Months Ended March 31,
                                                                        1995       1994

Cash flows from operating activities:
Net income .......................................................   $ 1,388    $   873
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization ..................................       111        114
  Provision for deferred income taxes ............................       693          -
  Increase in accrued contract income ............................       (83)       (15)
  Increase in associates' balances ...............................      (918)      (262)
  Increase in other assets .......................................      (132)        (3)
  Decrease in contract benefits ..................................       (79)      (464)
  (Decrease) increase in accounts payable and accrued expenses and
    contingency reserves .........................................      (229)       209
      Net cash provided by operating activities ..................       751        452

Cash flows from investing activities:
  Additions to property and equipment ............................       (62)       (81)
  Increase in held-to-maturity investments and investments pledged      (667)       (34)
      Cash used in investing activities ..........................      (729)      (115)

Cash flows from financing activities:
  Reduction in notes payable .....................................         -       (492)
  Payment of debentures ..........................................         -        (81)
  Proceeds from issuance of promissory notes .....................         -         75
  Proceeds from sale of common and preferred stock ...............       158        351
  Dividends paid on preferred stock ..............................      (114)        (4)
      Net cash provided by (used in) financing activities ........        44       (151)

Net increase in cash and unpledged cash equivalents ..............        66        186
Cash and cash equivalents at beginning of period .................     9,512      2,525
Cash and cash equivalents at end of period .......................   $ 9,578    $ 2,711

Supplemental disclosure of cash flow information:
  Cash paid for interest .........................................   $     -    $   127








   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     The consolidated balance sheet as of March 31, 1995, the related statement of operations for the three-month periods ended March 31, 1995 and 1994 and the statement of cash flows for the three-month periods ended March 31, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

     These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATION

FIRST THREE MONTHS OF 1995 COMPARED TO FIRST THREE MONTHS OF 1994

     The Company reported net income of $1.4 million and net income applicable to common shares of $1.3 million, or $.08 per common share, for the three months ended March 31, 1995 compared to net income of $873,000, or $.07 per common share, for the comparable period of 1994. The increase in the net income for the 1995 period is attributable to increases in every revenue category during the first three months of 1995 as compared to the same period of 1994.

     Revenues rose 31% to $7,626,000 from $5,803,000 for the prior year's comparable period. Income before income taxes for the first quarter of 1995 increased 141 percent to $2,103,000 from $873,000 for the comparable period of 1994. The relatively higher percentage increase in income before income taxes compared to revenues resulted primarily from decreases in general and administrative expenses, interest expense and contract benefits as a percentage of revenues.

     Contract premiums totaled $6.5 million during the first quarter of 1995 compared to $5.4 million for the same period of 1994, an increase of 21%. The increase in contract premiums was primarily the result of increased new contract sales resulting in a higher number of active contracts in force. New contract sales during the first three months of 1995 were 18,552 compared to 10,974 during the 1994 period, an increase of 69%. At March 31, 1995, there were 152,757 active contracts in force compared to 135,094 at March 31, 1994, an increase of 13%.

     Associate services revenue increased from $176,000 for the first quarter of 1994 to $497,000 during the same period of 1995 as a result of higher new associate enrollments. New associates enrolled during the first three months of 1995 were 7,192 compared to 3,013 for the same period of 1994, an increase of 139%. Future revenues from associate services will depend primarily on the number of new associates enrolled, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of providing associate services.

     Interest income increased as a result of increases in the average investments outstanding and higher interest rates on investments. At March 31, 1995 the Company reported $12.4 million in cash and investments compared to $5.5 million at March 31, 1994.

     Contract benefits totaled $2.1 million for the first quarter of 1995 compared to $1.9 million for the same period of 1994, an increase of 13%. However, the loss ratio for the 1995 period decreased to 32% from 34% for the comparable period of 1994.

     Commissions were $1.9 million for the 1995 first quarter compared to $1.5 million for the same period of 1994, but remained relatively unchanged as a percentage of contract premiums, 29% and 27%, respectively. Commission expense, as a percentage of contract premiums, should approach 25% of contract premiums in future years as a result of changes in the commission structure for contracts sold after March 1, 1995.


     General and administrative expenses during the 1995 and 1994 first quarters were $945,000 and $966,000, respectively, and represented 14% and 18% of contract premiums for such periods. The total amount of general and administrative expenses decreased approximately $21,000 during the 1995 first quarter from those incurred in the 1994 period and decreased as a percent of contract premiums by 4%. This trend of small decreases is expected to give way to gradual increases in the total dollar amount of these expenses as the Company continues to grow. However, these expenses are expected to decrease when expressed as a percentage of contract premiums as a result of certain economies of scale pertaining to the Company's operations.

     Direct marketing costs decreased to $174,000 for the 1995 first quarter from $191,000 for the same period of 1994 but were fairly consistent as a percent of contract premiums (3% and 4%, respectively) and include those costs other than commissions, which are directly associated with new contract sales. As a result of retirement of outstanding debt and aging of property and equipment, interest and depreciation both decreased during the first three months of 1995 compared to the same period of 1994.

     The Company has recorded a provision for income taxes of $715,000 (34% of pretax income)for the first quarter of 1995 compared to no provision for the same period of 1994. The 1995 provision is attributable to significant anticipated growth and reflects the Company's expectation that it is more likely than not that it will not be able to realize the future tax benefit of its net operating loss carryforwards.

     Dividends paid on outstanding preferred stock during the first three months of 1995 increased to $114,000 from $4,000 during the same period of 1994. This $110,000 increase is attributable to dividends paid on outstanding shares of $2.40 Cumulative Convertible Preferred Stock issued during June and July, 1994 in conjunction with a public unit offering. This series of preferred stock automatically converted to common stock pursuant to its terms on February 27, 1995, as described below.

LIQUIDITY AND CAPITAL  RESOURCES

     During the second quarter of 1994 the Company completed the sale of 346,500 units consisting of a total of 346,500 shares of $2.40 Cumulative Convertible Preferred Stock and 2,425,500 common stock purchase warrants in a public offering. Each unit, sold at a price of $24.00 per unit, consisted of one share of preferred stock and seven warrants. Total proceeds of the offering were $8.3 million of which the Company received approximately $6.8 million after deducting expenses of the offering. These proceeds have been invested in short term obligations of the U.S. Treasury and other government agencies and will be used primarily for the payment of commission advances upon the sale of new contracts.

     Each share of preferred stock had a cumulative dividend of $2.40 per year, a liquidation preference of $24.00 per share and was convertible at any time at the option of the holder into 14 shares of common stock. Each share of preferred stock was also automatically convertible into common stock if the closing price of the preferred stock exceeded $33.60 for ten consecutive trading days. The closing price of preferred stock exceeded such price level for the 10 consecutive trading days ending February 24, 1995, and, as a result, the then outstanding 277,700 shares of preferred stock were converted into common stock. The remaining shares of preferred stock had been previously voluntarily converted. The automatic conversion of the preferred stock together with earlier voluntary conversions will result in savings of $831,600 per year in dividends.

     Each warrant entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share at any time until September 8, 1999. The warrants are redeemable at the option of the company at a price of $.25 per warrant following the date upon which the last reported sale price of the common stock of the company exceeds $3.75 per share (150% of the warrant exercise price) for five consecutive trading days. The closing price of the common stock exceeded that price level for the five consecutive trading days ended April 20, 1995. On April 24, 1995, the closing price of the common stock was $5.81 per share.

     The Company has determined to exercise its right to call the warrants for redemption and has established 5:00 p.m. Central Daylight Time, on May 26, 1995 as the effective date and time for the redemption (the "Redemption Time"). Any warrants not exercised prior to the Redemption Time will be redeemed and all rights of the holders will terminate other than the right to receive cash payment of $.25 for each redeemed Warrant.

     The Company anticipates that a significant portion of the warrants will be exercised prior to the Redemption Time. If each outstanding warrant is exercised prior to the Redemption Time, the number of outstanding shares of the Company's common stock will increase from 18,111,968 shares to 20,537,468 shares and the Company will receive proceeds of $6,063,750. The Company anticipates that proceeds from the exercise of the warrants will also be invested in short term obligations of the U.S. Treasury and other government agencies and will be used primarily for the payment of commission advances upon the sale of new contracts.

     Consolidated net cash provided by operating activities was $751,000 for the first three months of 1995 compared to $452,000 for the 1994 period. The increase of $299,000 in cash provided by operations during the first quarter of 1995 compared to the same period of 1994 resulted primarily from an increase in net income of $515,000, smaller decreases in accrued contract benefits of $385,000 and an increase in deferred income taxes of $693,000 and was only partially reduced by the net decreases in accounts payable and accrued expenses and contingency reserves of $438,000, net increases in other assets of $129,000 and net increases in associate balances of $656,000.

     The Company had consolidated working capital of $11.6 million at March 31, 1995, an increase of $1.3 million compared to consolidated working capital of $10.3 million at December 31, 1994 and an increase of $11.4 million compared to March 31, 1994 working capital of $214,000. The significant increase in working capital from March 31, 1994 to March 31, 1995 was primarily the result of increased cash and short-term investments of $7 million together with the complete retirement of $3.3 million in outstanding debt.

     The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July, 1996. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's contracts that have been in existence for 18 months or more. At March 31, 1995, the borrowing base was approximately $4.3 million. Under the agreement, the interest rate, at the option of the Company is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1996. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement.

     The Company believes that it has significant ability to finance expected future growth in contract sales based on its existing amount of cash and cash equivalents at March 31, 1995 ($9.6 million) and the unused revolving credit agreement availability of $4.3 million. The Company also expects warrant proceeds of approximately $6.0 million to become available by May 26, 1995 if all of the outstanding warrants exercisable at $2.50 per share of common stock are exercised.

     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate contracts as insurance or specialized legal expense products. The most significant of these wholly-owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI")and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of either PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures.

PART II - OTHER INFORMATION

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed as part of this Form 10-QSB:

        No.               Description
        11.1              Statement Regarding Computation of Per Share Earnings

        27.1              Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1995.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRE-PAID LEGAL SERVICES, INC.



Date: May 11, 1995                           /s/ Harland C. Stonecipher
                                             Harland C. Stonecipher, Chairman



Date: May 11, 1995                           /s/ Randy Harp
                                             Randy Harp, Chief Financial Officer
                                             (Principal Financial Officer)



Date: May 11, 1995                           /s/ Kathy Pinson
                                             Kathy Pinson, Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX


   No.                    Description

   11.1         Statement Regarding Computation of Per Share Earnings

   27.1         Financial Data Schedule