Form 10KSB/A
period 1994-12-31
PRE PAID LEGAL SERVICES INC
filed 1995-06-29
CIK 311657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 1

(Mark one)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to ____________

Commission File Number: 1-9293
        ______________________________________________________________

                         PRE-PAID LEGAL SERVICES, INC.
                 (Name of small business issuer in its charter)

           Oklahoma                                     73-1016728
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

          321 East Main
          Ada, Oklahoma                                    74820
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (405) 436-1234

Securities registered under Section 12(b) of the Exchange Act:
                                                    Name of each exchange on
     Title of each class                                 which registered
 Common Stock, $0.01 Par Value                       American Stock Exchange


Securities registered under Section 12 (g) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X).

     The issuer's revenues for the most recent fiscal year were $25,108,000.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
     As of June 27, 1995 - $113,639,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 27, 1995 there were 20,596,187 shares of Common Stock, par value $.01 per share, outstanding.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1994, as set forth below and in the pages attached hereto.

     Part IV, Item 13 - "Exhibits and Reports on Form 8-K" is amended (i) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Ownership and Thrift Plan and Trust ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 1994, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the Consent of Deloitte & Touche LLP relating to the use of their report which is included as part of Exhibit 99.1.

     The full text of Item 13 and the Exhibit Index, as amended, referred to therein are as set forth below.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.

     (b) Reports on Form 8-K: None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRE-PAID LEGAL SERVICES, INC.



                                             /s/ KATHY PINSON
                                             Kathy Pinson, Controller

Date:  June 29, 1995

                                INDEX TO EXHIBITS
                                TO FORM 10-KSB/A
                                AMENDMENT NO. 1


Exhibit No.                                      Description
   3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992).

   3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

  +4.1  Certificate  of Designation of $2.40  Cumulative  Convertible  Preferred
        Stock.

  +4.2 Warrant Agreement dated as of June 16, 1994 between the Company and Liberty Bank and Trust Company of Oklahoma City, National Association.

 *10.1 Employment Agreement effective January 1, 1993 between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
        1992).

 *10.2 Agreements between Shirley Stonecipher, New York Life Insurance Company and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1985).

 *10.3 Amendment dated January 1, 1993 to Split Dollar Agreement between Shirley Stonecipher and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit
        10.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992).

 *10.4 Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31,
        1986).

 *10.5 Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992).

 *10.6 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31,
        1987).

 *10.7 Demand Note of Wilburn L. Smith and Carol Smith dated December 11, 1992 in favor of the Company (Incorporated by reference to Exhibit 10.15 of the Company's Form SB-2 filed February 8, 1994).

 *10.8 Security Agreement between the Company, Wilburn L. Smith and Carol Smith dated December 11, 1992 ((Incorporated by reference to Exhibit 10.16 of the Company's Form SB-2 filed February 8, 1994).

 *10.9 Letter Agreements dated July 8, 1993 and March 7, 1994 between the Company and Wilburn L. Smith (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB filed for the year ending December 31,
        1993).

                            Description
  10.10 Marketing Services Agreement dated December 11, 1992 between the Company and Roger T. Staubach (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated December 11, 1992).

  10.11 Amendment  No.1 to  Marketing  Services  Agreement  dated  June 1,  1993 between the Company and Roger Staubach (Incorporated by reference to Exhibit 10.12 of the Company's Form SB-2 filed February 8, 1994).

  10.12 Amendment No.2 to Marketing Services Agreement dated December 1, 1993 between the Company and Roger Staubach (Incorporated by reference to Exhibit 10.13 of the Company's Form SB-2 filed February 8, 1994).

*+10.13 Employment  agreement effective January 23, 1995 between the Company and
        Jack Mildren.

 +10.14 Revolving Credit Agreement between Company and Bank One, Texas, National
        Association dated January 27, 1995.

 +10.15 Purchase  Warrant dated as of June 8, 1994 issued to Paulson  Investment
        Company, Inc.

 +11.1  Statement of Computation of Per Share Earnings.

  16.1 Letter on change in certifying accountant (Incorporated by reference to Exhibit 16.1 of the Company's Form 8-K filed August 12, 1994).

  21.1 List of Subsidiaries of the Company (Incorporated by reference to Exhibit 22.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

 +23.1  Consent of Deloitte & Touche LLP.

++23.2 Consent of Deloitte & Touche LLP relating to report concerning plan financial information included as part of Exhibit 99.1.

++99.1 Financial information relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust, as required by Form 11-K for the fiscal year of the plan ended December 31, 1994.

















____________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
+        Previously filed.
++       Filed herewith.