Form 10QSB
period 1995-06-30
PRE PAID LEGAL SERVICES INC
filed 1995-08-01
CIK 311657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1995

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

                  Yes   X                   No ____

     State the number of shares outstanding of each of the issuer's classes of common equity as of July 31, 1995:

                Common Stock           $.01 par value           20,612,595


     Transitional Small Business Disclosure Format (Check One): Yes       No   X

                         PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                         PRE-PAID LEGAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (Amounts in 000's, except par values)

                                     ASSETS
                                                                                           June 30,      December 31,
                                                                                             1995              1994

                                                                                         (Unaudited)
Current assets:
  Cash..............................................................................   $    8,060          $    2,972
  Held-to-maturity short-term investments...........................................        8,028               6,540
    Total cash and unpledged cash equivalents.......................................       16,088               9,512
  Accrued contract income...........................................................          692                 563
  Associates' balances..............................................................        2,943               2,329
      Total current assets..........................................................       19,723              12,404
Held-to-maturity investments........................................................          499                 410
Investments pledged.................................................................        2,122               1,772
Associates' balances - noncurrent...................................................        2,837                 204
Property and equipment, net.........................................................        2,079               2,071
Other...............................................................................        1,891               1,293
      Total assets..................................................................    $  29,151           $  18,154

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Contract benefits.................................................................   $    1,421            $  1,409
  Accounts payable and accrued expenses.............................................          491                 496
  Contingency reserves on trust preparation services ...............................          259                 442
    Total current liabilities.......................................................        2,171               2,347
Deferred income taxes...............................................................        1,653                   -
      Total liabilities.............................................................        3,824               2,347
Stockholders' equity:
  Preferred stock, $1 par value; authorized 400 shares; issued and outstanding as follows:
      $2.40 Cumulative Convertible Preferred Stock, authorized 391 shares; 0 and
        299 shares outstanding at June 30, 1995 and December 31, 1994; respectively,
        liquidation value of $7,188 at December 31, 1994............................            -                 299
      $3.00 Cumulative Convertible Preferred Stock, authorized 5 shares; 5 shares
        outstanding; liquidation value of $84 ......................................            5                   5
  Special preferred stock, $1 par value; authorized 500 shares, issued and outstanding in one series designated as follows:
      $1.00 Non-Cumulative Special Preferred Stock, 50 and 60 shares authorized, issued and outstanding at June 30, 1995 and December 31, 1994, respectively;
        liquidation value of $663 and $803 at June 30, 1995 and December 31, 1994,
        respectively................................................................           50                  60
  Common stock, $.01 par value; 100,000 shares authorized; 21,359 and 14,216
    issued at June 30, 1995 and December 31, 1994, respectively                               214                 142
  Capital in excess of par value....................................................       37,435              30,770
  Retained earnings (deficit).......................................................      (10,200)            (13,292)
  Less: Treasury stock at cost; 747 shares..........................................       (2,177)             (2,177)
    Total stockholders' equity......................................................       25,327              15,807
      Total liabilities and stockholders' equity....................................    $  29,151            $ 18,154

  The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in 000's, except per share amounts)
                                  (Unaudited)

                                                       Six Months Ended June 30,
                                                              1995       1994
Revenues:
  Contract premiums ....................................     $13,867     $11,062
  Associate services ...................................       1,209         398
  Interest income ......................................         680         201
  Other ................................................         843         376
                                                              16,599      12,037
Costs and expenses:
  Contract benefits ....................................       4,610       3,714
  Commissions ..........................................       3,586       3,200
  General and administrative ...........................       2,149       2,061
  Direct marketing expenses ............................         448         388
  Costs of associate services ..........................         444         195
  Interest .............................................           6         202
  Depreciation .........................................         231         212
  Premium taxes ........................................         109         114
  Other ................................................         153         147
                                                              11,736      10,233

Income before income taxes .............................       4,863       1,804
Provision for income taxes .............................       1,653          26
Net income .............................................       3,210       1,778
Less dividends on preferred shares .....................         118          37
Net income applicable to common shares .................     $ 3,092     $ 1,741

Earnings per common and common equivalent share ........     $   .16     $   .14
Earnings per common share - assuming full dilution .....     $   .15     $   .13



















   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in 000's, except per share amounts)
                                  (Unaudited)

                                                     Three Months Ended June 30,
                                                                1995       1994
 Revenues:
  Contract premiums ......................................     $7,328     $5,656
  Associate services .....................................        712        222
  Interest income ........................................        462        156
  Other ..................................................        471        200
                                                                8,973      6,234
Costs and expenses:
  Contract benefits ......................................      2,504      1,855
  Commissions ............................................      1,717      1,729
  General and administrative .............................      1,204      1,095
  Direct marketing expenses ..............................        274        197
  Costs of associate services ............................        263        110
  Interest ...............................................          3         89
  Depreciation ...........................................        120         98
  Premium taxes ..........................................         53         59
  Other ..................................................         75         71
                                                                6,213      5,303

Income before income taxes ...............................      2,760        931
Provision for income taxes ...............................        938         26
Net income ...............................................      1,822        905
Less dividends on preferred shares .......................          4         33
Net income applicable to common shares ...................     $1,818     $  872

Earnings per common and common equivalent share ..........     $  .09     $  .07
Earnings per common share - assuming full dilution .......     $  .09     $  .07


















   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                  (Unaudited)

                                                                           Six Months Ended June 30,
                                                                                   1995        1994

Cash flows from operating activities:
Net income ..................................................................   $  3,210    $  1,778
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes .......................................      1,653        --
  Depreciation and amortization .............................................        231         212
  Increase (decrease) in contract benefits ..................................         12        (495)
  Increase in associates' balances ..........................................     (3,247)       (428)
  (Increase) decrease in other assets .......................................       (598)         53
  (Decrease) increase in accrued contract income ............................       (129)         26
  Decrease in accounts payable and accrued expenses and contingency reserves        (188)        (32)
      Net cash provided by operating activities .............................        944       1,114

Cash flows from investing activities:
  Additions to property and equipment .......................................       (239)       (114)
  Increase (decrease) in held-to-maturity investments and investments pledged       (439)        383
      Cash used in investing activities .....................................       (678)        269

Cash flows from financing activities:
  Reduction in notes payable ................................................       --          (956)
  Payment of debentures .....................................................       --          (511)
  Proceeds from issuance of promissory notes ................................       --            75
  Proceeds from sale of common and preferred stock ..........................      6,428       6,615
  Dividends paid on preferred stock .........................................       (118)         (8)
      Net cash provided by (used in) financing activities ...................      6,310       5,215

Net increase in cash and unpledged cash equivalents .........................      6,576       6,598
Cash and cash equivalents at beginning of period ............................      9,512       2,525
Cash and cash equivalents at end of period ..................................   $ 16,088    $  9,123

Supplemental disclosure of cash flow information:
  Cash paid for interest ....................................................   $      6    $    210
  Cash paid for taxes .......................................................   $     15           -












   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     The consolidated balance sheet as of June 30, 1995, the related statement of operations for the three-month and six-month periods ended June 30, 1995 and 1994 and the statement of cash flows for the six-month periods ended June 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

     These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATION

FIRST SIX MONTHS OF 1995 COMPARED TO FIRST SIX MONTHS OF 1994

     The Company reported net income of $3.2 million and net income applicable to common shares of $3.1 million, or $.16 per common share, for the six months ended June 30, 1995 compared to net income of $1.8 million, or $.14 per common share, for the comparable period of 1994. Weighted average common and common equivalent shares outstanding increased 51.3% from 12.7 million in the first six months of 1994 to 19.2 million in the first six months of 1995. The increase in the net income for the 1995 period is attributable to increases in every revenue category during the first six months of 1995 as compared to the same period of 1994.

     Revenues for the first six months of 1995 rose 38% to $16.6 million from $12.0 million for the prior year's comparable period. Income before income taxes for the first half of 1995 increased 170% to $4,863,000 from $1,804,000 for the comparable period of 1994. The relatively higher percentage increase in income before income taxes compared to revenues resulted primarily from decreases in commissions, general and administrative expenses, and Contract benefits as a percentage of revenues.

     Contract premiums totaled $13.9 million during the first half of 1995 compared to $11.0 million for the same period of 1994, an increase of 25%. The increase in Contract premiums was primarily the result of increased new Contract sales resulting in a higher number of active contracts in force. New Contract sales during the first six months of 1995 were 43,450 compared to 22,070 during the 1994 period, an increase of 97%. At June 30, 1995, there were 167,272 active Contracts in force compared to 138,271 at June 30, 1994, an increase of 21%.

     Associate services revenue increased from $398,000 for the first half of 1994 to $1,209,000 during the same period of 1995 as a result of higher new associate enrollments. New associates enrolled during the first six months of 1995 were 18,498 compared to 6,472 for the same period of 1994, an increase of 186%. Future revenues from associate services will depend primarily on the number of new associates enrolled, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of providing associate services.

     Interest income increased as a result of increases in the average investments outstanding and higher interest rates on investments. At June 30, 1995 the Company reported $18.7 million in cash and investments compared to $11.7 million at June 30, 1994.

     Contract benefits totaled $4.6 million for the first half of 1995 compared to $3.7 million for the same period of 1994, an increase of 24%. However, the loss ratio for both periods remained constant at 33% of Contract premiums.


     Commissions were $3.6 million for the first half of 1995 compared to $3.2 million for the same period of 1994, but decreased, as a percentage of Contract premiums, from 29% to 26%. Commission expense, as a percentage of Contract premiums, should approach 25% or less of Contract premiums in future years as a result of changes in the commission structure for contracts sold after March 1, 1995.

     General and administrative expenses during both the 1995 and 1994 six month periods were $2.1 million and represented 15% and 19%, respectively, of Contract premiums for such periods. These expenses are expected to continue to decrease when expressed as a percentage of Contract premiums as a result of certain economies of scale pertaining to the Company's operations.

     Direct marketing costs which include those costs other than commissions, which are directly associated with new contract sales, increased to $448,000 for the first half of 1995 from $388,000 for the same period of 1994 but were fairly consistent as a percent of Contract premiums (3% and 4%, respectively). As a result of retirement of outstanding debt, interest expense decreased substantially during the first six months of 1995 to $6,000 compared to $202,000 for the same period of 1994.

     Two principal operating measures monitored by the Company are the loss ratio and the expense ratio. The loss ratio represents Contract benefit costs as a percentage of Contract premiums. The expense ratio represents the total of commissions, direct marketing expenses, general and administrative expenses, premium taxes, interest and certain other normal operating expenses as a percentage of Contract premiums. The Company strives to maintain a combined loss and expense ratio as low as possible. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses. The loss ratio was 33% for both the first six months of 1995 and the first six months of 1994 while the expense ratio for the first six months of 1995 decreased to 45% from 54% for the same period of 1994 resulting in a combined ratio for the first six months of 1995 of 78% compared to 87% for the same period of 1994.

     The Company has recorded a provision for income taxes of $1,653,000 (34% of pretax income, all of which is deferred) for the first half of 1995 compared to $26,000 for the same period of 1994. The 1995 provision is attributable to significant anticipated growth and reflects the Company's expectation that it is more likely than not that it will not be able to realize the future tax benefit of its net operating loss carryforwards.

     Dividends paid on outstanding preferred stock during the first six months of 1995 increased to $118,000 from $37,000 during the same period of 1994. This increase is attributable to dividends paid on outstanding shares of $2.40 Cumulative Convertible Preferred Stock issued during June and July, 1994 in conjunction with a public unit offering. This series of preferred stock automatically converted to common stock pursuant to its terms on February 27, 1995, as described below.

SECOND QUARTER OF 1995 COMPARED TO THE SECOND QUARTER OF 1994

     The results of operations in the second quarter of 1995, compared to the second quarter of 1994, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first six months of 1995 compared to the first six months of 1994.

     Total revenues increased 44% or approximately $2.7 million to $9.0 million in the second quarter of 1995 compared to $6.2 million in the second quarter of 1994, primarily as a result of increase in Contract premiums. The Contract premium increase of approximately 30% primarily resulted from an increase in the number of average active Contracts during the second quarter of 1995 compared to the similar period in 1994.

     Contract benefits totaled $2.5 million in the 1995 second quarter compared to $1.9 million in the 1994 second quarter and resulted in a loss ratio of 34% and 33%, respectively. The Company's expense ratio for the second quarter of 1995 was 44% compared to 56% for the 1994 second quarter resulting in a combined loss and expense ratio of 78% for the second quarter of 1995 compared to 89% for the same period of 1994.

     The above factors resulted in a 1995 second quarter net income of $1.8 million compared to $905,000 for the second quarter of 1994.

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

     Each warrant entitled the holder to purchase one share of common stock at an exercise price of $2.50 per share at any time until September 8, 1999. The warrants were redeemable at the option of the Company at a price of $.25 per warrant following the date upon which the last reported sale price of the common stock of the Company exceeds $3.75 per share (150% of the warrant exercise price) for five consecutive trading days. The closing price of the common stock exceeded that price level for the five consecutive trading days ended April 20, 1995.

     The Company exercised its right to call the warrants for redemption and all of the 2.4 million warrants with an exercise price of $2.50 per warrant were exercised and resulted in net cash proceeds to the Company of more than $6 million. As a result of the exercise, the number of outstanding shares of the Company's common stock increased to 20,545,661 shares from 18,120,171. The proceeds from the exercise of the warrants have been invested in short term obligations of the U.S. Treasury and other government agencies and will be used primarily for the payment of commission advances upon the sale of new Contracts.

     Consolidated net cash provided by operating activities was $944,000 for the first six months of 1995 compared to $1,114,000 for the 1994 period. The decrease of $170,000 in cash provided by operations during the first half of 1995 compared to the same period of 1994 resulted primarily from an increase in net income of $1.4 million, increase in accrued Contract benefits of $507,000 and an increase in deferred income taxes of $1.7 million but was more than offset by the net decreases in accounts payable and accrued expenses and contingency reserves of $156,000, net decrease in accrued Contract income of $155,000, net increases in other assets of $651,000 and net increases in associate balances of $2.8 million.

     The Company had consolidated working capital of $17.5 million at June 30, 1995, an increase of $7.5 million compared to consolidated working capital of $10.0 million at December 31, 1994 and an increase of $10.0 million compared to June 30, 1994 working capital of $7.5 million. The significant increase in working capital from June 30, 1994 to June 30, 1995 was primarily the result of increased cash and short-term investments of $7 million together with the complete retirement of $2.4 million in outstanding debt.

     The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July, 1996. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's Contracts that have been in existence for 18 months or more. At June 30, 1995, the borrowing base was approximately $4.5 million. Under the agreement, the interest rate, at the option of the Company, is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1996. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement.

     The Company believes that it has significant ability to finance expected future growth in Contract sales based on its existing amount of cash and cash equivalents at June 30, 1995 ($16.0 million) and the unused revolving credit agreement availability of $4.5 million.

     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate Contracts as insurance or specialized legal expense products. The most significant of these wholly-owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of either PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures.



  PART II - OTHER INFORMATION


  ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-QSB:

        No.               Description
        11.1              Statement Regarding Computation of Per Share Earnings

        27.1              Financial Data Schedule

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1995.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRE-PAID LEGAL SERVICES, INC.



    Date: July 31, 1995                      /S/ HARLAND C. STONECIPHER
                                             Harland C. Stonecipher, Chairman



    Date: July 31, 1995                      /S/ RANDY HARP
                                             Randy Harp, Chief Financial Officer
                                             (Principal Financial Officer)



    Date: July 31, 1995                      /S/ KATHY PINSON
                                             Kathy Pinson, Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX


      No.                                   Description
------------    ---------------------------------------------------------------

     11.1           Statement Regarding Computation of Per Share Earnings

     27.1           Financial Data Schedule