Form 10QSB
period 1995-09-30
PRE PAID LEGAL SERVICES INC
filed 1995-11-03
CIK 311657

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1995

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

                  Yes   X                   No ____

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 3, 1995:

             Common Stock          $.01 par value         20,745,542


     Transitional Small Business Disclosure Format (Check One): Yes     No   X

                         PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                         PRE-PAID LEGAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (Amounts in 000's, except par values)

                    ASSETS
                                                     September 30,  December 31,
                                                         1995          1994
                                                      (Unaudited)
Current assets:
  Cash.............................................   $ 11,493        $ 2,972
  Held-to-maturity short-term investments..........          -          6,540
    Total cash and unpledged cash equivalents......     11,493          9,512
  Held-to-maturity investments.....................      3,484              -
  Accrued contract income..........................        846            563
  Associates' balances - current portion...........      5,291          2,329
      Total current assets.........................     21,114         12,404
Held-to-maturity investments.......................        499            410
Investments pledged................................      2,774          1,772
Associates' balances...............................      3,794            204
Property and equipment, net........................      2,158          2,071
Other..............................................      1,912          1,293
      Total assets.................................   $ 32,251       $ 18,154

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Contract benefits................................   $  1,492       $  1,409
  Accounts payable and accrued expenses............        474            496
  Contingency reserves on trust preparation services       206            442
    Total current liabilities.......................     2,172          2,347
Deferred income taxes...............................     2,654              -
      Total liabilities.............................     4,826          2,347
Stockholders' equity:
  Preferred stock, $1 par value; authorized 400 shares;
     issued and outstanding as follows:
      $2.40 Cumulative Convertible Preferred Stock,
        authorized 391 shares; 0 and 299 shares outstanding
        at September 30, 1995 and December 31, 1994;
        respectively, liquidation value of $7,188 at
        December 31, 1994                                    -            299
      $3.00 Cumulative Convertible Preferred Stock,
        authorized 5 shares; 5 shares outstanding;
        liquidation value of $84 ...................         5              5
  Special preferred stock, $1 par value; authorized
        500 shares, issued and outstanding in one series
        designated as follows:
      $1.00 Non-Cumulative Special Preferred Stock,
        46 and 60 shares authorized, issued and outstanding
        at September 30, 1995 and December 31, 1994,
        respectively; liquidation value of $615 and
        $803 at September 30, 1995 and December 31, 1994,
        respectively...............................          46            60
  Common stock, $.01 par value; 100,000 shares authorized;
        21,471 and 14,216 issued at September 30, 1995 and
        December 31, 1994, respectively                     215           142
  Capital in excess of par value...................      37,596        30,770
  Retained earnings (deficit)......................      (8,260)      (13,292)
  Less:  Treasury Stock at cost ...................      (2,177)       (2,177)
    Total stockholders' equity.....................      27,425        15,807
      Total liabilities and stockholders' equity...    $ 32,251      $ 18,154

  The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in 000's, except per share amounts)
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                       1995            1994
 Revenues:
  Contract premiums.............................  $  21,953       $   16,848
  Associate services............................      2,166              628
  Interest income...............................      1,028              314
  Other.........................................      1,269              652
                                                     26,416           18,442
Costs and expenses:
  Contract benefits.............................      7,446            5,794
  Commissions...................................      5,458            4,979
  General and administrative....................      3,474            3,141
  Direct marketing expenses.....................        707              469
  Costs of associate services...................        761              324
  Interest......................................          9              277
  Depreciation..................................        353              308
  Premium taxes.................................        171              168
  Other.........................................        230              229
                                                     18,609           15,689

Income before income taxes......................      7,807            2,753
Provision for income taxes......................      2,654               31
Net income......................................      5,153            2,722
Less dividends on preferred shares..............        121              254
Net income applicable to common shares..........   $  5,032        $   2,468

Earnings per common and common equivalent share    $    .25        $     .20
Earnings per common share - assuming full dilution $    .24        $     .18





   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in 000's, except per share amounts)
                                  (Unaudited)

                                                Three Months Ended September 30,
                                                     1995                1994
 Revenues:
  Contract premiums............................  $   8,086           $   5,786
  Associate services...........................        957                 230
  Interest income..............................        348                 113
  Other........................................        426                 276
                                                     9,817               6,405
Costs and expenses:
  Contract benefits.............................     2,836               2,080
  Commissions...................................     1,872               1,779
  General and administrative....................     1,325               1,080
  Direct marketing expenses.....................       259                  81
  Costs of associate services...................       317                 129
  Interest......................................         3                  75
  Depreciation..................................       122                  96
  Premium taxes.................................        62                  54
  Other.........................................        77                  82
                                                     6,873               5,456

Income before income taxes......................     2,944                 949
Provision for income taxes......................     1,001                   5
Net income......................................     1,943                 944
Less dividends on preferred shares..............         3                 217
Net income applicable to common shares..........   $ 1,940           $     727

Earnings per common and common equivalent share    $   .09           $     .06
Earnings per common share - assuming full dilution $   .09           $     .05


















   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                  (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                                    1995              1994

Cash flows from operating activities:
Net income .....................................................................$  5,153          $  2,722
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes ..........................................   2,654              --
  Depreciation and amortization ................................................     353               308
  Increase (decrease) in contract benefits .....................................      83               (15)
  Increase in associates' balances .............................................  (6,552)             (593)
  (Increase) decrease in other assets ..........................................    (619)              165
  Increase in accrued contract income ..........................................    (283)             (552)
  Decrease in accounts payable and accrued expenses and contingency reserves ...    (258)              (72)
      Net cash provided by operating activities ................................     531             1,963

Cash flows from investing activities:
  Additions to property and equipment ..........................................    (440)             (161)
  Increase (decrease) in held-to-maturity investments and investments pledged ..  (4,575)              833
      Cash (used in) provided by investing activities ..........................  (5,015)              672

Cash flows from financing activities:
  Reduction in notes payable ...................................................       -            (1,918)
  Payment of debentures ........................................................       -              (552)
  Proceeds from issuance of promissory notes ...................................       -                75
  Proceeds from sale of common and preferred stock .............................   6,586             7,135
  Dividends paid on preferred stock ............................................    (121)             (254)
      Net cash provided by financing activities ................................   6,465             4,486

Net increase in cash and unpledged cash equivalents ............................   1,981             7,121
Cash and cash equivalents at beginning of period ...............................   9,512             2,525
Cash and cash equivalents at end of period .....................................$ 11,493          $  9,646

Supplemental disclosure of cash flow information:
  Cash paid for interest .......................................................$      9          $    290
  Cash paid for taxes ..........................................................$     18          $     30












   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     The consolidated balance sheet as of September 30, 1995, the related statements of operations for the three- month and nine-month periods ended September 30, 1995 and 1994 and the statements of cash flows for the nine-month periods ended September 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

     These financial statements and notes are presented as permitted by Form 10-QSB and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB for the year ended December 31, 1994.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  RESULTS OF OPERATION

  FIRST NINE MONTHS OF 1995 COMPARED TO FIRST NINE MONTHS OF 1994

     The Company reported net income of $5.2 million and net income applicable to common shares of $5.0 million, or $.25 per common share, for the nine months ended September 30, 1995 compared to net income of $2.7 million and net income applicable to common shares of $2.5 million, or $.20 per common share, for the comparable period of 1994. The increase in the net income for the 1995 period is attributable to increases in every revenue category during the first nine months of 1995 as compared to the same period of 1994.

     Revenues rose 43% to $26.4 million from $18.4 million for the prior year's comparable period. Income before income taxes for the first nine months of 1995 increased 183% to $7.8 million from $2.8 million for the comparable period of 1994. The relatively higher percentage increase in income before income taxes compared to revenues resulted primarily from decreases in commissions, general and administrative expenses, and contract benefits as a percentage of revenues.

     Contract premiums totaled $22.0 million during the first nine months of 1995 compared to $16.8 million for the same period of 1994, an increase of 30%. The increase in contract premiums was primarily the result of increased new contract sales resulting in a higher number of active contracts in force. New contract sales during the first nine months of 1995 were 75,469 compared to 33,541 during the 1994 period, an increase of 125%. At September 30, 1995, there were 186,669 active contracts in force compared to 141,372 at September 30, 1994, an increase of 32%.

     Associate services revenue increased from $628,000 for the first nine months of 1994 to $2.2 million during the same period of 1995 as a result of higher new associate enrollments. New associates enrolled during the first nine months of 1995 were 33,916 compared to 10,181 for the same period of 1994, an increase of 233%. Future revenues from associate services will depend primarily on the number of new associates enrolled, but the Company expects that such revenues will continue to be partially offset by the direct and indirect cost to the Company of providing associate services.

     Interest income increased as a result of increases in the average investments outstanding. At September 30, 1995 the Company reported $18.2 million in cash and investments compared to $11.7 million at September 30, 1994.

     Contract benefits totaled $7.4 million for the first nine months of 1995 compared to $5.8 million for the same period of 1994, an increase of 29%. However, the loss ratio for both periods remained constant at 34% of Contract premiums.

     Commissions were $5.5 million for the first nine months of 1995 compared to $5.0 million for the same period of 1994, but decreased, as a percentage of contract premiums, from 30% to 25%. Commission expense, as a percentage of contract premiums reflects changes in the commission structure for contracts sold after March 1, 1995.

     General and administrative expenses during the 1995 and 1994 nine month periods were $3.5 million and $3.1 million, respectively, and represented 16% and 19% of contract premiums for such periods. If contract premiums continue to increase, these expenses are expected to continue to decrease when expressed as a percentage of contract premiums as a result of certain economies of scale pertaining to the Company's operations.

     Direct marketing costs increased to $707,000 for the first nine months of 1995 from $469,000 for the same period of 1994 but were fairly consistent as a percent of contract premiums (3%) and include those costs other than commissions, which are directly associated with new contract sales. As a result of retirement of outstanding debt, interest expense decreased substantially during the first nine months of 1995 to $9,000 compared to $277,000 for the same period of 1994.

     The Company's expense ratio for the first nine months of 1995 was 46% compared to 54% for the comparable period of 1994. The loss ratio for both periods remained constant at 34% of Contract premiums resulting in a combined loss and expense ratio of 80% for the nine months ended September 30, 1995 compared to 88% for the same period of 1994.

     The Company has recorded a provision for income taxes of $2.7 million (34% of pretax income, all of which is deferred) for the first nine months of 1995 compared to $31,000 for the same period of 1994. The 1995 provision is attributable to significant anticipated growth and reflects the Company's expectation that it is more likely than not that it will not be able to realize the future tax benefit of its net operating loss carryforwards.

     Dividends paid on outstanding preferred stock during the first nine months of 1995 was $121,000 compared to $254,000 during the same period of 1994. This decrease is attributable to dividends paid on outstanding shares of $2.40 Cumulative Convertible Preferred Stock issued during June and July, 1994 in conjunction with a public unit offering which automatically converted to common stock pursuant to its terms on February 27, 1995, as described below.

  THIRD QUARTER OF 1995 COMPARED TO THE THIRD QUARTER OF 1994

     The results of operations in the third quarter of 1995, compared to the third quarter of 1994, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first nine months of 1995 compared to the first nine months of 1994.

     Total revenues increased 53% or approximately $3.4 million to $9.8 million in the third quarter of 1995 compared to $6.4 million in the third quarter of 1994, primarily as a result of increase in contract premiums. The contract premium increase of approximately 40% primarily resulted from an increase in the number of average active contracts during the third quarter of 1995 compared to the similar period of 1994.

     Contract benefits totaled $2.8 million in the 1995 third quarter compared to $2.1 million in the 1994 third quarter and resulted in a loss ratio of 35% and 36%, respectively. The Company's expense ratio for the third quarter of 1995 was 45% compared to 53% for the 1994 third quarter resulting in a combined loss and expense ratio of 80% for the third quarter of 1995 compared to 89% for the same period of 1994.

     The above factors resulted in 1995 third quarter net income and net income applicable to common shares of $1.9 million, or $.09 per common share, for the three months ended September 30, 1995 compared to net income of $944,000 and net income applicable to common shares of $727,000, or $.06 per common share, for the comparable period of 1994.

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

     Consolidated net cash provided by operating activities was $531,000 for the first nine months of 1995 compared to $2.0 million for the 1994 period. The decrease of $1.4 million in cash provided by operations during the first nine months of 1995 compared to the same period of 1994 resulted primarily from an increase in net income of $2.4 million, an increase in deferred income taxes of $2.6 million and a net decrease in contract benefits of $98,000 but was more than offset by the net decreases in accounts payable and accrued expenses and contingency reserves of $186,000, net decrease in accrued contract income of $269,000, net increases in other assets of $784,000 and net increases in associate balances of $6.0 million.

     The Company had consolidated working capital of $18.9 million at September 30, 1995, an increase of $8.9 million compared to consolidated working capital of $10.0 million at December 31, 1994 and an increase of $9.9 million compared to September 30, 1994 working capital of $9.0 million. The significant increase in working capital from September 30, 1994 to September 30, 1995 was primarily the result of increased cash and short-term investments of $5.3 million and increased associates' balances of $2.9 million together with the complete retirement of $1.4 million in outstanding short-term debt.

     The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July, 1996. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's contracts that have been in existence for 18 months or more. At September 30, 1995, the borrowing base was approximately $4.7 million. Under the agreement, the interest rate, at the option of the Company, is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1996. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement.

     The Company believes that it has significant ability to finance expected future growth in contract sales based on its existing amount of cash and short-term investments at September 30, 1995 ($15.0 million) and the unused revolving credit agreement availability of $4.7 million.

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

  PART II - OTHER INFORMATION


  ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed as part of this Form 10-QSB:

         No.               Description
        11.1              Statement Regarding Computation of Per Share Earnings
        27.1              Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1995.




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PRE-PAID LEGAL SERVICES, INC.



    Date: November 3, 1995                   /S/ HARLAND C. STONECIPHER
                                             Harland C. Stonecipher, Chairman



    Date: November 3, 1995                   /S/ RANDY HARP
                                             Randy Harp, Chief Financial Officer
                                             (Principal Financial Officer)



    Date: November 3, 1995                   /S/ KATHY PINSON
                                             Kathy Pinson, Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX


      No.                                      Description
------------       -------------------------------------------------------------

     11.1               Statement Regarding Computation of Per Share Earnings

     27.1               Financial Data Schedule