Form 10-K
period 1995-12-31
PRE PAID LEGAL SERVICES INC
filed 1996-04-01
CIK 311657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark one)
     (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( ).

     The issuer's revenues for the most recent fiscal year were $37,484,000.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
     As of March 26, 1996 - $ 271,917,546.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 1996 there were 21,046,191 shares of Common Stock, par value $.01 per share, outstanding.

                          PRE-PAID LEGAL SERVICES, INC.
                                   FORM 10-KSB

                      For the year ended December 31, 1995


                                TABLE OF CONTENTS
PART I.

ITEM 1.       DESCRIPTION OF BUSINESS
              General
              Industry Overview
              Description of Contracts
              Provider Attorneys
              Marketing
              Operations
              Quality Control
              Competition
              Regulation
              Employees

ITEM 2.       DESCRIPTION OF PROPERTY

ITEM 3.       LEGAL PROCEEDINGS

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS


PART II.

ITEM 5.       MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION
              Selected Financial Data
              General
              Results of Operations:
                  1995 compared to 1994
                  1994 compared to 1993
              Liquidity and Capital Resources

ITEM 7.       FINANCIAL STATEMENTS

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE

PART III.

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS:  COMPLIANCE WITH SECTION
              16(a) OF THE EXCHANGE ACT

ITEM 10.      EXECUTIVE COMPENSATION

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                          PRE-PAID LEGAL SERVICES, INC.
                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                     PART I.

ITEM 1.      DESCRIPTION OF BUSINESS

General

     The Company was one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. The Company's predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, the Company was formed and acquired its predecessor in a stock exchange. The Company began offering memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 the Company implemented a legal expense benefit which provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. The Company's legal expense plans (referred to as "Contracts") currently provide for or reimburse a portion of the legal fees associated with a variety of legal services in a manner similar to medical reimbursement plans. At December 31, 1995, the Company had 203,535 Contracts in force with members in all 50 states, and the District of Columbia. Approximately 76% of such Contracts were in 12 states.

Industry Overview

     Legal service plans, while used in Europe for many years, were first developed in the United States in the 1970s. Since that time, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. According to estimates developed by the National Resource Center for Consumers of Legal Services ("NRC"), there were 88.5 million Americans entitled to service through at least one legal service plan in 1995, compared to 4 million in 1981, 15 million in 1985, 58 million in 1990 and 85 million in 1994. The legal service plan industry continues to evolve and market acceptance of legal service plans, as indicated by the recent growth in the number of individuals covered by plans, is increasing.

     Legal service plans are offered through various organizations and marketing methods and contain a wide variety of benefits. The types of plans offered include "free" plans which generally provide limited benefits on an automatic enrollment basis without any direct cost to the individual user. Free plans include those sponsored by labor unions, the American Association of Retired Persons, the National Education Association and military services and, according to NRC estimates, accounted for approximately 61% of covered persons in 1995. The NRC estimates that an additional 22% are covered by employee assistance plans which are also automatic enrollment plans without direct cost to participants designed to provide limited telephonic access to attorneys for employee groups. Employer paid plans pursuant to which more comprehensive benefits are offered by the employer as a fringe benefit are estimated by the NRC to account for approximately 8% of covered persons in 1995. Until June 30, 1992, employer provided group legal services were excluded from an employee's income, similar to the tax treatment of employer provided health care benefits. Such exclusion was repealed for tax years beginning after June 30, 1992, but the debate regarding the repeal continues with each Congressional session.

     According to the NRC, the remaining covered persons in 1995 were covered by individual enrollment plans, other employment based plans, including voluntary payroll deduction plans, and miscellaneous plans. These plans were estimated by the NRC to account for approximately 9% of the market in 1995 and represent the market segment in which the Company primarily competes. According to the NRC, these plans typically have more comprehensive benefits, higher utilization, involve higher costs to participants, and are offered on an individual enrollment or voluntary basis.

     The NRC estimates that approximately 78% of the total U.S. work force was not covered by a legal service plan in 1995. Of the 22% of the work force covered by legal service plans, only 4% was estimated by the NRC to be covered by plans having benefits comparable to those provided by the Company's Contracts. Accordingly, the Company believes that significant opportunities exist for successful marketing of the Company's Contracts to employee groups and other individual consumers.

Description of Contracts

     Legal services have been offered under two types of Contracts: closed panel and open panel. Since 1987, substantially all of the Contracts sold by the Company have been closed panel Contracts which allow members to access legal services through a network of independent attorneys ("provider attorneys") under contract with the Company. Provider attorneys are paid a fixed fee on a per capita basis to render services to plan members residing within the state in which the provider attorney is licensed to practice. Because the fixed fee payments by the Company to provider attorneys in connection with closed panel plans do not vary based on the type and amount of benefits utilized by the member, the closed panel plans provide significant advantages to the Company in managing claims risk. At December 31, 1995, closed panel Contracts comprised approximately 80% of the Company's active Contracts. Prior to 1987, the Company sold primarily open panel Contracts which allow members to locate their own attorney to provide legal services available under the Contract with the member's attorney being reimbursed for services rendered based on usual, reasonable and customary fees.

     The family legal plan currently marketed by the Company consists of four basic benefits which provide coverage for a broad range of preventive and litigation-related legal expenses. The family plan accounted for approximately 92% of the outstanding Contracts at December 31, 1995. In addition to the family plan, the Company markets other specialized legal services products specifically related to employment in certain professions. The Commercial Driver Legal Plan, developed in 1986, is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider attorney and provides legal services associated with administrative hearings. The School Teachers Legal Plan, developed in 1993 and marketed to school employees, also provides legal services associated with administrative hearings. The Small Business Owners plan was developed during 1995 and test marketed in selected geographical areas. This plan provides business oriented legal service benefits for small business with 15 or fewer employees and $250,000 or less in net income per year. Also developed during 1995 in conjunction with a regional CPA firm and test marketed to sales associates is the Tax and Financial Services plan. This plan has a minimum one year enrollment and provides unlimited toll free consultation and annual tax return preparation for both the State and Federal income tax returns.

     In addition to the various plans described above, the Company has made its plans available in several states in Spanish. The plan benefits are identical to the family legal service plans but all marketing and membership related materials are provided in Spanish. Additionally, the provider law firms have bilingual staff and attorney resources and the Company has bilingual staff for both customer service and marketing service functions. The Company is in the process of developing its materials and making the necessary staffing additions in its offices and those of the provider law firms in order to make its legal service plans available in additional languages based on the expected market strength.

     In exchange for a fixed monthly, quarterly, semi-annual or annual payment, members are entitled to specified legal services. Each Contract is guaranteed renewable, except in the case of fraud or nonpayment of Contract fees. Contracts are automatically renewed at the end of each membership year unless the member cancels prior to the renewal date or fails to make payment on a timely basis.

     The basic legal service plan Contract is sold as a package consisting of five separate benefits known as "Titles." Contracts range in cost from $10.00 to $25.00 per month depending in part on the schedule of benefits, which varies from state to state in compliance with regulatory requirements, and on certain other state regulations. Benefits for most corporate and commercial matters are excluded from open panel Contracts. Benefits for domestic matters and drug and alcohol related matters are limited in all Contracts.

     Title I: Preventive Legal Services. This benefit offers unlimited toll-free access to a member's provider attorney firm for any legal matter. This Title also offers last will and testament preparation for the member and annual will reviews at no additional cost. Document review benefits and letter writing benefits are also Title I benefits.

     Title I benefits offered on the open panel plan basis permit half-hour consultations for personal legal matters with the attorney of choice and pay an attorney's reasonable fee for covered consultations. This benefit, however, does not provide for a duplication of services previously billed relating to the same matter per membership in a 90-day period. The member is responsible for any fees incurred as a result of legal work in addition to the half-hour consultation or legal assistance provided under this benefit.

     Title II: Automobile Legal Protection. This benefit offers legal assistance for matters resulting from the operation of a licensed motor vehicle or boat. Members have assistance available to them at no additional cost for: (a) defense in the court of original jurisdiction of moving traffic violations deemed meritorious, (b) defense in the court of original jurisdiction of any charge of manslaughter, involuntary manslaughter, vehicular homicide or negligent homicide as the result of a licensed motor vehicle or boat accident, (c) up to 2.5 hours of assistance per incident for collection of minor property damages (up to $2,000) sustained by the member's licensed motor vehicle or boat in an accident,
(d) up to 2.5 hours of assistance per incident for collection of personal injury damages (up to $2,000) sustained by the member or covered family member while driving, riding or being struck as a pedestrian by a motor vehicle, and (e) up to 2.5 hours of assistance per incident in connection with an action, including an appeal, for the maintenance or reinstatement of a member's driver's license which has been canceled, suspended, or revoked. No coverage under this Title of the basic legal service plan is offered to members for pre-existing conditions, drug or alcohol related matters, or for commercial vehicles over two axles.

     Title III: Trial Defense. This Title offers assistance to the member and the member's spouse through an increasing schedule of benefits based on membership year. Up to 60 hours of attorney time are available for the defense of civil or job-related criminal charges in the first membership year. The criminal action must be a result of the direct performance of employment activities of the member or spouse. Up to 2.5 hours of assistance are available prior to trial, and the balance is available for actual trial services. The schedule of benefits under this Title increases by 60 hours each membership year to: 120 hours in the second membership year, 3 hours of which are available for pre-trial services; 180 hours in the third membership year, 3.5 hours of which are available for pre-trial services; 240 hours in the fourth membership year, 4 hours of which are available for pre-trial services, to the maximum limit of 300 hours in the fifth membership year, 4.5 hours of which are available for pre-trial services. This Title excludes domestic matters, bankruptcy, deliberate criminal acts, alcohol or drug related matters, business matters, and pre-existing conditions.

     In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the membership incrementing 5 additional hours each membership year to the maximum limit of 35 hours in the fifth membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth membership year. The
Company has experienced increased sales of this option during the last two years.

     Title IV: IRS Audit Protection Services. This benefit offers up to 50 hours of legal assistance per year in the event the member, spouse or dependent children receive written notification of an Internal Revenue Service ("IRS") audit or are summoned in writing to appear before the IRS concerning a tax return. The 50 hours of assistance are available in the following circumstances:
(a)  up  to  1  hour  for  initial  consultation,   (b)  up  to  2.5  hours  for
representation in connection with the audit if settlement with the IRS is not reached within 30 days, and (c) the remainder of the 50 hours if settlement is not achieved prior to litigation. Coverage is limited to audit notification received regarding the tax return for years during which the membership is effective. Representation for charges of fraud or income tax evasion, business and corporate tax returns and certain other matters are excluded from this Title.

     With pre-trial benefits limited to 2.5 hours to 4.5 hours based on the membership year under Title III (without the pre-trial option described) and 3.5 hours under Title IV, these Titles do not ensure complete pre-trial coverage. While Title I provides unlimited toll-free access to a member's provider attorney firm for consultation on any legal matter, a matter must actually proceed to trial before additional Title III and IV benefits are available. The costs of pre-trial preparation that exceed the benefits under the Contract are the responsibility of the member. Provider attorneys under the closed panel
Contract have agreed to provide to members any legal service beyond those stipulated in the Contract at a 25% discount from the provider's customary and usual rate.

     Title II, III and IV benefits available on an open panel plan basis provide comparable benefits with limitations based on fees incurred rather than hours of service.

     Title V: Preferred Member Discount. Provider attorneys under the closed panel Contract have agreed to provide to members any legal services beyond those stipulated in the Contract at a fee discounted 25% from the provider's customary and usual rate.

     Commercial Driver's Legal Plan
     The Commercial Driver's Legal Plan provides coverage on a closed panel plan basis for persons who drive a commercial vehicle for a living. The Company has members covered under the Commercial Driver's Legal Plan in 45 states. The Commercial Driver's Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years ended December 31, 1995 and 1994, this plan accounted for approximately 4.7% and 7.8%, respectively, of Contract premiums. The Plan is available at the monthly rate of $35.95. Benefits include Title II, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations, bail and arrest bonds, and services for family vehicles.

     Law Officers Legal Plan
     The Law Officers Legal Plan was designed in 1991 to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly group rate of $14.95. The Company has members covered under the Law Officers Legal Plan in 16 states. The Law Officers Legal Plan offers the basic plan benefits of Titles I, III and IV. Title II is available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Provider attorneys have agreed to provide any legal service not specifically covered by this plan at a 25% discount from the standard fee for services. No coverage for members' spouses is available beyond these benefits. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider attorney in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings is also available to members as a schedule of benefits which increases with each membership year. The schedule of benefits is similar to that offered under Title III, Trial Defense. During the years ended December 31, 1995 and 1994, the Law Officers Legal Plan accounted for approximately 3.4% and 3.9%, respectively, of the Company's Contract premiums.


Provider Attorneys

     The Company currently markets Contracts primarily on a closed panel basis. Closed panel Contracts allow members to access legal services through a network of independent attorneys under contract with the Company generally referred to as "provider attorneys." Provider attorneys are paid a fixed fee on a per capita basis to render services to plan members residing within the state in which the provider attorney is licensed to practice. Because the fixed fee payments by the Company to provider attorneys in connection with closed panel Contracts do not vary based on the type and amount of benefits utilized by the member, the closed panel Contracts provide significant advantages to the Company in managing claims risk. Prior to 1987, the Company sold Contracts on an open panel basis. Open panel Contracts allow members to locate their own attorney to provide legal services available under the membership. Members' attorneys are reimbursed for services rendered according to a payment schedule commonly termed "usual, reasonable, and customary" relevant to the average cost of legal services in their area. At December 31, 1995, closed panel Contracts comprised approximately 80% of the Company's active memberships while open panel Contracts accounted for the remainder.

     Provider attorney firms are selected to serve closed panel plan members based on a number of factors, including recommendations from provider attorneys and other attorneys in the area in which the candidate provider attorney is located and in neighboring states, investigation by the Company of bar association standing and client references, evaluation of the education, experience and areas of practice of attorneys within the firm, on-site evaluations by Company management, and interviews with attorneys in the firm who would be responsible for providing services. Each provider attorney must have at least two years of experience as an attorney, unless the Company waives this requirement due to special circumstances such as instances when the attorney demonstrates significant legal experience acquired in an academic, judicial or similar capacity other than as an attorney.

     Agreements with provider attorney firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit the Company to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a specified minimum amount of malpractice insurance, (d) preclude the Company from interference with the attorney-client relationship, and (e) provide for periodic review of services provided. The Company is precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, the Company enrolls a group of 500 or more members, or when the agreement is terminated by either party. Provider attorneys are not precluded from contracting with other prepaid legal service companies. Provider attorneys receive a fixed monthly payment for each closed plan member in the service area and are responsible for providing the Contract benefits without additional remuneration. If a closed panel Contract provider attorney delivers legal services to an open panel member, the attorney is reimbursed for services rendered according to the open panel membership Contract.

     The Company has had occasional disputes with provider attorneys, some of which have resulted in litigation. Nonetheless, the Company believes that its relations with provider attorneys are generally good. At the end of 1995, the Company had 27 provider attorney firms compared to 23 provider attorney firms at the end of 1994 and 1993. During the last three years, the Company's relationships with an average of three provider attorney firms annually were terminated by the Company or the provider attorney firm for reasons other than the lack of a sufficient number of members in the geographic area to support the use of the provider attorney firm.

     The Company's agreements with provider attorney firms provide that the provider attorney firms will indemnify the Company against liabilities resulting from legal services rendered by the provider attorney firm.

Marketing

     Multi-Level Marketing
     Until the end of 1983, the Company experienced modest growth in marketing its products to groups as an employee benefit through commissioned agents. Beginning in 1984, the Company commenced marketing its products through a multi-level marketing plan designed to emphasize individual sales. This technique resulted in dramatic growth. New Contract sales increased from approximately 39,836 in 1983 to 49,490 in 1984 to 134,000 in 1985 to
approximately 221,000 in 1986. From Contract premiums of just under $8 million in 1984, the Company's Contract premiums increased to more than $16 million in 1985, approximately $36 million in 1986, and approximately $42 million in 1987.

     In order to finance its growth, the Company raised approximately $25 million in various financing transactions between 1983 and 1986. However, these amounts were not adequate to fund the continuing growth in new Contract sales. In 1987, in order to improve cash flow, the Company implemented a number of measures to curtail growth, including modifications to its marketing plan to de-emphasize multi-level marketing. In 1992, as a result of improvements in the Company's financial condition, the Company implemented changes in its marketing plans to encourage sales of new Contracts, including increasing the amount of first year Commissions paid on new Contract sales. During 1995, the Company sold 109,922 new Contracts compared to 45,893 new Contracts during 1994 and 34,294 during 1993. Since 1987, the Company also implemented a number of actions to reduce indebtedness incurred to finance its rapid growth and retired all outstanding debt during 1994 from approximately $23.3 million in 1987.

     The Company's multi-level marketing program encourages individuals to sell Contracts and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Contract is sold and are not based solely on recruitment. When a Contract is sold, commissions are paid to the associate making the sale, and to other associates (often as many as nine others) who are in the line of associates who directly or indirectly recruited the selling associate. Each sales associate is responsible for monitoring the progress and sales practices of the associates recruited by him or her. The Company provides training materials, organizes area training meetings and designates personnel at the home office specially trained to answer questions and inquiries from associates.

     Multi-level marketing is primarily used for product marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective purchasers of the product and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Contracts with individuals or families sold by the multi-level sales force constituted 78% of the Company's Contracts in force at December 31, 1995, compared to 75% and 72% at December 1994 and 1993, respectively. Although other means of payment are available, approximately 64% of premiums on Contracts purchased by individuals or families are paid on a monthly basis by means of automatic bank draft.

     The Company's marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit its sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what the Company perceives to be a growing interest among employers in the value of providing legal service plans to their employees. Contracts in force at December 31, 1995 sold through employee groups constituted approximately 22% of total Contracts in force compared to 25% and 28% at December 31, 1994, and 1993, respectively. The majority of employee group Contracts are sold to school systems, governmental entities and businesses. No group accounted for more than 10% of the Company's consolidated revenues from Contracts during 1995 or 1994.

     Sales associates under the Company's multi-level marketing system are generally engaged as independent contractors and are provided with training guides and are given the opportunity to participate in Company training programs. Sales associates are required to complete a specified training program prior to marketing the Company's Contracts to employee groups. All advertising and solicitation materials used by sales associates must be approved by the Company prior to use. A substantial number of the Company's sales associates market the Company's Contracts on a part-time basis only. At December 31, 1995, the Company had 78,281 "active" sales associates compared to 43,909 "active" sales associates at December 31, 1994. A sales associate is considered to be "active" if he or she has originated at least three new Contracts per quarter or if he or she retains a personal Company Contract. During 1995, the Company had 21,116 sales associates who sold at least one Contract, of which 18,313 (87%) made first time sales, compared to 7,048 sales associates producing at least one Contract sale in 1994, of which 5,089 (72%) made first time sales.

     The Company  derives  revenues  from services  provided to its  multi-level marketing sales force, principally from a one-time enrollment fee of approximately $49 ($55 beginning February 1, 1996) from each new sales associate and the sale of marketing supplies and promotional materials to associates. Amounts collected from sales associates are intended primarily to offset the Company's direct and indirect costs incurred in recruiting, monitoring and providing materials to sales associates and are not intended to generate material profits from such activities.

     Cooperative Marketing
     The Company is continuing to develop a cooperative marketing strategy pursuant to which the Company seeks arrangements with insurance and service companies that have established sales forces. Under such arrangements, the agents or sales force of the cooperative marketing partner market the Company's Contracts along with the products already marketed by the partner's agents or sales force. Such arrangements allow the cooperative marketing partner to enhance its existing customer relationships and distribution channels by adding the Company's product to the marketing partner's existing range of products and services, while the Company is able to gain broader Contract distribution and access to established customer bases.

     The premium and commission structures in connection with Contracts sold under cooperative marketing arrangements are generally similar to the structure found in the Company's multi-level marketing system, although the specific terms of each cooperative marketing arrangement may vary depending on the strength of and the specific marketing, training and administrative responsibilities assumed by the cooperative marketing partner.

     The Company has had mixed success with cooperative marketing arrangements in the past and is unable to predict with certainty what success it will achieve, if any, under its current cooperative marketing arrangements.

Operations

     The Company's corporate operations involve membership application processing, member-related customer service, various associate-related services including commission payments, receipt of premiums, related general ledger accounting, and managing and processing benefit claims.

     The Company employs a computerized management information system to control operations costs and monitor benefit utilization. Among other functions, the system evaluates benefit claims, monitors member use of attorneys, calculates average amount of claims incurred, processed and paid by benefit category, and monitors marketing/sales data and financial reporting records. The Company believes its management information system has substantial capacity to accommodate increases in data flow before substantial upgrades will be required. The Company believes this excess capacity may enable it to make significant increases in the volume of its business and the number of members serviced with less than commensurate increases in administrative costs.

     The Company's operations also include departments specifically responsible for marketing support and regulatory and licensing compliance.

Quality Control

     The Company systematically monitors the services provided by provider attorneys to members through periodic member surveys and review of member complaints. Problems discovered in connection with member surveys or complaints are evaluated to determine remedial actions which the Company might recommend to provider attorneys and in the most extreme cases may result in the termination of a provider attorney. The Company meets with provider attorneys frequently to encourage dialogue and information sharing relating to the timely and effective delivery of services to members and requires provider attorneys to provide various reports to the Company to enable the Company to monitor Contract usage.

     The Company has an extensive data base of attorneys who have provided services to its members. Attorneys with whom members have experienced service problems are not listed on the Company's referral list for use by members when a designated provider attorney is not available.

     The Company also closely monitors the performance of its home office personnel, especially those who have telephone contact with members or sales associates. The Company records home office employee telephone calls with its provider attorneys and members to assure that Company policies are being followed and to gather data about recurring problems which may be avoided through modifications in policies.

Competition

     The Company competes in a variety of market segments in the prepaid legal services industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. An estimated 50% of the total estimated market in the segments in which the Company competes is served by a large number of small companies with regional areas of emphasis. The remaining 50% of such market is served primarily by the Company and five other principal competitors: Hyatt Legal Services, Midwest Legal Services, LawPhone, National Legal Plan, Montgomery Ward's Signature Group and The Prudential.

     If a greater number of companies seek to enter the prepaid legal services market, the Company will experience increased competition in the marketing of its Contracts. However, the Company believes its competitive position is enhanced by its actuarial data base and the ability to tailor products to suit any type of distribution channel or target market. Serious competition is most likely from companies with significant financial resources and advanced marketing techniques.

Regulation

     The Company is regulated by or required to file with or obtain approval of State Insurance Departments, Secretaries of State, State Bar Associations and State Attorney General offices depending on individual state opinions of regulatory responsibility for legal expense plans. While some states regulate legal expense plans as insurance or specialized legal expense products, others regulate them as services.

     As of December 31, 1995, the Company or one of its subsidiaries was marketing new Contracts in 29 states which require no special licensing or regulatory compliance. The Company's subsidiaries serve as operating companies in 11 states which regulate Contracts as insurance or specialized legal expense products. The most significant of these wholly-owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. Of Florida ("PPLSIF"). Of the Company's total Contracts in force as of December 31, 1995, 33% were written in jurisdictions which subject the Company or one of its subsidiaries to insurance or specialized legal expense regulation.

     In states with no special licensing or regulatory requirements, the Company commences operations only when advised by the appropriate regulatory authority that proposed operations do not constitute conduct of the business of insurance. There is no assurance that Contracts will be exempt from insurance regulation even in states with no specific regulations. In these situations, the Company or one of its subsidiaries would be required to qualify as an insurance company in order to conduct business.

     PPLCI serves as the operating company in most states where Contracts are determined to be an insurance product. PPLCI is organized as a casualty insurance company under Oklahoma law and as such is subject to regulation and oversight by various state insurance agencies. These agencies regulate the Company's forms, rates, trade practices, allowable investments and licensing of agents and sales associates. These agencies also prescribe various reports, require regular evaluations by regulatory authorities, and set forth minimum capital and reserve requirements. Dividends paid by PPLCI are restricted under Oklahoma law to available surplus funds derived from realized net profits.

     The  Company is required to register  and file  reports  with the  Oklahoma
Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and the Company or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's surplus, and must have prior approval of the Oklahoma Insurance Commissioner. Payment of any dividend by PPLCI to the Company from its statutory surplus or net gain from operations requires approval of the Oklahoma Insurance Commissioner. Any change in control of the Company, defined as acquisition by any method of more than 10% of the Company's outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI operates, such as Texas, provide for comparable registration and regulation of the Company.

     Certain states have enacted special licensing or regulatory requirements designed to apply only to companies offering legal service products. These states most often follow regulations similar to those regulating casualty insurance providers. Thus, the operating company may be expected to comply with specific minimum capitalization and unimpaired surplus requirements; seek approval of forms, Contracts and marketing materials; adhere to required levels of claims reserves, and seek approval of premium rates and agent licensing. These laws may also restrict the amount of dividends paid to the Company by such subsidiaries. PPLSIF is subject to restrictions of this type under the laws of the State of Florida and other jurisdictions in which it conducts business, including restrictions with respect to payment of dividends to the Company.

     As the legal plan industry matures, the Company anticipates enactment of additional legislation which would affect the Company and its subsidiaries. The Company cannot predict with any accuracy if such legislation would be adopted or its ultimate effect on operations, but expects to continue to work closely with regulatory authorities to attempt to minimize any undesirable impact.

     The Company's operations are further impacted by the American Bar Association Model Rules of Professional Conduct ("Model Rules") and the American Bar Association Code of Professional Responsibility ("ABA Code") as adopted by various states. Arrangements for payments to an attorney by an entity providing legal services to its members are permissible under both the Model Rules and the ABA Code, so long as the arrangement prohibits the entity from regulating or influencing the attorney's professional judgment. The ABA Code prohibits attorney participation in closed panel legal service programs in certain circumstances. The Company's agreements with provider attorney firms comply with both the Model Rules and the ABA Code. The Company relies on the attorneys serving as the designated attorneys for the closed panel benefits to determine whether their participation would violate any ethical guidelines applicable to them. The Company and its subsidiaries comply with filing requirements of state bar associations or other applicable regulatory authorities.

     The Company also is required to comply with state and federal laws governing the Company's multi-level marketing approach. These laws generally relate to unfair or deceptive trade practices, lotteries, business opportunities and securities. The Company has experienced no material problems with marketing compliance. In jurisdictions which require associates to be licensed, the Company receives all applications for licenses from the associates and forwards them to the appropriate regulatory authority. The Company maintains records of all associates licensed, including effective and expiration dates of licenses and all states in which an associate is licensed. The Company does not accept new Contract sale applications from any unlicensed associate in such jurisdictions.

Employees

     At December 31, 1995, the Company and its subsidiaries employed 119 individuals on a full-time basis, exclusive of independent agents and sales associates. None of the Company's employees are represented by a union. Management considers its employee relations to be good.


ITEM 2.      DESCRIPTION OF PROPERTY

     The executive and administrative offices of the Company and its subsidiaries are located at 321 East Main Street, Ada, Oklahoma. These offices, containing approximately 40,000 square feet of office space, are owned by the Company. While the Company currently fully utilizes these existing facilities, management believes that it will have no difficulty in securing additional facilities in close proximity to its office building if necessary for future expansion.

ITEM 3.      LEGAL PROCEEDINGS

     The Company is a named defendant in certain lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition liquidity or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At March 26, 1996, there were approximately 9,200 holders of record (including brokerage firms and other nominees) of the Company's Common Stock. The Common Stock is listed on the American Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, as reported by the American Stock Exchange.

                                                           High      Low
1996:
  1st Quarter (through March 26)....................      $14.00   $ 9.13

1995:
  4th Quarter.......................................      $10.88   $ 6.75
  3rd Quarter.......................................        8.88     5.56
  2nd Quarter.......................................        7.06     3.19
  1st Quarter.......................................        3.69     1.69

1994:
  4th Quarter.......................................      $ 2.25   $ 1.94
  3rd Quarter.......................................        2.38     1.31
  2nd Quarter.......................................        2.06     1.31
  1st Quarter.......................................        2.25     1.25

     The Company has never declared a cash dividend on its Common Stock. For the foreseeable future, it is anticipated that any earnings which may be generated from the operations of the Company will be used to finance the Company's growth and that cash dividends will not be paid to holders of the Common Stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner. At December 31, 1995, PPLCI did not have funds available for payment of dividends without the prior approval of the Oklahoma Insurance Commissioner. Additionally, the Company is restricted pursuant to a bank credit agreement from paying any dividends on its common stock as long as any debt remains outstanding pursuant to such agreement. To date, the Company has not borrowed under the bank credit agreement.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              Selected Consolidated Financial And Statistical Data
     The following table sets forth selected historical financial and statistical data for the Company as of the dates and for the periods indicated. This information is not necessarily indicative of the Company's future performance. The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                                         Year Ended December 31,
                                                                      1995        1994          1993          1992          1991

Income Statement Data:                                             (In thousands, except ratio, per share and Contract amounts)

  Revenues:
    Contract premiums ........................................   $  31,290     $  22,852     $  19,182     $  19,026     $  20,822
    Associate services .......................................       3,183           912           462            41            24
    Interest income ..........................................       1,308           466           195           292           343
    Other ....................................................       1,703           878           676           600           639
      Total revenues .........................................      37,484        25,108        20,515        19,959        21,828
  Costs and expenses:
    Contract benefits ........................................      10,574         7,990         7,480         7,011         7,342
    Commissions ..............................................       7,708         6,788         6,117         3,629         3,764
    Direct marketing expenses ................................       1,023           644           527           521           277
    Cost of associate services ...............................       1,044           451           262            78            20
    General and administrative expenses ......................       4,811         4,384         3,880         3,847         4,301
    Interest .................................................          10           320           518           792         1,226
    Other expenses ...........................................       1,070         1,135         1,594         1,093         1,105
      Total costs and expenses ...............................      26,240        21,712        20,378        16,971        18,035
  Income before income taxes .................................      11,244         3,396           137         2,988         3,793
  Provision (benefit) for income taxes .......................       3,932          (319)           29            47            75
  Net income .................................................       7,312         3,715           108         2,941         3,718
  Less dividends on preferred shares .........................         125           465            15            15            15
  Net income applicable to common shares .....................   $   7,187     $   3,250     $      93     $   2,926     $   3,703
  Net income per common and common  equivalent share .........   $     .35     $     .26     $     .01     $     .23     $     .33
  Net income per common share - assuming full dilution .......         .34           .24           .01           .22           .32
  Weighted average number of common  shares outstanding(1) ...      21,778        15,772        12,643        13,806        11,661
Contract Benefit Cost and Statistical Data:
 Loss ratio(2) ..............................................        34.1%         35.0%         39.0%         36.8%         35.3%
  Expense ratio(2) ...........................................       45.3%         55.9%         64.1%         50.4%         49.9%
  Combined loss and expense ratio ............................       79.4%         90.9%        103.1%         87.2%         85.2%
  New Contracts sold .........................................     109,922        45,893        34,294        14,439         9,437
  Period end Contracts in force ..............................     203,535       144,438       133,121       123,123       132,687
Cash Flow Data:
  Net cash provided by operating activities ..................   $     548     $   3,040     $   1,100     $   2,437     $   4,423
  Net cash provided by (used in) investing activities ........      (2,192)          254          (611)          320          (610)
  Net cash provided by (used in) financing  activities .......       6,621         3,802        (1,307)       (2,889)       (2,228)
Balance Sheet Data:
  Total assets ...............................................   $  36,069     $  18,154     $  11,109     $  11,547     $  12,000
  Notes payable, financing transactions and
  subordinated debentures ....................................           -             -         3,837         5,449         8,324

  Total liabilities ..........................................       6,329         2,347         6,656         7,267        10,650
  Stockholders' equity .......................................      29,740        15,807         4,453         4,280         1,350


(1) Weighted average shares outstanding gives effect to dilutive effect of outstanding common stock equivalents and other potentially dilutive securities except during loss years when the effects of such equivalents and securities would be anti-dilutive. See Note 1 of Notes to Consolidated Financial Statements of the Company.
(2) The loss ratio represents Contract benefit costs as a percentage of Contract premiums. The expense ratio represents the total of commissions, direct marketing expenses, general and administrative expenses, premium taxes, interest and certain other normal operating expenses as a percentage of Contract premiums. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

General

     Contract Premiums and Contract Benefit Costs
     The Company's principal revenues are derived from Contract premiums, most of which are collected on a monthly basis. Contracts are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Contract premiums or upon written request by the member.

     Contract benefit costs vary depending on the type of Contract. Closed panel plans provide the Contract benefits only through a designated provider attorney with whom the Company has arranged for the services to be provided in a particular geographic area. Provider attorneys receive a fixed monthly payment for each member in their service area and are responsible for providing the Contract benefits without additional remuneration. The fixed cost aspect of closed panel plans provides significant advantages to the Company in managing its claims risk. Under closed panel plans, the Company has the ability to more effectively monitor the quality of legal services provided and, due to the volume of claims that may be directed to particular provider attorney law firms, has potential access to larger, more diversified law firms. At December 31, 1995, approximately 80% of the Company's Contracts were closed panel plans.

     Contract benefit costs relating to open panel Contracts, which constituted approximately 20% of Contracts in force at December 31, 1995, are based on the usual, reasonable and customary fee for providing the required services. Such costs are generally paid on a current basis as most costs are certain in amount and require only limited investigation. The Company maintains a reserve for estimated incurred but not reported open panel Contract benefit costs as well as costs which are in the payment process. These reserves are periodically reviewed by an independent actuary as necessary in conjunction with the preparation and filing of financial statements and other reports with various state insurance regulatory authorities. Underwriting risks associated with the open panel Contracts are managed primarily through contractual benefit limitations and, as a result, underwriting decisions are not necessarily based on individual Contract purchases.

     Commissions
     Beginning with new membership Contracts written after March 1, 1995, the Company implemented a level commission schedule which results in the Company incurring commission expense related to the sale of its legal expense plans on a basis more consistent with the collection of the premiums generated by the sale of such contracts. Historically, the Company had incurred much higher commissions (approximately 70%) during the first year of the membership with substantially lower commissions (approximately 16%) in all subsequent years. The level commission structure results in the Company incurring commissions at the rate of approximately 25% per year for all membership years. The Company currently advances commissions at the time of sale of a new membership contract.

     The amount of cash potentially advanced upon the sale of a new membership, prior to the recoupment of any charge-backs (described below), represents an amount approximately equal to three years overall commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new membership is ten, the overall initial advance may be paid to as many as nineteen different individuals, each at a different level within the overall commission structure. This commission advance immediately increase an associate's account with the Company and represents prepaid commissions on active memberships. These advance commission payments ("advances") are recovered at different rates depending on the amount of commission earnings ("earnings") attributable to each level with in the commission structure and are determined by the relationship between the advance amount and the earnings amount attributable to each commission level. These recovery periods range from a period of 12 months to 64 months.

     Should a membership lapse before the advances have been recovered for each commission level, the Company immediately generates a "charge-back" to the applicable sales associate to recapture 50% of any unearned advance. This charge-back is immediately deducted from any future advances that would otherwise be payable to the associate for additional new memberships. The Company historically has been able to immediately recover the majority of such charge-backs. Any remaining unrecovered advance on a membership that has lapsed represents a receivable from the associate and is reflected as commission advances and is categorized as current or non-current based on the expected recovery period. Additionally, even though a commission advance may have been fully recovered on a particular membership, no additional commission earnings from any membership will be paid to an associate until all previous advances on all memberships, both active and lapsed, have been recovered.

     The Company's commission advance policy exposes the Company to the risk of uncollectible commission advances particularly for associates who do not receive commissions on a large number of memberships or who experience below average persistency. The Company closely monitors such commission advances to ensure maximum recoverability and maintains a recoverability reserve which at December 31, 1995 was $2.7 million.

     Contract Persistency
     One of the major factors affecting the Company's profitability and cash flow is Contract persistency, which represents the ability of the Company to retain a Contract, and therefore receive premiums, once it has been written. The Company periodically monitors its overall Contract persistency rate, as well as the persistency rates with respect to Contracts sold by individual associates and agents and persistency rates with respect to Contract sales by geographic region and payment method. The Company's Contract persistency rate measures the number of Contracts in force at the end of a year as a percentage of the total of (i) Contracts in force at the beginning of such year, plus (ii) new Contracts sold during such year. From 1981 through the year ended December 31, 1995, the Company's annual Contract persistency rates, using the foregoing method, have averaged approximately 76%. The annual Contract persistency rates were 80.0%, 80.7% and 84.6% for 1995, 1994 and 1993, respectively. The Company's overall Contract persistency rate varies based on, among other factors, the relative age of total Contracts in force. The Company's overall Contract persistency rate could be lower when the Contracts in force include a higher proportion of newer Contracts. The Company has recently experienced significant increases in new Contract sales and, as a result, the percentage of newer Contracts in its total Contracts in force has increased. Unless offset by other factors, this increase could result in a decline in the Company's overall Contract persistency rate as it did during 1995 and 1994. The Company's financial condition and results of operations may be materially adversely affected if the persistency rates of existing and new Contracts are materially lower than the Company's historical experience.

     Operating Ratios
     Two principal operating measures monitored by the Company in addition to Contract persistency are the loss ratio and the expense ratio. The loss ratio represents Contract benefit costs as a percentage of Contract premiums. The expense ratio represents the total of commissions, direct marketing expenses, general and administrative expenses, premium taxes, interest and certain other normal operating expenses as a percentage of Contract premiums. The Company strives to maintain a combined loss and expense ratio as low as possible. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

     Cash Flow Considerations Relating to Sales of Contracts
     The Company advances significant commissions at the time a Contract is sold. Since approximately 91% of Contract premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Contract is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Contract until all previous commission advances have been fully recovered. Since the cash advanced at the time of sale of a new membership Contract will be recovered more slowly as a result of the changes described above in the Company's commissions, the new commission structure may have an adverse effect on cash flow from operations depending on the number of new membership Contracts written and the composition of new or existing sales associates producing such Contracts.

     Income Tax Matters-Net Operating Losses
     At December 31, 1995, the Company had net operating loss carryforwards ("NOLs") for regular and alternative minimum tax purposes of approximately $9.1 million and $8.7 million, respectively, expiring in 2001 and 2002, respectively. In addition, the Company had general business and rehabilitation tax credit carryforwards of approximately $325,000 expiring primarily in 1998 to 2001, and an alternative minimum tax credit carryforward of $366,000 which does not expire. The Company has established a valuation allowance for its deferred tax asset since the Company does not believe it is more likely than not that the tax benefits from its NOLs and other carryforwards will be realized. The Company believes it is unlikely that it will generate sufficient taxable income to realize these benefits before they expire, primarily as a result of tax deductions attributable to expected levels of commissions to be paid on new Contract sales. However, these benefits were used during 1994 and 1993 to offset current tax liabilities in periods in which the Company reported net taxable income. As a result, the Company's provision for income taxes for 1994 and 1993 was generally limited to taxes actually paid, which was significantly less than statutory rates. The Company accrued tax expense for 1995 at the applicable statutory rates and expects to continue such accrual for 1996 since it does not expect to be able to utilize available tax benefits from its existing carryforwards. However, if the level of tax deductions for commissions is less than expected in 1996 (as a result of new Contract sales being less than expected or for any other reason), the Company may have taxable income. In such case, the Company's tax expense for 1996 would be reduced to reflect any actual or anticipated future utilization of deferred tax benefits through reduction in the current valuation allowance.

     The ability of the Company to utilize NOLs and tax credit carryforwards to reduce future federal income taxes of the Company is also subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). One such limitation is contained in Section 382 of the Code which imposes an annual limitation on the amount of a corporation's taxable income that can be offset by those carryforwards in the event of a substantial change in ownership as defined in Section 382 ("Ownership Change"). In general, an Ownership Change occurs if during a specified three-year period there are capital stock transactions which result in an aggregate change of more than 50% in the beneficial ownership of the stock of the Company. The Company is not aware of any pending or contemplated transactions that would result in an Ownership Change under Section 382. However, the Company does not have control over all possible variables which can affect the Ownership Change calculation and, accordingly, it is possible that an Ownership Change could occur in the future. The effect of any such Ownership Change on the Company's financial condition or results of operations cannot be determined because it is dependent upon unknown future facts and circumstances at the time of any such change, including, among others, the amount of the Company's NOLs, the fair market value of the Company's stock and the Company's other tax attributes.

     Associate Services
     The Company derives revenues from services provided to its marketing sales force, principally from a one-time enrollment fee of approximately $49 ($55 effective February 1, 1996) from each new sales associate and the sale of marketing supplies and promotional materials to associates on an ongoing basis. The Company enrolled 50,464 new sales associates during 1995 compared to 19,129 during 1994, resulting in significant increases in associate services revenues and costs. The Company's direct costs of providing materials and services to associates are reflected as costs of associate services. Amounts collected from sales associates are intended primarily to offset the Company's direct and indirect costs incurred in recruiting, monitoring and providing materials to sales associates and are not intended to generate material profits from such activities.

     Investment Policy
     The Company's investment policy is to some degree controlled by certain insurance regulations, which, coupled with management's own investment philosophy, results in a conservative investment portfolio that is not risk oriented. The Company's investments consist principally of short term instruments issued by the United States Treasury, insured bank certificates of deposit, high grade government bonds and similar investments. The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states.

     Accounting Standards to be Adopted
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Effective for fiscal years beginning after December 15, 1995, FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to such assets. The Company will adopt FAS 121 in 1996. Management has not evaluated the effect of this pronouncement on the Company's consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock
- -Based Compensation." FAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees, requiring that such transactions be accounted for based on fair value. As allowed by FAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for its stock-based employee compensation arrangements, and disclose the pro forma effects of applying FAS 123 for 1995 and 1996 in its 1996 financial statements. Pursuant to its 1995 Stock Option Plan for Associates, the Company will record compensation expense based on the fair value of the options issued under such Plan.

Results of Operations

     Comparison of 1995 to 1994
     The Company reported net income applicable to common shares of $7.2 million, or $.35 per common share, for 1995 up 35% from net income applicable to common shares of $3.3 million, or $.26 per common share, for 1994. This 35% increase in net income applicable to common shares was achieved despite a 67% increase in the weighted average number of shares used in computing earnings per share from 12.5 million shares in 1994 to 20.8 million shares for 1995. The increase in the net income applicable to common shares for 1995 is primarily the result of increases in every revenue category for 1995 as compared to 1994.

     Contract premiums totaled $31.2 million during 1995 compared to $22.9 million for 1994, an increase of 37%. The increase in Contract premiums was primarily the result of increased new Contract sales resulting in a higher number of active Contracts in force. New Contract sales during 1995 were 109,922 compared to 45,893 during 1994. At December 31, 1995, there were 203,535 active Contracts in force compared to 144,438 at December 31, 1994. Additionally, the average annual premium per Contract has increased from $229 for those Contracts written in 1994 to $239 for Contracts written during 1995, a 4.0% increase, as a result of a higher portion of Contracts written during 1995 including the additional pre-trial hours benefits at an additional cost to the member.

     Associate services revenue increased from $912,000 for 1994 to $3.2 million during 1995 as a result of higher new associate enrollments. New associates enrolled during 1995 were 50,464 compared to 14,129 for 1994, an increase of 257%. Associate services revenue also increased as a result of increases in sales of marketing materials used by the associates in sales presentations of the Company's Contracts. Associate services revenue for 1995 was comprised of $2.5 million in enrollment fees and $677,000 in sales of marketing materials. Future revenues from associate services will depend primarily on the number of new associates enrolled, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of providing associate services.

     Interest income for 1995 increased to $1.3 million compared to $466,000 for 1994. Interest income increased primarily as a result of increases in the average investments outstanding. At December 31, 1995 the Company reported $18.3 million in cash and investments compared to $11.7 million at December 31, 1994.

     Primarily as a result of the increase in Contract premiums, total revenues increased to $37.4 million for 1995 from $25.1 million during 1994, an increase of 49%.

     Contract benefits totaled $10.6 million for 1995 compared to $8.0 million for 1994, an increase of 33%. However, the loss ratio for 1995 decreased to 34% from 35% for 1994.

     Commissions were $7.5 million for 1995 compared to $6.8 million for 1994, and represented 24% and 30% of Contract premiums for 1995 and 1994, respectively. Commission expense, as a percentage of Contract premiums, should continue to decline as a result of changes in the commission structure for Contracts sold after March 1, 1995, and should not exceed 25% of Contract premiums during future years.

     General and administrative expenses during 1995 and 1994 were $4.9 million and $4.4 million, respectively, and represented 16% and 19% of Contract premiums for such years. Although the total amount of general and administrative expenses increased approximately $500,000 during 1995, these expenses, as a percent of Contract premiums, decreased 3%. This trend of gradual increases in the total dollar amount of these expenses but decreases when expressed as a percentage of Contract premiums should continue as a result of certain economies of scale pertaining to the Company's operating leverage.

     Direct marketing costs increased to $1.0 million for 1995 from $644,000 for 1994 but were fairly consistent as a percent of Contract premiums and include those costs other than commissions, which are directly associated with new Contract sales.

     As a result of retirement of outstanding debt, interest decreased for 1995 to $10,000 compared to $320,000 during 1994. The Company's expense ratio decreased from 56% for 1994 to 45% for 1995. These factors resulted in a combined loss and expense ratio of 79% and 91% for 1995 and 1994, respectively.

     Provision for income taxes increased significantly during 1995 to $3.9 million, or 35% of net income before taxes from a 1994 benefit of $319,000. This $4.2 million change is attributable to the 1994 expense which reflected the benefit of net operating loss carryforwards, general business and rehabilitation tax credit carryforwards and alternative minimum tax credit carryforward. The Company has established a valuation allowance for its deferred tax asset since the Company does not believe it is more likely than not that the tax benefits from its NOLs and other carryforwards will be realized. The Company believes it is unlikely that it will generate sufficient taxable income to realize these benefits before they expire, primarily as a result of tax deductions attributable to expected levels of commissions to be paid on new Contract sales.

     Dividends paid on outstanding preferred stock decreased to $125,000 for 1995 from $465,000 during 1994. This $340,000 decrease is attributable to the automatic conversion of preferred stock to common stock pursuant to its terms on February 27, 1995, as described below.

     Comparison of 1994 to 1993
     The Company reported net income of $3.7 million and net income applicable to common shares of $3.3 million, or $.26 per common share, for 1994 compared to net income of $108,000 and net income applicable to common shares of $93,000, or $.01 per common share, for 1993. The increase in the net income for 1994 is primarily the result of increases in every revenue category for 1994 as compared to 1993 and non-recurring contingency reserves established during 1993.

     Contract premiums totaled $22.9 million during 1994 compared to $19.2 million for 1993, an increase of 19%. The increase in Contract premiums was primarily the result of increased new Contract sales resulting in a higher number of active Contracts in force. New Contract sales during 1994 were 45,893 compared to 34,294 during 1993. At December 31, 1994, there were 144,438 active Contracts in force compared to 133,121 at December 31, 1993. Additionally, the average annual premium per Contract has increased from $206 for those Contracts written in 1993 to $229 for Contracts written during 1994, an 11% increase, as a result of a higher portion of Contracts written during 1994 including the additional pre-trial hours benefits at an additional cost to the member.

     Associate services revenue increased from $462,000 for 1993 to $912,000 during 1994 as a result of higher new associate enrollments. New associates enrolled during 1994 were 14,129 compared to 8,386 for 1993, an increase of 68%. Associate services revenue also increased as a result of increases in sales of marketing materials used by the associates in sales presentations of the Company's Contracts. Associate services revenue for 1994 was comprised of $686,000 in enrollment fees and $226,000 in sales of marketing materials. Future revenues from associate services will depend primarily on the number of new associates enrolled, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of providing associate services.

     During the fourth quarter of 1993 the Company implemented a charge to associates on advance commissions which have not yet been earned. Primarily as a result of this charge, interest income for 1994 increased to $466,000 compared to $195,000 for 1993. Interest income also increased as a result of increases in the average investments outstanding and higher interest rates on investments. At December 31, 1994 the Company reported $11.7 million in cash and investments compared to $5.4 million at December 31, 1993. Future interest income attributable to the charge to associates for commission advances will depend upon the number of new Contracts sold and will be impacted by the reduced monthly rate of .5% compared to the prior 1.5%, offset by the expected higher levels of associate commission advances.

     Primarily as a result of the increase in Contract premiums, total revenues increased to $25.1 million for 1994 from $20.5 million during 1993, an increase of 22%.

     Contract benefits totaled $8.0 million for 1994 compared to $7.5 million for 1993, an increase of 7%. However, the loss ratio for 1994 decreased to 35% from 39% for 1993 as a result of non-recurring litigation fees included in contract benefits during 1993 of $550,000 (which was approximately 3% of 1993 Contract premiums) related to the termination of two previous provider attorneys.

     Commissions were $6.8 million for 1994 compared to $6.1 million for 1993, and represented 30% and 32% of Contract premiums for 1994 and 1993, respectively. Commission expense, as a percentage of Contract premiums, should continue to decline as a result of changes in the commission structure for Contracts sold after March 1, 1995, and should approach 25% of Contract premiums during future years.

     General and administrative expenses during 1994 and 1993 were $4.4 million and $3.9 million, respectively, and represented 19% and 20% of Contract premiums for such years. Although the total amount of general and administrative expenses increased approximately $500,000 during 1994, these expenses, as a percent of Contract premiums, decreased 1%. This trend of gradual increases in the total dollar amount of these expenses but decreases when expressed as a percentage of Contract premiums should continue as a result of certain economies of scale pertaining to the Company's operating leverage.

     Direct marketing costs increased to $644,000 for 1994 from $527,000 for 1993 but were fairly consistent as a percent of Contract premiums and include those costs other than commissions, which are directly associated with new Contract sales. As a result of retirement of outstanding debt and aging of property and equipment, interest and depreciation both decreased for 1994 compared to 1993. Primarily as a result of the non-recurring contingency reserves established during 1993, the Company's expense ratio decreased from 64% for 1993 to 56% for 1994. These factors resulted in a combined loss and expense ratio of 91% and 103% for 1994 and 1993, respectively.

     The provision for current income taxes in both 1994 and 1993 was insignificant because the Company in each period had unused tax benefits which substantially offset any current tax liabilities. A deferred tax benefit was recorded in 1994 related to recognition of the Company's alternative minimum tax carryforward.

     Dividends paid on outstanding preferred stock during 1994 increased to $465,000 from $15,000 during 1993. This $450,000 increase is attributable to dividends paid on outstanding shares of $2.40 Cumulative Convertible Preferred Stock issued during June and July, 1994 in conjunction with a public unit offering. This series of preferred stock automatically converted to common stock pursuant to its terms on February 27, 1995, as described below.

Liquidity and Capital Resources

     Public unit offering
     During the second quarter of 1994 the Company completed the sale of 346,500 units consisting of a total of 346,500 shares of $2.40 Cumulative Convertible Preferred Stock and 2,425,500 common stock purchase warrants in a public offering. Each unit, sold at a price of $24.00 per unit, consisted of one share of preferred stock and seven warrants. Each share of preferred stock had a cumulative dividend of $2.40 per year, a liquidation preference of $24.00 per share and was convertible at any time at the option of the holder into 14 shares of common stock. Each share of preferred stock was also automatically convertible into common stock if the closing price of the preferred stock exceeded $33.60 for ten consecutive trading days. The closing price of preferred stock exceeded such price level for the 10 consecutive trading days ending February 24, 1995, and, as a result, the then outstanding 277,700 shares of preferred stock were converted into common stock. The remaining shares of preferred stock had been previously voluntarily converted. The automatic conversion of the preferred stock together with earlier voluntary conversions will result in savings of $831,600 per year in dividends.

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

     General
     Consolidated net cash provided by operating activities was $548,000, $3.0 million and $1.1 million for 1995, 1994 and 1993, respectively. The decrease of $2.5 million from 1995 to 1994 was primarily the result of increases in commission advances of $9.2 million which was partially offset by an increase in net income of $3.6 million and an increase in provision for deferred income taxes of $4.3 million. The increase of $1.9 million from 1993 to 1994 in cash provided by operating activities resulted primarily from an increase in net income of $3.6 million and was only partially reduced by the decrease in accounts payable and accrued expenses and contingency reserves of $518,000 and the decreases in accrued Contract benefit costs of $955,000.

     During 1995, the Company had net cash provided by financing activities of $6.7 million as a result of the exercise proceeds of warrants to purchase common stock during May, 1995. The Company used $3.9 million for debt retirement during 1994. However, the cash used to retire debt during 1994 was more than offset by the $8.1 million of proceeds received as a result of new issuances of common and preferred stock primarily from the public offering completed in June, 1994 together with the exercise of other outstanding common stock warrants. Dividends on preferred stock of $465,000 together with the debt retirement, offset by the stock issuance proceeds, resulted in net cash provided by financing activities of $3.8 million for 1994.

     The Company had a consolidated working capital surplus of $17.6 million at December 31, 1995 compared to a consolidated working capital surplus of $9.3 million at December 31, 1994. The $8.3 million increase in working capital during 1995 was primarily the result of increased cash and short-term investments of $6.1 million together with the increases in the current portion of commission advances of $2.4 million.

     The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July, 1996. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's Contracts that have been in existence for 18 months or more. At December 31, 1995, the borrowing base was approximately $4.9 million. Under the agreement, the interest rate, at the option of the Company is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1996. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement. The Company expects to renew or replace the credit agreement at its expiration in July 1996.

     As a result of the retirement of all outstanding debt during 1994, the Company has no outstanding material financial commitments.

     The Company believes that it has significant ability to finance expected future growth in Contract sales based on its existing amount of cash and cash equivalents and investments at December 31, 1995 ($15.5 million) and the unused revolving credit agreement availability of $4.9 million.

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate Contracts as insurance or specialized legal expense products. The most significant of these wholly-owned subsidiaries are PPLCI and PPLSIF. The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of either PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures.



ITEM 7.      FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Reports of Independent Accountants
Consolidated Balance Sheets - December 31, 1995 and 1994
Consolidated Statements of Operations - For the years ended December 31, 1995,
  1994 and 1993
Consolidated Statements of Cash Flows - For the years ended December 31, 1995,
  1994 and 1993
Consolidated Statements of Changes in Stockholders' Equity - For the years ended
  December 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Oklahoma City, Oklahoma
February 21, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
Pre-Paid Legal Services, Inc.


In our opinion, the consolidated statements of operations, of cash flows and of changes in stockholders' equity for the year ended December 31, 1993 present fairly, in all material respects, the results of operations and cash flows of Pre-Paid Legal Services, Inc. and its subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Pre-Paid Legal Services, Inc. for any period subsequent to December 31, 1993.



PRICE WATERHOUSE LLP

Dallas, Texas
May 16, 1994


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS
                                                                                                       December 31,
                                                                                                    1995            1994
Current assets:
  Cash  .......................................................................................  $ 14,489      $    2,972
  Held-to-maturity short-term investments......................................................         -           6,540
    Total cash and unpledged cash equivalents..................................................    14,489           9,512
  Held-to-maturity investments - current portion...............................................       500               -
  Accrued contract income......................................................................     1,038             563
  Commission advances - current portion........................................................     3,923           1,550
      Total current assets.....................................................................    19,950          11,625
Held-to-maturity investments...................................................................       500             110
Investments pledged............................................................................     2,766           2,072
Commission advances............................................................................     8,548             983
Property and equipment, net....................................................................     2,202           2,071
Other..........................................................................................     1,663           1,293
      Total assets.............................................................................  $ 35,629       $  18,154

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Contract benefits............................................................................  $  1,547        $  1,409
  Accounts payable and accrued expenses........................................................       646             496
  Contingency reserves on trust preparation services...........................................       130             442
      Total current liabilities................................................................     2,323           2,347
Deferred income taxes..........................................................................     3,566               -
      Total liabilities........................................................................     5,889           2,347

Stockholders' equity:
  Preferred stock, $1 par value; authorized 400 shares; 5 issued and outstanding as follows:
      $2.40 Cumulative Convertible Preferred Stock, authorized 391 shares; 0 and  299 shares outstanding at December 31, 1995 and 1994, respectively; liquidation value of $7,188
         at December 31, 1994..................................................................         -             299
      $3.00 Cumulative Convertible Preferred Stock, authorized 5 shares; 5 shares outstanding;
         liquidation value of $84 .............................................................         5               5
  Special preferred stock, $1 par value; authorized 500 shares, issued and outstanding in one series designated as follows:
      $1.00 Non-Cumulative Special Preferred Stock, 45 and 60 shares authorized, issued and outstanding at December 31, 1995 and 1994, respectively; liquidation value of $605 and
         $803 at December 31, 1995 and 1994 respectively.......................................        45              60
  Common stock, $.01 par value; 100,000 shares authorized; 21,513 and 14,216 issued at December
    31, 1995 and 1994, respectively............................................................       215             142
  Capital in excess of par value...............................................................    37,757          30,770
  Retained earnings (deficit)..................................................................    (6,105)        (13,292)
  Less: Treasury stock at cost; 747 shares.....................................................    (2,177)         (2,177)
    Total stockholders' equity.................................................................    29,740          15,807
      Total liabilities and stockholders' equity...............................................  $ 35,629        $ 18,154

                    The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in 000's, except per share amounts)


                                                                              Year Ended December 31,
                                                                          1995         1994          1993
 Revenues:
  Contract premiums..................................................     $31,290      $22,852      $19,182
  Associate services.................................................       3,183          912          462
  Interest income....................................................       1,308          466          195
  Other..............................................................       1,703          878          676
                                                                           37,484       25,108       20,515
Costs and expenses:
  Contract benefits..................................................      10,574        7,990        7,480
  Commissions........................................................       7,708        6,788        6,117
  General and administrative.........................................       4,811        4,384        3,880
  Direct marketing expenses..........................................       1,023          644          527
  Costs of associate services........................................       1,044          451          262
  Interest...........................................................          10          320          518
  Depreciation.......................................................         477          410          538
  Premium taxes......................................................         242          226          215
  Other..............................................................         351          499          347
  Provision for loss on trust preparation services...................           -            -          494
                                                                           26,240       21,712       20,378

Income before income taxes...........................................      11,244        3,396          137
Provision (benefit) for income taxes.................................       3,932         (319)          29
Net income...........................................................       7,312        3,715          108
Less dividends on preferred shares...................................         125          465           15
Net income applicable to common shares...............................    $  7,187    $   3,250    $      93

Earnings per common and common equivalent share......................    $    .35    $     .26    $     .01

Earnings per common share - assuming full dilution...................    $    .34    $     .24    $     .01








   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                                      Year Ended December 31,
                                                                                     1995        1994        1993

Cash flows from operating activities:
Net income .....................................................................    $ 7,312     $ 3,715     $   108
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision (benefit) for deferred income taxes ...............................      3,932        (362)         --
  Depreciation and amortization ................................................        477         410         541
  (Increase) decrease in accrued contract income ...............................       (475)         22         (58)
  Increase in commission advances ..............................................     (9,938)       (709)       (689)
  (Increase) decrease in other assets ..........................................       (736)        436         197
  Increase (decrease) in contract benefits .....................................        138        (515)        440
  (Decrease) increase in accounts payable and accrued expenses and
    contingency reserves .......................................................       (162)         43         561
       Net cash provided by operating activities ...............................        548       3,040       1,100

Cash flows from investing activities:
  Additions to property and equipment ..........................................       (608)       (528)       (190)
    Purchases of investments ...................................................     (1,695)        (51)       (819)
   Maturities of investments ...................................................        111         833         398
      Cash provided by (used in) investing activities ..........................     (2,192)        254        (611)
Cash flows from financing activities:
  Reduction in notes payable ...................................................       --        (2,669)     (1,453)
  Payment of debentures ........................................................       --        (1,243)       (535)
  Proceeds from conversion of sinking fund debentures ..........................       --          --           243
  Proceeds from issuance of promissory notes ...................................       --            75         373
  Proceeds from sale of common and preferred stock .............................      6,746       8,104          80
  Dividends paid on preferred stock ............................................       (125)       (465)        (15)
       Net cash provided by (used in) financing activities .....................      6,621       3,802      (1,307)
Net increase (decrease) in cash and
  unpledged cash equivalents ...................................................      4,977       7,096        (818)
Cash and cash equivalents at beginning of year.. ...............................      9,512       2,416       3,234
Cash and cash equivalents at end of year.. .....................................    $14,489     $ 9,512     $ 2,416

Supplemental disclosure of cash flow information:
  Cash paid for interest .......................................................    $    10     $   334     $   511
  Cash paid for income taxes ...................................................    $    18     $    30     $    40
Supplemental schedule of non-cash investing and financing activities:
  Conversion of sinking fund debentures to secured promissory notes ............    $     -     $     -     $   295
  Conversion of subordinated debentures for common stock .......................    $     -     $   529     $     -





   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       (Amounts and shares in 000's, except dividend rates and par values)




                                                                                                Year Ended December 31,
                                                                                         1995          1994          1993
Preferred Stock - $1 par value, 400 shares authorized; issued and outstanding in two series designated as follows:
  $2.40 Cumulative Convertible Preferred Stock, authorized 391 shares; shares
    issued and outstanding at beginning of year (299 in 1995 and 0 in 1994)  .......    $  299        $     -       $     -
  Shares issued during year (346 in 1994) ..........................................        --            346             -
  Shares exchanged for Common  Stock (299 in 1995 and 47 in 1994) ..................      (299)           (47)            -
   Shares issued and outstanding at end of year (0 in 1995 and 299 in
    1994), liquidation value of $7,188 at December 31, 1994.........................         -            299             -
  $3.00 Cumulative Convertible Preferred Stock, authorized 5 shares;
    5 shares issued and outstanding at  beginning and end of year,
    liquidation value of $84 .......................................................         5              5             5

Special Preferred Stock - $1 par value, 500 shares authorized; series of fixed annual dividends $1, non-cumulative, convertible, shares issued and
  outstanding at beginning of year (60 in 1995, 62 in 1994 and  81 in 1993) ........         60             62            81
Shares exchanged for Common Stock (15 in 1995, 2 in 1994 and 19 in 1993) ...........        (15)            (2)          (19)
Shares issued and outstanding at end of year (45 in 1995, 60 in 1994 and 62
  in 1993), liquidation value of $605 at December 31, 1995 .........................         45             60            62

Common Stock - $.01 par value, shares authorized 100,000, shares issued and outstanding at beginning of year (14,216 in 1995, 11,542 in 1994 and
  11,332 in 1993) ..................................................................        142            115           113
Shares issued during year:
  Conversion of Preferred Stock and convertible debentures (4,245 in 1995,
  1,191 in 1994 and 70 in 1993) ....................................................         42             12             1
  Contributed to Company's employee stock ownership plan (20 in 1995, 20 in
  1994 and 18 in 1993) .............................................................          -              -             -
  Exercise of warrants (3,032 in 1995, 1,463 in 1994 and 122 in 1993) ..............         31             15             1
Shares issued and outstanding at end of year (21,513 in 1995, 14,216 in 1994
  and 11,542 in 1993) ..............................................................        215            142           115

Capital in Excess of Par Value
Balance at beginning of year .......................................................     30,770         22,990        23,839
  Preferred stock offering .........................................................          -          6,486             -
  Allowance for stock subscription receivable ......................................          -              -          (946)
  Exercise of warrants .............................................................      6,567            790            61
  Conversion of preferred stock and convertible debentures .........................        272            566            19
  Stock contribution to employee stock ownership plan ..............................         39             34            22
  Other ............................................................................        109            (96)           (5)
Balance at end of year .............................................................     37,757         30,770        22,990


                          PRE-PAID LEGAL SERVICES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
       (Amounts and shares in 000's, except dividend rates and par values)



                                                                                     Year Ended December 31,
                                                                                   1995        1994        1993

Retained Earnings (Deficit)
Balance at beginning of year .................................................   $(13,292)   $(16,542)   $(16,635)
Net income ...................................................................      7,312       3,715         108
Cash dividends ...............................................................       (125)       (465)        (15)
Balance at end of year .......................................................     (6,105)    (13,292)    (16,542)

Treasury stock
Balance at beginning and end of year .........................................     (2,177)     (2,177)     (2,177)

Stock Subscription Receivable
Balance at beginning of year.. ...............................................       --          --          (946)
Allowance for stock subscription receivable ..................................       --          --           946
Balance at end of year .......................................................       --          --          --
  Total Stockholders' Equity .................................................   $ 29,740    $ 15,807    $  4,453






   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Dollar amounts in tables are in thousands unless otherwise indicated)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Company") underwrites and markets legal service plans (referred to as "Contracts") which provide for or reimburse a portion of legal fees incurred by members in connection with specified matters. Contracts are guaranteed renewable, are principally collected on a monthly basis and are marketed primarily in 12 states by a sales force referred to as "Associates".

Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commissions
     Effective March 1, 1995 the Company implemented a level commission schedule of approximately 25% of annual premium revenue per year for all membership years. This commission schedule results in the Company incurring commission expense related to the sale of its legal expense plans on a consistent basis with the collection of the premiums generated by the sale of such Contracts. The Company currently advances the equivalent of three years of commissions on new Contract sales. Prior to March 1, 1995 first year commissions payable on the sale of a Contract, and earned in the first contract year, were approximately 70% of annual Contract premiums while renewal commissions (payable as earned after the first Contract year) were approximately 16% of annual premiums.

Basis of Presentation
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities. Certain reclassifications have been made to conform to current year presentation.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as those of PPL Agency, Inc. See Note 8 for additional information regarding PPL Agency, Inc. Significant subsidiaries of the Company include Pre-Paid Legal Casualty, Inc. (PPLCI) and Pre-Paid Legal Services, Inc. of Florida (PPLSIF). All significant intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments
     The Company's financial instruments consist primarily of cash, certificates of deposit, other short-term investments, receivables and trade payables. Fair value estimates have been determined by the Company, using available market information and appropriate valuation methodologies. The carrying value of cash, certificates of deposit, other short-term investments, net receivables and trade payables are considered to be representative of their respective fair value, due to the short term nature of these instruments.

Investment Securities
     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires the Company to classify its investments in debt and equity securities into three categories as held to maturity, trading and available for sale. The classifications the Company utilizes determine the related accounting treatment for each category of investments. Investments classified as trading are accounted for at fair value, available for sale are accounted for at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders' equity, and held to maturity are accounted for at amortized cost. The Company adopted SFAS 115 effective January 1, 1994. Prior years' financial statements were not restated.

     All investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to income over the contractual maturity or estimated life of the individual investment on the level yield method. The Company has the ability and intent to hold to maturity its investment securities classified as held to maturity; accordingly, no adjustment has been made for the excess, if any of amortized cost over market. In determining the investment category classifications, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Company may change the investment security classification. Gain or loss on sale of investments is based upon the specific identification method. Income earned on the Company's investments in state and political subdivisions is not taxable.

Property and Equipment
     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the related assets or the period of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred and renewals and betterments are capitalized.

Revenue Recognition
     Contract premiums are recognized in income when due in accordance with Contract terms which generally require the holder of the Contract to remit premiums on a monthly basis. Contracts are canceled for nonpayment of premium after ninety days. Premiums due but not collected at the end of an accounting period are recorded as accrued contract income; a provision for uncollectible premiums, if any, is recorded currently. Sales of marketing kits to Associates are recognized as revenue when cash is received.

Commission advances
     Commission advances represent the unearned portion of commissions advanced to Associates on sales of memberships. Commissions are earned as premiums are collected, usually on a monthly basis. The Company reduces Commission Advances as premiums are paid and commissions earned. Unearned commission advances on lapsed memberships must subsequently be recovered through an associate's active memberships. The Company has recorded an allowance of $2.7 million to provide for estimated uncollectible balances. Effective November 1, 1993, the Company imposed a charge of 1.5% per month on unearned commission advances made between November 1, 1993 and March 1, 1995. Effective March 1, 1995, and in conjunction with other commission structure changes, the Company reduced the charge from 1.5% to .17% per month for commission advances made after such date.

Contract Benefit Costs
     Contract benefit costs represent claims reported but not paid and actuarially estimated claims incurred but not reported. The Company calculates Contract benefit costs based on completion factors which consider historical claims experience based on the dates that claims are incurred, reported to the Company and subsequently paid. Processing costs related to these claims are accrued based on an estimate of expenses to process such claims.

Income Taxes
     Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records deferred tax assets related to the recognition of future tax benefits of temporary differences and net operating loss and tax credit carryforwards. To the extent that realization of such benefits is not considered more likely than not, the Company establishes a valuation allowance to reduce such assets to estimated realizable value.

Earnings Per Share
     Earnings per common and common equivalent share are computed by dividing net income applicable to common shares by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the year. Neither series of Cumulative Convertible Preferred Stock are included in the weighted average number of common shares outstanding since they are not considered to be Common Stock equivalents. The Special Preferred Stock has been considered to be the equivalent of Common Stock from the time of its issuance in 1988 and the number of shares issuable on conversion of the Special Preferred Stock is added to the number of common shares. The number of common shares is also increased by the number of shares issuable on the exercise of warrants and options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options and warrants pursuant to the modified treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective periods. Weighted average number of shares used in computing earnings per common and common equivalent share are 20,762,000, 12,460,000, and 12,407,000 for 1995, 1994 and
1993 respectively.

     Earnings per common share - assuming full dilution are determined on the assumptions described above except that the purchases assumed to have been made upon the exercise of warrants and options are assumed to have been made at the market price at the close of the respective periods if that market price is higher than the average market price for such periods. Additionally, the $2.40 Cumulative Convertible Preferred Stock and certain convertible subordinated Debentures are assumed to have been converted and the respective dividends and interest are included in determining net income applicable to common shares. Weighted average number of shares used in computing earnings per common share-assuming full dilution are 21,778,000, 15,772,000, and 12,643,000 for 1995, 1994 and 1993, respectively.

Cash and Cash Equivalents
     The  Company  considers  all  highly  liquid  unpledged   investments  with
maturities of three months or less at time of acquisition to be cash equivalents.

Accounting Standards to be Adopted
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Effective for fiscal years beginning after December 15, 1995, FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to such assets. The Company will adopt FAS 121 in 1996. Management has not evaluated the effect of this pronouncement on the Company's consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock
- -Based Compensation." FAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees, requiring that such transactions be accounted for based on fair value. As allowed by FAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for its stock-based employee compensation arrangements, and disclose the pro forma effects of applying FAS 123 for 1995 and 1996 in its 1996 financial statements.

Note 2 - Investment Securities

     A summary of the amortized cost, unrealized gains and losses and fair values of held to maturity investment securities at December 31, 1995 and 1994 follows:
                                              December 31, 1995
                          Amortized            Gross Unrealized
                            Cost             Gains         Losses     Fair Value
U.S. Government            $ 1,143          $     -       $      -      $ 1,143
  obligations
Obligations of                 412                -              9          403
  state and political
  subdivisions
Total                      $ 1,555          $     -       $      9      $ 1,546


                                            December 31, 1994
                          Amortized          Gross Unrealized
                            Cost           Gains         Losses       Fair Value
U.S. Government            $ 5,989        $     -       $     37        $ 5,952
  obligations
Obligations of                 410              7             24            393
  state and political
  subdivisions
Total                    ===========      =========     =========       ========
                           $ 6,399        $     7       $     61        $ 6,345



     A comparison of the amortized cost and fair value of the Company's held to maturity investment securities at December 31, 1995 by maturity date follows:


                                             Amortized Cost    Fair Value
One year or less                                 $   500         $   500
Two years through five years                       1,055           1,046
Total                                            $ 1,555         $ 1,546

     The Company's investment securities are included in the accompanying consolidated balance sheets at December 31, 1995 and 1994 as follows. Remaining amounts recorded in these accounts represent certificates of deposit.

                                                             December 31,
                                                         1995           1994
     Held-to-maturity short-term investments           $     -        $ 5,989
     Held-to-maturity investments-current portion          500              -
     Held-to-maturity investments                          112            110
     Investments pledged                                   943            300
     Total                                             $ 1,555        $ 6,399

     The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The Company has investments pledged to state regulatory agencies as follows:
                                                                 December 31,
                                                            1995           1994
     Certificates of deposit...........................   $1,822         $1,772
     Obligation of state and political subdivisions....      300            300
     U. S. Government obligations......................      644              -
     Total                                                $2,766         $2,072



Note 3 - Property and Equipment

         Property and equipment is comprised of the following:

                                               Estimated          December 31,
                                              Useful Life       1995       1994
Equipment, furniture and fixtures ..........   3-10 years    $ 4,338    $ 4,020
Computer software ..........................      5 years      1,822      1,651
Building and improvements ..................     20 years      1,621      1,618
Automotive .................................      3 years        163         89
Land .......................................                     110        110
                                                               8,054      7,488

Accumulated depreciation ...................                  (5,852)    (5,417)

Property and equipment, net .................                $ 2,202    $ 2,071


Note 4 - Revolving Credit Agreement

     The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July, 1996. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's Contracts that have been in existence for 18 months or more. At December 31, 1995, the borrowing base was approximately $4.9 million. Under the agreement, the interest rate, at the option of the Company is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1996. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement.


Note 5 - Income Taxes

     The Company accounts for income taxes in accordance with SFAS 109, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are recognized in different periods in the Company's financial statements and tax returns. In estimating future tax consequences, SFAS 109 generally considers all future events other than enactments of changes in the tax law or rates. The cumulative effect of adopting SFAS 109 as of January 1, 1993 was immaterial.

         The provision (benefit) for income taxes consists of the following:

                                                     Year Ended December 31,
                                                  1995         1994       1993
Current ....................................   $            $    43    $    29
Deferred ...................................     3,932         (362)        --
  Total provision (benefit) for income taxes   $ 3,932      $  (319)   $    29

     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                     Year Ended December 31,
                                                  1995         1994       1993
Statutory Federal income tax rate .....           34.0%        34.0%      34.0%
Tax exempt interest ...................            (.2)         (.3)      (8.7)
Benefit of operating loss carryforwards             --        (32.5)        --
Benefit of AMT credit carryforward ....             --        (10.6)        --
State income taxes and other ..........            1.2           --       (4.1)
Effective income tax rate .............           35.0%        (9.4)%     21.2%

     Deferred tax liabilities and assets at December 31, 1995 and 1994 are comprised of the following:
                                                                December 31,
                                                             1995         1994
Deferred tax liabilities:
  Commissions advanced .................................   $ 4,408    $   914
  Depreciation .........................................       179        207
     Total deferred tax liabilities ....................     4,587      1,121

Deferred tax assets:
  Litigation accruals ..................................       135        340
  Contract benefit reserve .............................       226        302
  Receivables allowance ................................       201        333
  Net operating loss carryforward ......................     3,188      3,429
  Capital loss carryforward ............................       653        704
  General Business Credit carryforward .................       325        325
  AMT Credit carryforward ..............................       366        362
      Total deferred tax assets ........................     5,094      5,795
  Valuation allowance for deferred tax assets ..........    (4,073)    (4,312)
      Total net deferred tax assets ....................     1,021      1,483
   Net deferred (liability) tax asset ..................   $(3,566)   $   362

     A valuation allowance has been established for deferred tax assets representing carryforwards except as related to the AMT Credit carryforward (which is considered to be fully realizable) as the Company does not believe it is more likely than not that the tax benefits of such carryforwards will be realized. During the years ended December 31, 1995 and 1994, the valuation allowance decreased by $239,000 and $1.7 million, respectively. The Company's net deferred tax asset as of December 31, 1994 is included in the accompanying consolidated balance sheet in other non-current assets.

     At December  31, 1995,  the Company has net  operating  loss  carryforwards
(NOLs) for regular tax and alternative minimum tax purposes of approximately $9.1 million and $8.7 million, respectively, expiring in 2001 and 2002. In addition, the Company has general business and rehabilitation tax credit carryforwards of approximately $325,000, expiring primarily in 1998 to 2001, and an alternative minimum tax credit carryforward of $366,000 which does not expire. The Company also has a capital loss carryforward of $1,800,000 which expires in 1997.

     The ability of the Company to utilize NOLs and tax credit carryforwards to reduce future Federal income taxes of the Company is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). The utilization of such carryforwards may be further limited upon the occurrence of certain capital stock transactions, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in Temporary Treasury Regulations, and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% ("Ownership Change") in the beneficial ownership of the Company. In the event of an Ownership Change, Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by those carryforwards.

Note 6 - Stockholders' Equity

     On February 27, 1995, all of the Company's remaining outstanding $2.40 Cumulative Convertible Preferred Stock automatically converted into common stock pursuant to its terms which provided for such automatic mandatory conversion if its closing price exceeded $33.60 per share for ten (10) consecutive trading days. The closing price of this Preferred Stock exceeded such price level for the 10 consecutive trading days resulting in the conversion. Approximately 3.9 million shares of common stock were issued as a result of this conversion.

     Each share of $3.00 Cumulative Convertible Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $3 per share, payable quarterly, is convertible into 2.5 shares of Common Stock and is redeemable at the option of the Company at $25 per share. The $3.00 Cumulative Convertible Preferred Stock had a liquidation value of $84,000 at December 31, 1995.

     Each share of the Special Preferred Stock is entitled to a non-cumulative annual dividend of $1.00 per share, is convertible into 3.5 shares of Common Stock and is redeemable at the option of the Company at $13.34 per share, plus all accumulated and unpaid dividends. The Special Preferred Stock had a liquidation value of $605,000 at December 31, 1995. During 1995, 1994 and 1993, Special Preferred Stock consisting of approximately 15,000, 2,000 and 19,000 shares, respectively, were converted into 126,000 shares of Common Stock.

     The Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits. At December 31, 1995, PPLCI did not have funds available  for  payment  of  dividends  without  the  approval  of the  Oklahoma
Insurance Commissioner. The Company's ability to pay dividends is also restricted under a line of credit agreement which precludes payments of dividends on Common Stock as long as any amounts are outstanding pursuant to such credit agreement. To date, the Company has not borrowed under the bank credit agreement.

     During 1995 the Company issued 3 million shares of Common Stock in connection with the exercise of existing warrants with an average exercise price of $2.19 per share.

     At December 31, 1995, the Company had outstanding warrants and options to purchase a total of approximately 1.7 million shares of the Company's Common Stock at an average price of $3.52 per share expiring at various periods through December, 2005.

Note 7- Related Party Transactions

     The Company's Chairman is the owner of PPL Agency, Inc. ("Agency"). The Company has agreed to indemnify and hold harmless the Chairman for any personal losses incurred as a result of his ownership of this corporation and any income earned by Agency accrues to the Company. The Company provides management and administrative services for Agency, for which it receives specified management fees and expense reimbursements.

     Agency's financial position and results of operations are included in the Company's financial statements on a combined basis. Agency earned commissions during 1995, 1994 and 1993 of $413,000, $401,000 and $416,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had net income for the year ended December 31, 1995 of $599 and net losses for the years ended December 31, 1994 and 1993 of $170,000 and $3,000, respectively, after incurring commissions earned by the Chairman of $45,000, $229,000 and $44,000, respectively, and annual management fees of $72,000 paid to the Company.

     A former executive officer and director of the Company has a loan from the Company which was made prior to the time he became a director. The largest balance of this loan during the year ended December 31, 1995 was $68,000. The outstanding balance of this loan as of December 31, 1995 was $59,000. The loan bears annual interest at the rate of 3% in excess of the prime rate, adjusted on January 1 of each year, and is secured by commissions due from the Company.

     The former executive officer and director owns interests ranging from 10% to 67% in corporations or partnerships not affiliated with the Company but engaged in the marketing of the Company's Contracts and which earn commissions from sales of Contracts. These entities earned commissions, net of amounts passed through as commissions to their sales agents, during 1995, 1994 and 1993 of $55,000, $71,000 and $121,000, respectively.

Note 8 - Commitments and Contingencies

     Aggregate rental expense under all operating leases was $28,000, $42,000 and $47,000 in 1995, 1994 and 1993, respectively. There are no significant operating lease commitments in effect at December 31, 1995.

     In the normal course of its business operations, the Company is involved in various claims and judicial actions. The Company has established contingency reserves for potential loss in connection with certain proceedings which the Company believes to be adequate after consultation with its counsel in each such matter. Such reserves are based on the Company's current estimate of loss and are subject to change based on developments in each proceeding. Accordingly, it is possible that the Company may incur losses in excess of the amounts reserved.

Note 9 - Stock Plans

     The Company has a stock option plan under which the Board of Directors may grant options to purchase shares of the Company's Common Stock. Options to purchase shares of the Company's Common Stock at an average price of $5.29 per share (market price at time of issuance) have been granted to three officers of the Company, as shown below.


                                                                       Exercised during           Outstanding at
        Grantee          Expiration              Exercise Price               1995              December 31, 1995
Various officers      Various periods            $.38 - $9.25          20,000 shares               390,000
                      through
                      December 23, 2005

     Prior to March 1995, non-employee directors also received for each meeting attended options to purchase 2,500 shares of the Company's Common Stock at the closing price of the Common Stock on the date of the meeting as quoted by the American Stock Exchange. In December 1995, the Company's Option Plan was amended to provide for automatic grants of options to non-employee directors. Under the Stock Option Plan as amended, each incumbent non-employee director of the Company received options to purchase 7,500 shares of Common Stock on December 12, 1995, the date of adoption by the Board of Directors of the amendments to the Stock Option Plan. In addition, the incumbent non-employee directors and any new non-employee directors will receive additional options to purchase 10,000 shares of Common Stock on March 1 of each year commencing March 1, 1996. The options granted initially to the incumbent non-employee directors are immediately exercisable. The options to be granted on March 1 of each year will be immediately exercisable as to 2,500 shares and will vest in additional increments of 2,500 shares on the following June 1st, September 1st, and December 1st in the year of grant, subject to continued service by the non-employee director during such periods. Options granted to non-employee directors under the Stock Option Plan have an exercise price equal to the closing price of the Common Stock on the date of grant. Options granted to the non-employee directors under the Stock Option Plan are subject to the approval by the shareholders of the Company of the amendments to the Stock Option Plan providing for such grants. The amendments will be submitted to the shareholders at the Company's 1996 Annual Meeting of Shareholders. Outside director option activity during 1995 is shown below.

                                                                Exercised during      Outstanding at
        Grantee           Expiration        Exercise Price           1995           December 31, 1995
Outside Directors      Various periods       $.56 - $8.13       10,000                80,000
                       through
                       December 12, 2000

     The Company, effective July 3, 1995 and pursuant to a registration statement on Form S-3, initiated a stock option plan for its marketing associates whereby the associates could earn stock options based upon their production and recruiting efforts. These options have been issued to qualifying associates at each month end since July, 1995 based on that month's production and recruiting results. The exercise price is equal to the closing stock price on the last trading day of each respective month. Additional grants pursuant to the plan will cease March 31, 1996. Activity related to this plan was as follows during 1995:


                                                         Exercised during      Outstanding at
        Grantee        Expiration       Exercise Price         1995           December 31, 1995
Various Marketing    July 31, 1997      $5.81 - $10.38      1,560 shares           298,225
Associates

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company recorded compensation expense related to the issuance of stock options to Marketing associates of $76,000 during 1995.

     During 1988, the Company adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company Common Stock. The Company, at its option, may make matching contributions to the plan, and recorded expense during 1995, 1994 and 1993 of $39,150, $34,027 and $22,591 based on contributions of
Company stock of 20,000 shares, 20,000 shares, and 18,000 shares, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The current directors and executive officers of the Company are identified below. Unless otherwise noted, the Company's executive officers serve at the pleasure of the Board of Directors. The Board of Directors consists of six members and is divided into three equal classes, with the term of office of one class expiring each year.

              Name                Age            Position
Harland C. Stonecipher........     57   Chairman of the Board of Directors
Jack Mildren..................     46   Chief Executive Officer, President and
                                        Director
Randy Harp....................     40   Chief Operating Officer, Chief Financial
                                        Officer and Director
Kathleen S. Pinson............     43   Vice President, Controller and Director
Peter K. Grunebaum............     62   Director
Charles H. Walls..............     64   Director

Harland C. Stonecipher
     Mr. Stonecipher has been the Chairman of the Board of Directors of the Company since its organization in 1976. Mr Stonecipher also served as Chief Executive Officer until March 1996. Prior to 1984 and since May 1987 through January, 1995, he also served as President (except for the period from May 1989 to March 1990). Mr. Stonecipher also serves as an executive officer of various subsidiaries of the Company. Mr. Stonecipher is employed pursuant to an employment agreement which, unless sooner terminated, expires on June 30, 2003, with the Company retaining the right to extend the agreement for up to ten additional years. Mr. Stonecipher's term as a director expires in 1996.

Jack Mildren
     Mr. Mildren was named President of the Company in January 1995 and became Chief Executive Officer in March 1996. Mr. Mildren was the Lieutenant Governor of the State of Oklahoma from 1991 until January, 1995. Mr. Mildren is employed pursuant to an employment agreement which, unless sooner terminated, expires on January 22, 1997. Mr. Mildren was appointed to the Board on March 3, 1995, and his term expires in 1996.

Randy Harp
     Mr. Harp was named Chief Financial Officer in March 1990 and Chief Operating Officer in March, 1996. From 1983 to July 1991, Mr. Harp was the president, treasurer, chief financial officer and a director of Ratex Resources Incorporated, a small publicly-held oil and gas exploration company in Oklahoma City, Oklahoma. Mr. Harp was first elected as a director in 1990 and his term expires in 1998. Mr. Harp is a Certified Public Accountant.

Kathleen S. Pinson
     Ms. Pinson was named Controller of the Company in May 1989 and has been a Vice President of the Company since June 1982. Ms. Pinson has been employed by the Company since 1979 and has been the chief accounting officer since 1982. Ms. Pinson was first elected as a director in 1990 and her term expires in 1997. Ms. Pinson is a Certified Public Accountant.

Peter K. Grunebaum
     Mr. Grunebaum is currently Director of Corporate Finance, ICA International, an investment firm headquartered in New York, New York, a position he has held since 1989. Mr. Grunebaum was first elected as a director in 1980 and his term expires in 1998.

Charles H. Walls
     Mr. Walls was a principal and teacher in the Rattan, Oklahoma Public School system from 1980 until his retirement in May 1992. Previously, Mr. Walls served as a Senior Vice President of Paramount Life Insurance Company of Little Rock, Arkansas. Mr. Walls was first elected as a director in 1993 and his term expires in 1997.

Committees
     The Board of Directors has established an Executive Committee consisting of Messrs. Stonecipher, Harp and Grunebaum, a Stock Option Committee consisting of Messrs. Stonecipher and Grunebaum, and an Audit Committee, of which Mr. Grunebaum is presently the sole member. The Executive Committee may exercise all of the powers of the Board of Directors, except to the extent limited by law. The Stock Option Committee administers the Company's Stock Option Plan. The Audit Committee makes recommendations to the Board of Directors concerning the selection of and oversees the Company's independent auditors and reviews with the independent auditors the scope and results of the annual audit. The Audit Committee also monitors internal control policies. The Board of Directors does not have standing nominating or compensation committees.

Compensation of Directors

     Directors who are also employees of the Company or its subsidiaries receive no additional compensation for their services as directors. Non-employee directors of the Company receive $500 per meeting attended. Prior to March 1995, non-employee directors also received for each meeting attended options to purchase 2,500 shares of the Company's Common Stock at the closing price of the Common Stock on the date of the meeting as quoted by the American Stock Exchange. In December 1995, the Company's Option Plan was amended to provide for automatic grants of options to non-employee directors. Under the Stock Option Plan as amended, each incumbent non-employee director of the Company received options to purchase 7,500 shares of Common Stock on December 12, 1995, the date of adoption by the Board of Directors of the amendments to the Stock Option Plan. In addition, the incumbent non-employee directors and any new non-employee directors will receive additional options to purchase 10,000 shares of Common Stock on March 1 of each year commencing March 1, 1996. The options granted initially to the incumbent non-employee directors are immediately exercisable. The options to be granted on March 1 of each year will be immediately exercisable as to 2,500 shares and will vest in additional increments of 2,500 shares on the following June 1st, September 1st and December 1st in the year of grant, subject to continued service by the non-employee director during such periods. Options granted to non-employee directors under the Stock Option Plan have an exercise price equal to the closing price of the Common Stock on the date of grant. Options granted to the non-employee directors under the Stock Option Plan are subject to the approval by the shareholders of the Company of the amendments to the Stock Option Plan providing for such grants. The amendments will be submitted to the shareholders at the Company's 1996 Annual Meeting of Shareholders.

Compliance with Section 16(a) Reporting Requirements

     Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of the Company and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. The Company is required to disclose delinquent filings of reports by such persons during 1995 or prior years.

     Wilburn L. Smith, a former executive officer and director of the Company, became aware during 1995 that he inadvertently failed to include 625 shares of Common Stock held by his wife in his initial report of beneficial ownership filed in 1993. An appropriate amendment to Mr. Smith's initial report was filed upon discovery of this deficiency. Also, during 1995 Mr. Smith filed one late report relating to one transaction subsequent to his resignation from the Board of Directors.

     Kathleen S. Pinson, Vice President, Controller and a director of the Company, inadvertently failed to file certain required reports relating to (i) the acquisition by her husband, also an employee of the Company, of shares of Common Stock pursuant to the Company's Employee Stock Ownership and Thrift Plan during 1992, 1993 and 1994 and (ii) the grant to her husband during 1995 of options to purchase Common Stock in connection with his participation in the Company's Marketing Associate Option Plan. Had the applicable reports been filed on a timely basis, they would have consisted of eight reports relating to eight transactions. The deficiencies were not discovered until 1996, at which time appropriate reports were filed.

ITEM 10.     EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the cash compensation paid by the Company and its subsidiaries for services rendered during the twelve months ended December 31, 1995, 1994 and 1993 to each of the executive officers of the Company whose cash compensation exceeded $100,000 during 1995. Such individuals are referred to herein as the "named executive officers."


                                Summary Compensation Table
                                                                       Long Term
                                      Annual Compensation            Compensation
                                                                     Securities
                                                                     Underlying     All Other
      Name and Principal Position      Year     Salary   Bonus (1)    Options     Compensation(2)
Harland C. Stonecipher .............   1995   $157,755   $ 99,107        --        $ 13,500
    Chairman of the Board              1994    157,755    273,680        --          15,249
                                       1993    157,755     82,983        --          12,062
Wilburn L. Smith (3) ...............   1995       --      577,763       2,500         2,925
    Vice President of Marketing and    1994       --      208,218        --           1,300
    Agency Director                    1993       --      295,753        --           1,300
Jack Mildren (4) ...................   1995    138,461      5,625     250,000          --
    Chief Executive Officer and
    President
Randy Harp .........................   1995   $101,112       --        50,000         2,600
    Chief Operating Officer and        1994     97,161       --          --           2,400
    Chief Financial Officer            1993     90,144       --          --           2,186

     (1) Bonus to Mr. Stonecipher consists primarily of override commissions earned by Mr. Stonecipher pursuant to an agreement with the Company described below of $54,183, $44,417 and $38,901 during 1995, 1994 and
          1993, respectively, and override commissions earned by Mr. Stonecipher with respect to commissions earned by PPL Agency, Inc., a Company affiliated insurance agency, of $44,924, $229,263 and $44,082 during 1995, 1994 and 1993, respectively. The 1994 PPL Agency commissions reflect a non-recurring payment for renewal commissions. See "Executive Compensation-Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Certain Relationships and Related Transactions."

          Bonus to Mr. Smith consists of override commissions and other fees paid to Mr. Smith with respect to commissions earned by and new sales associate sponsorships within the Company's multi-level marketing sales force. The amounts indicated for Mr. Smith do not include any amounts received by Mr. Smith as a result of his equity ownership in certain entities which are not affiliated with the Company but which are engaged in the marketing of the Company's Contracts and earn commissions from sales of Contracts. See "Certain Relationships and Related Transactions."

     (2) All Other Compensation of Mr. Stonecipher includes $6,958, $8,159 and $7,730 for the years 1995, 1994 and 1993, respectively, relating to the time value of premiums paid pursuant to a certain split dollar life insurance agreement that provides for such premiums to be refunded to the Company upon Mr. Stonecipher's death, and also includes $6,542, $7,090 and $4,332 for the years 1995, 1994 and 1993, respectively, representing vested contributions by the Company to the Employee Stock Ownership and Thrift Plan.

          All Other Compensation of Mr. Smith and Mr. Harp consists of vested contributions by the Company to the Employee Stock Ownership and Thrift Plan.

     (3) Mr. Smith became an executive officer of the Company during 1993 and resigned from that position on October 25, 1995.

     (4)  Mr. Mildren joined the Company as its President in January 1995.

     The following table contains information concerning the grant of stock options during the year ended December 31, 1995 to each of the named executive officers who received option grants during such year.


                        Option Grants in Last Fiscal Year

                                Individual Grants

                                                  % of Total
                               Number of           Options
                              Securities          Granted to
                              Underlying          Employees       Exercise or
                                Options           in Fiscal       Base Price      Expiration
         Name                  Granted (1)          Year          ($/Sh)(2)          Date

Jack Mildren                   100,000(3)           32.5%          $ 1.8125         1/25/00
                               139,190              45.3             9.25          12/23/05
                                10,810               3.5             9.25          12/22/00

Randy Harp                      39,190              12.7           $ 9.25          12/23/05
                                10,810               3.5             9.25          12/22/00

Wilburn L. Smith                 2,500               0.8           $ 8.25          12/14/00


     (1) Unless otherwise indicated, the options are fully exercisable as of the date of grant.

     (2) The exercise prices of the options are in each instance equal to 100% of the price per share of the Common Stock on the date of grant.

     (3) These options became exercisable as to 50% of the shares covered by the options on July 23, 1995 and will become exercisable as to the remaining 50% on July 23, 1996, provided the optionee remains employed by the Company through such date.

     The following table provides information with respect to each of the named executive officers who hold stock options from the Company concerning the exercise of options during the year ended December 31, 1995 and unexercised options held as of December 31, 1995.



                    Option Exercises and Year-end Value Table

                                                          Number of Securities               Value of
                                                         Underlying Unexercised        Unexercised In-the-Money
                                                               Option at                   Options at
                                                            December 31, 1995           December 31, 1995(1)

                              Shares
                             Acquired       Value
        Name                on Exercise    Realized     Exercisable   Unexercisable   Exercisable      Unexercisable

Jack Mildren                     --              --       200,000       50,000          $ 596,875       $   428,125

Randy Harp                   10,000        $ 76,250(2)     90,000           --          $ 456,250                --

Wilburn L. Smith                 --              --         2,500           --          $   5,312                --


     (1) Value of unexercised in-the-money options at December 31, 1995 is calculated based on the market price per share of Common Stock of $10.375 per share on December 29, 1995 (the last trading date prior to year-end) less the option exercise price.

     (2) Value realized is calculated based on the market price per share of Common Stock of $ 8.00 on the date of exercise less the option exercise price.

Employment Contracts and Termination of Employment and Change-in-Control
   Arrangements

     The Company entered into a new employment agreement with Mr. Stonecipher in January 1993, which, unless sooner terminated, expires on June 30, 2003. The new agreement replaces a prior agreement originally executed in 1975 which was scheduled to expire on December 31, 2000. Under the terms of the new employment agreement, Mr. Stonecipher is to receive compensation as determined by the Board of Directors but not less than $157,750 per year. In addition to his annual salary, Mr. Stonecipher also is entitled to receive a supplemental retirement benefit in the amount of $26,000 per year payable on the first day of the month following his termination of employment and annually thereafter until the earlier of his death or the date upon which ten such payments have been made. Mr. Stonecipher must meet certain minimal conditions subsequent to the termination of his employment in order to receive such payments. The Company's obligation pursuant to the employment agreement is subject to the continuation of a certain split dollar life insurance agreement between the Company and Mr. Stonecipher's wife described below. If the Company terminates the employment agreement for any reason (other than Mr. Stonecipher's death) or Mr. Stonecipher terminates the agreement for certain specified events including a change of control of the Company (as defined in the agreement), the Company is required to pay Mr. Stonecipher a lump sum payment equal to the present value (using a 3% discount rate) of the remaining salary and retirement benefits throughout the term of the contract.

     Pursuant to an agreement with the Company, Mr. Stonecipher is also entitled to an override commission, payable monthly, in an amount equal to $.025 per active membership as compensation for his efforts in assisting in the growth and development of new production for the Company and its subsidiaries. The agreement provides that the amount of the commissions shall in no event exceed $20,000 per month. The payment of such commissions to Mr. Stonecipher continues during his lifetime. The agreement requires that Mr. Stonecipher devote reasonable efforts to the generation of new Contract sales for the Company. The amounts paid to Mr. Stonecipher under this agreement during the fiscal year ended December 31, 1995 are reflected in the summary compensation table set forth above. Mr. Stonecipher has deferred payments under this agreement of $67,324 at December 31, 1995. Mr. Stonecipher also receives a portion of the annualized commission revenue of PPL Agency, Inc., which is owned by Mr. Stonecipher as a nominee for the Company. See "Certain Relationships and Related Transactions." Such amounts paid to Mr. Stonecipher are also reflected in the summary compensation table set forth above.

     In July 1984, the Company entered into a life insurance arrangement with Mr. Stonecipher's wife whereby the Company agreed to pay premiums on a life insurance policy covering Mr. Stonecipher. The face amount of the policy is $600,000 and Mr. Stonecipher's wife is the owner and beneficiary. Mr.
Stonecipher's wife has an agreement with the Company whereby upon Mr. Stonecipher's death, the proceeds of the policy will be paid to the Company in an amount sufficient to reimburse premiums paid to date by the Company and any supplemental retirement payments made pursuant to his employment contract. This agreement is secured by a collateral assignment of the policy proceeds.

     During January 1995, the Company entered into an employment agreement with Jack Mildren which expired January 22, 1996. Pursuant to a new employment agreement which expires on January 22, 1997, Mr. Mildren will serve as the Company's President and Chief Executive Officer and is to receive a base salary of not less than $150,000, a performance bonus of up to $50,000 based upon the Company's achievement of certain 1996 performance goals, an override commission equal to $.025 per active membership for memberships written since January 1, 1995 and a Company provided automobile. Override commission will be paid for Mr. Mildren's life on all memberships written during his employment.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information on the beneficial ownership of the shares of Common Stock as of March 26, 1996 by (a) each person known by the Company to be the beneficial owner of more than five percent of the issued and outstanding shares of Common Stock, (b) each director of the Company,
(c) each executive officer of the Company, and (d) all of the directors and executive officers of the Company as a group.
                                                     Beneficial Ownership
                                                     Number       Percent
                                                       of           of
        Name and Address of Beneficial Owner         Shares      Class (1)
Harland C. Stonecipher
 321 East Main Street
 Ada, Oklahoma 74820 ..........................   1,375,649   (2)    6.5
Wellington Management Company
 75 State Street
 Boston, MA  02109 ............................   1,453,000   (3)    6.9
Vanguard Explorer Fund, Inc.
 P O Box 2600
 Valley  Forge, PA  19482 .....................   1,076,900   (4)    5.1
Jack Mildren ..................................     200,000   (5)     *
Peter K. Grunebaum ............................      60,825   (6)     *
Randy Harp ....................................     103,442   (7)     *
Kathleen S. Pinson ............................      69,360   (8)     *
Charles Walls .................................      20,000   (9)     *
All directors and executive officers as a
 group (6 persons).............................   1,829,276   (10)   8.5

(1) This table is based upon information supplied by officers, directors and principal shareholders and applicable Schedules 13D or 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The percentage of ownership for each person is calculated in accordance with rules of the Securities and Exchange Commission without regard to shares of Common Stock issuable upon exercise of outstanding stock options, except that any shares a person is deemed to own by having a right to acquire of an option are considered outstanding solely for purposes of calculating such person's percentage ownership.
(2) Includes 14,359 shares owned under the ESOP Plan as to which Mr. Stonecipher has sole voting, but not disposition, power.
(3) Wellington Management Company ("WMC"), in its capacity as investment advisor, may be deemed to beneficially own 1,453,000 shares of Common Stock of the Company held by numerous investment counseling clients. WMC has shared voting power as to 376,100 shares indicated as beneficially owned by WMC and shared dispositive power as to all of the shares indicated as beneficially owned by WMC. Beneficial ownership information is as of December 31, 1995.
(4) Vanguard Explorer Fund, Inc. has sole voting power but shared dispositive power as to all of the shares of Common Stock of the Company indicated as beneficially owned by it. Beneficial ownership information is as of December 31, 1995.






(5)  Consists of 200,000 shares issuable upon exercise of outstanding options.
(6)  Includes 50,000 shares issuable upon exercise of outstanding options.
(7) Includes 13,442 shares owned under the ESOP Plan as to which Mr. Harp has sole voting, but not disposition, power and 70,000 shares issuable upon exercise of outstanding options.
(8) Includes 16,613 shares owned under the ESOP Plan as to which Ms. Pinson has sole voting, but not disposition, power and 40,000 shares issuable upon the exercise of outstanding options. Also, includes 1,860 shares owned under the ESOP Plan by Ms. Pinson's husband, also an employee of the Company, as to which he has sole voting, but not disposition, power and 746 shares issuable upon exercise of outstanding options held by Ms. Pinson's husband. Ms. Pinson disclaims beneficial ownership of shares that are owned by her husband.
(9)  Includes 20,000 shares issuable upon exercise of outstanding options.
(10) Includes 380,746 shares issuable upon exercise of outstanding options and 46,274 shares owned under the ESOP Plan as to which the respective executive officers and directors have sole voting, but not disposition, power.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Stonecipher owns all of the outstanding shares of PPL Agency, Inc. ("Agency") as a nominee for the Company. Any income of Agency accrues to the Company and the Company has agreed to indemnify and hold harmless Mr. Stonecipher for any personal losses as a result of his ownership of Agency.

     Agency's financial position and results of operations are included in the Company's financial statements on a consolidated basis. Agency earned commissions during 1995 and 1994 of $413,000 and $401,000, respectively, through its sales of insurance products of an unaffiliated company. Annual management fees paid to the Company in 1995 and 1994 were $72,000. Agency had net income for the year ended December 31, 1995 of $599 and a net loss for the year ended December 31, 1994 of $170,000 after the payment of commissions to Mr. Stonecipher of $45,000 and $229,000, respectively. The 1994 commission amount reflects a non-recurring amount for renewal commissions.

     Wilburn L. Smith, a former executive officer and director of the Company, has a loan from the Company which was made prior to the time Mr. Smith became a director. The largest balance of this loan during the year ended December 31, 1995 was $68,000. The outstanding balance of this loan as of December 31, 1995 was $59,000. The loan bears annual interest at the rate of 3% in excess of the prime rate, adjusted on January 1 of each year, and is secured by Mr. Smith's commissions from the Company.

     Mr. Smith owns interests ranging from 10% to 67% in corporations or partnerships not affiliated with the Company but engaged in the marketing of the Company's Contracts and which earn commissions from sales of Contracts. These entities earned commissions, net of amounts passed through as commissions to their sales agents, during 1995 and 1994 of $55,000 and $71,000, respectively.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.
(b) Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PRE-PAID LEGAL SERVICES, INC.

Date: March 26 , 1996               By:    /s/ Randy Harp
                                           Randy Harp
                                           Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                              Position                    Date

/s/ Harland C. Stonecipher    Chairman of the Board of Directors  March 26, 1996
Harland C. Stonecipher        (Principal Executive Officer)


/s/ Jack Mildren              Chief Executive Officer, President  March 26, 1996
Jack Mildren                  and Director

/s/ Kathleen S. Pinson        Vice President, Controller and      March 26, 1996
Kathleen S. Pinson            Director,
                              (Principal Accounting Officer)

/s/ Randy Harp                Chief Operating Officer,            March 26, 1996
Randy Harp                    Chief Financial Officer and
                              Director
                              (Principal Financial Officer)

/s/ Peter K. Grunebaum        Director                            March 26, 1996
Peter K. Grunebaum

/s/ Charles H. Walls          Director                            March 26, 1996
Charles H. Walls

                                INDEX TO EXHIBITS



 Exhibit No.                       Description

   3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

   3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987)

   *10.1 Employment Agreement effective January 1, 1993 between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

   *10.2 Agreements between Shirley Stonecipher, New York Life Insurance Company and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1985)

   *10.3 Amendment dated January 1, 1993 to Split Dollar Agreement between Shirley Stonecipher and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit
          10.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

   *10.4 Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

   *10.5 Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

   *10.6  Stock Option Plan, as amended and restated effective December 12, 1995

   *10.7 Demand Note of Wilburn L. Smith and Carol Smith dated December 11, 1992 in favor of the Company (Incorporated by reference to Exhibit
          10.15 of the Company's Form SB-2 filed February 8, 1994)

   *10.8 Security Agreement between the Company, Wilburn L. Smith and Carol Smith dated December 11, 1992 ((Incorporated by reference to Exhibit
          10.16 of the Company's Form SB-2 filed February 8, 1994)

   *10.9 Letter Agreements dated July 8, 1993 and March 7, 1994 between the Company and Wilburn L. Smith (Incorporated by reference to Exhibit
          10.17 of the Company's Form 10-KSB filed for the year ending December 31, 1993)

 Exhibit No.                  Description

   *10.10 Employment  agreement effective March 26, 1996 between the Company and
          Jack Mildren

   10.11 Revolving Credit Agreement between Company and Bank One, Texas, National Association dated January 27, 1995 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994)

   10.12 Purchase Warrant dated as of June 8, 1994 issued to Paulson Investment Company, Inc. (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1994)

   11.1   Statement of Computation of Per Share Earnings

   21.1 List of Subsidiaries of the Company (Incorporated by reference to Exhibit 22.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

   23.1   Consent of Deloitte & Touche LLP

   27.1   Financial Data Schedule





____________________
*  .......Constitutes  a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.