Form 10-Q
period 1996-03-31
PRE PAID LEGAL SERVICES INC
filed 1996-05-15
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________

Commission File Number:    1-9293



                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              Oklahoma                                73-1016728
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)


                                   321 E. Main
                                  Ada, Oklahoma
                                      74820
                    (Address of principal executive offices)
                                   (Zip code)

                                 (405) 436-1234
              (Registrants' telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 1996:

         Common Stock             $.01 par value            21,175,268


Transitional Small Business Disclosure Format (Check One):
      Yes                  No      X

                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS
                                                                                    March 31, December 31,
                                                                                      1996          1995
                                                                                        (Unaudited)
Current assets:
  Cash .........................................................................     $14,266     $14,489
  Held-to-maturity investments - current portion ...............................         500         500
  Accrued contract income ......................................................       1,127       1,038
  Commission advances - current portion ........................................       5,363       3,923
      Total current assets .....................................................      21,256      19,950
Held-to-maturity investments ...................................................       1,000         500
Investments pledged ............................................................       2,772       2,766
Commission advances ............................................................      11,422       8,548
Property and equipment, net ....................................................       2,269       2,202
Other ..........................................................................       1,724       1,663
      Total assets .............................................................     $40,443     $35,629

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Contract benefits ............................................................     $ 1,669     $ 1,547
  Accounts payable and accrued expenses ........................................         578         646
  Contingency reserves on trust preparation services ...........................        --           130
    Total current liabilities ..................................................       2,247       2,323
Deferred income taxes ..........................................................       4,950       3,566
      Total liabilities ........................................................       7,197       5,889
Stockholders' equity:
  Preferred stock, $1 par value; authorized 400 shares; issued and outstanding as follows:
      $3.00 Cumulative Convertible Preferred Stock, authorized 5 shares; 5 shares
        outstanding; liquidation value of $84 ..................................           5           5
  Special preferred stock, $1 par value; authorized 500 shares, issued and outstanding in one series designated as follows:
      $1.00 Non-Cumulative Special Preferred Stock, 44 and 45 shares authorized, issued and outstanding at March 31, 1996 and December 31, 1995, respectively; liquidation value of $590 and $602 at March 31, 1996 and
        December 31, 1995, respectively ........................................          44          45
  Common stock, $.01 par value; 100,000 shares authorized; 21,989 and 21,513
    issued at March 31, 1996 and December 31, 1995, respectively ...............         219         215
  Capital in excess of par value ...............................................      38,694      37,757
  Retained earnings (deficit) ..................................................      (3,539)     (6,105)
  Less: Treasury stock, at cost; 747 shares ....................................      (2,177)     (2,177)
    Total stockholders' equity .................................................      33,246      29,740
      Total liabilities and stockholders' equity ...............................    $ 40,443    $ 35,629


   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                               1996        1995
 Revenues:
  Contract premiums ....................................     $10,304     $ 6,539
  Associate services ...................................       1,251         497
  Interest income ......................................         283         218
  Other ................................................         516         294
                                                              12,354       7,548
Costs and expenses:
  Contract benefits ....................................       3,598       2,106
  Commissions ..........................................       2,423       1,869
  General and administrative ...........................       1,178         801
  Associate services and direct marketing ..............         991         502
  Depreciation .........................................         138         111
  Premium taxes ........................................          72          56
                                                               8,400       5,445

Income before income taxes .............................       3,954       2,103
Provision for income taxes .............................       1,384         715
Net income .............................................       2,570       1,388
Less dividends on preferred shares .....................           4         114
Net income applicable to common shares .................     $ 2,566     $ 1,274

Earnings per common and common equivalent share ........     $   .12     $   .08
Earnings per common share - assuming full dilution .....     $   .12     $   .07








   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                               1996         1995

Cash flows from operating activities:
Net income ...................................................   $  2,570    $  1,388
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization ..............................        138         111
  Provision for deferred income taxes ........................      1,384         693
  Provision for associate stock options ......................        318          --
  Increase in accrued contract income ........................        (89)        (83)
  Increase in commission advances ............................     (4,314)       (918)
  Increase in other assets ...................................        (61)       (132)
  Increase (decrease) in contract benefits ...................        122         (79)
  Decrease in accounts payable and accrued expenses and
    contingency reserves .....................................       (198)       (229)
      Net cash (used in) provided by operating activities ....       (130)        751

Cash flows from investing activities:
  Additions to property and equipment ........................       (205)        (62)
  Purchases of investments ...................................       (506)     (6,979)
  Maturities of investments ..................................       --         6,312
      Cash used in investing activities ......................       (711)       (729)

 Cash flows from financing activities:
  Proceeds from sale of common and preferred stock ...........        622         158
  Dividends paid on preferred stock ..........................         (4)       (114)
       Net cash provided by financing activities ..............       618          44

 Net (decrease) increase in cash and unpledged cash equivalents      (223)         66
Cash and cash equivalents at beginning of period .............     14,489       9,512
Cash and cash equivalents at end of period ...................   $ 14,266    $  9,578

 Supplemental disclosure of cash flow information:
  Cash paid for interest .....................................   $      1    $      3







   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The consolidated balance sheet as of March 31, 1996, the related statements of operations for the three-month periods ended March 31, 1996 and 1995 and the statements of cash flows for the three-month periods ended March 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

     These financial statements and notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company's financial statements and notes included in its 1995 annual report on Form 10-KSB. Certain reclassifications have been made to conform to current year presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

FIRST THREE MONTHS OF 1996 COMPARED TO FIRST THREE MONTHS OF 1995

     The Company reported net income applicable to common shares of $2.6 million, or $.12 per common share, for the three months ended March 31, 1996 up 50% on a per-share basis from net income of $1.4 million or $.08 per common share, for the comparable period of 1995. The increase in the net income for the 1996 period is attributable to increases in every revenue category during the first three months of 1996 as compared to the same period of 1995.

     Revenues rose 64% to $12,354,000 from $7,548,000 for the prior year's comparable period. Income before income taxes for the first quarter of 1996 increased 88% to $3,954,000 from $2,103,000 for the comparable period of 1995. The higher percentage increase in income before income taxes compared to revenues resulted primarily from the decrease in commissions as a percentage of revenues and the 152% increase in associate services income.

     Contract premiums totaled $10.3 million during the first quarter of 1996 compared to $6.5 million for the same period of 1995, an increase of 58%. The increase in Contract premiums was primarily the result of increased new Contract sales resulting in a higher number of active contracts in force. New Contract sales during the first three months of 1996 were 40,965 compared to 18,552 during the 1995 period, an increase of 121%. At March 31, 1996, there were 224,085 active contracts in force compared to 152,757 at March 31, 1995, an increase of 47%.

     Associate services revenue increased from $497,000 for the first quarter of 1995 to $1,251,000 during the same period of 1996 as a result of higher new associate enrollments. New associates enrolled during the first three months of 1996 were 17,271 compared to 7,112 for the same period of 1995, an increase of 143%. Future revenues from associate services will depend primarily on the number of new associates enrolled, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of providing associate services and other direct marketing expenses.

     Interest income increased during the first quarter of 1996 compared to the same period of 1995 as a result of increases in the average investments outstanding. At March 31, 1996 the Company reported $18.5 million in cash and investments compared to $12.4 million at March 31, 1995.

     Contract benefits totaled $3.6 million for the first quarter of 1996 compared to $2.1 million for the same period of 1995, an increase of 71%. However, the loss ratio for the 1996 period increased only to 35% from 32% for the comparable period of 1995.

     Commissions were $2.4 million for the 1996 first quarter compared to $1.9 million for the same period of 1995. However, as a percentage of contract premiums, commissions decreased to 24% from 29%. Commission expense, as a percentage of contract premiums, should approximate 25% of contract premiums in future periods as a result of changes in the commission structure for contracts sold after March 1, 1995.

     General and administrative expenses during the 1996 and 1995 first quarters were $1,178,000 and $801,000, respectively, and represented 11% and 12%, respectively, of contract premiums for such periods. The ratio of general and administrative expenses to contract premium revenues should decline with increases in premium revenue as a result of certain economies of scale pertaining to the Company's operations.

     Associate services and direct marketing costs increased to $991,000 for the 1996 first quarter from $502,000 for the same period of 1995 but were generally consistent as a percent of total revenues (8% and 7%, respectively) and include the costs of providing associate services and marketing costs other than commissions which are directly associated with new contract sales. Due to property and equipment additions during the latter part of 1995 and the first quarter of 1996, depreciation increased from $111,000 during the first quarter of 1995 to $138,000 for the first quarter of 1996.

     The Company has recorded a provision for income taxes of $1.4 million (35% of pretax income) for the first quarter of 1996 compared to $715,000 for the same period of 1995. The 1996 and 1995 provisions reflect the Company's expectation that it more likely than not will not be able to realize the future tax benefit of its net operating loss carryforwards.

     Dividends paid on outstanding preferred stock during the first three months of 1996 decreased to $4,000 from $114,000 during the same period of 1995. This $110,000 decrease is attributable to the conversion of the outstanding shares of $2.40 Cumulative Convertible Preferred Stock issued during June and July 1994 in conjunction with a public unit offering. This series of preferred stock automatically converted to common stock pursuant to its terms on February 27, 1995.

Liquidity and Capital Resources

     Net cash used in operating activities was $130,000 for the first three months of 1996 compared to net cash provided of $751,000 for the 1995 period. The decrease of $1.2 million in cash provided by operations during the first quarter of 1996 compared to the same period of 1995 resulted primarily from the increase in new membership enrollments.

     The Company had working capital of $19 million at March 31, 1996, an increase of $1.4 million compared to consolidated working capital of $17.6 million at December 31, 1995 and an increase of $7.4 million compared to March 31, 1995 working capital of $11.6 million. The significant increase in working capital from March 31, 1995 to March 31, 1996 was primarily the result of increased cash and short-term investments of $4.7 million resulting from the exercise of certain warrants during the second quarter of 1995 which resulted in net cash proceeds to the Company of more than $6 million.

     The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July, 1996. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's contracts that have been in existence for 18 months or more. At March 31, 1996, the borrowing base was approximately $4.9 million. Under the agreement, the interest rate, at the option of the Company, is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1996. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement. The Company expects to renew or replace the credit agreement at its expiration in July 1996.

     The Company believes that it has significant ability to finance expected future growth in contract sales based on its existing amount of cash and cash equivalents at March 31, 1996 ($14.3 million) and the unused revolving credit agreement availability of $4.9 million.

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

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

    No.               Description
    11.1              Statement Regarding Computation of Per Share Earnings

    27.1              Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PRE-PAID LEGAL SERVICES, INC.



Date: May 14, 1996                           /s/ Harland C. Stonecipher
                                             Harland C. Stonecipher, Chairman



Date: May 14, 1996                           /s/ Randy Harp
                                             Randy Harp, Chief Financial Officer
                                             (Principal Financial Officer)



Date: May 14, 1996                           /s/ Kathy Pinson
                                             Kathy Pinson, Controller
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


   No.                             Description
- -----------     --------------------------------------------------------------

   11.1         Statement Regarding Computation of Per Share Earnings

   27.1         Financial Data Schedule