Form 10KSB/A
period 1995-12-31
PRE PAID LEGAL SERVICES INC
filed 1996-06-28
CIK 311657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                  Amendment No.1

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

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1995, as set forth below and in the pages attached hereto.

     Part IV, Item 13 - "Exhibits and Reports on Form 8-K" is amended (i) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Ownership and Thrift Plan and Trust ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 1995, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the Consent of Deloitte & Touche LLP relating to the use of their report which is included as part of Exhibit 99.1.

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

                                             PRE-PAID LEGAL SERVICES, INC.



                                             /s/ RANDY HARP
                                             Randy Harp, Chief Financial Officer

Date:  June 27, 1996

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

  +*10.6  Stock Option Plan, as amended and restated effective December 12, 1995

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

 Exhibit No.                  Description

 +*10.10 Employment agreement effective March 26, 1996 between the Company and Jack Mildren

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

  +11.1   Statement of Computation of Per Share Earnings

   21.1 List of Subsidiaries of the Company (Incorporated by reference to Exhibit 22.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

  +23.1   Consent of Deloitte & Touche LLP

 ++23.2 Consent of Deloitte & Touche LLP relating to report concerning plan financial information included as part of Exhibit 99.1.

 ++99.1 Financial information relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust, as required by Form 11-K for the fiscal year of the plan ended December 31, 1995.






____________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
+    Previously filed.
++   Filed herewith.