Form 10-Q
period 1996-06-30
PRE PAID LEGAL SERVICES INC
filed 1996-08-07
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                                       or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to __________

Commission File Number:       1-9293

        --------------------------------------------------------------


                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              Oklahoma                                      73-1016728
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                                   321 E. Main
                                  Ada, Oklahoma
                                      74820
                   (Address of principal executive offices)

                                (405) 436-1234
             (Registrants' telephone number, including area code)

        --------------------------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996:

            Common Stock           $.01 par value            21,486,300

                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS
                                                          June 30,  December 31,
                                                             1996        1995
                                                         (Unaudited)
Current assets:
  Cash ..................................................  $  14,161   $ 14,489
   Held-to-maturity investments - current portion .......        500        500
  Accrued contract income ...............................      1,321      1,038
  Commission advances - current portion .................      6,802      3,923
                                                            --------   --------
     Total current assets ...............................     22,784     19,950
Held-to-maturity investments ............................      1,176        500
Investments pledged .....................................      2,772      2,766
Commission advances .....................................     15,512      8,548
Property and equipment, net .............................      2,280      2,202
Other ...................................................      1,937      1,663
                                                           ---------   --------
    Total assets ........................................  $  46,461   $ 35,629
                                                           =========   ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Contract benefits .....................................   $  1,803   $  1,547
  Accounts payable and accrued expenses .................        849        646
  Contingency reserves on trust preparation services ....          -        130
                                                            --------   --------
   Total current liabilities ............................      2,652      2,323
Deferred income taxes ...................................      6,652      3,566
                                                            --------   --------
    Total liabilities ...................................      9,304      5,889
                                                            ========   ========
Stockholders' equity:
  Preferred stock, $1 par value;  authorized 400 shares;
  issued and outstanding as follows:
  $3.00 Cumulative Convertible Preferred Stock,
     authorized 5 shares; 5 shares outstanding;
     liquidation value of $84............................          5          5
  Special  preferred  stock,  $1 par value;
  authorized  500 shares,  issued and
   outstanding as follows:
  $1.00 Non-Cumulative Special Preferred Stock, 44 and
   45 shares authorized, issued and outstanding
   June 30, 1996 and December 31, 1995, respectively;
     liquidation value of $580 and $602 at June 30, 1996
     and December 31, 1995, respectively ................         44         45
  Common stock, $.01 par value; 100,000 shares
     authorized; 22,100 and 21,513 issued at
     June 30, 1996 and December 31, 1995, respectively ..        221        215
  Capital in excess of par value ........................     39,447     37,757
  Retained earnings (deficit) ...........................       (383)    (6,105)
   Less: Treasury stock at cost; 747 shares .............     (2,177)    (2,177)
                                                           ---------   --------
   Total stockholders' equity ...........................     37,157     29,740
                                                           ---------   --------
    Total liabilities and stockholders' equity ..........  $  46,461   $ 35,629
                                                           =========   ========



  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                                1996        1995
 Revenues:
  Contract premiums ......................................   $ 22,565   $ 13,867
  Associate services .....................................      2,854      1,209
  Interest income ........................................        597        680
  Other ..................................................      1,134        690
                                                             --------   --------
                                                               27,150     16,446
                                                             --------   --------
Costs and expenses:
  Contract benefits ......................................      7,838      4,610
  Commissions ............................................      5,041      3,586
  General and administrative .............................      2,798      1,857
  Associate services and direct marketing ................      2,222      1,190
  Depreciation ...........................................        266        231
  Premium taxes ..........................................        169        109
                                                             --------   --------
                                                               18,334     11,583
                                                             --------   --------

Income before income taxes ...............................      8,816      4,863
Provision for income taxes ...............................      3,086      1,653
                                                             --------   --------
Net income ...............................................      5,730      3,210
Less dividends on preferred shares .......................          8        118
                                                             --------   --------
Net income applicable to common shares ...................   $  5,722   $  3,092
                                                             ========   ========

Earnings per common and common equivalent share ..........   $    .26   $    .16
                                                             ========   ========

Earnings per common share - assuming full dilution .......   $    .26   $    .15
                                                             ========   ========




  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                              Three Months Ended
                                                            --------------------
                                                                    June 30,
                                                              1996        1995
 Revenues:
  Contract premiums ....................................     $12,261     $ 7,328
  Associate services ...................................       1,603         712
  Interest income ......................................         314         462
  Other ................................................         618         396
                                                             -------     -------
                                                              14,796       8,898
                                                             -------     -------
Costs and expenses:
  Contract benefits ....................................       4,240       2,504
  Commissions ..........................................       2,618       1,717
  General and administrative ...........................       1,620       1,056
  Associate services and direct marketing ..............       1,231         688
  Depreciation .........................................         128         120
  Premium taxes ........................................          97          53
                                                             -------     -------
                                                               9,934       6,138
                                                             -------     -------

Income before income taxes .............................       4,862       2,760
Provision for income taxes .............................       1,702         938
                                                             -------     -------
Net income .............................................       3,160       1,822
Less dividends on preferred shares .....................           4           4
                                                             -------     -------
Net income applicable to common shares .................     $ 3,156     $ 1,818
                                                             =======     =======


Earnings per common and common equivalent share ........     $   .14     $   .09
                                                             =======     =======

Earnings per common share - assuming full dilution .....     $   .14     $   .09
                                                             =======     =======





  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                               Six Months Ended
                                                           --------------------
                                                                   June 30,
                                                              1996        1995
Cash flows from operating activities:
  Net income............................................  $  5,730    $  3,210
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.......................       266         231
    Provision for deferred income taxes.................     3,086       1,653
    Provision for associate stock options...............       318           -
    Increase in accrued contract income.................      (283)       (129)
    Increase in commission advances.....................    (9,843)     (3,247)
    Decrease in other assets............................      (274)       (598)
    Increase in contract benefits.......................       256          12
    Increase (decrease) in accounts payable, accrued
      expenses and contingency reserves.................        74        (188)
                                                          ---------   ---------
     Net cash provided by operating activities..........      (670)        944
                                                          ---------   ---------



Cash flows from investing activities:
  Additions to property and equipment...................      (344)       (239)
  Purchase of investments...............................    (1,082)       (751)
  Maturities of investments.............................       400         312
                                                          ---------    --------
     Cash used in investing activities..................    (1,026)       (678)
                                                          ---------    --------

Cash flows from financing activities:
  Proceeds from sale of common and preferred stock......     1,376       6,428
  Dividends paid on preferred stock.....................        (8)       (118)
                                                          ---------    --------
     Net cash provided by (used in) financing activities     1,368       6,310
                                                          ---------    --------

Net increase (decrease) in cash and unpledged cash
  equivalents...........................................      (328)      6,576
Cash and cash equivalents at beginning of period........    14,489       9,512
                                                          ---------   ---------
Cash and cash equivalents at end of period..............  $ 14,161    $ 16,088
                                                          =========   =========

Supplemental disclosure of cash flow information:
  Cash paid for interest................................  $      1    $      6
                                                          =========   =========

  Cash paid for taxes...................................  $      -    $     15
                                                          =========   =========




  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The consolidated balance sheet as of June 30, 1996, the related statement of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and the statement of cash flows for the six-month periods ended June 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

      These financial statements and notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company's financial statements and notes included in the annual report on Form 10-KSB. Certain reclassifications have been made to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


FIRST SIX MONTHS OF 1996 COMPARED TO FIRST SIX MONTHS OF 1995

      The Company reported net income applicable to common shares of $5.7 million, or $.26 per share assuming full dilution, for the six months ended June 30, 1996 compared to $3.2 million, or $.15 per share, for the comparable period of 1995. As a percentage of total revenues, net income applicable to common shares was 21% in the first six months of 1996, up from 19% in the first six months of 1995. The increase in the net income and margin for the 1996 period is attributable to increases in all revenue categories except interest income during the first six months of 1996 as compared to the same period of 1995.

      Revenues rose 65% to $27.2 million from $16.4 million for the prior year's comparable period. Income before income taxes for the first half of 1996 increased 81% to $8.8 million, or 39% of revenues, from $4.9 million, or 35% of revenues for the comparable period of 1995. The relatively higher percentage increase in income before income taxes compared to revenues resulted from decreases in all expenses categories other than contract benefits when expressed as a percentage of revenues. Other income increased from $690,000 to $1.1 million primarily from higher membership enrollment fees.

      Contract premiums totaled $22.6 million during the first half of 1996 compared to $13.9 million for the same period of 1995, an increase of 63%. The increase in contract premiums was primarily the result of increased new contract sales resulting in a higher number of active contracts in force. New contract sales during the first six months of 1996 were 92,529 compared to 43,450 during the 1995 period, an increase of 113%. At June 30, 1996, there were 253,091 active contracts in force compared to 167,272 at June 30, 1995, an increase of 51%.

      Associate services revenue increased from $1.2 million for the first half of 1995 to $2.9 million during the same period of 1996 as a result of higher new associate enrollments. New associates enrolled during the first six months of 1996 were 38,087 compared to 18,498 for the same period of 1995, an increase of 106%. Future revenues from associate services will depend primarily on the number of new associates enrolled, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of providing associate services and other direct marketing expenses.

      Interest income decreased 12% to $597,000 during the six months ended June 30, 1996 from $680,000 for the comparable period of 1995 as a result of interest accrued in the 1995 period of $187,000 pertaining to previously discounted notes receivable. Interest income would have otherwise increased as a result of increases in the average investments outstanding and higher interest rates on investments. At June 30, 1996 the Company reported $18.6 million in cash and investments compared to $18.2 million at June 30, 1995.

      Contract benefits totaled $7.8 million for the first half of 1996 compared to $4.6 million for the same period of 1995, an increase of 70%. However, the loss ratio for the 1996 period increased only to 35% from 33% for the comparable period of 1995.

      Commissions were $5.0 million for the first half of 1996 compared to $3.6 million for the same period of 1995, but decreased, as a percentage of contract premiums, from 26% to 22%. Commission expense, as a percentage of contract premiums, should approach 25% or less of contract premiums in future years as a result of changes in the commission structure for contracts sold after March 1, 1995.

      General and administrative expenses during the 1996 and 1995 six month periods were $2.8 million and $1.9 million, respectively, and represented 12% and 13% of contract premiums for such periods. These expenses are expected to continue to decrease when expressed as a percentage of contract premiums as a result of certain economies of scale pertaining to the Company's operations.

      Associate services and direct marketing costs increased to $2.2 million for the first half of 1996 from $1.2 million for the same period of 1995 but were generally consistent as a percent of total revenues (8% and 7%, respectively) and include the costs of providing associate services and marketing costs other than commissions which are directly associated with new contract sales.

      Due to property and equipment additions during the latter part of 1995 and the first half of 1996, depreciation increased from $231,000 during the first half of 1995 to $266,000 for the first half of 1996.

      The Company's expense ratio for the first six months of 1996 was 37% compared to 42% for the comparable period of 1995 resulting in a combined loss and expense ratio of 72% for the first half of 1996 compared to 75% for the same period of 1995. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

      The Company has recorded a provision for income taxes of $3.1 million (35% of pretax income) for the first half of 1996 compared to $1.7 million (34% of pretax income) for the same period of 1995. The 1996 and 1995 provision reflect the Company's expectation that it more likely than not will not be able to realize the future tax benefit of its net operating loss carryforwards primarily as a result of tax deductions attributable to expected levels of commissions to be paid on new contract sales.

      Dividends paid on outstanding preferred stock during the first six months of 1996 decreased to $8,000 from $118,000 during the same period of 1995. This decrease is attributable to the conversion of the outstanding shares of $2.40 Cumulative Convertible Preferred Stock issued during June and July, 1994 in conjunction with a public unit offering. This series of preferred stock automatically converted to common stock pursuant to its terms on February 27, 1995.

SECOND QUARTER OF 1996 COMPARED TO THE SECOND QUARTER OF 1995

      The results of operations in the second quarter of 1996, compared to the second quarter of 1995, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first six months of 1996 compared to the first six months of 1995.

      Total revenues increased 65% or approximately $5.9 million to $14.8 million in the second quarter of 1996 compared to $8.9 million in the second quarter of 1995, primarily as a result of increase in contract premiums. The contract premium increase of approximately 67% primarily resulted from an increase in the number of average active contracts during the second quarter of 1996 compared to the similar period in 1995.

      Contract benefits totaled $4.2 million in the 1996 second quarter compared to $2.5 million in the 1995 second quarter and resulted in a loss ratio of 35% and 34%, respectively. The Company's expense ratio for the second quarter of 1996 was 36% compared to 40% for the 1995 second quarter resulting in a combined loss and expense ratio of 71% for the second quarter of 1996 compared to 74% for the same period of 1995. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

      The above factors resulted in a 1996 second quarter net income applicable to common shares of $3.2 million, or $.14 per share assuming full dilution compared to $1.8 million, or $.09 per share for the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Consolidated net cash used by operating activities was $670,000 for the first six months of 1996 compared to net cash provided of $944,00 for the 1995 period. The decrease of $1.6 million in cash provided by operations during the first half of 1996 compared to the same period of 1995 resulted primarily from commission advances related to the increase in new membership enrollments.

      The Company had consolidated working capital of $20.1 million at June 30, 1996, an increase of $2.5 million compared to consolidated working capital of $17.6 million at December 31, 1995 and June 30, 1995.

      The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July, 1997. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's contracts that have been in existence for 18 months or more. At June 30, 1996, the borrowing base was approximately $5.0 million. Under the agreement, the interest rate, at the option of the Company, is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1997. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement.

      The Company believes that it has significant ability to finance expected future growth in contract sales based on its existing amount of cash and cash equivalents at June 30, 1996 ($14.2 million) and the unused revolving credit agreement availability of $5.0 million.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The 1996 Annual Meeting of Shareholders of the Company was held on May 24, 1996. The following matters were submitted to a vote of the Company's shareholders:

   1. The election of two directors for a term of three years. The results of the election for each such director are as follows:

                                                  Abstentions and
                                  Votes For        Votes Withheld
                                ------------     -----------------
     Harland C. Stonecipher      16,773,923            209,687
     Jack Mildren                16,776,380            206,930

The Board of Directors of the Company consists of six members and is divided into three classes of equal size. The terms of the other four directors of the Company did not expire at the Annual Meeting. The names of such directors and the year of expiration of their respective terms are as follows: Peter K. Grunebaum - 1998; Randy Harp - 1998; Kathleen S. Pinson - 1997; and Charles H. Walls - 1997


   2. The amendment and restatement of the Company's Stock Option Plan. The results of the vote with respect to such proposal were as follows:

                            Votes For     Votes Against      Abstentions
                           -----------   ---------------    -------------
Amendment and Restatement
 of Stock Option Plan       14,576,453      1,290,654          85,747



ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

            No.         Description
            11.1        Statement Regarding Computation of Per Share Earnings

            27.1        Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PRE-PAID LEGAL SERVICES, INC.



Date: August 6, 1996                      /s/ Harland C. Stonecipher
                                          -----------------------------------
                                          Harland C. Stonecipher, Chairman



Date: August 6, 1996                      /s/ Randy Harp
                                          -----------------------------------
                                          Randy Harp, Chief Financial Officer
                                          (Principal Financial Officer)



Date: August 6, 1996                      /s/ Kathy Pinson
                                          -----------------------------------
                                          Kathy Pinson, Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


  No.                            Description
- --------    ------------------------------------------------------

 11.1       Statement Regarding Computation of Per Share Earnings

 27.1       Financial Data Schedule