Form 10-Q
period 1996-09-30
PRE PAID LEGAL SERVICES INC
filed 1996-10-29
CIK 311657

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

        ______________________________________________________________


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X       No ____

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1996:

            Common Stock           $.01 par value            21,577,361

                        PART I. FINANCIAL INFORMATION



                         ITEM 1. FINANCIAL STATEMENTS

                        PRE-PAID LEGAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS
                    (Amounts in 000's, except par values)


                                    ASSETS
                                                           September   December
                                                           30, 1996     31, 1995
                                                           --------     --------

                                                          (Unaudited)
Current assets:
  Cash..................................................   $ 15,129    $ 14,489
  Held-to-maturity short-term investments...............        500         500
  Accrued contract income...............................      1,286       1,038
  Commission advances - current portion.................      8,157       3,923
                                                           --------    --------
   Total current assets.................................     25,072      19,950
                                                           --------    --------
  Held-to-maturity investments..........................      1,176         500
  Investments pledged...................................      2,772       2,766
  Commission advances...................................     18,318       8,548
  Property and equipment, net...........................      2,258       2,202
  Other.................................................      2,017       1,663
                                                           --------    --------
    Total assets........................................   $ 51,613    $ 35,629
                                                           =========   ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Contract benefits.....................................   $  1,832    $  1,547
  Accounts payable and accrued expenses.................        611         646
  Contingency reserves on trust preparation services....         -          130
                                                           --------    --------
   Total current liabilities............................      2,443       2,323
Deferred income taxes...................................      8,404       3,566
                                                           --------    --------
    Total liabilities...................................     10,847       5,889
                                                           --------    --------
Stockholders' equity:
  Preferred stock, $1 par value; authorized 400 shares;
   issued and outstanding
   as follows:
    $3.00 Cumulative Convertible Preferred Stock,
     authorized 5 shares; 5 shares outstanding;
     liquidation value of $84 ..........................          5           5
  Special preferred stock, $1 par value; authorized 500
   shares, issued and outstanding in one series
   designated as follows:
    $1.00 Non-Cumulative Special Preferred Stock, 38 and
     45 shares authorized, issued and outstanding at
     September 30, 1996 and December 31, 1995,
     respectively; liquidation value of $501 and $602 at
     September 30, 1996 and December 31, 1995,
     respectively.......................................         38          45
  Common stock, $.01 par value; 100,000 shares
   authorized; 22,323 and 21,513 issued at September 30,
   1996 and December 31, 1995, respectively.............        223         215
  Capital in excess of par value........................     39,809      37,757
  Retained earnings (deficit)...........................      2,868      (6,105)
  Less: Treasury stock at cost; 747 shares..............     (2,177)     (2,177)
                                                           --------    --------
   Total stockholders' equity...........................     40,766      29,740
                                                           --------    --------
    Total liabilities and stockholders' equity..........   $ 51,613    $ 35,629
                                                           ========    ========

  The accompanying notes are an integral part of these financial statements.

                        PRE-PAID LEGAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in 000's, except per share amounts)
                                 (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                            1996        1995
                                                           --------   --------
 Revenues:
  Contract premiums.....................................   $ 35,941    $ 21,953
  Associate services....................................      4,246       2,166
  Interest income.......................................        960       1,028
  Other.................................................      1,763       1,039
                                                           --------    --------
                                                             42,910      26,186
                                                           --------    --------
Costs and expenses:
  Contract benefits.....................................     12,459       7,446
  Commissions...........................................      8,104       5,458
  General and administrative............................      4,501       2,977
  Associate services and direct marketing expenses......      3,354       1,974
  Depreciation..........................................        394         353
  Premium taxes.........................................        276         171
                                                           --------    --------
                                                             29,088      18,379
                                                           --------    --------

Income before income taxes..............................     13,822       7,807
Provision for income taxes..............................      4,838       2,654
                                                           --------    --------
Net income..............................................      8,984       5,153
Less dividends on preferred shares......................         11         121
                                                           --------    --------
Net income applicable to common shares..................   $  8,973    $  5,032
                                                           ========    ========


Earnings per common and common equivalent share.........   $    .40    $    .25
                                                           ========    ========

Earnings per common share - assuming full dilution......   $    .40    $    .24
                                                           ========    ========






  The accompanying notes are an integral part of these financial statements.

                        PRE-PAID LEGAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in 000's, except per share amounts)
                                 (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                           --------------------
                                                             1996        1995
                                                           ---------   --------
 Revenues:
  Contract premiums.....................................   $ 13,376    $  8,086
  Associate services....................................      1,392         957
  Interest income.......................................        363         348
  Other.................................................        629         349
                                                           --------    --------
                                                             15,760       9,740
                                                           --------    --------
Costs and expenses:
  Contract benefits.....................................      4,621       2,836
  Commissions...........................................      3,063       1,872
  General and administrative............................      1,703       1,120
  Associate services and direct marketing expenses......      1,132         784
  Depreciation..........................................        128         122
  Premium taxes.........................................        107          62
                                                           --------    --------
                                                             10,754       6,796
                                                           --------    --------

Income before income taxes..............................      5,006       2,944
Provision for income taxes..............................      1,752       1,001
                                                           --------    --------
Net income..............................................      3,254       1,943
Less dividends on preferred shares......................          3           3
                                                           --------    --------
Net income applicable to common shares..................   $  3,251    $  1,940
                                                           ========    ========

Earnings per common and common equivalent share.........   $    .15    $    .09
                                                           ========    ========

Earnings per common share - assuming full dilution......   $    .15    $    .09
                                                           ========    ========





  The accompanying notes are an integral part of these financial statements.

                        PRE-PAID LEGAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in 000's)
                                 (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1996        1995
                                                           ---------   --------
Cash flows from operating activities:
Net income..............................................   $  8,984    $  5,153
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization........................        394         353
   Provision for deferred income taxes..................      4,838       2,654
   Provision for associate stock options................        318           -
   Increase in accrued contract income..................       (248)       (283)
   Increase in commission advances......................    (14,004)     (6,552)
   Increase in other assets.............................       (354)       (619)
   Increase in contract benefits........................        285          83
   Decrease in accounts payable and accrued expenses and
      contingency reserves..............................       (165)       (258)
                                                           --------    --------
    Net cash provided by operating activities...........         48         531
                                                           --------    --------

Cash flows from investing activities:
  Additions to property and equipment...................       (450)       (440)
  Purchases of investments..............................     (1,082)     (5,978)
  Maturities of investments.............................        400       1,403
                                                           --------    --------
    Net cash used in investing activities...............     (1,132)     (5,015)
                                                           --------    --------
Cash flows from financing activities:
  Proceeds from sale of common and preferred stock......      1,735       6,586
  Dividends paid on preferred stock.....................        (11)       (121)
                                                           --------    --------
    Net cash provided by financing activities...........      1,724       6,465
                                                           ========    ========

Net increase in cash and unpledged cash equivalents.....        640       1,981
Cash and cash equivalents at beginning of period........     14,489       9,512
                                                           --------    --------
Cash and cash equivalents at end of period..............   $ 15,129    $ 11,493
                                                           ========    ========

Supplemental disclosure of cash flow information:
  Cash paid for interest................................   $      1    $      9
                                                           ========    ========
  Cash paid for taxes...................................   $      -    $     18
                                                           ========    ========






  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The consolidated balance sheet as of September 30, 1996, the related statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 are unaudited; in the opinion of management, they include all adjustments necessary for a fair presentation of such financial statements.

         These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Company's financial statements and notes included in the 1995 annual report on Form 10-KSB. Certain reclassifications have been made to conform to current year presentation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1996 COMPARED TO FIRST NINE MONTHS OF 1995

         The Company reported net income applicable to common shares of $9.0 million, or $.40 per share, assuming full dilution, for the nine months ended September 30, 1996 compared to $5.0 million, or $.24 per share, for the comparable period of 1995. As a percentage of total revenues, net income applicable to common shares was 21% in the nine months ended September 30, 1996, up from 19% in the comparable period of 1995. The increase in the net income for the 1996 period is attributable to increases in all revenue categories except interest income during the nine period of 1996 as compared to the same period of 1995.

         Revenues rose 64% to $42.9 million from $26.2 million for the prior year's comparable period. Income before income taxes for the first nine months of 1996 increased 77% to $13.8 million, or 32% of revenues, from $7.8 million, or 30% of revenues for the comparable period of 1995. Other income increased from $1.0 million to $1.8 million primarily from higher membership enrollment fees.

         Contract premiums totaled $35.9 million during the first nine months of 1995 compared to $22.0 million for the same period of 1995, an increase of 63%. The increase in Contract premiums was primarily the result of increased new Contract sales resulting in a higher number of active Contracts in force. New Contract sales during the first nine months of 1996 were 142,429 compared to 75,469 during the 1995 period, an increase of 89%. At September 30, 1996, there were 273,211 active Contracts in force compared to 186,669 at September 30, 1995, an increase of 46%. Contract premiums and their impact on total revenues in any period are determined directly by the number of active Contracts in force during any such period. The active Contracts in force are determined by both the number of new membership Contracts sold in any period together with the persistency, or renewal rate, of existing Contracts. The Company's overall Contract persistency rate varies based on, among other factors, the relative age of total Contracts in force. From 1981 through the year ended December 31, 1995, the Company's annual Contract persistency rates, using the foregoing method, have averaged approximately 76%.

         Associate services revenue increased from $2.2 million for the first nine months of 1995 to $4.2 million during the same period of 1996 as a result of higher new associate enrollments. New associates enrolled during the first nine months of 1996 were 54,228 compared to 33,916 for the same period of 1995, an increase of 60%. Future revenues from associate services will depend primarily on the number of new associates enrolled, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of providing associate services and other direct marketing expenses.

         Interest income decreased 7% to $960,000 during the nine months ended September 30, 1996 from $1.0 million for the comparable period of 1995 as a result of interest accrued in the 1995 period of $187,000 pertaining to previously outstanding notes receivable. Interest income would have otherwise increased as a result of increases in the average investments outstanding and higher interest rates on investments. At September 30, 1996 the Company had $19.6 million in cash and investments compared to $18.3 million at September 30, 1995.

         Contract benefits totaled $12.5 million for the first nine months of 1996 compared to $7.4 million for the same period of 1995, an increase of 67%. However, the loss ratio for the 1996 period of 35% was approximately the same as the 34% for the comparable period of 1995 and should remain near 35% as the portion of active Contracts which provide for a capitated benefit continues to increase.

         Commissions were $8.1 million for the first nine months of 1996 compared to $5.5 million for the same period of 1995, but decreased, as a percentage of Contract premiums, from 25% to 23%. Commission expense, as a percentage of Contract premiums, should remain at or near 25% or less of Contract premiums in future years as a result of changes in the commission structure for Contracts sold after March 1, 1995.

         General and administrative expenses during the 1996 and 1995 nine month periods were $4.5 million and $3.0 million, respectively, and represented 13% and 14% of Contract premiums for such periods. These expenses are expected to continue to decrease when expressed as a percentage of Contract premiums as a result of certain economies of scale pertaining to the Company's operations.

         Associate services and direct marketing costs increased to $3.4 million for the first nine months of 1996 from $2.0 million for the same period of 1995 but were generally consistent as a percent of total revenues (8% for each year) and include the costs of providing associate services and marketing costs other than commissions which are directly associated with new Contract sales.

         Due to property and equipment additions during the latter part of 1995 and the first nine months of 1996, depreciation increased from $353,000 during the first nine months of 1995 to $394,000 for the first nine months of 1996.

         The Company's expense ratio for the first nine months of 1996 was 37% compared to 41% for the comparable period of 1995 resulting in a combined loss and expense ratio of 72% for the first nine months of 1996 compared to 75% for the same period of 1995. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         The Company has recorded a provision for income taxes of $4.8 million (35% of pretax income) for the first nine months of 1996 compared to $2.7 million (34% of pretax income) for the same period of 1995. The 1996 and 1995 provision reflect the Company's expectation that it more likely than not will not be able to realize the future tax benefit of its net operating loss carryforwards primarily as a result of tax deductions attributable to expected levels of commissions to be paid on new Contract sales..

         Dividends paid on outstanding preferred stock during the first nine months of 1996 were $11,000 compared to $121,000 during the same period of 1995. This decrease is attributable to the conversion of the outstanding shares of $2.40 Cumulative Convertible Preferred Stock issued during June and July, 1994 in conjunction with a public unit offering. This series of preferred stock automatically converted to common stock pursuant to its terms on February 27, 1995.

THIRD QUARTER OF 1996 COMPARED TO THE THIRD QUARTER OF 1995

         The results of operations in the third quarter of 1996, compared to the third quarter of 1995, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first nine months of 1996 compared to the first nine months of 1995.

         Total revenues increased 62% or approximately $6.1 million to $15.8 million in the third quarter of 1996 compared to $9.7 million in the third quarter of 1995, primarily as a result of increase in Contract premiums The Contract premium increase of approximately 65% primarily resulted from an increase in the average number of active Contracts during the third quarter of 1996 compared to the similar period of 1995.

         Contract benefits totaled $4.6 million in the 1996 third quarter compared to $2.8 million in the 1995 third quarter and resulted in a loss ratio of 35% for both periods. The Company's expense ratio for the third quarter of 1996 was 37% compared to 39% for the 1995 third quarter resulting in a combined loss and expense ratio of 72% for the third quarter of 1996 compared to 74% for the same period of 1995.

         The above factors resulted in a 1996 third quarter net income applicable to common shares of $3.3 million, or $.15 per share assuming full dilution, compared to $1.9 million, or $.09 per share, for the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated net cash provided by operating activities was $48,000 for the first nine months of 1996 compared to $531,000 for the 1995 period. The decrease of $483,000 in cash provided by operations during the first nine months of 1996 compared to the same period of 1995 resulted primarily from commission advances related to the increase in new membership enrollments.

         The Company had consolidated working capital of $22.6 million at September 30, 1996, an increase of $5.0 million compared to consolidated working capital of $17.6 million at December 31, 1995 and an increase of $3.7 million compared to September 30, 1995 working capital of $18.9 million.

         The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July, 1997. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's Contracts that have been in existence for 18 months or more. At September 30, 1996, the borrowing base was $5.0 million. Under the agreement, the interest rate, at the option of the Company, is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1997. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement.

         The Company advances significant commissions at the time a Contract is sold. During the nine months ended September 30, 1996 the Company advanced commissions of $19.7 million on new membership sales compared to $10.5 million for the same period of 1995. Since approximately 92% of Contract premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Contract is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Contract until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $5.2 million and $3.9 million for the nine month periods ended September 30, 1996 and 1995, respectively. The Company has recorded an allowance of $3.1 million to provide for estimated uncollectible balances which includes an increase in the allowance of $475,000 during the nine months ended September 30, 1996.

         The Company believes that it has significant ability to finance expected future growth in Contract sales based on its existing amount of cash and cash equivalents at September 30, 1996 ($15.1 million) and the unused revolving credit agreement availability of $5.0 million.

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

PART II - OTHER INFORMATION


ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

          No.           Description
          ---           -----------

          3.1          Amended and Restated Bylaws of the Company

         11.1          Statement Regarding Computation of Per Share Earnings

         27.1          Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PRE-PAID LEGAL SERVICES, INC.



Date: October 28, 1996                      /s/ HARLAND C. STONECIPHER
                                            Harland C. Stonecipher, Chairman



Date: October 28, 1996                      /S/ RANDY HARP
                                            Randy Harp, Chief Financial Officer
                                            (Principal Financial Officer)



Date: October 28, 1996                      /S/ KATHY PINSON
                                            Kathy Pinson, Controller
                                            (Principal Accounting Officer)

                                EXHIBIT INDEX


  No.                      Description
--------    ------------------------------------------

  3.1       Amended and Restated Bylaws of the Company
 11.1       Statement Regarding Computation of Per Share Earnings
 27.1       Financial Data Schedule