Form 10-K
period 1996-12-31
PRE PAID LEGAL SERVICES INC
filed 1997-03-31
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 1-9293
         --------------------------------------------------------------

                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)
                    Oklahoma                                     73-1016728
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                  321 East Main
                  Ada, Oklahoma                                      74820
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number including area code:  (405) 436-1234

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                      Name of each exchange on
          Title of each class                             which registered
          -------------------                             ----------------
        Common Stock, $0.01 Par Value                 American Stock Exchange

Securities registered under Section 12 (g) of the Exchange Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of the filing: As of March 20, 1997 - $328,167,721.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 20, 1997 there were 21,864,585 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Company's definitive proxy statement for its 1997 meeting of shareholders are incorporated into Part III of this Form 10-K by reference.

                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the year ended December 31, 1996


                                TABLE OF CONTENTS
PART I.
-------

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

ITEM 2.       DESCRIPTION OF PROPERTY

ITEM 3.       LEGAL PROCEEDINGS

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS


PART II.
--------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS

ITEM 6.       SELECTED FINANCIAL DATA

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              General
              Results of Operations:
                  1996 compared to 1995
                  1995 compared to 1994
              Liquidity and Capital Resources

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE


PART III.     **
---------     --

PART IV.
--------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K

SIGNATURES




**  Information  required  by Part III is  incorporated  by  reference  from the
Company's   definitive   proxy   statement  for  its  1997  annual   meeting  of
shareholders.

                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                     PART I.

ITEM 1.      DESCRIPTION OF BUSINESS
------------------------------------

General

         Pre-Paid Legal Services, Inc. (the "Company") was one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. The Company's predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, the Company was formed and acquired its predecessor in a stock exchange. The Company began offering memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 the Company implemented a legal expense benefit which provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. The Company's legal expense plans (referred to as "Contracts") currently provide for or reimburse a portion of the legal fees associated with a variety of legal services in a manner similar to medical reimbursement plans. At December 31, 1996, the Company had 294,151 Contracts in force with members in all 50 states, and the District of Columbia. Approximately 93% of such Contracts were in 24 states.

Industry Overview

         Legal service plans, while used in Europe for many years, were first developed in the United States in the late 1960s. Since that time, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. According to estimates developed by the National Resource Center for Consumers of Legal Services ("NRC"), there were 126 million Americans entitled to service through at least one legal service plan in 1996, compared to 4 million in 1981, 15 million in 1985, 58 million in 1990 and 88.5 million in 1995. The legal service plan industry continues to evolve and market acceptance of legal service plans, as indicated by the recent growth in the number of individuals covered by plans, is increasing.

         Legal service plans are offered through various organizations and marketing methods and contain a wide variety of benefits. The types of plans offered include "free" plans which generally provide limited benefits on an automatic enrollment basis without any direct cost to the individual user. Free plans include those sponsored by labor unions, the American Association of Retired Persons, the National Education Association and military services and, according to NRC estimates, accounted for approximately 52% of covered persons in 1996. The NRC estimates that an additional 29% are covered by employee assistance plans which are also automatic enrollment plans without direct cost to participants designed to provide limited telephonic access to attorneys for members of employee groups. Employer paid plans pursuant to which more comprehensive benefits are offered by the employer as a fringe benefit are estimated by the NRC to account for approximately 6% of covered persons in 1996.

         According to the NRC, the remaining covered persons in 1996 were covered by individual enrollment plans, other employment based plans, including voluntary payroll deduction plans, and miscellaneous plans. These plans were estimated by the NRC to account for approximately 13% of the market in 1996 and represent the market segment in which the Company primarily competes. According to the NRC, these plans typically have more comprehensive benefits, higher utilization, involve higher costs to participants, and are offered on an individual enrollment or voluntary basis.

         The NRC estimates that approximately 77% of the total U.S. work force was not covered by a legal service plan in 1996. Of the 23% of the work force covered by legal service plans, only 4% was estimated by the NRC to be covered by plans having benefits comparable to those provided by the Company's Contracts. Accordingly, the Company believes that significant opportunities exist for successful marketing of the Company's Contracts to employee groups and other individual consumers.


Description of Contracts

         Legal  services  have been  offered by the  Company  under two types of
Contracts: closed panel and open panel. Since 1987, substantially all of the Contracts sold by the Company have been closed panel Contracts which allow members to access legal services through a network of independent attorneys ("provider attorneys") under contract with the Company. Provider attorneys are paid a fixed fee on a per capita basis to render services to plan members residing within the state in which the provider attorney is licensed to practice. Because the fixed fee payments by the Company to provider attorneys in connection with closed panel plans do not vary based on the type and amount of benefits utilized by the member, the closed panel plans provide significant advantages to the Company in managing claims risk. At December 31, 1996, closed panel Contracts comprised approximately 88% of the Company's active Contracts. Prior to 1987, the Company sold primarily open panel Contracts which allow members to locate their own attorney to provide legal services available under the Contract with the member's attorney being reimbursed for services rendered based on usual, reasonable and customary fees.

         The family legal plan currently marketed by the Company consists of four basic benefits which provide coverage for a broad range of preventive and litigation-related legal expenses. The family plan accounted for approximately 92% of the outstanding Contracts at December 31, 1996. In addition to the family plan, the Company markets other specialized legal services products specifically related to employment in certain professions. The Commercial Driver Legal Plan, developed in 1986, is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider attorney and provides legal services associated with administrative hearings. The School Teachers Legal Plan, developed in 1993 and marketed to school employees, also provides legal services associated with administrative hearings. The Small Business Owners plan was developed during 1995 and marketed in selected geographical areas. This plan provides business oriented legal service benefits for small businesses with 15 or fewer employees and $250,000 or less in net income per year. Also developed during 1995 in conjunction with a regional CPA firm and test marketed to sales associates is the Tax and Financial Services plan. This plan has a minimum one year enrollment and provides unlimited toll free consultation and annual tax return preparation for both the State and Federal income tax returns.

         In several states, the Company's plans are available in the Spanish language. For the Spanish language plans, the provider law firms have bilingual staff and attorney resources and the Company has bilingual staff for both customer service and marketing service functions. The Company will continue to evaluate making its plans available in additional languages in markets where demand for such a product is expected to be sufficient to justify this additional cost.

         In exchange for a fixed monthly, semi-annual or annual payment, members are entitled to specified legal services. Each Contract is guaranteed renewable, except in the case of fraud or nonpayment of Contract fees. Contracts are automatically renewed at the end of each membership period unless the member cancels prior to the renewal date or fails to make payment on a timely basis.

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

         In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the membership incrementing 5 additional hours each membership year to the maximum limit of 35 hours in the fifth membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth membership year. The Company has experienced increased sales of this option during the last three years.

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

         With pre-trial benefits limited to 2.5 hours to 4.5 hours based on the membership year under Title III (without the pre-trial option described) and 3.5 hours under Title IV, these Titles do not ensure complete pre-trial coverage. In order to receive additional Title III or IV benefits, a matter must actually proceed to trial. The costs of pre-trial preparation that exceed the benefits under the Contract are the responsibility of the member. Provider attorneys under the closed panel Contract have agreed to provide to members any legal service beyond those stipulated in the Contract at a 25% discount from the provider's customary and usual rate.

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

         Commercial Driver's Legal Plan
         The Commercial Driver's Legal Plan provides coverage on a closed panel plan basis for persons who drive a commercial vehicle. The Company has members covered under the Commercial Driver's Legal Plan in 45 states. The Commercial Driver's Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years ended December 31, 1996, 1995 and 1994, this plan accounted for approximately 3.5%, 4.7% and 7.8%, respectively, of Contract premiums. The Plan is available at the monthly rate of $35.95 or at a group rate of $32.95. Benefits include Title II, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations, bail and arrest bonds, and services for family vehicles.

         Law Officers Legal Plan
         The Law Officers Legal Plan was designed in 1991 to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly rate of $16.00 or at a group rate of $14.95. The Company has members covered under the Law Officers Legal Plan in 16 states. The Law Officers Legal Plan offers the basic plan benefits of Titles I, III, IV and V. Title II is available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider attorney in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings is also available to members as a schedule of benefits which increases with each membership year. The schedule of benefits is similar to that offered under Title III, Trial Defense. During the years ended December 31, 1996, 1995 and 1994, the Law Officers Legal Plan accounted for approximately 2.4%, 3.4% and 3.9%, respectively, of the Company's Contract premiums.

Provider Attorneys

         The Company currently markets Contracts primarily on a closed panel basis. Closed panel Contracts allow members to access legal services through a network of independent attorneys under contract with the Company generally referred to as "provider attorneys." Provider attorneys are paid a fixed fee on a per capita basis to render services to plan members residing within the state in which the provider attorney is licensed to practice. Because the fixed fee payments by the Company to provider attorneys in connection with closed panel Contracts do not vary based on the type and amount of benefits utilized by the member, the closed panel Contracts provide significant advantages to the Company in managing claims risk. Prior to 1987, the Company sold Contracts on an open panel basis. Open panel Contracts allow members to locate their own attorney to provide legal services available under the membership. Members' attorneys are reimbursed for services rendered according to a payment schedule commonly termed "usual, reasonable, and customary" relevant to the average cost of legal services in their area. At December 31, 1996, closed panel Contracts comprised approximately 88% of the Company's active memberships while open panel Contracts accounted for the remainder.

         Provider attorney firms are selected to serve closed panel plan members based on a number of factors, including recommendations from provider attorneys and other attorneys in the area in which the candidate provider attorney is located and in neighboring states, investigation by the Company of bar association standing and client references, evaluation of the education, experience and areas of practice of attorneys within the firm, on-site evaluations by Company management, and interviews with attorneys in the firm who would be responsible for providing services. Each member of the provider attorney firm rendering services must have at least two years of experience as an attorney, unless the Company waives this requirement due to special circumstances such as instances when the attorney demonstrates significant legal experience acquired in an academic, judicial or similar capacity other than as an attorney.

         Agreements with provider attorney firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice,
(b) permit the Company to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a specified minimum amount of malpractice insurance, (d) preclude the Company from interference with the attorney-client relationship, and (e) provide for periodic review of services provided. The Company is precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, the Company enrolls a group of 500 or more members, or when the agreement is terminated by either party. Provider attorneys are precluded from contracting with other prepaid legal service companies without Company approval. Provider attorneys receive a fixed monthly payment for each closed plan member in the service area and are responsible for providing the Contract benefits without additional remuneration. If a closed panel Contract provider attorney delivers legal services to an open panel member, the attorney is reimbursed for services rendered according to the open panel membership Contract.

         The Company has had occasional disputes with provider attorneys, some of which have resulted in litigation. Nonetheless, the Company believes that its relations with provider attorneys are generally good. At the end of 1996, the Company had 30 provider attorney firms compared to 27 provider attorney firms at the end of 1995 and 23 at the end of 1994. During the last three years, the Company's relationships with an average of three provider attorney firms annually were terminated by the Company or the provider attorney firm for reasons other than the lack of a sufficient number of members in the geographic area to support the use of the provider attorney firm.

         The Company's agreements with provider attorney firms require the provider attorney firms to indemnify the Company against liabilities resulting from legal services rendered by the provider attorney firm.

Marketing

         Multi-Level Marketing
         The Company markets Contracts through a multi-level marketing program which encourages individuals to sell Contracts and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Contract is sold and are not based solely on recruitment. When a Contract is sold, commissions are paid to the associate making the sale, and to other associates (often as many as nine others) who are in the line of associates who directly or indirectly recruited the selling associate. Each sales associate is responsible for monitoring the progress and sales practices of the associates recruited by him or her. The Company provides training materials, organizes area training meetings and designates personnel at the home office specially trained to answer questions and inquiries from associates.

         Multi-level marketing is primarily used for product marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective purchasers of the product and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Contracts with individuals or families sold by the multi-level sales force constituted 76% of the Company's Contracts in force at December 31, 1996, compared to 78% and 75% at December 31, 1995 and 1994, respectively. Although other means of payment are available, approximately 59% of premiums on Contracts purchased by individuals or families are paid on a monthly basis by means of automatic bank draft.

         The Company's marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit its sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what the Company perceives to be a growing interest among employers in the value of providing legal service plans to their employees. Contracts in force at December 31, 1996 sold through employee groups constituted approximately 24% of total Contracts in force compared to 22% and 25% at December 31, 1995, and 1994, respectively. The majority of employee group Contracts are sold to school systems, governmental entities and businesses. No group accounted for more than 10% of the Company's consolidated revenues from Contracts during 1996, 1995 or 1994.

         Sales associates under the Company's multi-level marketing system are generally engaged as independent contractors and are provided with training guides and are given the opportunity to participate in Company training programs. Sales associates are required to complete a specified training program prior to marketing the Company's Contracts to employee groups. All advertising and solicitation materials used by sales associates must be approved by the Company prior to use. A substantial number of the Company's sales associates market the Company's Contracts on a part-time basis only. At December 31, 1996, the Company had 110,350 "active" sales associates compared to 78,281 "active" sales associates at December 31, 1995. A sales associate is considered to be "active" if he or she has originated at least three new Contracts per quarter or if he or she retains a personal Contract. During 1996, the Company had 32,290 sales associates who sold at least one Contract, of which 24,715 (77%) made first time sales, compared to 21,116 and 7,048 sales associates producing at least one Contract sale in 1995 and 1994, respectively, of which 18,313 (87%) and 5,089 (72%), respectively, made first time sales.

         The Company derives revenues from services provided to its multi-level marketing sales force, principally from a one-time enrollment fee of approximately $65 ($49 prior to February 1, 1996 and $55 prior to July 1, 1996) from each new sales associate and the sale of marketing supplies and promotional materials to associates. Effective January 4, 1997, the Company implemented a training program which allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this program pay a one-time fee of $249 instead of the $65 fee. The increased fee covers the additional training and materials used in the training program. Amounts collected from sales associates are intended primarily to offset the Company's direct and indirect costs incurred in recruiting, monitoring and providing materials to sales associates and are not intended to generate material profits from such activities.

         During July, 1996 the Company promoted 14 of its top producers to the position of Regional Vice President ("RVP"). Each RVP is responsible for associate activity in a given geographic region and has the ability to appoint Area Coordinators within the RVP's region. This RVP and Area Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and the Company. New products and initiatives, such as the Company's recently implemented training program will be channeled through the RVPs.

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

Quality Control

         The Company systematically monitors the services provided by provider attorneys to members through periodic member surveys and review of member complaints. Additionally, the majority of members are represented by provider attorneys who are connected via high speed digital links to the Company's management information systems, providing additional real time monitoring capability. Problems discovered in connection with member surveys or complaints are evaluated to determine remedial actions which the Company might recommend to provider attorneys and in the most extreme cases may result in the termination of a provider attorney. The Company meets with provider attorneys frequently to encourage dialogue and information sharing relating to the timely and effective delivery of services to members and requires provider attorneys to provide various reports to the Company to enable the Company to monitor Contract usage.

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

Competition

         The Company competes in a variety of market segments in the prepaid legal services industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. An estimated 50% of the total estimated market in the segments in which the Company competes is served by a large number of small companies with regional areas of emphasis. The remaining 50% of such market is served primarily by the Company and five other principal competitors: Hyatt Legal Services, Midwest Legal Services, LawPhone, National Legal Plan and Montgomery Ward's Signature Group.

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

         As of December 31, 1996, the Company or one of its subsidiaries was marketing new Contracts in 34 states which require no special licensing or regulatory compliance. The Company's subsidiaries serve as operating companies in 11 states which regulate Contracts as insurance or specialized legal expense products. The most significant of these wholly-owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. Of Florida ("PPLSIF"). Of the Company's total Contracts in force as of December 31, 1996, 34% were written in jurisdictions which subject the Company or one of its subsidiaries to insurance or specialized legal expense regulation.

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

Employees

         At December 31, 1996, the Company and its subsidiaries employed 142 individuals on a full-time basis, exclusive of independent agents and sales associates. None of the Company's employees are represented by a union. Management considers its employee relations to be good.


ITEM 2.      DESCRIPTION OF PROPERTY
------------------------------------

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

ITEM 3.      LEGAL PROCEEDINGS
------------------------------

         The Company is a named defendant in certain lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

         At March 20, 1997, there were approximately 6,100 holders of record (including brokerage firms and other nominees) of the Company's Common Stock. The Common Stock is listed on the American Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, as reported by the American Stock Exchange.
                                                               High       Low
1997:
  1st Quarter (through March 20).......................     $ 18.63    $ 15.75

1996:
  4th Quarter..........................................     $ 18.38    $ 10.88
  3rd Quarter..........................................       19.38      10.00
  2nd Quarter..........................................       23.13      13.88
  1st Quarter..........................................       15.25       9.13

1995:
  4th Quarter..........................................     $ 10.88    $  6.75
  3rd Quarter..........................................        8.88       5.56
  2nd Quarter..........................................        7.06       3.19
  1st Quarter..........................................        3.69       1.69

         The Company has never declared a cash dividend on its Common Stock. For the foreseeable future, it is anticipated that any earnings which may be generated from the operations of the Company will be used to finance the Company's growth and that cash dividends will not be paid to holders of the Common Stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner. At December 31, 1996, PPLCI did not have funds available for payment of dividends without the prior approval of the Oklahoma Insurance Commissioner. Additionally, the Company is restricted pursuant to a bank credit agreement from paying any dividends on its common stock as long as any debt remains outstanding pursuant to such agreement. To date, the Company has not borrowed under the bank credit agreement.

Recent Sales of Unregistered Securities
         Between January 19, 1996 and December 19, 1996, the Company issued to current non-employee directors, in connection with the attendance of such persons at meetings of the Board of Directors of the Company, a total of 51,500 shares of Common Stock upon exercise of outstanding warrants to purchase Common Stock at a weighted average exercise price of $1.35 per share.

         Between March 12, 1996 and December 18, 1996, the Company issued to Roger T. Staubach and his assigns a total of 243,281 shares of Common Stock upon exercise of outstanding warrants to purchase Common Stock at an exercise price of $.50 per share. Such warrants were issued by the Company during 1993 in connection with a marketing services agreement entered into between the Company and Mr. Staubach.

         Between December 10, 1996 and December 12, 1996, the Company issued to a sales associate of the Company a total of 2,500 shares of Common Stock upon exercise of outstanding warrants to purchase Common Stock at an exercise price of $8.25 per share in connection with the achievement of certain sales levels within the Company.

         Such shares of Common Stock were issued without registration under the Securities Act of 1933 in reliance on the exemption under Section 4(2) thereof.

ITEM 6.      SELECTED FINANCIAL DATA
------------------------------------

         The following table sets forth selected historical financial and statistical data for the Company as of the dates and for the periods indicated. This information is not necessarily indicative of the Company's future performance. The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                             Year Ended December 31,
                                             -------------------------------------------------------------------
                                                 1996          1995          1994          1993          1992
                                             -----------   -----------   -----------   -----------   -----------
Income Statement Data:                       (In thousands, except ratio, per share and Contract amounts)
 Revenues:
   Contract premiums .....................   $  50,582     $  31,290     $  22,852     $  19,182     $  19,026
   Associate services ....................       5,646         3,183           912           462            41
   Interest income .......................       1,302         1,308           466           195           292
   Other .................................       2,416         1,352           379           329           298
                                             ---------     ---------     ---------     ---------     ---------
    Total revenues .......................      59,946        37,133        24,609        20,168        19,657
                                             =========     =========     =========     =========     =========
  Costs and expenses:
   Contract benefits .....................      17,609        10,574         7,990         7,480         7,011
   Commissions ...........................      11,476         7,708         6,788         6,117         3,629
   General and administrative expenses ...       6,201         4,305         3,940         3,530         3,674
   Associate services and direct marketing       4,544         2,573         1,539         1,139           772
   Depreciation ..........................         533           477           410           538           573
   Interest ..............................          26            10           320           518           792
   Other expenses ........................         372           242           226           709           218
                                             ---------     ---------     ---------     ---------     ---------
    Total costs and expenses .............      40,761        25,889        21,213        20,031        16,669
                                             ---------     ---------     ---------     ---------     ---------
  Income before income taxes .............      19,185        11,244         3,396           137         2,988
  Provision (benefit) for income taxes ...       6,715         3,932          (319)           29            47
                                             ---------     ---------     ---------     ---------     ---------
  Net income .............................      12,470         7,312         3,715           108         2,941
  Less dividends on preferred shares .....          15           125           465            15            15
                                             ---------     ---------     ---------     ---------     ---------
  Net income applicable to common shares .   $  12,455     $   7,187     $   3,250     $      93     $   2,926
                                             =========     =========     =========     =========     =========
  Net income per common and common .......   $     .56     $     .35     $     .26     $     .01     $     .23
  equivalent share
  Net income per common share - assuming
  full dilution ..........................         .56           .34           .24           .01           .22
  Weighted average number of common ......      22,398        21,778        15,772        12,643        13,806
  shares outstanding(1)
Contract Benefit Cost and Statistical
  Data:
  Loss ratio(2) ..........................        34.8%         34.1%         35.0%         39.0%         36.8%
  Expense ratio(2) .......................        45.8%         45.3%         55.9%         64.1%         50.4%
  Combined loss and expense ratio ........        80.6%         79.4%         90.9%        103.1%         87.2%
  New Contracts sold .....................     194,483       109,922        45,893        34,294        14,439
  Period end Contracts in force ..........     294,151       203,535       144,438       133,121       123,123
Cash Flow Data:
  Net cash provided by operating .........   $     942     $     624     $   3,040     $   1,100     $   2,437
  activities
  Net cash provided by (used in) .........      (2,549)       (2,192)          254          (611)          320
  investing activities
  Net cash provided by (used in) .........       1,949         6,545         3,802        (1,307)       (2,889)
  financing  activities
Balance Sheet Data:
  Total assets ...........................   $  57,532     $  35,629     $  18,154     $  11,109     $  11,547
  Notes payable, financing transactions
  and subordinated debentures ............           -             -             -         3,837         5,449
  Total liabilities ......................      12,058         5,889         2,347         6,656         7,267
  Stockholders' equity ...................      45,474        29,740        15,807         4,453         4,280

----------
(1) Weighted average shares outstanding gives effect to dilutive effect of outstanding common stock equivalents and other potentially dilutive securities. See Note 1 of Notes to Consolidated Financial Statements of the Company.
(2) The loss ratio represents Contract benefit costs as a percentage of Contract premiums. The expense ratio represents the total of commissions, direct marketing expenses, general and administrative expenses, premium taxes, interest and certain other normal operating expenses as a percentage of Contract premiums. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

General

         Contract Premiums and Contract Benefit Costs
         The Company's principal revenues are derived from Contract premiums, most of which are collected on a monthly basis. Contracts are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Contract premiums or upon written request by the member.

         Contract benefit costs vary depending on the type of Contract. Closed panel plans provide the Contract benefits only through a designated provider attorney with whom the Company has arranged for the services to be provided in a particular geographic area. Provider attorneys receive a fixed monthly payment for each member in their service area and are responsible for providing the Contract benefits without additional remuneration. The fixed cost aspect of closed panel plans provides significant advantages to the Company in managing its claims risk. Under closed panel plans, the Company has the ability to more effectively monitor the quality of legal services provided and, due to the volume of claims that may be directed to particular provider attorney law firms, has potential access to larger, more diversified law firms. At December 31, 1996, approximately 88% of the Company's Contracts were closed panel plans.

         Contract benefit costs relating to open panel Contracts, which constituted approximately 12% of Contracts in force at December 31, 1996, are based on the usual, reasonable and customary fee for providing the required services. Such costs are generally paid on a current basis as most costs are certain in amount and require only limited investigation. The Company maintains a reserve for estimated incurred but not reported open panel Contract benefit costs as well as costs which are in the payment process. These reserves are periodically reviewed by an independent actuary as necessary in conjunction with the preparation and filing of financial statements and other reports with various state insurance regulatory authorities. Underwriting risks associated with the open panel Contracts are managed primarily through contractual benefit limitations and, as a result, underwriting decisions are not necessarily based on individual Contract purchases.

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

         Prior to January 4, 1997, the Company's advanced commissions at the time of sale of all new Contracts. Effective January 4, 1997, the Company implemented a policy whereby the associate receives earned commissions on the first three sales unless the associate has successfully completed the new training program which was implemented at the same time. For all sales beginning with the fourth membership or all sales made by an associate successfully completing the new training program the Company currently advances commissions at the time of sale of a new membership Contract. The amount of cash potentially advanced upon the sale of a new membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to three years commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new membership is ten, the overall initial advance may be paid to more than twenty different individuals, each at a different level within the overall commission structure. This commission advance immediately increases an associate's account with the Company and represents prepaid commissions on active memberships.

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

         The Company's commission advance policy exposes the Company to the risk of uncollectible commission advances particularly for associates who do not receive commissions on a large number of memberships or who experience below average persistency. The Company closely monitors such commission advances to ensure maximum recoverability and maintains a recoverability reserve which at December 31, 1996 and 1995, was $3.4 million and $2.7 million, respectively.

         Associates also receive compensation when associates sponsored by them or other associates that they have sponsored in their organization successfully complete the new training program implemented by the Company January 4, 1997.

         Contract Persistency
         One of the major factors affecting the Company's profitability and cash flow is Contract persistency, which represents the ability of the Company to retain a Contract, and therefore receive premiums, once it has been written. The Company periodically monitors its overall Contract persistency rate, as well as the persistency rates with respect to Contracts sold by individual associates and agents and persistency rates with respect to Contract sales by geographic region and payment method. The Company's Contract persistency rate measures the number of Contracts in force at the end of a year as a percentage of the total of (i) Contracts in force at the beginning of such year, plus (ii) new Contracts sold during such year. From 1981 through the year ended December 31, 1996, the Company's annual Contract persistency rates, using the foregoing method, have averaged approximately 76%. The annual Contract persistency rates were 74.0%, 80.0% and 80.7% for 1996, 1995 and 1994, respectively. The Company's overall Contract persistency rate varies based on, among other factors, the relative age of total Contracts in force. The Company's overall Contract persistency rate could be lower when the Contracts in force include a higher proportion of newer Contracts. The Company has recently experienced significant increases in new Contract sales and, as a result, the percentage of newer Contracts in its total Contracts in force has increased. Unless offset by other factors, this increase could result in a decline in the Company's overall Contract persistency rate as it did during 1996. The Company's financial condition and results of operations may be materially adversely affected if the persistency rates of existing and new Contracts are materially lower than the Company's historical experience.

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

         Cash Flow Considerations Relating to Sales of Contracts
         The Company advances significant commissions at the time a Contract is sold. Since approximately 92% of Contract premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Contract is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Contract until all previous commission advances have been fully recovered. Since the cash advanced at the time of sale of a new membership Contract will be recovered over a three year period, cash flow from operations may be adversely affected depending on the number of new membership Contracts written and the composition of new or existing sales associates producing such Contracts.

         Income Tax Matters-Net Operating Losses
         At December 31, 1996, the Company had net operating loss carryforwards ("NOLs") for Federal regular and alternative minimum tax purposes of approximately $11.9 million and $11.5 million, respectively, expiring in 2012 and 2013, respectively. In addition, the Company had general business and rehabilitation tax credit carryforwards of approximately $325,000 expiring primarily in 1998 to 2001, and an alternative minimum tax credit carryforward of $366,000 which does not expire. A valuation allowance has been established for deferred tax assets representing pre-1996 carryforwards except as related to the AMT Credit carryforward (which is considered to be fully realizable) as the Company does not believe it is more likely than not that the tax benefits of such carryforwards will be realized. The Company generated a tax loss for the year ended December 31, 1996 of $2.8 million. The Company believes it will realize the approximate $1.0 million tax benefits from this tax loss and has appropriately not provided a valuation allowance against this amount. The Company accrued tax expense for 1996 and 1995 at the applicable statutory rates and expects to continue such accrual for 1997 since it does not expect to be able to utilize available tax benefits from its existing carryforwards. However, if the level of tax deductions for commissions is less than expected in 1997 (as a result of new Contract sales being less than expected or for any other reason), the Company may have taxable income. In such case, the Company's tax expense for 1997 would be reduced to reflect any actual or anticipated future utilization of deferred tax benefits through reduction in the current valuation allowance.

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

         Associate Services
         The Company derives revenues from services provided to its marketing sales force, principally from a one-time enrollment fee of approximately $65 ($49 prior to February 1, 1996 and $55 prior to July 1996) from each new sales associate and the sale of marketing supplies and promotional materials to associates on an ongoing basis. Effective January 4, 1997, the Company implemented a training program which allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this program pay a one-time fee of $249 instead of the $65 fee. The increased fee covers the additional training and materials used in the training program. The Company enrolled 69,789 new sales associates during 1996 compared to 50,464 during 1995 and 14,129 during 1994, resulting in significant increases in associate services revenues and costs. The Company's direct costs of providing materials and services to associates are reflected as costs of associate services and direct marketing. Amounts collected from sales associates are intended primarily to offset the Company's direct and indirect costs incurred in recruiting, monitoring and providing materials to sales associates and are not intended to generate material profits from such activities.

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

         Accounting Standards to be Adopted
         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Management has not yet evaluated the effect of this pronouncement on the Company's consolidated financial statements.

         Forward Looking Statements
         All statements in this report concerning the Company other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of December 31, 1996 and other information currently available to management The Company cautions that the Forward- Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Contracts, Contract persistency, regulation and competition risks and the risk relating to the continued active participation of its principal executive officer, Harland C. Stonecipher. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.

Results of Operations

         Comparison of 1996 to 1995
         The Company reported net income applicable to common shares of $12.5 million, or $.56 per common share, for 1996, up 74% from net income applicable to common shares of $7.2 million, or $.35 per common share, for 1995. The increase in the net income applicable to common shares for 1996 is primarily the result of increases in every revenue category except for interest income for 1996 as compared to 1995.

         Contract premiums totaled $50.6 million during 1996 compared to $31.3 million for 1995, an increase of 62%. The increase in Contract premiums was primarily the result of increased new Contract sales resulting in a higher number of active Contracts in force. New Contract sales during 1996 were 194,483 compared to 109,922 during 1995. At December 31, 1996, there were 294,151 active Contracts in force compared to 203,535 at December 31, 1995. Additionally, the average annual premium per Contract has increased from $239 for those Contracts written in 1995 to $244 for Contracts written during 1996, a 2.0% increase, as a result of a higher portion of Contracts written during 1996 including the additional pre-trial hours benefit at an additional cost to the member.

         Associate services revenue increased from $3.2 million for 1995 to $5.6 million during 1996 as a result of higher new associate enrollments and the increase in the fee paid for associate enrollment. New associates enrolled during 1996 were 69,789 compared to 50,464 for 1995, an increase of 38%. Associate services revenue also increased as a result of increases in sales of marketing materials used by the associates in sales presentations of the Company's Contracts. Associate services revenue for 1996 was comprised of $4.1 million in enrollment fees and $1.5 million in sales of marketing materials. Future revenues from associate services will depend primarily on the number of new associates enrolled, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of providing associate services.

         Interest income for 1996 equaled interest income for 1995 of $1.3 million. Included in 1995 interest income was $187,000 for prior years interest pertaining to outstanding notes receivable. Such amounts were previously not considered recoverable but were subsequently collected. Interest income would have otherwise increased as a result of increases in the average investments outstanding and higher interest rates on investments. At December 31, 1996 the Company reported $19.9 million in cash and investments compared to $18.3 million at December 31, 1995.

         Primarily as a result of the increase in Contract premiums, total revenues increased to $59.9 million for 1996 from $37.1 million during 1995, an increase of 61%.

         Contract benefits totaled $17.6 million for 1996 compared to $10.6 million for 1995, an increase of 66%. However, the loss ratio for the 1996 period of 35% was approximately the same as the 34% for the comparable period of 1995 and should remain near 35% as the portion of active Contracts which provide for a capitated benefit continues to increase.

         Commission expense was $11.5 million for 1996 compared to $7.7 million for 1995, and represented 23% and 24% of Contract premiums for 1996 and 1995, respectively. Commission expense, as a percentage of Contract premiums, should remain at or near 25% of Contract premiums in future years.

         General and administrative expenses during 1996 and 1995 were $6.2 million and $4.3 million, respectively, and represented 12% and 14% of Contract premiums for such years. Although the total amount of general and administrative expenses increased approximately $1.9 million during 1996, these expenses, as a percent of Contract premiums, decreased 2%. This trend of gradual increases in the total dollar amount of these expenses but decreases when expressed as a percentage of Contract premiums should continue as a result of certain economies of scale pertaining to the Company's operating leverage.

         Associate services and direct marketing costs increased to $4.5 million for 1996 from $2.6 million for 1995 but were generally consistent as a percent of total revenues, 8% for 1996 and 7% for 1995. These costs include the costs of providing associate services and marketing costs other than commissions, which are directly associated with new Contract sales.

         Due to property and equipment additions during the later part of 1995 and the year ended December 31, 1996, depreciation increased from $477,000 for 1995 to $533,000 for 1996.

         The Company's expense ratio remained at 45% for both 1996 and 1995. These factors resulted in a combined loss and expense ratio of 81% and 80% for 1996 and 1995, respectively.

         Provision for income taxes increased significantly during 1996 to $6.7 million compared to $3.9 million for 1995, but remained at 35% of income before income taxes. The Company has established a valuation allowance for the portion of its deferred tax asset that the Company believes more likely than not will not be realized. The Company believes it is unlikely that it will generate sufficient taxable income to realize the benefits from its pre-1996 NOLs and certain other carryforwards before they expire, primarily as a result of tax deductions attributable to expected levels of commission to be paid on new Contract sales.

         Dividends paid on outstanding preferred stock decreased to $15,000 for 1996 from $125,000 during 1995. This $110,000 decrease is attributable to the automatic conversion of preferred stock to common stock pursuant to its terms during February 1995.

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

         Contract premiums totaled $31.3 million during 1995 compared to $22.9 million for 1994, an increase of 37%. The increase in Contract premiums was primarily the result of increased new Contract sales resulting in a higher number of active Contracts in force. New Contract sales during 1995 were 109,922 compared to 45,893 during 1994. At December 31, 1995, there were 203,535 active Contracts in force compared to 144,438 at December 31, 1994. Additionally, the average annual premium per Contract has increased from $229 for those Contracts written in 1994 to $239 for Contracts written during 1995, a 4.0% increase, as a result of a higher portion of Contracts written during 1995 including the additional pre-trial hours benefit at an additional cost to the member.

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

         Primarily as a result of the increase in Contract premiums, total revenues increased to $37.1 million for 1995 from $24.6 million during 1994, an increase of 51%.

         Contract benefits totaled $10.6 million for 1995 compared to $8.0 million for 1994, an increase of 33%. However, the loss ratio for 1995 decreased to 34% from 35% for 1994.

         Commission expense was $7.7 million for 1995 compared to $6.8 million for 1994, and represented 24% and 30% of Contract premiums for 1995 and 1994, respectively. Commission expense, as a percentage of Contract premiums, declined as a result of changes in the commission structure for Contracts sold after March 1, 1995.

         General and administrative expenses during 1995 and 1994 were $4.3 million and $4.3 million, respectively, and represented 14% and 19% of Contract premiums for such years. Although the total amount of general and administrative expenses increased approximately $55,000 during 1995, these expenses, as a percent of Contract premiums, decreased 5%. This trend of gradual increases in the total dollar amount of these expenses but decreases when expressed as a percentage of Contract premiums should continue as a result of certain economies of scale pertaining to the Company's operating leverage.

         Direct marketing costs increased to $2.6 million for 1995 from $1.5 million for 1994 but were fairly consistent as a percent of Contract premiums and include those costs other than commissions, which are directly associated with new Contract sales.

         The Company's expense ratio decreased from 56% for 1994 to 45% for 1995. These factors resulted in a combined loss and expense ratio of 79% and 91% for 1995 and 1994, respectively.

         Provision for income taxes increased significantly during 1995 to $3.9 million, or 35% of net income before taxes, from a 1994 benefit of $319,000. This $4.2 million change is attributable to the 1994 expense which reflected the benefit of net operating loss carryforwards, general business and rehabilitation tax credit carryforwards and alternative minimum tax credit carryforward. The Company has established a valuation allowance for the portion of its deferred tax asset that the Company does not believe it is more likely than not that the tax benefits from its NOLs and other carryforwards will be realized. The Company believes it is unlikely that it will generate sufficient taxable income to realize these benefits before they expire, primarily as a result of tax deductions attributable to expected levels of commissions to be paid on new Contract sales.

         Dividends paid on outstanding preferred stock decreased to $125,000 for 1995 from $465,000 during 1994. This $340,000 decrease is attributable to the automatic conversion of preferred stock to common stock pursuant to its terms on February 27, 1995.

Liquidity and Capital Resources

         General
         Consolidated net cash provided by operating activities was $942,000, $624,000 and $3.0 million for 1996, 1995 and 1994, respectively. Cash provided by operating activities remained relatively equal when comparing 1996 to 1995 due to the $5.2 million increase in net income, after an increase of $2.8 million in the impact of deferred income taxes, that helped to offset the $8.4 million increase in commission advances. The decrease of $2.4 million from 1995 to 1994 was primarily the result of increases in commission advances of $9.2 million which was partially offset by an increase in net income of $3.6 million and an increase in provision for deferred income taxes of $4.3 million.

         During 1996, the Company had net cash provided by financing activities of $1.9 million as a result of the exercise proceeds of options to purchase common stock. In 1995, the Company had net cash provided by financing activities of $6.7 million as a result of the exercise proceeds of warrants to purchase common stock during May, 1995. The Company used $3.9 million for debt retirement during 1994. However, the cash used to retire debt during 1994 was more than offset by the $8.1 million of proceeds received as a result of new issuances of common and preferred stock primarily from the public offering completed in June, 1994 together with the exercise of other outstanding common stock warrants. Dividends on preferred stock of $465,000 together with the debt retirement, offset by the stock issuance proceeds, resulted in net cash provided by financing activities of $3.8 million for 1994.

         The Company had a consolidated working capital surplus of $23.4 million at December 31, 1996 compared to a consolidated working capital surplus of $17.6 million at December 31, 1995. The $5.8 million increase in working capital during 1996 was primarily the result of the current portion of commission advances of $5.2 million.

         The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July, 1997. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's Contracts that have been in existence for 18 months or more. At December 31, 1996, the borrowing base was approximately $5 million. Under the agreement, the interest rate, at the option of the Company is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1997. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement. The Company expects to renew or replace the credit agreement at its expiration in July 1997.

         As a result of the retirement of all outstanding debt during 1994, the Company has no outstanding material financial commitments.

         The Company believes that it has significant ability to finance expected future growth in Contract sales based on its existing amount of cash and cash equivalents and investments at December 31, 1996 ($17.1 million) and the unused revolving credit agreement availability of $5 million.

         Public unit offering
         During the second quarter of 1994 the Company completed the sale of 346,500 units consisting of a total of 346,500 shares of $2.40 Cumulative Convertible Preferred Stock and 2,425,500 common stock purchase warrants in a public offering. Each unit, sold at a price of $24.00 per unit, consisted of one share of preferred stock and seven warrants. Each share of preferred stock had a cumulative dividend of $2.40 per year, a liquidation preference of $24.00 per share and was convertible at any time at the option of the holder into 14 shares of common stock. Each share of preferred stock was also automatically convertible into common stock if the closing price of the preferred stock exceeded $33.60 for ten consecutive trading days. The closing price of preferred stock exceeded such price level for the 10 consecutive trading days ending February 24, 1995, and, as a result, the then outstanding 277,700 shares of preferred stock were converted into common stock. The remaining shares of preferred stock had been previously voluntarily converted. The automatic conversion of the preferred stock together with earlier voluntary conversions resulted in savings of $831,600 per year in dividends.

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


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
-------------------------------------------------------


                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

Consolidated Financial Statements
---------------------------------
Consolidated Balance Sheets - December 31, 1996 and 1995
Consolidated Statements of Income - For the years ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows - For the years ended December 31, 1996,
 1995 and 1994
Consolidated Statements of Changes in Stockholders' Equity - For the years ended
  December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule
-----------------------------------------
Schedule II. Consolidated Valuation and Qualifying Accounts - For the years ended December 31, 1996, 1995 and 1994

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Board of Directors and Stockholders of Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity, and cash flows each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed at Item 8 herein. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Tulsa, Oklahoma
February 13, 1997

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS


                                                                  December 31,
                                                             -------------------
                                                                1996      1995
                                                             ---------  --------
  Current assets:
     Cash..................................................  $14,831    $14,489
     Held-to-maturity investments - current portion........      500        500
    Accrued Contract income................................    1,710      1,038
    Commission advances - current portion..................    9,108      3,923
                                                             -------    -------
       Total current assets................................   26,149     19,950
  Held-to-maturity investments.............................    1,757        500
   Investments pledged.....................................    2,772      2,766
    Commission advances, net...............................   21,744      8,548
   Property and equipment, net.............................    2,955      2,202
   Other...................................................    2,155      1,663
                                                             -------    -------
       Total assets........................................  $57,532    $35,629
                                                             =======    =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Contract benefits......................................  $ 1,862    $ 1,547
    Accounts payable and accrued expenses..................      912        646
    Contingency reserves on trust preparation services.....        -        130
                                                              ------     ------
         Total current liabilities.........................    2,774      2,323
  Deferred income taxes....................................    9,284      3,566
                                                              ------     ------
      Total liabilities....................................   12,058      5,889
                                                              ======     ======

  Stockholders' equity:
    Preferred stock, $1 par value; authorized 400 shares;
      5 issued and outstanding as follows:
        $3.00 Cumulative Convertible Preferred Stock,
          authorized 5shares; 5 shares outstanding;
          liquidation value of $84 .........................       5          5
    Special preferred stock, $1 par value; authorized 500 shares, issued and outstanding in one series designated as follows:
        $1.00 Non-Cumulative Special Preferred Stock, 32 and 45
          shares authorized, issued and outstanding at
          December 31, 1996 and 1995, respectively; liquidation
          value of $430 and $605 at December 31, 1996
          and 1995 respectively.............................      32         45
    Common stock, $.01 par value; 100,000 shares authorized;
      22,459 and 21,513 issued at December 31, 1996 and 1995,
      respectively .........................................     225        215
    Capital in excess of par value .........................  41,039     37,757
    Retained earnings (deficit).............................   6,350     (6,105)
    Less: Treasury stock at cost; 747 shares................  (2,177)    (2,177)
                                                             -------    -------
     Total stockholders' equity.............................  45,474     29,740
                                                             -------    -------
      Total liabilities and stockholders' equity............ $57,532    $35,629
                                                             -------    -------


  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)


                                                   Year Ended December 31,
                                             -----------------------------------
                                               1996         1995          1994
                                             --------     --------      --------
 Revenues:
  Contract premiums....................      $ 50,582     $ 31,290     $ 22,852
  Associate services...................         5,646        3,183          912
  Interest income......................         1,302        1,308          466
  Other................................         2,416        1,352          379
                                             --------     --------     --------
                                               59,946       37,133       24,609
                                             --------     --------     --------
Costs and expenses:
  Contract benefits.....................       17,609       10,574        7,990
  Commissions...........................       11,476        7,708        6,788
  General and administrative............        6,227        4,315        4,260
  Associate services and direct marketing       4,544        2,573        1,539
  Depreciation...........................         533          477          410
  Premium taxes..........................         372          242          226
                                             --------     --------     --------
                                               40,761       25,889       21,213
                                             --------     --------     --------

Income before income taxes...............      19,185       11,244        3,396
Provision (benefit) for income taxes.....       6,715        3,932         (319)
                                             --------     --------     --------
Net income...............................      12,470        7,312        3,715
Less dividends on preferred shares.......          15          125          465
                                             --------     --------     --------
Net income applicable to common shares...    $ 12,455     $  7,187     $  3,250
                                             ========     ========     ========

Earnings per common and common equivalent
 share...................................    $    .56     $   .35      $    .26
                                             ========     =======      ========
Earnings per common share - assuming full
 dilution................................    $    .56     $   .34      $    .24
                                             ========     =======      ========


   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                                         Year Ended December 31,
                                                                                  ---------------------------------------

                                                                                     1996           1995           1994
                                                                                 -----------    -----------    -----------
Cash flows from operating activities:
Net income .....................................................................  $ 12,470       $  7,312       $  3,715
Adjustments  to  reconcile net  income  to  net  cash  provided  by  operating activities:
  Provision for associate stock options ........................................       318             76             --
  Provision (benefit) for deferred income taxes ................................     6,715          3,932           (362)
  Depreciation and amortization ................................................       533            477            410
  (Increase) decrease in accrued Contract income ...............................      (672)          (475)            22
  Increase in commission advances ..............................................   (18,381)        (9,938)          (709)
  (Increase) decrease in other assets ..........................................      (492)          (736)           436
  Increase (decrease) in Contract benefits .....................................       315            138           (515)
  Increase (decrease) in accounts payable and accrued expenses and
    contingency reserves .......................................................       136           (162)            43
                                                                                  --------       --------       --------

      Net cash provided by operating activities ................................       942            624          3,040
                                                                                  --------       --------       --------


Cash flows from investing activities:
  Additions to property and equipment ..........................................    (1,286)          (608)          (528)
  Purchases of investments .....................................................    (1,663)        (1,695)           (51)
  Maturities of investments ....................................................       400            111            833
                                                                                  --------       --------       --------
      Net cash provided by (used in) investing activities ......................    (2,549)        (2,192)           254
                                                                                  --------       --------       --------

Cash flows from financing activities:
  Reduction in notes payable ...................................................        --             --         (2,669)
  Payment of debentures ........................................................        --             --         (1,243)
  Proceeds from issuance of promissory note ....................................        --             --             75
  Proceeds from sale of common and preferred stock .............................     1,964          6,670          8,104
  Dividends paid on preferred stock ............................................       (15)          (125)          (465)
                                                                                  --------       --------       --------
      Net cash provided by financing activities ................................     1,949          6,545          3,802
                                                                                  --------       --------       --------
Net increase in cash and
  unpledged cash equivalents ...................................................       342          4,977          7,096

Cash and cash equivalents at beginning of year .................................    14,489          9,512          2,416
                                                                                  --------       --------       --------
Cash and cash equivalents at end of year .......................................  $ 14,831       $ 14,489       $  9,512
                                                                                  ========       ========       ========

Supplemental disclosure of cash flow information:
  Cash paid for interest .......................................................  $     26       $     10       $    334
                                                                                  ========       ========       ========
  Cash paid for income taxes ...................................................  $     --       $     18       $     30
                                                                                  ========       ========       ========
Supplemental schedule of non-cash investing and financing activities:
  Conversion of subordinated debentures to common stock ........................  $     --       $     --       $    529
                                                                                  ========       ========       ========



   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       (Amounts and shares in 000's, except dividend rates and par values)



                                                        Year Ended December 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
Preferred Stock - $1 par value, 400 shares
---------------
  authorized; issued and outstanding in two series
  designated as follows:
  $2.40 Cumulative Convertible Preferred Stock,
  ---------------------------------------------
  authorized 391 shares; shares issued and
   outstanding at beginning of year (299 in 1995)..... $    -  $  299   $    -
  Shares issued during year (346 in 1994).............      -       -      346
  Shares exchanged for Common  Stock (299 in 1995 and
   47 in 1994)........................................      -    (299)     (47)
                                                       ------  ------   ------
  Shares issued and outstanding at end of year (299
   in 1994), liquidation value of $7,188 at December
   31, 1994...........................................      -       -      299
                                                       ------  ------   ------
  $3.00 Cumulative Convertible Preferred Stock,
  ---------------------------------------------
   authorized 5 shares; 5 shares issued and
    outstanding at  beginning and end of year,
    liquidation value of $84..........................      5       5        5
                                                       ------  ------   ------


Special Preferred Stock - $1 par value, 500 shares
-----------------------
  authorized; series of fixed annual dividends $1,
  non-cumulative, convertible, shares issued and
  outstanding at beginning of year (45 in 1996, 60 in
  1995, and 62 in 1994)...............................     45      60       62
Shares exchanged for Common Stock (13 in 1996, 15 in
  1995, and 2 in 1994)................................    (13)    (15)      (2)
                                                       ------  ------   ------
Shares issued and outstanding at end of year (32 in
  1996, 45 in 1995, and 60 in 1994), liquidation
  value of $430 at December 31, 1996..................     32      45       60
                                                       ------  ------   ------

Common Stock - $.01 par value, shares authorized
------------
  100,000; shares issued and outstanding at beginning
  of year (21,513 in 1996, 14,216 in 1995, and 11,542
  in 1994)............................................    215     142      115
Shares issued during year:
  Conversion of Preferred Stock and convertible
  debentures (456 in 1996, 4,245 in 1995, and 1,191
  in 1994)............................................      1      42       12
  Contributed to Company's employee stock ownership
  plan (51 in 1996, 20 in 1995, and 20 in 1994).......      -       -        -
  Exercise of warrants (891 in 1996, 3,032 in 1995,
  and 1,463 in 1994) .................................      9      31       15
                                                       ------  ------   ------
Shares issued and outstanding at end of year (22,459
  in 1996, 21,513 in 1995, and 14,216 in 1994)........    225     215      142
                                                       ------  ------   ------


Capital in Excess of Par Value
------------------------------
Balance at beginning of year.......................... 37,757  30,770   22,990
  Preferred stock offering............................      -       -    6,486
  Exercise of warrants................................  2,225   6,567      790
  Deferred income taxes related to exercise of stock
  options.............................................    997       -        -
  Conversion of preferred stock and convertible
  debentures..........................................     14     272      566
  Stock contribution to employee stock ownership plan.     46      39       34
  Other...............................................      -     109      (96)
                                                       ------  ------   ------
Balance at end of year ............................... 41,039  37,757   30,770
                                                       ------  ------   ------

                          PRE-PAID LEGAL SERVICES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
       (Amounts and shares in 000's, except dividend rates and par values)




                                                       Year Ended December 31,
                                                   -----------------------------
                                                      1996      1995      1994
                                                   ---------  --------  --------
Retained Earnings (Deficit)
---------------------------
Balance at beginning of year...................... $(6,105)  $(13,292) $(16,542)
Net Income........................................  12,470      7,312     3,715
Cash dividends....................................     (15)      (125)     (465)
                                                   -------   --------  --------
Balance at end of year............................   6,350     (6,105)  (13,292)
                                                   -------   --------  --------


Treasury stock
--------------
Balance at beginning and end of year (747 shares).  (2,177)    (2,177)   (2,177)
                                                   -------    -------   -------

Total Stockholders' Equity........................ $45,474    $29,740   $15,807
                                                   =======    =======   =======









   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Dollar amounts in tables are in thousands unless otherwise indicated)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
         Pre-Paid Legal Services, Inc. (the "Company") underwrites and markets legal service plans (referred to as "Contracts") which provide for or reimburse a portion of legal fees incurred by members in connection with specified matters. Contracts are guaranteed renewable, are principally collected on a monthly basis and are marketed primarily in 24 states by an independent sales force referred to as "Associates".

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

Commissions
         Effective March 1, 1995 the Company implemented a level commission schedule of approximately 25% of annual premium revenue per year for all membership years. This commission schedule results in the Company incurring commission expense related to the sale of its legal expense plans on a consistent basis with the collection of the premiums generated by the sale of such Contracts. The Company currently advances the equivalent of three years of commissions on new Contract sales. Effective January 4, 1997, the Company implemented a new policy whereby associates receive only earned commissions on the first three memberships submitted unless the associate successfully completes the training program implemented by the Company at the same time, which includes an intensive one-day training seminar and the production of three memberships and the recruitment of one associate within 15 business days from their training date. Prior to March 1, 1995 first year commissions payable on the sale of a Contract, and earned in the first Contract year, were approximately 70% of annual Contract premiums while renewal commissions (payable as earned after the first Contract year) were approximately 16% of annual premiums.

Basis of Presentation
         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities. Certain reclassifications have been made to conform to current year presentation.

Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as those of PPL Agency, Inc. (See Note 7 for additional information regarding PPL Agency, Inc.) The primary subsidiaries of the Company include Pre-Paid Legal Casualty, Inc. (PPLCI) and Pre-Paid Legal Services, Inc. of Florida (PPLSIF). All significant intercompany accounts and transactions have been eliminated.

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

Investment Securities
         The Company accounts for its investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115"). Investments classified as trading are accounted for at fair value, available for sale investments are accounted for at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders' equity, and held to maturity investments are accounted for at amortized cost.

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

Commission Advances
         Commission advances represent the unearned portion of commissions advanced to Associates on sales of memberships. Commissions are earned as premiums are collected, usually on a monthly basis. The Company reduces Commission Advances as premiums are paid and commissions earned. Unearned commission advances on lapsed memberships must subsequently be recovered through an associate's active memberships. At December 31, 1996, the Company maintains an allowance of $3.4 million to provide for estimated uncollectible balances. Effective November 1, 1993, the Company imposed a charge of 1.5% per month on unearned commission advances made between November 1, 1993 and March 1, 1995. Effective March 1, 1995, and in conjunction with other commission structure changes, the Company reduced the charge from 1.5% to .17% per month for commission advances made after such date. Effective January 4, 1997, the Company implemented a change to the method used in calculating the charge on unearned commission advances to only calculate a charge against unearned commission advances on memberships which canceled subsequent to the advance being made. The charge was also changed to equal the prime rate.

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

Income Taxes
         The Company accounts for income taxes in accordance with SFAS 109, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are recognized in different periods in the Company's financial statements and tax returns. In estimating future tax consequences, SFAS 109 generally considers all future events other than enactment's of changes in the tax law or rates

         Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records deferred tax assets related to the recognition of future tax benefits of temporary differences and net operating loss and tax credit carryforwards. To the extent that realization of such benefits is not considered more likely than not, the Company establishes a valuation allowance to reduce such assets to estimated realizable value.

Earnings Per Share
         Earnings per common and common equivalent share are computed by dividing net income applicable to common shares by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The $3.00 Cumulative Convertible Preferred stock is not included in the weighted average number of common shares outstanding since it is not considered to be common stock equivalent. Special Preferred stock is considered to be a common stock equivalent and the number of shares issuable on conversion of the special preferred stock is added to the number of common shares. The number of common shares is also increased by the number of shares issuable on the exercise of warrants and options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options and warrants pursuant to the modified treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective periods. Weighted average number of shares used in computing earnings per common and common equivalent share are 22,325,000, 20,762,000, and 12,460,000 for 1996,
1995 and 1994 respectively.

         Earnings per common share - assuming full dilution are determined on the assumptions described above except that the purchases assumed to have been made upon the exercise of warrants and options are assumed to have been made at the market price at the close of the respective periods if that market price is higher than the average market price for such periods. Additionally, the $2.40 cumulative convertible preferred stock and certain convertible subordinated debentures are assumed to have been converted and the respective dividends and interest are included in determining net income applicable to common shares. Weighted average number of shares used in computing earnings per common share-assuming full dilution are 22,398,000, 21,778,000, and 15,772,000 for 1996, 1995 and 1994, respectively.

Cash and Cash Equivalents
         The Company considers all highly liquid unpledged investments with maturities of three months or less at time of acquisition to be cash equivalents.

Long-Lived Assets
         The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Long-lived assets that are held for disposal are valued at the lower of the carrying amount or fair value less cost to sell, except for assets that constitute a discontinued operation. Assets of discontinued operations are valued at estimated net realizable value.

Stock-Based Compensation
         Compensation expense is recorded with respect to stock option grants and restricted stock awards to employees using the intrinsic value method prescribed by Accounting Principles ("APB") Opinion No. 25. This method calculates compensation expense on the measurement date as the excess of the current market price of the underlying Company stock over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award. The Company has elected not to adopt the fair value method of accounting for stock-based compensation which is encouraged, but not required, by Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure requirements of SFAS 123 in preparing its 1996 financial statement disclosures (see Note 9).

Accounting Standards to be Adopted
         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Management has not yet evaluated the effect of this pronouncement on the Company's consolidated financial statements.


Note 2 - Investment Securities

         A summary of the amortized cost, unrealized gains and losses and fair values of held to maturity investment securities at December 31, 1996 and 1995 follows:
                                                      December 31, 1996
                                           -------------------------------------
                                           Amortized    Gross Unrealized   Fair
                                             Cost      Gains    Losses     Value
                                           ---------  ------- ----------  ------
             U.S. Government obligations.. $2,025 $ - $ 3 $2,022 Obligations of state and
               political subdivisions.....      414        1         2       413
                                             ------    -----     -----    ------
             Total........................   $2,439    $   1     $   5    $2,435
                                             ======    =====     =====    ======


                                                    December 31, 1995
                                           -------------------------------------
                                           Amortized   Gross Unrealized    Fair
                                              Cost      Gains    Losses    Value
                                           ---------  -------  -------   -------

             U.S. Government obligations.. $1,143 $ - $ - $1,143 Obligations of state and
               political subdivisions.....      412        -         9       403
                                             ------    -----     -----    ------
             Total........................   $1,555    $   -     $   9    $1,546
                                             ======    =====     =====    ======

      A comparison of the amortized cost and fair value of the Company's held to maturity investment securities at December 31, 1996 by maturity date follows:
                                           Amortized
                                             Cost     Fair Value
                                           ---------  ----------

             One year or less............    $  764    $  765
             Two years through five years     1,675     1,670
                                             ------    ------
             Total.......................    $2,439    $2,435
                                             ======    ======


      The Company's investment securities are included in the accompanying consolidated balance sheets at December 31, 1996 and 1995 as follows.
Remaining   amounts  included  in  these  balance  sheet  captions   represent
certificates of deposit.
                                                   December 31,
                                                 ----------------
                                                  1996      1995
                                                 -------  -------

             Held-to-maturity investments-
                 current portion..............  $  500    $  500
             Held-to-maturity investments.....     989       112
             Investments pledged..............     950       943
                                                ------    ------
             Total............................  $2,439    $1,555
                                                ======    ======


         The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The Company has investments pledged to state regulatory agencies as follows:
                                                            December 31,
                                                         -----------------
                                                           1996      1995
                                                         --------  -------
                  Certificates of deposit................$1,822    $1,822
                  Obligation of state and political
                    subdivisions.........................   300       300
                  U. S. Government obligations...........   650       644
                                                         ------    ------
                  Total                                  $2,772    $2,766
                                                         ======    ======

Note 3 - Property and Equipment

      Property and equipment is comprised of the following:
                                                               December 31,
                                                Estimated    ----------------
                                                Useful Life   1996      1995
                                                -----------  -------   ------
             Equipment, furniture and fixtures...3-10 years  $5,283    $4,338
             Computer software................... 5 years     2,087     1,822
             Building and improvements...........20 years     1,653     1,621
             Automotive.......................... 3 years       213       163
             Land................................               110       110
                                                             ------    ------
                                                              9,346     8,054
             Accumulated depreciation............            (6,391)   (5,852)
                                                             ------    ------
             Property and equipment, net.........            $2,955    $2,202
                                                             ======    ======

Note 4 - Revolving Credit Agreement

         The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July, 1997. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's Contracts that have been in existence for 18 months or more. At December 31, 1996, the borrowing base was approximately $5 million. Under the agreement, the interest rate, at the option of the Company is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1997. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement.


Note 5 - Income Taxes

      The provision (benefit) for income taxes consists of the following:

                                                     Year Ended December 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------  -------  --------
              Current.............................  $    -   $    -    $   43
              Deferred............................   6,715    3,932      (362)
                                                    ------   ------    ------
              Total provision (benefit) for
               income taxes.......................  $6,715   $3,932    $ (319)
                                                    ======   ======    ======

      A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                    Year Ended December 31,
                                                    ------------------------
                                                     1996     1995     1994
                                                    ------   ------   ------
             Statutory Federal income tax rate.....  34.0%    34.0%   34.0%
             Tax exempt interest...................   (.2)     (.2)    (.3)
             Benefit of operating loss
               carryforwards.......................     -        -   (32.5)
             Benefit of AMT credit carryforward....     -        -   (10.6)
             State income taxes and other..........   1.2      1.2       -
                                                    -----    -----   -----
             Effective income tax rate.............  35.0%    35.0%   (9.4)%
                                                    =====    =====   =====

      Deferred tax liabilities and assets at December 31, 1996 and 1995 are comprised of the following:

                                                                December 31,
                                                             ----------------
                                                              1996      1995
                                                             -------  -------
             Deferred tax liabilities:
               Commissions advanced........................  $10,772   $4,408
               Depreciation................................      175      179
                                                             -------  -------
                  Total deferred tax liabilities...........   10,947    4,587
                                                             -------  -------
             Deferred tax assets:
               Litigation accruals.........................        -      135
               Contract benefit reserve....................      139      226
               Receivables allowance.......................      201      201
               Net operating loss carryforward.............    4,198    3,188
               Capital loss carryforward...................      654      653
               General Business Credit carryforward........      325      325
                AMT Credit carryforward....................      366      366
                                                             -------  -------
                 Total deferred tax assets.................    5,883    5,094
               Valuation allowance for deferred tax assets.   (4,220)  (4,073)
                                                             -------  -------
                 Total net deferred tax assets.............    1,663    1,021
                                                             -------  -------
               Net deferred liability......................  $(9,284) $(3,566)
                                                             =======  =======


         A valuation allowance has been established for deferred tax assets representing pre-1996 carryforwards except as related to the AMT Credit carryforward (which is considered to be fully realizable) as the Company does not believe it is more likely than not that the tax benefits of such carryforwards will be realized. During the years ended December 31, 1996 and 1995, the valuation allowance increased by $147,000 and decreased by $239,000, respectively.

         The Company generated a tax loss for the year ended December 31, 1996 of $2.8 million. The Company believes it will realize the approximate $1.0 million tax benefits from this tax loss and has appropriately not provided a valuation allowance against this amount. Because this 1996 taxable loss resulted primarily from reductions in taxable income generated by the exercise of stock options, the offsetting credit has been recorded in capital in excess of par value.

         At December 31, 1996, the Company has net operating loss  carryforwards
(NOLs) for Federal regular tax and alternative minimum tax purposes of approximately $11.9 million and $11.5 million, respectively, expiring in 2012 and 2013. In addition, the Company has general business and rehabilitation tax credit carryforwards of approximately $325,000, expiring primarily in 1998 to 2001, and an alternative minimum tax credit carryforward of $366,000 which does not expire. The Company also has a capital loss carryforward of $1,800,000 which expires in 1997.

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

Note 6 - Stockholders' Equity

         On February 27, 1995, all of the Company's remaining outstanding $2.40 Cumulative Convertible Preferred Stock automatically converted into common stock pursuant to its terms. Approximately 3.9 million shares of common stock were issued as a result of this conversion.

         Each share of $3.00 Cumulative Convertible Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $3 per share, payable quarterly, is convertible into 2.5 shares of Common Stock and is redeemable at the option of the Company at $25 per share. The $3.00 Cumulative Convertible Preferred Stock had a liquidation value of $84,000 at December 31, 1996.

         Each share of the Special Preferred Stock is entitled to a non-cumulative annual dividend of $1.00 per share, is convertible into 3.5 shares of Common Stock and is redeemable at the option of the Company at $13.34 per share, plus all accumulated and unpaid dividends. The Special Preferred Stock had a liquidation value of $430,000 at December 31, 1996. During 1996, 1995 and 1994, Special Preferred Stock consisting of approximately 13,000, 15,000 and 2,000 shares, respectively, were converted into 105,000 shares of Common Stock.

         The Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits. At December 31, 1996, PPLCI did not have funds available for payment of dividends without the approval of the Oklahoma Insurance Commissioner. The Company's ability to pay dividends is also restricted under a line of credit agreement which precludes payments of dividends on Common Stock as long as any amounts are outstanding pursuant to such credit agreement. To date, the Company has not borrowed under the bank credit agreement.

         At December 31, 1996, the Company had outstanding warrants and options to purchase a total of approximately 988,000 shares of the Company's Common Stock at an average price of $6.47 per share expiring at various periods through December, 2005.

Note 7 - Related Party Transactions

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

         Agency's financial position and results of operations are included in the Company's financial statements on a combined basis. Agency earned commissions during 1996, 1995 and 1994 of $130,000, $413,000 and $401,000,
respectively, through its sales of insurance products of an unaffiliated company. Agency had net income for the year ended December 31, 1996 and 1995 of $56,000 and $599, respectively and a net loss for the year ended December 31, 1994 of $170,000, after incurring commissions earned by the Chairman of $18,000, $45,000 and $229,000, respectively, and annual management fees of $72,000 paid to the Company.

         A former executive officer and director of the Company has a loan from the Company which was made prior to the time he became a director. The largest balance of this loan during the year ended December 31, 1996 was $281,000. The outstanding balance of this loan as of December 31, 1996 was $281,000. The loan bears annual interest at the rate of 3% in excess of the prime rate, adjusted on January 1 of each year, and is secured by commissions due from the Company.

         The former executive officer and director owns interests ranging from 10% to 67% in corporations or partnerships not affiliated with the Company but engaged in the marketing of the Company's Contracts and which earn commissions from sales of Contracts. These entities earned commissions, net of amounts passed through as commissions to their sales agents, during 1996, 1995 and 1994 of $54,000, $55,000 and $71,000, respectively.

Note 8 - Commitments and Contingencies

         Aggregate rental expense under all operating leases was $27,000, $28,000 and $42,000 in 1996, 1995 and 1994, respectively. There are no significant operating lease commitments in effect at December 31, 1996.

         The Company is a named defendant in certain lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Note 9 - Stock Options and Purchase Plan

         The Company has a stock option plan ("Plan") under which the Board of Directors ("Board") or its Stock Option Committee ("Committee") may grant options to purchase shares of the Company's common stock. The Plan permits the granting of options to directors, officers and employees of the Company to purchase the Company's common stock at not less than the fair value at the time the options are granted. The Plan provides for option grants to acquire up to 1,000,000 shares and permits the granting of incentive stock options as defined under Section 422 of the Internal Revenue Code at an exercise price for each option equal to the market price of the Company's common stock on the date of the grant and a maximum term of 10 years. Options not qualifying as incentive stock options under the Plan will have a maximum term of 15 years. Vesting of options granted under the Plan is determined by the Board or Committee. No options may be granted under the Plan after December 12, 2005.

         The Plan provides for automatic grants of options to non-employee directors of the Company. Under the Plan, each incumbent non-employee director and any new non-employee director will receive options to purchase 10,000 shares of common stock on March 1 of each year commencing March 1, 1996. The options to be granted on March 1 of each year will be immediately exercisable as to 2,500 shares and will vest in additional increments of 2,500 shares on the following June 1st, September 1st, and December 1st in the year of grant, subject to continued service by the non-employee director during such periods. Options granted to non-employee directors under the Plan have an exercise price equal to the closing price of the common stock on the date of grant.

         A summary of the status of the Company's Plan as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                                1996                      1995                     1994
                                        ----------------------   ----------------------   ----------------------
                                                    Weighted                  Weighted                 Weighted
                                                    Average                   Average                  Average
                                                    Exercise                  Exercise                 Exercise
                                        Shares       Price        Shares       Price       Shares       Price
                                        ---------  -----------  ------------  ----------  ----------  ----------
Outstanding at beginning of year.....     405,000   $   5.40       150,000    $    .58       150,000   $    .58
Granted..............................      45,000      13.50       315,000        6.84             -          -
Exercised............................     (40,000)       .38       (60,000)        .90             -          -
Terminated...........................           -          -             -           -             -          -
                                          -------   --------       -------    --------       -------   --------
Outstanding at end of year...........     410,000   $   6.78       405,000    $   5.40       150,000   $    .58
                                          =======   ========       =======    ========       =======   ========
Options exercisable at year end......     385,000   $   6.18       405,000    $   5.40       150,000   $    .58
                                          =======   ========       =======    ========       =======   ========


         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1996 issued pursuant to the Plan:

                                                        Weighted Average
                                                            Remaining           Weighted Average
 Range of Exercise Prices     Number Outstanding         Contractual Life         Exercise Price
 -------------------------   ---------------------     --------------------    ------------------
       $.38 - $1.82               150,000                   1.67                 $    1.33
      $8.13 - $10.38              235,000                   1.77                      9.27
          $16.00                   25,000                   4.92                     16.00
                                  -------                   ----                 ---------
                                  410,000                   1.93                 $    6.78
                                  =======                   ====                 =========

         The Company, effective July 3, 1995 and pursuant to a registration statement on Form S-3, initiated a stock option plan for its marketing associates whereby the associates could earn stock options based upon their production and recruiting efforts. These options were issued to qualifying associates at each month end from July, 1995 through March 31, 1996 based on that month's production and recruiting results. The exercise price is equal to the closing stock price on the last trading day of each respective month. Additional grants pursuant to the plan ceased March 31, 1996. Activity related to this plan was as follows during 1996 and 1995:


                                                  1996              1995
                                         ------------------  ----------------
                                                  Weighted          Weighted
                                                  Average           Average
                                                  Exercise          Exercise
                                          Shares   Price    Shares   Price
                                         -------- -------- -------- ---------
      Outstanding at beginning
         of year....................     298,225   $ 8.02         -    $    -
      Granted.......................     177,133    12.50   299,785      8.02
      Exercised.....................     (70,516)    8.95    (1,560)     7.03
      Terminated....................     (54,750)    8.63         -         -
                                         -------   ------   -------    ------
      Outstanding at end of year...      350,092   $10.00   298,225    $ 8.02
                                         =======   ======   =======    ======
      Options exercisable at
         year end...................     350,092   $10.00   298,225    $ 8.02
                                         =======   ======   =======    ======




         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1996 issued to marketing associates:

                                                           Weighted Average
                                                              Remaining              Weighted Average
 Range of Exercise Prices      Number Outstanding          Contractual Life            Exercise Price
 -------------------------   -----------------------   -----------------------   ---------------------

      $5.81 - $7.94                    123,771                    .58                 $      7.38
      $8.50 - $10.38                   130,379                    .58                        9.60
     $12.00 - $14.88                    95,942                    .58                       13.93
                                       -------                    ---                       -----
                                       350,092                    .58                 $     10.00
                                       =======                    ===                 ===========

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") , the Company recorded compensation expense related to the issuance of stock options to marketing associates of $318,000 and $76,000 during 1996 and 1995, respectively. The weighted average fair value of options granted that met the minimum exercise criteria during 1996 was $2.79 per share. The fair value of each stock option grant to marketing associates was measured on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used: no dividend yield; risk-free interest rate of 6.00%; expected life of 1.5 years; and expected volatility of 48.62%.

         SFAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 and related interpretations for its employee compensation arrangements, and disclose the pro forma effects of applying SFAS 123. Had compensation cost for the Company's employee related stock option plans been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net income and earnings per share for 1996 and 1995 would have been reduced to the pro forma amounts indicated below:
                                                         1996        1995
                                                        -------     -------
          Net income applicable to common shares:
            As reported.............................    $12,455     $ 7,187
            Pro forma...............................    $12,227     $ 6,428

          Earnings per common and common equivalent share:
            As reported.............................    $   .56     $   .35
            Pro forma...............................    $   .55     $   .31

          Earnings per common share - assuming full dilution:
            As reported.............................    $   .56     $   .34
            Pro forma...............................    $   .55     $   .30

         The estimated fair value of options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free interest rate of 6.00%; expected life of 5 years; and expected volatility ranging from 53.74% to 63.75%.

         During 1988, the Company adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company common stock. The Company, at its option, may make matching contributions to the plan, and recorded expense during 1996, 1995 and 1994 of $46,176, $39,150 and $34,027 based on contributions of Company stock of 51,000 shares, 20,000 shares and 20,000 shares, respectively.

Note 10 - Selected Quarterly Financial Data (Unaudited)

         Following is a summary of the unaudited interim results of operations for the year ended December 31, 1996 and 1995.

                                    Selected Quarterly Data
                            (In thousands except per share amounts)
                                                                  Earnings per common    Earnings per common
                                          Income before     Net       and common        share - assuming full
                             Revenues     income taxes     Income   equivalent share        dilution
                            ----------   --------------   --------  -----------------   ---------------------
    1996
    ----
    First quarter.........   $12,354        $3,954        $2,566            $.12                $.12
    Second quarter........    14,796         4,862         3,156             .14                 .14
    Third quarter.........    15,760         5,006         3,251             .15                 .15
    Fourth quarter........    17,036         5,363         3,482             .16                 .16



    1995
    ----
    First quarter.........    $7,548        $2,103        $1,274            $.08                $.07
    Second quarter........     8,898         2,760         1,818             .09                 .09
    Third quarter.........     9,740         2,944         1,940             .09                 .09
    Fourth quarter........    10,947         3,437         2,155             .10                 .10



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
----------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

None.

                                    PART III

In accordance with the provisions of General Instruction G(3), information required by Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 1997.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a)   The following documents are filed as part of this report:
         (1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 19 of this report.
         (2) Financial Statement Schedule: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 19 of this report.
         (3) Exhibits: For a list of the documents files as exhibits to this report, see the Exhibit Index following the signatures to this report.

(b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PRE-PAID LEGAL SERVICES, INC.

Date: March 28, 1997                    By:    /s/ RANDY HARP
                                               ------------------------------
                                               Randy Harp
                                               Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                       Position                        Date

 /s/ HARLAND C. STONECIPHER      Chairman of the Board of         March 28, 1997
------------------------------   Directors
Harland C. Stonecipher          (Principal Executive Officer)



/s/ KATHLEEN S. PINSON           Vice President, Controller and   March 28, 1997
------------------------------   Director,
Kathleen S. Pinson               (Principal Accounting Officer)



/s/ RANDY HARP                   Chief Operating Officer, Chief   March 28, 1997
------------------------------   Financial Officer and Director
Randy Harp                       (Principal Financial Officer)



/s/ PETER K. GRUNEBAUM           Director                         March 28, 1997
------------------------------
Peter K. Grunebaum



/s/ CHARLES H. WALLS             Director                         March 28, 1997
------------------------------
Charles H. Walls

                                   SCHEDULE II
                          PRE-PAID LEGAL SERVICES, INC.
                 Consolidated Valuation And Qualifying Accounts
                          Years ended December 31, 1996
                               (Amounts in 000's)


                                                                Additions
                                                 Balance at     Charged to                 Balance at
                                                 Beginning      Cost and                     End of
             Description                          of Year       Expenses      Deductions      Year
-----------------------------------------------------------------------------------------------------
Allowance for unrecoverable commission advances
 - (non-current):
December 31, 1996                               $2,669          $775             -         $3,444

December 31, 1995                               $2,469          $200             -         $2,669

December 31, 1994                               $2,525             -           $56         $2,469


                                INDEX TO EXHIBITS



Exhibit No.                         Description
-----------                         -----------
      3.1       Amended  and  Restated   Certificate  of  Incorporation  of  the
                Company, as amended (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated January 10, 1997.

      3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended September 30, 1996)

    *10.1 Employment Agreement effective January 1, 1993 between the Company and Harland C. Stonecipher (Incorporated by reference to
                Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

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

    *10.6 Stock Option Plan, as amended and restated effective December 12, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

    *10.7 Demand Note of Wilburn L. Smith and Carol Smith dated December 11, 1992 in favor of the Company (Incorporated by reference to Exhibit 10.15 of the Company's Form SB-2 filed February 8, 1994)

    *10.8 Security Agreement between the Company, Wilburn L. Smith and Carol Smith dated December 11, 1992 ((Incorporated by reference to Exhibit 10.16 of the Company's Form SB-2 filed February 8,
                1994)

    *10.9 Letter Agreements dated July 8, 1993 and March 7, 1994 between the Company and Wilburn L. Smith (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB filed for the year ending December 31, 1993)

    *10.10 Employment agreement effective March 26, 1996 between the Company and Jack Mildren (Incorporated by reference to Exhibit
                10.10 of the Company's Form 10-KSB filed for the year ending December 31, 1995)

Exhibit No.                        Description
-----------                        -----------

     10.11 Revolving Credit Agreement between Company and Bank One, Texas, National Association dated January 27, 1995 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994)

     11.1       Statement of Computation of Per Share Earnings

     21.1       List of Subsidiaries of the Company

     23.1       Consent of Deloitte & Touche LLP

     27.1       Financial Data Schedule








--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.