Form 10-Q
period 1997-03-31
PRE PAID LEGAL SERVICES INC
filed 1997-05-15
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

                                       or

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

                  Yes   X           No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 18, 1997:

         Common Stock           $.01 par value             21,953,910

                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                           PRE-PAID LEGAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS
                    (Amounts in 000's, except par values)

                                    ASSETS

                                                        March 31,   December 31,
                                                          1997         1996
                                                       ----------   ------------
                                                       (Unaudited)
Current assets:
  Cash...............................................   $ 17,401     $ 14,831
  Held-to-maturity short-term investments............        500          500
  Accrued contract income............................      1,851        1,710
  Commission advances - current portion..............     10,591        9,108
                                                        --------     --------
   Total current assets..............................     30,343       26,149
                                                        --------     --------
  Held-to-maturity investments.......................      1,757        1,757
  Investments pledged................................      2,772        2,772
  Commission advances, net...........................     24,862       21,744
  Property and equipment, net........................      2,932        2,955
  Other..............................................      2,127        2,155
                                                        --------     --------
    Total assets.....................................   $ 64,793     $ 57,532
                                                        ========     ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Contract benefits..................................   $  2,084    $  1,862
  Accounts payable and accrued expenses..............      1,381         912
                                                        --------    --------
   Total current liabilities.........................      3,465       2,774
Deferred income taxes................................     11,427       9,284
                                                        --------    --------
    Total liabilities................................     14,892      12,058
                                                        --------    --------
Stockholders' equity:
  Preferred stock, $1 par value; authorized 400
   shares; issued and outstanding as follows:
    $3.00 Cumulative Convertible Preferred Stock,
     authorized 5 shares; 5 shares outstanding;
     liquidation value of $78 at March 31, 1997
      and $84 at December 31, 1996, respectively......         5           5
  Special preferred stock, $1 par value; authorized
   500 shares, issued and outstanding in one
   series designated as follows:
    $1.00 Non-Cumulative Special Preferred Stock, 32
     shares authorized, issued and outstanding
     at March 31, 1997 and December 31, 1996;
     liquidation value of $430 at
     March 31, 1997 and December 31, 1996............         32          32
  Common stock, $.01 par value; 100,000 shares
     authorized; 22,650 and 22,459 issued at March
     31, 1997 and December 31, 1996, respectively....        226         225
  Capital in excess of par value.....................     41,487      41,039
  Retained earnings..................................     10,328       6,350
  Less: Treasury stock, at cost; 747 shares..........     (2,177)     (2,177)
                                                        --------    --------
   Total stockholders' equity........................     49,901      45,474
                                                        --------    --------
    Total liabilities and stockholders' equity.......   $ 64,793    $ 57,532
                                                        ========    ========

     The accompanying notes are an integral part of these financial statements.

                        PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in 000's, except per share amounts)
                                 (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          1997         1996
                                                        --------     --------
 Revenues:
  Contract premiums..................................   $ 16,219     $ 10,304
  Associate services.................................      2,700        1,251
  Interest income....................................        381          283
  Other..............................................        425          516
                                                        --------     --------
                                                          19,725       12,354
                                                        --------     --------
Costs and expenses:
  Contract benefits..................................      5,447        3,598
  Commissions........................................      3,483        2,423
  General and administrative.........................      1,888        1,178
  Associate services and direct marketing expenses...      2,289          991
  Depreciation.......................................        161          138
  Premium taxes......................................        333           72
                                                        --------     --------
                                                          13,601        8,400
                                                        --------     --------

Income before income taxes...........................      6,124        3,954
Provision for income taxes...........................      2,143        1,384
                                                        --------     --------
Net income...........................................      3,981        2,570
Less dividends on preferred shares...................          3            4
                                                        --------     --------
Net income applicable to common shares...............   $  3,978     $  2,566
                                                        ========     ========

Earnings per common and common equivalent share......   $    .18     $    .12
                                                        ========     ========
Earnings per common share - assuming full dilution...   $    .18     $    .12
                                                        ========     ========

     The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in 000's)
                                 (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                           1997         1996
                                                       -----------   ---------
Cash flows from operating activities:
Net income...........................................   $  3,981     $  2,570
Adjustments to reconcile net income to net cash
  provided
  by operating activities:
   Depreciation and amortization.....................        161          138
   Provision for deferred income taxes...............      2,143        1,384
   Provision for associate stock options.............          -          318
   Increase in accrued contract income...............       (141)         (89)
   Increase in commission advances...................     (4,601)      (4,314)
   Decrease (increase) in other assets...............         28          (61)
   Increase in contract benefits.....................        222          122
   Increase (decrease) in accounts payable and
      accrued expenses................................       469         (198)
                                                        --------     --------
   Net cash provided by (used in) operating
  activities.........................................      2,262         (130)
                                                        --------     --------

Cash flows from investing activities:
  Additions to property and equipment................       (138)        (205)
  Purchases of investments...........................          -         (506)
                                                        --------     --------
    Net cash used in investing activities............       (138)        (711)
                                                        --------     --------

Cash flows from financing activities:
  Proceeds from sale of common and preferred stock...        449          622
  Dividends paid on preferred stock..................         (3)          (4)
                                                        --------     --------
    Net cash provided by financing activities........        446          618
                                                        --------     --------

Net increase in cash and unpledged cash equivalents..      2,570         (223)
Cash and cash equivalents at beginning of period.....     14,831       14,489
                                                        --------     --------
Cash and cash equivalents at end of period...........   $ 17,401     $ 14,266
                                                        ========     ========

Supplemental disclosure of cash flow information:
  Cash paid for interest.............................   $      3     $      1
                                                        ========     ========

     The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The consolidated balance sheet as of March 31, 1997, the related statements of income and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996 are unaudited; in the opinion of management, they include all adjustments necessary for a fair presentation of such financial statements.

         These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Company's financial statements and notes included in the 1996 Annual Report on Form 10-K. Certain reclassifications have been made to conform to current year presentation.

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

         Statement of Financial Accounting Standards 128, Earnings Per Share, ("SFAS 128") was issued in February, 1997. This statement provides new accounting and reporting standards for earnings per share and will replace the currently used primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all stock options and other stock-based awards, as well as convertible securities, were exercised and converted into common stock. SFAS 128, effective for year-end 1997 financial statements, requires that prior period earnings per share be restated. The Company does not expect adoption of this statement to have a material impact on earnings per common share amounts.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company reported net income applicable to common shares of $4.0 million, or $.18 per share, assuming full dilution, for the three months ended March 31, 1997 compared to $2.6 million, or $.12 per share, for the comparable period of 1996. As a percentage of total revenues, net income applicable to common shares was 20.2% for the three months ended March 31, 1997, down slightly from 20.8% for the comparable period of 1996. The decline in this margin is attributable to increased expenses associated with the implementation of a new program which became available in January, 1997. The new combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new membership sales per associate. The positive impact of the program is reflected in the increase in new memberships written and new sales associates recruited per Fast Start associate.

         Revenues rose 60% to $19.7 million from $12.4 million for the prior year's comparable period. Income before income taxes for the first three months of 1997 increased 55% to $6.1 million, or 31% of revenues, from $4.0 million, or 32% of revenues for the comparable period of 1996.

         Contract premiums totaled $16.2 million during the first three months of 1997 compared to $10.3 million for the same period of 1996, an increase of 57%. The increase in contract premiums was primarily the result of increased new membership sales resulting in a higher number of active memberships in force. New membership sales during the three months of 1997 were 62,307 compared to 40,965 during the 1996 period, an increase of 52%. At March 31, 1997, there were 324,801 active memberships in force compared to 224,085 at March 31, 1996, an increase of 45%. Contract premiums and their impact on total revenues in any period are determined directly by the number and the average premium of active memberships in force during any such period. The active memberships in force are determined by both the number of new memberships sold in any period together with the persistency, or renewal rate, of existing memberships. The Company's overall membership persistency rate varies based on, among other factors, the relative age of total memberships in force. From 1981 through the year ended
December 31, 1996, the Company's annual membership persistency rates have averaged approximately 76%.

         Associate services revenue increased from $1.3 million for the first three months of 1996 to $2.7 million during the same period of 1997 primarily as a result of Fast Start which resulted in the Company receiving training fees of approximately $1.1 million during the first quarter of 1997. Fast Start requires a training fee of $184 per new associate ($25 for a limited time period for existing associates) and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. The $1.1 million in training fees was comprised of $184 from each of approximately 4,200 new sales associates who elected to participate in Fast Start and training fees of $25 from each of approximately 14,500 existing associates who participated in the program. New associates enrolled during the first three months of 1997 were 14,833 compared to 17,271 for the same period of 1996, a decrease of 14%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Interest income increased 35% to $381,000 during the three months ended March 31, 1997 from $283,000 for the comparable period of 1996 as a result of increases in the average investments outstanding and higher interest rates on investments. At March 31, 1997 the Company had $22.4 million in cash and investments compared to $18.5 million at March 31, 1996.

         Contract benefits totaled $5.4 million for the first three months of 1997 compared to $3.6 million for the same period of 1996, an increase of 51%. However, the loss ratio, which represents contract benefit costs as a percentage of contract premiums, for the 1997 period decreased to 33.6% from 34.9% for the comparable period of 1996 and is expected to remain near 35% as the portion of active memberships which provide for a capitated benefit continues to increase.

         Commissions were $3.5 million for the first three months of 1997 compared to $2.4 million for the same period of 1996, but decreased, as a percentage of contract premiums, from 23.5% to 21.5% primarily as a result of additional commission expense of $318,000 during the 1996 period related to the issuance of stock options to sales associates. Commission expense, as a percentage of Contract premiums, is expected to gradually increase to near 25% of contract premiums in future years as a result of changes in the commission structure for memberships sold after March 1, 1995.

         General and administrative expenses during the 1997 and 1996 three month periods were $1.9 million and $1.2 million, respectively, and represented 11.6% and 11.4% of contract premiums for such periods. These expenses are expected to remain at or near these levels and gradually decrease as a percentage of contract premiums as a result of certain economies of scale pertaining to the Company's operations.

         Associate services and direct marketing expenses increased to $2.3 million for the first three months of 1997 from $1.0 million for the same period of 1996 as a result of approximately $598,500 in Fast Start training bonuses paid, additional costs of supplies due to increased purchases by associates and higher administrative staffing requirements. These expenses also include the costs of providing associate services and marketing costs other than commissions which are directly associated with new membership sales.

         Due to property and equipment additions during 1996, depreciation increased from $138,000 during the first three months of 1996 to $161,000 for the first three months of 1997. Premium taxes increased $261,000 to $333,000 for the first quarter of 1997 from $72,000 for the comparable prior year period primarily as a result of a $200,000 accrual related to prior years tax assessment.

         The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of contract premiums, for the first nine months of 1997 was 35.2% compared to 35.6% for the comparable period of 1996 resulting in a combined loss and expense ratio of 68.87% for the first three months of 1997 compared to 70.5% for the same period of 1996. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         The Company has recorded a provision for income taxes of $2.1 million (35% of pretax income) for the first three months of 1997 compared to $1.4 million (35% of pretax income) for the same period of 1996. The 1997 and 1996 provision reflect the Company's expectation that it more likely than not will not be able to realize the future tax benefit of certain of its net operating loss carryforwards primarily as a result of tax deductions attributable to expected levels of commissions to be paid on new Contract sales.

         Dividends paid on outstanding preferred stock during the first three months of 1997 were $3,498 compared to $3,769 during the same period of 1996. This decrease is attributable to the conversion of shares of $3.00 Cumulative Convertible Preferred Stock into common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated net cash provided by operating activities was $2.3 million for the first three months of 1997 compared to net cash used in operations of $130,000 for the 1996 period. The increase of $2.4 million in cash provided by operations during the first three months of 1997 compared to the same period of 1996 resulted primarily from increases in net income of $1.4 million, increases in deferred income taxes of $759,000, increases in accounts payable and accrued expenses of $667,000 and only partially reduced by an increase in commission advances of $287,000 related to the increase in new membership enrollments.

         The Company had consolidated working capital of $26.9 million at March 31, 1997, an increase of $3.5 million compared to consolidated working capital of $23.4 million at December 31, 1996 and an increase of $7.9 million compared to March 31, 1996 working capital of $19.0 million.

         The Company has an unsecured revolving credit agreement with Bank One, Texas under which the Company may borrow up to $5 million, as determined by the borrowing base defined by the agreement, through July 1997. The borrowing base is determined by a formula based on 80% of the net cash flow from certain of the Company's membership contracts that have been in existence for 18 months or more. At March 31, 1997, the borrowing base was $5.0 million. Under the agreement, the interest rate, at the option of the Company, is at the bank's base lending rate or an adjusted London interbank rate and is determined at the time of borrowing. Interest is to be paid monthly and any outstanding principal, unless converted to an 18 month term loan upon the occurrence of certain events, comes due in its entirety on July 1, 1997. The agreement contains restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. To date, the Company has not borrowed under the bank credit agreement.

         The Company advances significant commissions at the time a Contract is sold. During the three months ended March 31, 1997 the Company advanced commissions of $7.8 million on new membership sales compared to $6.2 million for the same period of 1996. Since approximately 92% of Contract premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Contract is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Contract until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $3.0 million and $1.9 million for the three month periods ended March 31, 1997 and 1996, respectively. The Company has recorded an allowance of $3.6 million to provide for estimated uncollectible balances which includes an increase in the allowance of $200,000 during the three months ended March 31, 1997.

         The Company believes that it has significant ability to finance expected future growth in membership sales based on its existing amount of cash and unpledged investments at March 31, 1997 in the amount of $19.7 million and the unused revolving credit agreement availability of $5.0 million.

         Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate Contracts as insurance or specialized legal expense products. The most significant of these wholly-owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements, if any, of either PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures.


                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

(c)  Recent Sales of Unregistered Securities:
     On January 8, 1997, the Company issued to a sales associate of the Company a total of 2,500 shares of Common Stock upon exercise of outstanding warrants to purchase Common Stock at an exercise price of $8.25 per share. Such warrants were issued in connection with the achievement of certain sales levels within the Company.

     Between January 13, 1997 and January 16, 1997, the Company issued to assignees of Roger T. Staubach a total of 7,000 shares of Common Stock upon exercise of outstanding warrants to purchase Common Stock at an exercise price of $.50 per share. Such warrants were issued by the Company during 1993 in connection with a marketing services agreement entered into between the Company and Mr. Staubach.

     All such shares of Common Stock were issued without registration under the Securities Act of 1933 in reliance on the exemption under Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

      No.                 Description
      11.1                Statement Regarding Computation of Per Share Earnings

      27.1                Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997.




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PRE-PAID LEGAL SERVICES, INC.



Date: May 14, 1997                        /s/ Harland C. Stonecipher
                                          -------------------------------------
                                          Harland C. Stonecipher
                                          Chairman and Chief  Executive Officer
                                          (Principal Executive Officer)

Date: May 14, 1997                        /s/ Randy Harp
                                          -------------------------------------
                                          Randy Harp
                                          Chief Financial Officer and
                                          Chief Operating Officer
                                          (Principal Financial Officer)

Date: May 14, 1997                        /s/ Kathy Pinson
                                          -------------------------------------
                                          Kathy Pinson
                                          Controller
                                          (Principal Accounting Officer)

                            EXHIBIT INDEX


  No.                                Description
--------     --------------------------------------------------------

 11.1        Statement Regarding Computation of Per Share Earnings
 27.1        Financial Data Schedule