Form 10-K/A
period 1996-12-31
PRE PAID LEGAL SERVICES INC
filed 1997-06-24
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                  Amendment No. 1
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1996, as set forth below and in the pages attached hereto.

     Part IV, Item 14 - "Exhibits and Reports on Form 8-K" is amended (i) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Ownership and Thrift Plan and Trust ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 1996, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the Consent of Deloitte & Touche LLP relating to the use of their report which is included as part of Exhibit 99.1.

     The full text of Item 14 and the Exhibit Index, as amended, referred to therein are as set forth below.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

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

Date:  June 23, 1997




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

   +*10.6 Stock Option Plan, as amended and restated effective December 12, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

    *10.7 Demand Note of Wilburn L. Smith and Carol Smith dated December 11, 1992 in favor of the Company (Incorporated by reference to Exhibit 10.15 of the Company's Form SB-2 filed February 8, 1994)

    *10.8 Security Agreement between the Company, Wilburn L. Smith and Carol Smith dated December 11, 1992 ((Incorporated by reference to Exhibit 10.16 of the Company's Form SB-2 filed February 8,
                1994)

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

   ++99.1 Financial information relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust, as required by Form 11-K for the fiscal year of the plan ended December 31, 1996.








--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
+   Previously filed.
++  Filed herewith.