Form 10-Q
period 1997-06-30
PRE PAID LEGAL SERVICES INC
filed 1997-07-29
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the transition period from __________ to __________

Commission File Number:    1-9293

         --------------------------------------------------------------


                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               Oklahoma                                 73-1016728
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


         321 East Main Street
            Ada, Oklahoma                             74821-0145
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

                  Yes    X          No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 25, 1997:

    Common Stock            $.01 par value               22,233,595

                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS
                                  --------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS

                                                         June 30,   December 31,
                                                           1997          1996
                                                        ------------------------
                                                        (Unaudited)
Current assets:
  Cash .............................................       $19,586      $14,831
  Held-to-maturity short-term investments ..........           500          500
  Accrued membership income ........................         2,001        1,710
  Commission advances - current portion ............        12,235        9,108
                                                           -------      -------
    Total current assets ...........................        34,322       26,149
                                                           -------      -------
  Held-to-maturity investments .....................         2,943        1,757
  Investments pledged ..............................         2,772        2,772
  Commission advances, net .........................        28,974       21,744
  Property and equipment, net ......................         2,925        2,955
  Other ............................................         2,229        2,155
                                                           -------      -------
      Total assets .................................       $74,165      $57,532
                                                           =======      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits ..............................       $ 2,334      $ 1,862
  Accounts payable and accrued expenses ............         1,720          912
                                                           -------      -------
    Total current liabilities ......................         4,054        2,774
Deferred income taxes ..............................        13,772        9,284
                                                           -------      -------
      Total liabilities ............................        17,826       12,058
                                                           -------      -------
Stockholders' equity:
  Preferred stock, $1 par value; authorized 400 shares;
   issued and outstanding as follows:
    $3.00 Cumulative Convertible Preferred Stock,
     authorized 5 shares; shares outstanding;
      liquidation value of $78 at June 30, 1997 and $84
      at December 31, 1996, respectively ...............         5            5
  Special  preferred  stock,  $1 par value;  authorized
   500 shares, issued and outstanding in one series
    designated as follows:
     $1.00 Non-Cumulative Special Preferred Stock, 32
     shares authorized, issued and outstanding at
     June 30, 1997 and December 31, 1996;  liquidation
     value of $413 at June 30, 1997 and $430 at
     December 31, 1996 ...............................          32           32
Common stock, $.01 par value; 100,000 shares authorized;
     22,952 and 22,459 issued at June 30, 1997 and
      December 31, 1996, respectively .................        230          225
Capital in excess of par value ........................     43,570       41,039
Retained earnings .....................................     14,679        6,350
Less: Treasury stock, at cost; 747 shares .............     (2,177)      (2,177)
                                                          --------     --------
  Total stockholders' equity ..........................     56,339       45,474
                                                          --------     ---------
    Total liabilities and stockholders' equity ........   $ 74,165     $ 57,532
                                                          ========     ========


    The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                               1997       1996
                                                             -------    -------
Revenues:
  Membership premiums ..................................     $34,609    $22,565
  Associate services ...................................       5,635      2,854
  Interest income ......................................         745        597
  Other ................................................         935        875
                                                             -------    -------
                                                              41,924     26,891
                                                             -------    -------
Costs and expenses:
  Membership benefits ..................................      11,634      7,579
  Commissions ..........................................       7,570      5,041
  General and administrative ...........................       3,983      2,798
  Associate services and direct marketing expenses .....       5,100      2,222
  Depreciation .........................................         325        266
  Premium taxes ........................................         488        169
                                                             -------    -------
                                                              29,100     18,075
                                                             -------    -------

Income before income taxes .............................      12,824      8,816
Provision for income taxes .............................       4,488      3,086
                                                             -------    -------
Net income .............................................       8,336      5,730
Less dividends on preferred shares .....................           7          8
                                                             -------    -------
Net income applicable to common shares .................     $ 8,329    $ 5,722
                                                             =======    =======

Earnings per common and common equivalent share ........     $   .37    $   .26
                                                             =======    =======
Earnings per common share - assuming full dilution .....     $   .37    $   .26
                                                             =======    =======



    The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)



                                                             Three Months Ended
                                                                   June 30,
                                                            -------------------
                                                              1997        1996
                                                            --------    -------
Revenues:
  Membership premiums ..................................     $18,390    $12,261
  Associate services ...................................       2,935      1,603
  Interest income ......................................         364        314
  Other ................................................         510        359
                                                             -------    -------
                                                              22,199     14,537
                                                             -------    -------
Costs and expenses:
  Membership benefits ..................................       6,187      3,981
  Commissions ..........................................       4,087      2,618
  General and administrative ...........................       2,095      1,620
  Associate services and direct marketing expenses .....       2,811      1,231
  Depreciation .........................................         164        128
  Premium taxes ........................................         155         97
                                                             -------    -------
                                                              15,499      9,675
                                                             -------    -------

Income before income taxes .............................       6,700      4,862
Provision for income taxes .............................       2,345      1,702
                                                             -------    -------
Net income .............................................       4,355      3,160
Less dividends on preferred shares .....................           4          4
                                                             -------    -------
Net income applicable to common shares .................     $ 4,351    $ 3,156
                                                             =======    =======

Earnings per common and common equivalent share ........     $   .19    $   .14
                                                             =======    =======
Earnings per common share - assuming full dilution .....     $   .19    $   .14
                                                             =======    =======


    The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)



                                                              Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                               1997       1996
Cash flows from operating activities:
Net income ..............................................   $  8,336   $  5,730
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation ........................................        325        266
    Provision for deferred income taxes .................      4,488      3,086
    Provision for associate stock options ...............         --        318
    Increase in accrued membership income ...............       (291)      (283)
    Increase in commission advances .....................    (10,357)    (9,843)
    Increase in other assets ............................        (74)      (274)
    Increase in membership benefits .....................        472        256
    Increase in accounts payable and accrued expenses ...        808         74
                                                            --------   --------
      Net cash provided by (used in) operating activities      3,707       (670)
                                                            --------   --------

Cash flows from investing activities:
  Additions to property and equipment ...................       (295)      (344)
  Purchases of investments ..............................     (1,301)    (1,082)
  Maturities of investments .............................        115        400
                                                            --------   --------
      Net cash used in investing activities .............     (1,481)    (1,026)
                                                            --------   --------

Cash flows from financing activities:
  Proceeds from sale of common and preferred stock ......      2,536      1,376
  Dividends paid on preferred stock .....................         (7)        (8)
                                                            --------   --------
      Net cash provided by financing activities .........      2,529      1,368
                                                            --------   --------

Net increase in cash ....................................      4,755       (328)
Cash at beginning of period .............................     14,831     14,489
                                                            --------   --------
Cash at end of period ...................................   $ 19,586   $ 14,161
                                                            ========   ========

Supplemental disclosure of cash flow information:
  Cash paid for interest ................................   $      6   $      6
                                                            ========   ========
  Cash paid for taxes ...................................   $     --   $     15
                                                            ========   ========



    The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The consolidated balance sheet as of June 30, 1997, the related statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

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

         Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, ("SFAS 130") was issued in June, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130, effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company does not expect adoption of this statement to have a material impact on earnings per common share amounts.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996

         The Company reported net income applicable to common shares of $8.3 million, or $.37 per share assuming full dilution, for the six months ended June 30, 1997 compared to $5.7 million, or $.26 per share, for the comparable period of 1996. As a percentage of total revenues, net income applicable to common shares was 20% in the first six months of 1997, down slightly from 21% in the first six months of 1996. The decline in this margin is attributable to increased expenses associated with the implementation of a new program which became available in January, 1997. The new combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new membership sales per associate. The positive impact of the program is reflected in the increase in new memberships written and new sales associates recruited per Fast Start associate.

         Revenues rose 56% to $41.9 million from $26.9 million for the prior year's comparable period. Income before income taxes for the first half of 1997 increased 45% to $12.8 million, or 31% of revenues, from $8.8 million, or 33% of revenues for the comparable period of 1996.

         Membership premiums totaled $34.6 million during the first half of 1997 compared to $22.6 million for the same period of 1996, an increase of 53%. The increase in membership premiums was primarily the result of increased new membership sales resulting in a higher number of active memberships in force. New membership sales during the first six months of 1997 were 133,607 compared to 92,529 during the 1996 period, an increase of 44%. At June 30, 1997, there were 359,579 active memberships in force compared to 253,091 at June 30, 1996, an increase of 42%. Membership premiums and their impact on total revenues in any period are determined directly by the number and the average premium of active memberships in force during any such period. The active memberships in force are determined by both the number of new memberships sold in any period together with the persistency, or renewal rate, of existing memberships. The Company's overall membership persistency rate varies based on, among other factors, the relative age of total memberships in force. From 1981 through the year ended December 31, 1996, the Company's annual membership persistency rates have averaged approximately 76%.

         Associate services revenue increased from $2.9 million for the first half of 1996 to $5.6 million during the same period of 1997 primarily as a result of Fast Start which resulted in the Company receiving training fees of approximately $2.6 million during the first six months of 1997. Fast Start requires a training fee of $184 per new associate ($25 for a limited time period for existing associates) and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. The $2.6 million in training fees was comprised of $184 from each of approximately 12,100 new sales associates who elected to participate in Fast Start and training fees of $25 from each of approximately 14,500 existing associates who participated in the program. New associates enrolled during the first six months of 1997 were 29,623 compared to 38,087 for the same period of 1996, a decrease of 22%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Interest income increased 25% to $745,000 during the six months ended June 30, 1997 from $597,000 for the comparable period of 1996 as a result of increases in the average investments outstanding and higher interest rates on investments. At June 30, 1997 the Company reported $25.8 million in cash and investments compared to $18.6 million at June 30, 1996.

         Membership benefits totaled $11.6 million for the first half of 1997 compared to $7.6 million for the same period of 1996, an increase of 54%. However, the loss ratio (membership benefits as a percentage of membership premiums) for the 1997 period remained level with the loss ratio for the comparable period of 1996 at 34%. The loss ratio is expected to remain near 35% as the portion of active memberships which provide for a capitated benefit continues to increase.

         Commission expense was $7.6 million for the first half of 1997 compared to $5.0 million for the same period of 1996, but remained level, as a percentage of membership premiums at 22%. Commission expense, as a percentage of membership premiums, is expected to gradually increase to near 25% of membership premiums in future years as a result of changes in the commission structure for memberships sold after March 1, 1995.

         General and administrative expenses during the 1997 and 1996 six month periods were $4.0 million and $2.8 million, and represented 12% of membership premiums for such periods. These expenses are expected to remain at or near these levels and gradually decrease when expressed as a percentage of membership premiums as a result of certain economies of scale pertaining to the Company's operations.

         Associate services and direct marketing expenses increased to $5.1 million for the first half of 1997 from $2.2 million for the same period of 1996 as a result of approximately $1.7 million in Fast Start training bonuses paid, additional costs of supplies due to increased purchases by associates and higher administrative staffing requirements. These expenses also include the costs of providing associate services and marketing costs other than commissions which are directly associated with new membership sales.

         Due to property and equipment additions, depreciation increased from $266,000 during the first six months of 1996 to $325,000 for the first six months of 1997. Premium taxes increased to $488,000 during the first six months of 1997 from $169,000 for the comparable period of 1996, primarily as a result of a $200,000 accrual related to a prior year tax assessment.

         The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of contract premiums, was 35% for both six month periods resulting in a combined loss and expense ratio of 68% for the first half of 1997 compared to 69% for the same period of 1996. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         The Company has recorded a provision for income taxes of $4.5 million (35% of pretax income) for the first half of 1997 compared to $3.1 million (35% of pretax income) for the same period of 1996. The 1997 and 1996 provisions reflect the Company's expectation that it more likely than not will not be able to realize the future tax benefit of certain net operating loss carryforwards primarily as a result of tax deductions attributable to expected levels of commissions to be paid on new membership sales.

         Dividends paid on outstanding preferred stock during the first six months of 1997 decreased to $6,891 from $7,508 during the same period of 1996. This decrease is attributable to the conversion of shares of $3.00 Cumulative Convertible Preferred Stock into common stock.

SECOND QUARTER OF 1997 COMPARED TO THE SECOND QUARTER OF 1996

         The results of operations in the second quarter of 1997, compared to the second quarter of 1996, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first six months of 1997 compared to the first six months of 1996.

         Total revenues increased 53% or approximately $7.7 million to $22.2 million in the second quarter of 1997 compared to $14.5 million in the second quarter of 1996, primarily as a result of increases in membership premiums. The membership premium increase of 50% primarily resulted from an increase in the number of average active memberships during the second quarter of 1997 compared to the similar period in 1996.

         Membership benefits totaled $6.2 million in the 1997 second quarter compared to $4.0 million in the 1996 second quarter and resulted in a loss ratio of 34% and 32%, respectively. The Company's expense ratio for the second quarter of 1997 was 34% compared to 35% for the 1996 second quarter resulting in a combined loss and expense ratio of 68% for both periods. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         The above factors resulted in a 1997 second quarter net income applicable to common shares of $4.4 million, or $.19 per share, assuming full dilution compared to $3.2 million, or $.14 per share, for the second quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Consolidated net cash provided by operating activities was $3.7 million for the first six months of 1997 compared to net cash used in operating activities of $670,000 for the 1996 period. The increase of $4.4 million in cash provided by operations during the first six months of 1997 compared to the same period of 1996 resulted primarily from increases in net income of $2.6 million, increases in deferred income taxes of $1.4 million, increases in accounts payable and accrued expenses of $734,000 and only partially reduced by an increase in commission advances of $514,000 related to the increase in new membership enrollments.

         The Company had consolidated working capital of $30.3 million at June 30, 1997, an increase of $6.9 million compared to consolidated working capital of $23.4 million at December 31, 1996 and an increase of $10.2 million compared to consolidated working capital of $20.1 million at June 30, 1996.

         The Company advances significant commissions at the time a Membership is sold. During the six months ended June 30, 1997, the Company advanced commissions of $17.2 million on new membership sales compared to $14.1 million for the same period of 1996. Since approximately 92% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $6.6 million and $4.1 million for the six month periods ended June 30, 1997 and 1996, respectively. The Company has recorded an allowance of $3.7 million to provide for estimated uncollectible balances which includes an increase in the allowance of $300,000 during the six months ended June 30, 1997.

         The Company's unsecured $5 million revolving credit agreement with Bank One, Texas expired July 1, 1997. The Company had never borrowed under this agreemewnt and is currently evaluating the need for such a credit facility. Should the determiniation be made that such a facility is warranted, the Company expects such a credit agreement with similar terms could be arranged in a timely manner.

         Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate memberships as insurance or specialized legal expense products. The most significant of these wholly-owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of either PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

(c)   Recent Sales of Unregistered Securities:

     On May 6, 1997 and June 20, 1997, the Company issued to two sales associates of the Company a total of 5,000 shares (2,500 shares each) of Common Stock upon exercise of outstanding warrants to purchase Common Stock at an exercise price of $8.25 per share. Such warrants were issued in connection with the achievement of certain sales levels within the Company.

     Between May 6, 1997 and May 28, 1997, the Company issued to assignees of Roger T. Staubach a total of 58,000 shares of Common Stock upon exercise of outstanding warrants to purchase Common Stock at an exercise price of $.50 per share. Such warrants were issued by the Company during 1993 in connection with a marketing services agreement entered into between the Company and Mr. Staubach.

     On May 13, 1997, the Company granted to Francis A. Tarkenton, a director of the Company, options to purchase 120,000 shares of the Company's Common Stock at an exercise price of $16.75 per share (the closing sale price of the Common Stock on the date of the grant as reported by the American Stock Exchange). The options were granted in recognition of Mr. Tarkenton's efforts in furtherance of the Company's marketing activities, including Mr. Tarkenton's agreement to participate in certain of the Company's sales associate marketing rallies.

     All  such  options  and  shares  of  Common   Stock  were  issued   without
     registration under the Securities Act of 1933 in reliance on the exemption under Section 4(2) thereof.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 Annual Meeting of Shareholders of the Company was held on May 23, 1997. The following matters were submitted to a vote of the Company's shareholders:

1. The election of two directors for a term of three years. The results of the election for each such director are as follows:

                                                      Abstentions and
                                    Votes For         Votes Withheld
                                    ---------         --------------

           Kathleen S. Pinson      15,987,759           132,325
           Charles H. Walls        15,983,937           133,565

     The Board of Directors of the Company consists of seven members and is divided into three classes as nearly equal in size as possible, with the term of office of one class expiring each year. The terms of the other five directors of the Company did not expire at the Annual Meeting. The names of such directors and the year of expiration of their respective terms are as follows: Peter K. Grunebaum - 1998; Randy Harp - 1998; Francis A. Tarkenton
     - 1998; Harland C. Stonecipher - 1999; and Wilburn Smith - 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

       No.         Description
      10.1 Stock Option Agreement dated May 13, 1997 between the Company and Francis A. Tarkenton

      11.1        Statement Regarding Computation of Per Share Earnings

      27.1        Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PRE-PAID LEGAL SERVICES, INC.



Date: July 28, 1997                         /s/ HARLAND C. STONECIPHER
                                            ------------------------------------
                                            Harland C. Stonecipher
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date: July 28, 1997                         /s/ RANDY HARP
                                            ------------------------------------
                                            Randy Harp
                                            Chief Financial Officer and
                                            Chief Operating Officer
                                            (Principal Financial Officer)



Date: July 28, 1997                         /s/ KATHY PINSON
                                            ------------------------------------
                                            Kathy Pinson
                                            Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX


  No.                            Description
 10.1 Stock Option Agreement dated May 13, 1997 between the Company and Francis A. Tarkenton


 11.1        Statement Regarding Computation of Per Share Earnings


 27.1        Financial Data Schedule