Form 10-Q
period 1997-09-30
PRE PAID LEGAL SERVICES INC
filed 1997-10-31
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                       or

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
                  Yes   _X_          No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 24, 1997:

        Common Stock            $.01 par value               22,375,758

                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS


                                                      September 30, December 31,
                                                           1997         1996
                                                      ------------  -----------
                                                       (Unaudited)
Current assets:
  Cash ...............................................   $20,959      $14,831
  Held-to-maturity short-term investments ............       500          500
  Accrued membership income ..........................     2,108        1,710
  Commission advances - current portion ..............    14,042        9,108
                                                         -------      -------
     Total current assets ............................    37,609       26,149
  Held-to-maturity investments .......................     3,493        1,757
  Investments pledged ................................     2,772        2,772
  Commission advances, net ...........................    33,543       21,744
  Property and equipment, net ........................     3,181        2,955
  Other ..............................................     2,146        2,155
                                                         -------      -------
     Total assets ....................................   $82,744      $57,532
                                                         =======      =======



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits.................................   $ 2,557      $ 1,862
  Accounts payable and accrued expenses...............     1,793          912
                                                         -------      -------
   Total current liabilities..........................     4,350        2,774
Deferred income taxes.................................    16,456        9,284
                                                         -------      -------
    Total liabilities.................................    20,806       12,058
                                                         =======      =======
Stockholders' equity:
  Preferred stock, $1 par value; authorized 400
   shares; issued and
   outstanding as follows:
    $3.00 Cumulative Convertible Preferred Stock,
     authorized 5 shares; 5 shares outstanding;
     liquidation value of $77 at September 30, 1997
     and $84 at December 31, 1996, respectively.......         5            5
  Special preferred stock, $1 par value; authorized
   500 shares, issued and
   outstanding in one series designated as follows:
    $1.00 Non-Cumulative Special Preferred Stock, 31
     and 32 shares authorized, issued and outstanding
     at September 30, 1997 and December 31, 1996,
     respectively; liquidation value of $413 at
     September 30, 1997 and $430 at December 31, 1996.        31           32
  Common stock, $.01 par value; 100,000 shares
   authorized; 23,017 and 22,459 issued at September 30,
   1997 and December 31, 1996, respectively...........       230          225
  Capital in excess of par value......................    44,190       41,039
  Retained earnings...................................    19,659        6,350
  Less: Treasury stock, at cost; 747 shares...........    (2,177)      (2,177)
                                                        --------     --------
   Total stockholders' equity.........................    61,938       45,474
                                                        --------     --------
    Total liabilities and stockholders' equity........  $ 82,744     $ 57,532
                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

                       PRE-PAID LEGAL SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in 000's, except per share amounts)
                                 (Unaudited)



                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                           1997         1996
                                                        ---------     --------
 Revenues:
  Membership premiums................................    $ 54,758     $ 35,941
  Associate services.................................       8,777        4,246
  Interest income....................................       1,152          960
  Other..............................................       1,436        1,291
                                                         --------     --------
                                                           66,123       42,438
                                                         --------     --------

Costs and expenses:
  Membership benefits................................      18,110       11,987
  Commissions........................................      11,988        8,104
  General and administrative.........................       6,215        4,501
  Associate services and direct marketing expenses...       8,141        3,354
  Depreciation.......................................         508          394
  Premium taxes......................................         670          276
                                                         --------     --------
                                                           45,632       28,616
                                                         --------     --------

Income before income taxes...........................      20,491       13,822
Provision for income taxes...........................       7,172        4,838
                                                         --------     --------
Net income...........................................      13,319        8,984
Less dividends on preferred shares...................          10           11
                                                         --------     --------
Net income applicable to common shares...............    $ 13,309     $  8,973
                                                         ========     ========

Earnings per common and common equivalent share......    $    .59     $    .40
                                                         ========     ========
Earnings per common share - assuming full dilution...    $    .59     $    .40
                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in 000's, except per share amounts)
                                 (Unaudited)



                                                         Three Months Ended
                                                            September 30,
                                                         --------------------
                                                          1997         1996
                                                         -------     --------
Revenues:
  Membership premiums................................   $ 20,149     $ 13,376
  Associate services.................................      3,142        1,392
  Interest income....................................        407          363
  Other..............................................        501          416
                                                        --------     --------
                                                          24,199       15,547
                                                        --------     --------
Costs and expenses:
  Membership benefits................................      6,476        4,408
  Commissions........................................      4,418        3,063
  General and administrative.........................      2,232        1,703
  Associate services and direct marketing expenses...      3,041        1,132
  Depreciation.......................................        183          128
  Premium taxes......................................        182          107
                                                        --------     --------
                                                          16,532       10,541
                                                        --------     --------

Income before income taxes...........................      7,667        5,006
Provision for income taxes...........................      2,684        1,752
                                                        --------     --------
Net income...........................................      4,983        3,254
Less dividends on preferred shares...................          3            3
                                                        --------     --------
Net income applicable to common shares...............   $  4,980     $  3,251
                                                        ========     ========

Earnings per common and common equivalent share......   $    .22    $     .15
                                                        ========    =========
Earnings per common share - assuming full dilution...   $    .22    $     .15
                                                        ========    =========

   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in 000's)
                                 (Unaudited)



                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                          1997         1996
                                                        --------     --------
Cash flows from operating activities:
Net income...........................................   $ 13,319     $  8,984
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation......................................        508          394
   Provision for deferred income taxes...............      7,172        4,838
   Provision for associate stock options.............        100          318
   Increase in accrued membership income.............       (398)        (248)
   Increase in commission advances...................    (16,733)     (14,004)
   Decrease (increase) in other assets...............          9         (354)
   Increase in membership benefits payable...........        695          285
   Increase (decrease) in accounts payable and
     accrued expenses................................        781         (165)
                                                        --------     --------
    Net cash provided by operating activities........      5,453           48
                                                        --------     --------

Cash flows from investing activities:
  Additions to property and equipment................       (734)        (450)
  Purchases of investments...........................     (1,851)      (1,082)
  Maturities of investments..........................        115          400
                                                        --------     --------
    Net cash used in investing activities............     (2,470)      (1,132)
                                                        --------     --------

Cash flows from financing activities:
  Proceeds from sale of common and preferred stock...      3,155        1,735
  Dividends paid on preferred stock..................        (10)         (11)
                                                        --------     --------
    Net cash provided by financing activities........      3,145        1,724
                                                        --------     --------

Net increase in cash.................................      6,128          640
Cash at beginning of period..........................     14,831       14,489
                                                        --------     --------
Cash at end of period................................   $ 20,959     $ 15,129
                                                        ========     ========

Supplemental disclosure of cash flow information:
  Cash paid for interest.............................   $      6     $      1
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

                       PRE-PAID LEGAL SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in 000's, except per share amounts)
                                 (Unaudited)



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The consolidated balance sheet as of September 30, 1997, the related statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1997 COMPARED TO FIRST NINE MONTHS OF 1996

         The Company reported net income applicable to common shares of $13.3 million, or $.59 per share, assuming full dilution, for the nine months ended September 30, 1997 compared to $9.0 million, or $.40 per share, for the comparable period of 1996. As a percentage of total revenues, net income applicable to common shares was 20% in the nine months ended September 30, 1997, down slightly from 21% in the comparable period of 1996. The decline in this margin is primarily attributable to increased expenses associated with the implementation of a new program which became available in January, 1997. The new combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new membership sales per associate. The positive impact of the program is reflected in the increase in new memberships written and new sales associates recruited per Fast Start associate.

         Revenues rose 56% to $66.1 million from $42.4 million for the prior year's comparable period. Income before income taxes for the first nine months of 1997 increased 48% to $20.5 million, or 31% of revenues, from $13.8 million, or 33% of revenues for the comparable period of 1996.

         Membership premiums totaled $54.8 million during the first nine months of 1997 compared to $35.9 million for the same period of 1996, an increase of 52%. The increase in membership premiums was primarily the result of increased new membership sales resulting in a higher number of active memberships in force. New membership sales during the first nine months of 1997 were 208,087 compared to 142,429 during the 1996 period, an increase of 46%. At September 30, 1997, there were 392,791 active memberships in force compared to 273,211 at September 30, 1996, an increase of 44%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active memberships in force during any such period. The active membership in force are determined by both the number of new memberships sold in any period together with the persistency, or renewal rate, of existing memberships. The Company's overall membership persistency rate varies based on, among other factors, the relative age of total memberships in force. From 1981 through the year ended December 31, 1996, the Company's annual memberships persistency rates have averaged approximately 76%.

         Associate services revenue increased from $4.2 million for the first nine months of 1996 to $8.8 million during the same period of 1997 primarily as a result of Fast Start which resulted in the Company receiving training fees of approximately $4.0 million during the first nine months of 1997. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. The $4.0 million in training fees was comprised of $184 from each of approximately 19,850 new sales associates who elected to participate in Fast Start and training fees of $25 from each of approximately 14,500 existing associates who participated in the program. New associates enrolled during the first nine months of 1997 were 43,861 compared to 54,228 for the same period of 1996, a decrease of 19%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Interest income increased 20% to $1.2 million during the nine months ended September 30, 1997 from $1.0 million for the comparable period of 1996 as a result of increases in the average investments outstanding and higher interest rates on investments. At September 30, 1997 the Company reported $27.7 million in cash and investments compared to $19.6 million at September 30, 1996.

         Membership benefits totaled $18.1 million for the first nine months of 1997 compared to $12.0 million for the same period of 1996, an increase of 51%. However, the loss ratio (membership benefits as a percentage of membership premiums) for the 1997 period remained level with the loss ratio for the comparable period of 1996 at 33%. The loss ratio is expected to remain near 35% as the portion of active memberships which provide for a capitated benefit continues to increase.

         Commissions were $12.0 million for the first nine months of 1997 compared to $8.1 million for the same period of 1996, but decreased, as a percentage of membership premiums, from 23% to 22%. Commission expense, as a percentage of membership premiums, is expected to gradually increase to near 25% of membership premiums in future years as a result of changes in the commission structure for memberships sold after March 1, 1995.

         General and administrative expenses during the 1997 and 1996 nine month periods were $6.2 million and $4.5 million, respectively, and represented 11% and 13% of membership premiums for such periods. These expenses are expected to remain at or near these levels and gradually decrease when expressed as a percentage of membership premiums as a result of certain economies of scale pertaining to the Company's operations.

         Associate services and direct marketing expenses increased to $8.1 million for the first nine months of 1997 from $3.4 million for the same period of 1996 primarily as a result of approximately $3.0 million in Fast Start training bonuses paid, additional costs of supplies due to increased purchases by associates and higher staffing requirements. These expenses also include the costs of providing associate services and marketing costs other than commissions which are directly associated with new membership sales.

         Due to property and equipment additions, depreciation increased from $394,000 during the first nine months of 1996 to $508,000 for the first nine months of 1997. Premium taxes increased to $670,000 during the first nine months of 1997 from $276,000 for the comparable period of 1996, largely as a result of a $200,000 accrual related to a prior year tax assessment.

         The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of membership premiums, was 34% for the first nine months of 1997 compared to 36% for the comparable period of 1996 resulting in a combined loss and expense ratio of 67% for the first nine months of 1997 compared to 69% for the same period of 1996. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         The Company has recorded a provision for income taxes of $7.2 million (35% of pretax income) for the first nine months of 1997 compared to $4.8 million (35% of pretax income) for the same period of 1996. The 1997 and 1996 provision reflect the Company's expectation that it more likely than not will not be able to realize the future tax benefit of its net operating loss carryforwards primarily as a result of tax deductions attributable to expected levels of commissions to be paid on new membership sales.

         Dividends paid on outstanding preferred stock during the first nine months of 1997 were $10,000 compared to $11,000 during the same period of 1996. This decrease is attributable to the conversion of shares of $3.00 Cumulative Convertible Preferred Stock into common stock.

THIRD QUARTER OF 1997 COMPARED TO THE THIRD QUARTER OF 1996

         The results of operations in the third quarter of 1997, compared to the third quarter of 1996, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first nine months of 1997 compared to the first nine months of 1996.

         Total revenues increased 56% or approximately $8.7 million to $24.2 million in the third quarter of 1997 compared to $15.5 million in the third quarter of 1996, primarily as a result of increase in membership premiums The membership premium increase of approximately 51% primarily resulted from an increase in the number of average active memberships during the third quarter of 1997 compared to the similar period in 1996.

         Membership benefits totaled $6.5 million in the 1997 third quarter compared to $4.4 million in the 1996 third quarter and resulted in a loss ratio of 32% and 33%, respectively. The Company's expense ratio for the third quarter of 1997 was 34% compared to 36% for the 1996 third quarter resulting in a combined loss and expense ratio of 66% for the third quarter of 1997 compared to 69% for the same period of 1996. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         The above factors resulted in a 1997 third quarter net income applicable to common shares of $5.0 million, or $.22 per share assuming full dilution, compared to $3.3 million, or $.15 per share, for the third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated net cash provided by operating activities was $5.5 million for the first nine months of 1997 compared to $48,000 for the 1996 period. The increase of $5.4 million in cash provided by operations during the first nine months of 1997 compared to the same period of 1996 resulted primarily from increases in net income of $4.3 million, increases in deferred income taxes of $2.3 million, increases in accounts payable and accrued expenses of $946,000 and only partially reduced by an increase in commission advances of $2.7 million related to the increase in new membership enrollments.

         The Company had consolidated working capital of $33.3 million at September 30, 1997, an increase of $9.9 million compared to consolidated working capital of $23.4 million at December 31, 1996 and an increase of $10.7 million compared to September 30, 1996 working capital of $22.6 million.

         The Company advances significant commissions at the time a membership is sold. During the nine months ended September 30, 1997, the Company advanced commissions of $27.6 million on new membership sales compared to $19.7 million for the same period of 1996. Since approximately 92% of membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the membership until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $10.6 million and $5.2 million for the nine month periods ended September 30, 1997 and 1996, respectively. The Company has recorded an allowance of $3.7 million to provide for estimated uncollectible balances which includes an increase in the allowance of $300,000 during the nine months ended September 30, 1997.

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

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

(c)   Recent Sales of Unregistered Securities:

     On July 10, 1997, the Company issued to a current non-employee director a total of 3,500 shares of Common Stock upon exercise of outstanding warrants at a weighted average exercise price of $1.90 per share. Such warrants were issued by the Company during 1994 at the then current market value in connection with the non-employee director's attendance at meetings of the Board of Directors.

     On August 12, 1997, the Company issued to assignees of Roger T. Staubach a total of 3,000 shares of Common Stock upon exercise of outstanding warrants to purchase Common Stock at an exercise price of $.50 per share. Such warrants were issued by the Company during 1993 in connection with a marketing services agreement entered into between the Company and Mr. Staubach.

     On October 6, 1997, the Company issued to the spouse and son of a former non-employee director a total of 100,000 shares (50,000 shares each) of Common Stock upon exercise of outstanding warrants at a weighted average exercise price of $.50 per share. Such warrants were issued by the Company during 1989 in connection with the non-employee director's services to the Company.

     All  such  options  and  shares  of  Common   Stock  were  issued   without
     registration under the Securities Act of 1933 in reliance on the exemption under Section 4(2) thereof.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

                No.        Description
                ----       ------------

                11.1       Statement Regarding Computation of Per Share Earnings

                27.1       Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PRE-PAID LEGAL SERVICES, INC.



Date: October 30, 1997                    /s/ HARLAND C. STONECIPHER
                                          --------------------------
                                          Harland C. Stonecipher
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)


Date: October 30, 1997                    /s/ RANDY HARP
                                          --------------------------
                                          Randy Harp
                                          Chief Financial Officer and
                                          Chief Operating Officer
                                          (Principal Financial Officer)


Date: October 30, 1997                    /s/ KATHY PINSON
                                          ----------------
                                          Kathy Pinson
                                          Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


  No.                        Description
  ---                        -----------


 11.1        Statement Regarding Computation of Per Share Earnings

 27.1        Financial Data Schedule