Form 10-K
period 1997-12-31
PRE PAID LEGAL SERVICES INC
filed 1998-02-18
CIK 311657

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF   1934

For the transition period from _____________ to ____________

Commission File Number: 1-9293
          ______________________________________________________________

                           PRE-PAID LEGAL SERVICES, INC.
              (Exact name of registrant as specified in its charter)
                    Oklahoma                                 73-1016728
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                  321 East Main
                  Ada, Oklahoma                                 74820
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code:  (580) 436-1234

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of the filing: As of February 3, 1998 - $843,262,424.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 3, 1998 there were 22,404,853 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Company's definitive proxy statement for its 1998 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.

                         PRE-PAID LEGAL SERVICES, INC.
                                  FORM 10-K

                     For the year ended December 31, 1997


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

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         General
         Results of Operations:
            1997 compared to 1996
            1996 compared to 1995
         Liquidity and Capital Resources

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE


PART III. **


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

SIGNATURES





**  Information  required  by Part III is  incorporated  by  reference  from the
Company's   definitive   proxy   statement  for  its  1998  annual   meeting  of
shareholders.

                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997



Forward Looking Statements
         All statements in this report concerning the Company other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of December 31, 1997 and other information currently available to management The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Contracts, Contract persistency, regulation and competition risks and the risk relating to the continued active participation of its principal executive officer, Harland C. Stonecipher. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.


                                     PART I.

ITEM 1.      DESCRIPTION OF BUSINESS
------------------------------------

General

         Pre-Paid Legal Services, Inc. (the "Company") was one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. The Company's predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, the Company was formed and acquired its predecessor in a stock exchange. The Company began offering memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 the Company implemented a legal expense benefit which provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. The Company's legal expense plans (referred to as "Contracts") currently provide for or reimburse a portion of the legal fees associated with a variety of legal services in a manner similar to medical reimbursement plans. At December 31, 1997, the Company had 425,381 Contracts in force with members in all 50 states, and the District of Columbia. Approximately 94% of such Contracts were in 27 states.

Industry Overview

         Legal service plans, while used in Europe for many years, were first developed in the United States in the late 1960s. Since that time, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. According to estimates developed by the National Resource Center for Consumers of Legal Services ("NRC"), there were 105 million Americans entitled to service through at least one legal service plan in 1997, compared to 4 million in 1981, 15 million in 1985, 58 million in 1990 and 98 million in 1996. The legal service plan industry continues to evolve and market acceptance of legal service plans, as indicated by the recent growth in the number of individuals covered by plans, is increasing.

         Legal service plans are offered through various organizations and marketing methods and contain a wide variety of benefits. The types of plans offered include "free" plans which generally provide limited benefits on an automatic enrollment basis without any direct cost to the individual user. Free plans include those sponsored by labor unions, the American Association of Retired Persons, the National Education Association and military services and, according to NRC estimates, accounted for approximately 50% of covered persons in 1997. The NRC estimates that an additional 29% are covered by employee assistance plans which are also automatic enrollment plans without direct cost to participants designed to provide limited telephonic access to attorneys for members of employee groups. Employer paid plans pursuant to which more comprehensive benefits are offered by the employer as a fringe benefit are estimated by the NRC to account for approximately 6% of covered persons in 1997.

         According to the NRC, the remaining covered persons in 1997 were covered by individual enrollment plans, other employment based plans, including voluntary payroll deduction plans, and miscellaneous plans. These plans were estimated by the NRC to account for approximately 15% of the market in 1997 and represent the market segment in which the Company primarily competes. According to the NRC, these plans typically have more comprehensive benefits, higher utilization, involve higher costs to participants, and are offered on an individual enrollment or voluntary basis.

         Of the current work force covered by legal service plans, only 10% was estimated by the NRC to be covered by plans having benefits comparable to those provided by the Company's Contracts. Accordingly, the Company believes that significant opportunities exist for successful marketing of the Company's Contracts to employee groups and other individual consumers.

Description of Contracts

         Legal  services  have been  offered by the  Company  under two types of
Contracts: closed panel and open panel. Since 1987, substantially all of the Contracts sold by the Company have been closed panel Contracts which allow members to access legal services through a network of independent attorneys ("provider attorneys") under contract with the Company. Provider attorneys are paid a fixed fee on a per capita basis to render services to plan members residing within the state in which the provider attorney is licensed to practice. Because the fixed fee payments by the Company to provider attorneys in connection with closed panel plans do not vary based on the type and amount of benefits utilized by the member, the closed panel plans provide significant advantages to the Company in managing claims risk. At December 31, 1997, closed panel Contracts comprised approximately 91% of the Company's active Contracts. Prior to 1987, the Company sold primarily open panel Contracts which allow members to locate their own attorney to provide legal services available under the Contract with the member's attorney being reimbursed for services rendered based on usual, reasonable and customary fees.

         The family legal plan currently marketed by the Company consists of five basic benefits which provide coverage for a broad range of preventive and litigation-related legal expenses. The family plan accounted for approximately 93% of the outstanding Contracts at December 31, 1997. In addition to the family plan, the Company markets other specialized legal services products specifically related to employment in certain professions. The Commercial Driver Legal Plan, developed in 1986, is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider attorney and provides legal services associated with administrative hearings. The School Teachers Legal Plan, developed in 1993 and marketed to school employees, also provides legal services associated with administrative hearings. The Small Business Owners plan was developed during 1995 and marketed in selected geographical areas. This plan provides business oriented legal service benefits for small businesses with 20 or fewer employees and $2 million or less in gross income per year.

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

         In exchange for a fixed monthly, semi-annual or annual payment, members are entitled to specified legal services. Each Contract, other than the Small Business Legal Defense Plan, is guaranteed renewable, except in the case of fraud or nonpayment of Contract fees. Contracts are automatically renewed at the end of each membership period unless the member cancels prior to the renewal date or fails to make payment on a timely basis.

         The basic legal service plan Contract is sold as a package consisting of five separate benefits known as "Titles." Contracts range in cost from $10.00 to $25.00 per month depending in part on the schedule of benefits, which varies from state to state in compliance with regulatory requirements, and on certain other state regulations. Benefits for most corporate and commercial matters are excluded from open panel Contracts. Benefits for domestic matters, bankruptcy and drug and alcohol related matters are limited in all Contracts.

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

         Title II: Automobile Legal Protection. This benefit offers legal assistance for matters resulting from the operation of a licensed motor vehicle or boat. Members have assistance available to them at no additional cost for:
(a) defense in the court of original jurisdiction of moving traffic violations deemed meritorious, (b) defense in the court of original jurisdiction of any charge of manslaughter, involuntary manslaughter, vehicular homicide or negligent homicide as the result of a licensed motor vehicle or boat accident,
(c) up to 2.5 hours of assistance per incident for collection of minor property damages (up to $2,000) sustained by the member's licensed motor vehicle or boat in an accident, (d) up to 2.5 hours of assistance per incident for collection of personal injury damages (up to $2,000) sustained by the member or covered family member while driving, riding or being struck as a pedestrian by a motor vehicle, and (e) up to 2.5 hours of assistance per incident in connection with an action, including an appeal, for the maintenance or reinstatement of a member's driver's license which has been canceled, suspended, or revoked. No coverage under this Title of the basic legal service plan is offered to members for pre-existing conditions, drug or alcohol related matters, or for commercial vehicles over two axles or no valid operators license.

         Title III: Trial Defense. This Title offers assistance to the member and the member's spouse through an increasing schedule of benefits based on membership year. Up to 60 hours of attorney time are available for the defense of civil or job-related criminal charges in the first membership year. The criminal action must be within the scope and responsibility of employment activities of the member or spouse. Up to 2.5 hours of assistance are available prior to trial, and the balance is available for actual trial services. The schedule of benefits under this Title increases by 60 hours each membership year to: 120 hours in the second membership year, 3 hours of which are available for pre-trial services; 180 hours in the third membership year, 3.5 hours of which are available for pre-trial services; 240 hours in the fourth membership year, 4 hours of which are available for pre-trial services, to the maximum limit of 300 hours in the fifth membership year, 4.5 hours of which are available for pre-trial services. This Title excludes domestic matters, bankruptcy, deliberate criminal acts, alcohol or drug related matters, business matters, and pre-existing conditions.

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

         Title IV: IRS Audit Protection Services. This benefit offers up to 50 hours of legal assistance per year in the event the member, spouse or dependent children receive written notification of an Internal Revenue Service ("IRS") audit or are summoned in writing to appear before the IRS concerning a tax return. The 50 hours of assistance are available in the following circumstances:
(a)  up  to  1  hour  for  initial  consultation,   (b)  up  to  2.5  hours  for
representation in connection with the audit if settlement with the IRS is not reached within 30 days, and (c) the remaining 46.5 hours of actual trial time if settlement is not achieved prior to litigation. Coverage is limited to audit notification received regarding the tax return for years during which the membership is effective. Representation for charges of fraud or income tax evasion, business and corporate tax returns and certain other matters are excluded from this Title.

         With pre-trial benefits limited to 2.5 hours to 4.5 hours based on the membership year under Title III (without the pre-trial option described) and 3.5 hours under Title IV, these Titles do not ensure complete pre-trial coverage. In order to receive additional Title III or IV benefits, a matter must actually proceed to trial. The costs of pre-trial preparation that exceed the benefits under the Contract are the responsibility of the member. Provider attorneys under the closed panel Contract have agreed to provide to members any legal service beyond those stipulated in the Contract at a 25% discount from the provider's customary and usual hourly rate.

         Title II, III and IV benefits available on an open panel plan basis provide comparable benefits with limitations based on fees incurred rather than hours of service.

         Title V: Preferred Member Discount. Provider attorneys under the closed panel Contract have agreed to provide to members any legal services beyond those stipulated in the Contract at a fee discounted 25% from the provider's customary and usual hourly rate.

         Commercial Driver's Legal Plan
         The Commercial Driver's Legal Plan provides coverage on a closed panel plan basis for persons who drive a commercial vehicle. The Company has members covered under the Commercial Driver's Legal Plan in 44 states. The Commercial Driver's Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years ended December 31, 1997, 1996 and 1995, this plan accounted for approximately 2.2%, 3.5% and 4.7%, respectively, of Contract premiums. The Plan is available at the monthly rate of $35.95 or at a group rate of $32.95. Benefits include Title II, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations, bail and arrest bonds, and services for family vehicles.

         Law Officers Legal Plan
         The Law Officers Legal Plan was designed in 1991 to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly rate of $16.00 or at a group rate of $14.95. The Company has members covered under the Law Officers Legal Plan in 21 states. The Law Officers Legal Plan offers the basic plan benefits of Titles I, III, IV and V. Title II is available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider attorney in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings is also available to members as a schedule of benefits which increases with each membership year. The schedule of benefits is similar to that offered under Title III, Trial Defense, including the availability of the optional pre-trial hours described above for an additional $9.00 per month. During the years ended December 31, 1997, 1996 and 1995, the Law Officers Legal Plan accounted for approximately 2.2%, 2.4% and 3.4%, respectively, of the Company's Contract premiums.

         Small Business Legal Defense Plan
         The Small Business Legal Defense plan was developed during 1995 and test marketed in selected geographical areas and more widely marketed beginning in 1996. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and membership in the Fran Tarkenton Small Business NETwork(TM) ("FTSBN"). Through the FTSBN, members may receive products, services and information from a group of affinity partners, including certificates valued at over $2,000 in free and discounted services from such affinity partners. This expanded plan is currently marketed at the monthly rate of $69.00 and provides business oriented legal service benefits for any for-profit business with 20 or fewer employees and $2 million or less in gross annual income. This plan is available in 28 states and represented approximately 2.1% and 2.4% of the Company's Contract premiums during 1997 and 1996, respectively.

Provider Attorneys

         The Company currently markets Contracts primarily on a closed panel basis. Closed panel Contracts allow members to access legal services through a network of independent attorneys under contract with the Company generally referred to as "provider attorneys." Provider attorneys are paid a fixed fee on a per capita basis to render services to plan members residing within the state in which the provider attorney is licensed to practice. Because the fixed fee payments by the Company to provider attorneys in connection with closed panel Contracts do not vary based on the type and amount of benefits utilized by the member, the closed panel Contracts provide significant advantages to the Company in managing claims risk. Prior to 1987, the Company sold Contracts on an open panel basis. Open panel Contracts allow members to locate their own attorney to provide legal services available under the membership. Members' attorneys are reimbursed for services rendered according to a payment schedule commonly termed "usual, reasonable, and customary" relevant to the average cost of legal services in their area. At December 31, 1997, closed panel Contracts comprised approximately 91% of the Company's active memberships while open panel Contracts accounted for the remainder.

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

         Agreements with provider attorney firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice,
(b) permit the Company to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a specified minimum amount of malpractice insurance, (d) preclude the Company from interference with the attorney-client relationship, and (e) provide for periodic review of services provided. The Company is precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, the Company enrolls a group of 500 or more members, or when the agreement is terminated by either party. Provider attorneys are precluded from contracting with other prepaid legal service companies without Company approval. Provider attorneys receive a fixed monthly payment for each closed plan member who are residents in the service area and are responsible for providing the Contract benefits without additional remuneration. If a closed panel Contract provider attorney delivers legal services to an open panel member, the attorney is reimbursed for services rendered according to the open panel membership Contract.

         The Company has had occasional disputes with provider attorneys, some of which have resulted in litigation. Nonetheless, the Company believes that its relations with provider attorneys are generally good. At the end of 1997, the Company had 35 provider attorney firms compared to 30 provider attorney firms at the end of 1996 and 27 at the end of 1995. During the last three years, the Company's relationships with a total of three provider attorney firms were terminated by the Company or the provider attorney firm for reasons other than the lack of a sufficient number of members in the geographic area to support the use of the provider attorney firm.

         The Company's agreements with provider attorney firms require the provider attorney firms to indemnify the Company against liabilities resulting from legal services rendered by the provider attorney firm.

Marketing

         Multi-Level Marketing
         The Company markets Contracts through a multi-level marketing program which encourages individuals to sell Contracts and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Contract is sold and are not based solely on recruitment. When a Contract is sold, commissions are paid to the associate making the sale, and to other associates (often as many as 11 others) who are in the line of associates who directly or indirectly recruited the selling associate. Each sales associate is responsible for monitoring the progress and sales practices of the associates recruited by him or her. The Company provides training materials, organizes area training meetings and designates personnel at the home office specially trained to answer questions and inquiries from associates.

         Multi-level marketing is primarily used for product marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective purchasers of the product and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Contracts with individuals or families sold by the multi-level sales force constituted 76% of the Company's Contracts in force at December 31, 1997, compared to 76% and 78% at December 31, 1996 and 1995, respectively. Although other means of payment are available, approximately 57% of premiums on Contracts purchased by individuals or families are paid on a monthly basis by means of automatic bank draft.

         The Company's marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit its sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what the Company perceives to be a growing interest among employers in the value of providing legal service plans to their employees. Contracts in force at December 31, 1997 sold through employee groups constituted approximately 24% of total Contracts in force compared to 24% and 22% at December 31, 1996 and 1995, respectively. The majority of employee group Contracts are sold to school systems, governmental entities and businesses. No group accounted for more than 1% of the Company's consolidated revenues from Contracts during 1997, 1996 or 1995.

         Sales associates under the Company's multi-level marketing system are generally engaged as independent contractors and are provided with training guides and are given the opportunity to participate in Company training programs. Sales associates are required to complete a specified training program prior to marketing the Company's Contracts to employee groups. All advertising and solicitation materials used by sales associates must be approved by the Company prior to use. A substantial number of the Company's sales associates market the Company's Contracts on a part-time basis only. At December 31, 1997, the Company had 123,470 "active" sales associates compared to 110,350 and 78,281 "active" sales associates at December 31, 1996 and 1995, respectively. A sales associate is considered to be "active" if he or she has originated at least three new Contracts per quarter or if he or she retains a personal Contract. During 1997, the Company had 37,404 sales associates who sold at least one Contract, of which 25,909 (69%) made first time sales, compared to 32,290 and 21,116 sales associates producing at least one Contract sale in 1996 and 1995, respectively, of which 24,715 (77%) and 18,313 (87%), respectively, made first time sales.

         The Company derives revenues from services provided to its multi-level marketing sales force, principally from a one-time enrollment fee of $65 from each new sales associate and the sale of marketing supplies and promotional materials to associates. Effective January 4, 1997, the Company implemented a new self funded combination classroom and field training program, titled Fast Start to Success ("Fast Start"), aimed at increasing the level of new membership sales per associate. The positive impact of the program is reflected in the increase in new memberships written and new sales associates recruited per successful Fast Start associate. Associates successfully completing Fast Start during 1997 produced 6.1 times more new Contracts and recruited 4.0 times more new sales associates than non-Fast Start qualified associates. The Fast Start program provides a direct economic incentive to existing associates to help train new recruits. Associates who successfully complete the program by writing three new Contracts and recruiting one new sales associate within 15 days of the associate's Fast Start training advance through the various commission levels at a faster rate. The program requires a one-time training fee of $184 per new associate, or a total of $249 including the one time enrollment fee of $65 described above, and upon successful completion of the program provides for the payment of certain training bonuses and covers the additional training materials used in the program. Amounts collected from sales associates are intended primarily to offset the Company's direct and indirect costs incurred in recruiting, monitoring and providing materials to sales associates and are not intended to generate material profits from such activities.

         During July, 1996 the Company promoted 14 of its field leaders to the position of Regional Vice President ("RVP") and has since removed and added RVPs based on their performance. At December 31, 1997, there were 18 RVPs in place. Each RVP is responsible for associate activity in a given geographic region and has the ability to appoint Area Coordinators within the RVP's region. The RVPs have weekly reporting requirements as well as quarterly sales and recruiting goals. This RVP and Area Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and the Company. New products and initiatives, such as the Company's recently implemented Fast Start program, will be channeled through the RVPs and Area Coordinators.

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

         During the fourth quarter of 1997, the Company announced cooperative marketing agreements with the Chicago-based insurance company, CNA, one of the 10 largest U.S. insurance groups, and Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of the Travelers Group Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. Neither of these arrangements resulted in membership sales during 1997.

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

Quality Control

         The Company systematically monitors the delivery of services provided by provider attorneys to members through periodic member surveys and review of member complaints. Additionally, the majority of members are represented by provider attorneys who are connected via high speed digital links to the Company's management information systems, providing additional real time monitoring capability. Problems discovered in connection with member surveys or complaints are evaluated to determine remedial actions which the Company might recommend to provider attorneys and in the most extreme cases may result in the termination of a provider attorney. The Company meets with provider attorneys frequently to encourage dialogue and information sharing relating to the timely and effective delivery of services to members and requires provider attorneys that are not connected to the Company's management information systems to provide various statistical reports to the Company to enable the Company to monitor Contract usage.

         The Company has an extensive data base of attorneys who have provided services to its members. Attorneys with whom members have experienced service problems are not listed on the Company's referral list for use by members when a designated provider attorney is not available.

         The Company also closely monitors the performance of its home office personnel, especially those who have telephone contact with members or sales associates. The Company records home office employee telephone calls with its members and sales associates to assure that Company policies are being followed and to gather data about recurring problems which may be avoided through modifications in policies.

Competition

         The Company competes in a variety of market segments in the prepaid legal services industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. An estimated 21% of the total estimated market in the segments in which the Company competes is served by a large number of small companies with regional areas of emphasis. The remaining 79% of such market is served primarily by the Company and five other principal competitors: Hyatt Legal Services, Midwest Legal Services, LawPhone, National Legal Plan and the Signature Group.

         If a greater number of companies seek to enter the prepaid legal services market, the Company will experience increased competition in the marketing of its Contracts. However, the Company believes its competitive position is enhanced by its actuarial data base, its existing network of provider attorney firms and its ability to tailor products to suit various types of distribution channels or target markets. Serious competition is most likely from companies with significant financial resources and advanced marketing techniques.

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

         As of December 31, 1997, the Company or one of its subsidiaries was marketing new Contracts in 30 states which require no special licensing or regulatory compliance. The Company's subsidiaries serve as operating companies in 15 states which regulate Contracts as insurance or specialized legal expense products. The most significant of these wholly-owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. Of Florida ("PPLSIF"). Of the Company's total Contracts in force as of December 31, 1997, 39% were written in jurisdictions which subject the Company or one of its subsidiaries to insurance or specialized legal expense plan regulation.

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


Employees

         At December 31, 1997, the Company and its subsidiaries employed 216 individuals on a full-time basis, exclusive of independent agents and sales associates. None of the Company's employees are represented by a union. Management considers its employee relations to be good.

ITEM 2.      DESCRIPTION OF PROPERTY
------------------------------------

         The executive and administrative offices of the Company and its subsidiaries are located at 321 East Main Street, Ada, Oklahoma. These offices, containing approximately 40,000 square feet of office space, are owned by the Company. Additionally, during 1997, the Company completed construction of its material distribution center located approximately 5 miles from its administrative offices. This new structure contains approximately 8,600 square feet of inventory, package assembly and shipping space. While the Company currently fully utilizes these existing facilities, management believes that it will have no difficulty in securing additional facilities in close proximity to its office building if necessary for future expansion.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------

None.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

         At February 3, 1998, there were approximately 5,406 holders of record (including brokerage firms and other nominees) of the Company's Common Stock. The Common Stock is listed on the American Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, as reported by the American Stock Exchange.

                                                             High       Low
1998:
  1st Quarter (through February 3)....................     $ 41.06    $ 28.50

1997:
  4th Quarter.........................................     $ 34.63    $ 25.50
  3rd Quarter.........................................       30.31      21.13
  2nd Quarter.........................................       24.63      14.00
  1st Quarter.........................................       19.13      14.50

1996:
  4th Quarter.........................................     $ 18.38    $ 10.88
  3rd Quarter.........................................       19.38      10.00
  2nd Quarter.........................................       23.13      13.88
  1st Quarter.........................................       15.25       9.13


         The Company has never declared a cash dividend on its Common Stock. For the foreseeable future, it is anticipated that any earnings which may be generated from the operations of the Company will be used to finance the Company's growth and that cash dividends will not be paid to holders of the Common Stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner. At December 31, 1997, PPLCI did not have funds available for payment of dividends without the prior approval of the Oklahoma Insurance Commissioner.

ITEM 6.      SELECTED FINANCIAL DATA
------------------------------------

         The following table sets forth selected historical financial and statistical data for the Company as of the dates and for the periods indicated. Certain reclassifications have been made to conform to current year presentation. This information is not necessarily indicative of the Company's future performance. The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                                       Year Ended December 31,
                                                                    -------------------------------------------------------------
                                                                      1997         1996         1995         1994          1993
                                                                    --------     --------     --------     --------      --------
Income Statement Data:                                              (In thousands, except ratio, per share and Contract amounts)
  Revenues:
    Contract premiums............................................   $76,688       $50,582      $31,290      $22,852      $19,182
    Associate services...........................................    12,143         5,646        3,183          912          462
    Interest income..............................................     1,636         1,302        1,308          466          195
    Other........................................................     2,001         1,678        1,255          379          329
                                                                    -------       -------      -------      -------      -------
      Total revenues.............................................    92,468        59,208       37,036       24,609       20,168
                                                                    -------       -------      -------      -------      -------
  Costs and expenses:
    Contract benefits............................................    25,132        16,871       10,477        7,990        7,480
    Commissions..................................................    16,717        11,476        7,708        6,788        6,117
    General and administrative expenses..........................     8,711         6,201        4,305        3,940        3,530
    Associate services and direct marketing......................    11,431         4,544        2,573        1,539        1,139
    Depreciation.................................................       704           533          477          410          538
  Depreciation...................................................
    Interest.....................................................         -            26           10          320          518
    Other expenses...............................................       866           372          242          226          709
                                                                    -------       -------      -------      -------      -------
      Total costs and expenses...................................    63,561        40,023       25,792       21,213       20,031
                                                                    -------       -------      -------      -------      -------
  Income before income taxes.....................................    28,907        19,185       11,244        3,396          137
  Provision (benefit) for income taxes...........................    10,117         6,715        3,932         (319)          29
                                                                    -------       -------      -------      -------      -------
  Net income.....................................................    18,790        12,470        7,312        3,715          108
  Less dividends on preferred shares.............................        13            15          125          465           15
                                                                    -------       -------      -------      -------      -------
  Net income applicable to common shares.........................   $18,777       $12,455      $ 7,187      $ 3,250      $    93
                                                                    =======       =======      =======      =======      =======
  Net income per common share - basic (1)........................   $   .85       $   .58      $   .38      $   .28      $   .01
  Net income per common share - diluted (1)......................       .83           .56          .34          .24          .01
  Weighted average number of common shares outstanding-basic(1)..    22,127        21,332       18,947       11,603       10,662
  Weighted average number of common shares outstanding-diluted(1)    22,575        22,319       21,408       15,566       12,407

Contract Benefit Cost and Statistical Data:
  Loss ratio (2).................................................     32.8%         33.4%        33.5%        35.0%        39.0%
  Expense ratio (2)..............................................     34.3%         35.7%        39.2%        47.9%        54.0%
  Combined loss and expense ratio................................     67.1%         69.1%        72.7%        82.9%        93.0%
  New Contracts sold.............................................   283,723       194,483      109,922       45,893       34,294
  Period end Contracts in force..................................   425,381       294,151      203,535      144,438      133,121

Cash Flow Data:
  Net cash provided by operating activities......................   $ 7,733       $   942      $   624      $ 3,040      $ 1,100
  Net cash provided by (used in) investing activities............    (3,978)       (2,549)      (2,192)         254         (611)
  Net cash provided by (used in) financing activities............     3,217         1,949        6,545        3,802       (1,307)

Balance Sheet Data:
  Total assets...................................................   $91,912       $57,532     $ 35,629     $ 18,154     $ 11,109
  Notes payable, financing transactions and
  subordinated debentures.......................................          -             -            -            -        3,837
  Total liabilities..............................................    21,401        12,058        5,889        2,347        6,656
  Stockholders' equity .........................................     70,511        45,474       29,740       15,807        4,453

(1) All share and per share information has been restated to reflect the adoption of Statement of Financial Accounting Standards 128, Earnings Per Share. See Note 9 of Notes to Consolidated Financial Statements of the Company.
(2) The loss ratio represents Contract benefit costs as a percentage of Contract premiums. The expense ratio represents the total of commissions, general and administrative expenses and premium taxes as a percentage of Contract premiums. The Company has revised the expense ratio definition for 1997 to provide data it believes more accurately reflects trends in the Company's growth. All prior periods have been conformed to current year presentation. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

General

         Contract Premiums and Contract Benefit Costs
         The Company's principal revenues are derived from Contract premiums, most of which are collected on a monthly basis. Contracts are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Contract premiums or upon written request by the member.

         Contract benefit costs vary depending on the type of Contract. Closed panel plans provide the Contract benefits only through a designated provider attorney with whom the Company has arranged for the services to be provided in a particular geographic area. Provider attorneys receive a fixed monthly payment for each member in their service area and are responsible for providing the Contract benefits without additional remuneration. The fixed cost aspect of closed panel plans provides significant advantages to the Company in managing its claims risk. Under closed panel plans, the Company has the ability to more effectively monitor the quality of legal services provided and, due to the volume of claims that may be directed to particular provider attorney law firms, has access to larger, more diversified law firms. At December 31, 1997, approximately 91% of the Company's Contracts were closed panel plans compared to 88% at December 31, 1996.

         Contract  benefit  costs  relating  to  open  panel  Contracts,   which
constituted approximately 9% of Contracts in force at December 31, 1997, are based on the usual, reasonable and customary fee for providing the required services. Such costs are generally paid on a current basis as most costs are certain in amount and require only limited investigation. The Company maintains a reserve for estimated incurred but not reported open panel Contract benefit costs as well as costs which are in the payment process. These reserves are reviewed annually by an independent actuary as necessary in conjunction with the preparation and filing of financial statements and other reports with various state insurance regulatory authorities. Underwriting risks associated with the open panel Contracts are managed primarily through contractual benefit limitations and, as a result, underwriting decisions are not necessarily based on individual Contract purchases.

         Commissions
         Beginning with new membership Contracts written after March 1, 1995, the Company implemented a level commission schedule which results in the Company incurring commission expense related to the sale of its legal expense plans on a basis more consistent with the collection of the premiums generated by the sale of such Contracts. Prior to March 1, 1995, the Company had incurred much higher commissions (approximately 70%) during the first year of the membership with substantially lower commissions (approximately 16%) in all subsequent years. The level commission structure results in the Company incurring commissions at the rate of approximately 25% per year for all membership years.

         Prior to January 4, 1997, the Company advanced commissions at the time of sale of all new Contracts. Effective January 4, 1997, the Company implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the new training program which was implemented at the same time. For all sales beginning with the fourth membership or all sales made by an associate successfully completing the new training program, the Company currently advances commissions at the time of sale of a new membership Contract. The amount of cash potentially advanced upon the sale of a new membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to three years commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new membership is 12, the overall initial advance may be paid to more than twenty different individuals, each at a different level within the overall commission structure. This commission advance immediately increases an associate's account with the Company and represents prepaid commissions on active memberships.

         Should a membership lapse before the advances have been recovered for each commission level, the Company immediately generates a "charge-back" to the applicable sales associate to recapture 50% of any unearned advance. This charge-back is immediately deducted from any future advances that would otherwise be payable to the associate for additional new memberships. The Company historically has been able to immediately recover the majority of such charge-backs. Any remaining unrecovered advance on a membership that has lapsed represents a receivable from the associate and is reflected as commission advances and is categorized as current or non-current based on the expected recovery period. Additionally, even though a commission advance may have been fully recovered on a particular membership, no additional commission earnings from any membership will be paid to an associate until all previous advances on all memberships, both active and lapsed, have been recovered. During 1997, 24% of all associates submitting new memberships accounted for 76% of all such new memberships produced thereby further enhancing the recovery of commissions advances.

         The Company's commission advance policy exposes the Company to the risk of uncollectible commission advances particularly for associates who do not receive commissions on a large number of memberships or who experience below average Contract persistency. The Company closely monitors such commission advances to ensure maximum recoverability and maintains a recoverability reserve which at December 31, 1997 and 1996, was $3.7 million and $3.4 million, respectively.

         Associates also receive compensation when associates sponsored by them or other associates that they have sponsored in their organization successfully complete the new training program implemented by the Company on January 4, 1997. In order to successfully qualify, the new associate going through the training program must produce 3 new Contracts and recruit 1 new associate within 15 days of receiving the training.

         Contract Persistency
         One of the major factors affecting the Company's profitability and cash flow is Contract persistency, which represents the ability of the Company to retain a Contract, and therefore receive premiums, once it has been written. The Company monitors its overall Contract persistency rate, as well as the persistency rates with respect to Contracts sold by individual associates and agents and persistency rates with respect to Contract sales by geographic region and payment method. The Company's Contract persistency rate measures the number of Contracts in force at the end of a year as a percentage of the total of (i) Contracts in force at the beginning of such year, plus (ii) new Contracts sold during such year. From 1981 through the year ended December 31, 1997, the Company's annual Contract persistency rates, using the foregoing method, have averaged approximately 76%. The annual Contract persistency rates were 73.6%, 73.9% and 80.0% for 1997, 1996 and 1995, respectively. The Company's overall Contract persistency rate varies based on, among other factors, the relative age of total Contracts in force. The Company's overall Contract persistency rate could be lower when the Contracts in force include a higher proportion of newer Contracts. The Company has recently experienced significant increases in new Contract sales and, as a result, the percentage of newer Contracts in its total Contracts in force has increased. Unless offset by other factors, this increase could result in a decline in the Company's overall Contract persistency rate as determined by the formula described above, but does not necessarily indicate that the new Contracts written are less persistent, only that the ratio of new Contracts to total Contracts is higher than it was during 1997 and 1996. The Company's financial condition and results of operations may be materially adversely affected if the persistency rates of existing and new Contracts are materially lower than the Company's historical experience.

         Operating Ratios
         Two principal operating measures monitored by the Company in addition to Contract persistency are the loss ratio and the expense ratio. The loss ratio represents Contract benefit costs as a percentage of Contract premiums. The expense ratio represents the total of commissions, general and administrative expenses and premium taxes as a percentage of Contract premiums. The Company has revised the expense ratio definition for 1997 to provide data it believes more accurately reflects trends in the Company's growth. All prior periods have been conformed to current year presentation. The Company strives to maintain a combined loss and expense ratio as low as possible. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         Cash Flow Considerations Relating to Sales of Contracts
         The Company generally advances significant commissions at the time a Contract is sold. Since approximately 93% of Contract premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Contract is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Contract until all previous commission advances have been fully recovered. Since the cash advanced at the time of sale of a new membership Contract will be recovered over a three year period, cash flow from operations may be adversely affected depending on the number of new membership Contracts written in relation to the existing active base of Contracts and the composition of new or existing sales associates producing such Contracts.

         Income Tax Matters-Net Operating Losses
         At December 31, 1997, the Company had net operating loss carryforwards ("NOLs") for Federal regular and alternative minimum tax purposes of approximately $14.6 million and $14.2 million, respectively, expiring in 2001 through 2012. In addition, the Company had general business and rehabilitation tax credit carryforwards of approximately $325,000 expiring primarily in 1998 to 2001, and an alternative minimum tax ("AMT") credit carryforward of $366,000 which does not expire. A valuation allowance has been established for deferred tax assets representing pre-1996 carryforwards, except as related to the AMT Credit carryforward (which is considered to be fully realizable), as the Company does not believe it is more likely than not that the tax benefits of such carryforwards will be realized. The Company generated a tax loss for the year ended December 31, 1997 of $2.6 million. The Company believes it will realize the approximate $926,000 tax benefit from this tax loss and the approximate
$997,000 of tax benefits from the 1996 tax loss of $2.8 million and has appropriately not provided a valuation allowance against these amounts. The Company accrued tax expense for 1997 and 1996 at the applicable statutory rates and expects to continue such accrual for 1998 since it does not expect to be able to utilize available tax benefits from its existing pre-1996 carryforwards. However, if the level of tax deductions for commissions is less than expected in 1998 (as a result of new Contract sales being less than expected or for any other reason), the Company may have taxable income. In such case, the Company's tax expense for 1998 would be reduced to reflect any actual or anticipated future utilization of deferred tax benefits through reduction in the current valuation allowance.

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

         Associate Services
         The Company derives revenues from services provided to its marketing sales force, principally from a one-time enrollment fee of approximately $65 ($49 prior to February 1, 1996 and $55 prior to July 1996) from each new sales associate and the sale of marketing supplies and promotional materials to associates on an ongoing basis. Effective January 4, 1997, the Company implemented a training program which allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this program pay a one-time fee of $249 instead of the $65 fee. The increased fee covers the additional training and materials used in the training program. The Company enrolled 58,121 new sales associates during 1997 compared to 69,789 during 1996 and 50,464 during 1995, resulting in significant increases in associate services revenues and costs. The Company's direct costs of providing materials and services to associates are reflected as costs of associate services and direct marketing. Amounts collected from sales associates are intended primarily to offset the Company's direct and indirect costs incurred in recruiting, monitoring and providing materials to sales associates and are not intended to generate material profits from such activities.

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

         Year 2000 Issues
         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's affected programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversion to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. Testing and conversion of system applications commenced during 1993 and is expected to be completed during 1998. Costs incurred in prior periods have not been material. The remaining total cost of the Company's remediation efforts is expected to be approximately $240,000, substantially all of which will be incurred during 1998. This amount is not expected to have a material effect on results of operations, liquidity or capital resources during 1998 or future periods. A significant portion of the Company's Year 2000 remediation plan will be accomplished by the Company's internal programming staff and while such efforts will result in the concentration on Year 2000 programming, these costs are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources. However, if such modifications and conversions are not completed in a timely fashion, the Year 2000 issue may have a material adverse impact on the operations of the Company.

         Accounting Standards to be Adopted
         Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," ("SFAS 130") was issued in June, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130, effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company currently does not expect adoption of this Statement to have a material effect on financial statement presentation.

         Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") was issued in June, 1997. This Statement establishes standards for the way that public business  enterprises  report  information  about  operating  segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131, effective for fiscal years beginning after December 15, 1997, requires comparative information for previous years to be restated to comply with SFAS 131's reporting requirements. The Company currently does not expect adoption of this Statement to have a material effect on financial statement presentation or related footnote disclosures.



Results of Operations

         Comparison of 1997 to 1996
         The Company reported net income applicable to common shares of $18.8 million, or $.83 per diluted common share, for 1997, up 51% from net income applicable to common shares of $12.5 million, or $.56 per diluted common share, for 1996. The increase in the net income applicable to common shares for 1997 is primarily the result of increases in every revenue category for 1997 as compared to 1996.

         Contract premiums totaled $76.7 million during 1997 compared to $50.6 million for 1996, an increase of 52%. Contract premiums and their impact on total revenues in any period are determined directly by the number of active Contracts in force during any such period. The active Contracts in force are determined by both the number of new Contracts sold in any period together with the persistency, or renewal rate, of existing Contracts. New Contract sales increased 46% during 1997 to 283,723 from 194,483 during 1996. At December 31, 1997, there were 425,381 active Contracts in force compared to 294,151 at December 31, 1996. Additionally, the average annual premium per Contract has increased from $216 for all Contracts in force at December 31, 1996 to $225 for all Contracts in force at December 31, 1997, a 4.0% increase, as a result of a higher portion of active Contracts containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Small Business Legal Defense plan.

         Associate services revenue increased 115% from $5.6 million for 1996 to $12.1 million during 1997 primarily as a result of Fast Start which resulted in the Company receiving training fees of approximately $5.7 million during 1997. The new combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new membership sales per associate. The positive impact of the program is reflected in the increase in new memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. The $5.7 million in training fees was comprised of $184 from each of approximately 28,900 new sales associates who elected to participate in Fast Start and training fees of $25 from each of approximately 14,500 existing associates who participated in the program. New associates enrolled during 1997 were 58,121 compared to 69,789 for 1996, a decrease of 17%. The Company believes that the decline in new associate enrollment during 1997 is primarily attributable to the increased costs associated with the Fast Start program. However, while the number of new associates decreased during 1997, the number of new Contracts sold, at least partially as a result of the Fast Start program, increased significantly. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Interest  income  for 1997  increased  26% to $1.6  million  from  $1.3 million for 1996. Interest income increased as a result of increases in the average investments outstanding. At December 31, 1997 the Company reported $29.5 million in cash and investments compared to $19.9 million at December 31, 1996.

         Primarily as a result of the increase in Contract premiums, total revenues increased to $92.5 million for 1997 from $59.2 million during 1996, an increase of 56%.

         Contract benefits totaled $25.1 million for 1997 compared to $16.9 million for 1996, and represented 33% of Contract premiums for both 1997 and 1996. This loss ratio (Contract benefits as a percentage of Contract premiums) should remain near 35% as the portion of active Contracts which provide for a capitated benefit continues to increase.

         Commission expense was $16.7 million for 1997 compared to $11.5 million for 1996, and represented 22% and 23% of Contract premiums for 1997 and 1996, respectively. Commission expense, as a percentage of Contract premiums, should remain at or near 25% of Contract premiums in future years.

         General and administrative expenses during 1997 and 1996 were $8.7 million and $6.2 million, respectively, and represented 11% and 12% of Contract premiums for such years. Although the total amount of general and administrative expenses increased approximately $2.5 million during 1997, these expenses, as a percent of Contract premiums, decreased 1%. This trend of gradual increases in the total dollar amount of these expenses but decreases when expressed as a percentage of Contract premiums should continue as a result of certain economies of scale pertaining to the Company's operating leverage.

         Associate  services and direct  marketing  expenses  increased to $11.4 million for 1997 from $4.5 million for 1996 primarily as a result of approximately $4.4 million in Fast Start training bonuses paid, additional costs of supplies due to increased purchases by associates and higher staffing requirements.  These  expenses  also  include the costs of  providing  associate services and marketing costs other than commissions which are directly associated with new membership sales.

         Due to property and equipment additions during 1997 of $1.3 million, depreciation increased from $533,000 for 1996 to $704,000 for 1997.

         The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of membership premiums, was 34% for 1997 compared to 36% for 1996 resulting in a combined loss and expense ratio of 67% for 1997 compared to 69% for 1996. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         Provision for income taxes increased significantly during 1997 to $10.1 million compared to $6.7 million for 1996, but remained at 35% of income before income taxes. The Company has established a valuation allowance for the portion of its deferred tax asset that the Company believes more likely than not will not be realized. The Company believes it is unlikely that it will generate sufficient taxable income to realize the benefits from its pre-1996 NOLs and certain other carryforwards before they expire, primarily as a result of future tax deductions attributable to expected levels of commissions to be paid on new Contract sales.

         Dividends paid on outstanding preferred stock decreased to $13,000 for 1997 from $15,000 during 1996 and is attributable to the conversion of shares of $3.00 Cumulative Convertible Preferred Stock into common stock.

         Comparison of 1996 to 1995
         The Company reported net income applicable to common shares of $12.5 million, or $.56 per diluted common share, for 1996, up 74% from net income applicable to common shares of $7.2 million, or $.35 per diluted common share, for 1995. The increase in the net income applicable to common shares for 1996 is primarily the result of increases in every revenue category except for interest income for 1996 as compared to 1995.

         Contract premiums totaled $50.6 million during 1996 compared to $31.3 million for 1995, an increase of 62%. The increase in Contract premiums was primarily the result of increased new Contract sales resulting in a higher number of active Contracts in force. New Contract sales during 1996 were 194,483 compared to 109,922 during 1995. At December 31, 1996, there were 294,151 active Contracts in force compared to 203,535 at December 31, 1995. Additionally, the average annual premium per Contract has increased from $200 for all Contracts in force at December 31, 1995 to $216 for all Contracts in force at December 31, 1996, a 8.0% increase, as a result of a higher portion of Contracts written during 1996 including the additional pre-trial hours benefit at an additional cost to the member.

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

         Primarily as a result of the increase in Contract premiums, total revenues increased to $59.2 million for 1996 from $37.0 million during 1995, an increase of 60%.

         Contract benefits totaled $16.9 million for 1996 compared to $10.5 million for 1995, an increase of 61%. However, the loss ratio for the 1996 period of 33% was the same for 1995 and should remain near 35% as the portion of active Contracts which provide for a capitated benefit continues to increase.

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

         The Company's expense ratio for 1996 was 36% compared to 39% for 1995. These factors resulted in a combined loss and expense ratio of 69% and 73% for 1996 and 1995, respectively.

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

Liquidity and Capital Resources

         General
         Consolidated net cash provided by operating activities was $7.7 million, $942,000 and $624,000 for 1997, 1996 and 1995, respectively. Cash provided by operating activities increased significantly during 1997 compared to 1996 and 1995 due to the $6.3 million increase in net income, an increase of $3.4 million in deferred income taxes and an increase of $1.2 million in accounts payable and accrued expenses, all of which more than offset the $4.5 million increase in commission advances.

         During 1997, the Company had net cash provided by financing activities of $3.2 million as a result of the exercise proceeds of options to purchase common stock, an increase of $1.3 million from such proceeds in 1996. In 1995, the Company had net cash provided by financing activities of $6.5 million, after dividends of $125,000, as a result of the exercise proceeds of warrants to purchase common stock during May, 1995.

         The Company had a consolidated working capital surplus of $39.2 million at December 31, 1997 compared to $23.4 million at December 31, 1996. The $15.8 million increase in working capital during 1997 was primarily the result of increases in the current portion of commission advances of $6.6 million and increases in cash and investments of $10.7 million.

         The Company generally advances significant commissions at the time a membership is sold. During 1997, the Company advanced commissions of $38.1 million on new membership sales compared to $28.5 million for 1996. Since approximately 93% of membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the membership until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $14.9 million and $9.3 million for 1997 and 1996, respectively. The Company has recorded an allowance of $3.7 million to provide for estimated uncollectible balances which includes an increase in the allowance of $300,000 during 1997.

         The Company has no outstanding material financial commitments.

         The Company believes that it has significant ability to finance expected future growth in Contract sales based on its existing amount of unpledged cash and investments at December 31, 1997 of $26.7 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

                PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

Consolidated Financial Statements
---------------------------------
Consolidated Balance Sheets - December 31, 1997 and 1996
Consolidated Statements of Income - For the years ended December 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows - For the years ended December 31, 1997,
   1996 and 1995
Consolidated Statements of Changes in Stockholders' Equity - For the years ended
   December 31, 1997, 1996 and 1995
Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule
-----------------------------------------
Schedule II. Consolidated Valuation and Qualifying Accounts - For the years ended December 31, 1997, 1996 and 1995




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity, and cash flows each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed at Item 8 herein. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Tulsa, Oklahoma
February 12, 1998

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                  ASSETS
                                                                 December 31,
                                                              -----------------
                                                               1997       1996
                                                              ------     ------
   Current assets:
     Cash and cash equivalents............................... $21,803   $14,831
     Held-to-maturity investments - current portion..........   4,242       500
     Accrued Contract income.................................   2,399     1,710
     Commission advances - current portion...................  15,705     9,108
                                                              -------   -------
       Total current assets..................................  44,149    26,149
   Held-to-maturity investments..............................     650     1,757
   Investments pledged.......................................   2,772     2,772
   Commission advances, net..................................  38,038    21,744
   Property and equipment, net...............................   3,594     2,955
   Other.....................................................   2,709     2,155
                                                              -------   -------
        Total assets......................................... $91,912   $57,532
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Contract benefits........................................ $ 2,649   $ 1,862
    Accounts payable and accrued expenses....................   2,281       912
                                                              -------   -------
      Total current liabilities..............................   4,930     2,774
  Deferred income taxes......................................  16,471     9,284
                                                              -------   -------
      Total liabilities......................................  21,401    12,058
                                                              -------   -------

  Stockholders' equity:
   Preferred stock, $1 par value; authorized 400 shares; 5
    issued and outstanding as follows:
     $3.00 Cumulative Convertible Preferred Stock, 3 and 5
       shares authorized, issued and outstanding at
       December 31, 1997 and 1996, respectively;
       liquidation value of $55 and $84 at December 31, 1997
       and 1996, respectively.................................      3         5
   Special preferred stock, $1 par value; authorized 500
    shares, issued and outstanding in one series designated
     as follows:
       $1.00 Non-Cumulative Special Preferred Stock, 23 and
       32 shares authorized, issued and outstanding at
       December 31, 1997 and 1996, respectively; liquidation
       value of $304 and $430 at December 31,1997 and 1996,
       respectively..........................................      23        32
    Common stock, $.01 par value; 100,000 shares authorized;
     23,151 and 22,459 issued at December 31, 1997 and 1996,
     respectively............................................     232       225
    Capital in excess of par value...........................  47,303    41,039
    Retained earnings........................................  25,127     6,350
    Less: Treasury stock at cost; 747 shares.................  (2,177)   (2,177)
                                                              -------   -------
     Total stockholders' equity..............................  70,511    45,474
                                                              -------   -------
      Total liabilities and stockholders' equity............. $91,912   $57,532
                                                              =======   =======

  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)


                                                    Year Ended December 31,
                                                  -------------------------
                                                    1997     1996     1995
                                                   ------   ------   ------
Revenues:
  Contract premiums............................   $76,688  $50,582  $31,290
  Associate services...........................    12,143    5,646    3,183
  Interest income..............................     1,636    1,302    1,308
  Other........................................     2,001    1,678    1,255
                                                  -------  -------  -------
                                                   92,468   59,208   37,036
                                                  -------  -------  -------
Costs and expenses:
  Contract benefits............................    25,132   16,871   10,477
  Commissions..................................    16,717   11,476    7,708
  General and administrative...................     8,711    6,227    4,315
  Associate services and direct marketing......    11,431    4,544    2,573
  Depreciation.................................       704      533      477
  Premium taxes................................       866      372      242
                                                  -------  -------  -------
                                                   63,561   40,023   25,792
                                                  -------  -------  -------

Income before income taxes.....................    28,907   19,185   11,244
Provision for income taxes.....................    10,117    6,715    3,932
                                                  -------  -------  -------
Net income.....................................    18,790   12,470    7,312
Less dividends on preferred shares.............        13       15      125
                                                  -------  -------  -------
Net income applicable to common stockholders...   $18,777  $12,455  $ 7,187
                                                  =======  =======  =======

Basic earnings per common share................   $   .85  $   .58  $   .38
                                                  =======  =======  =======
Diluted earnings per common share..............   $   .83  $   .56  $   .34
                                                  =======  =======  =======




The accompanying  notes are  an  integral  part  of  these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                    Year Ended December 31,
                                                  --------------------------
                                                    1997     1996     1995
                                                   ------   ------   ------
Cash flows from operating activities:
Net income.....................................   $18,790  $12,470  $ 7,312
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for associate stock options........       100      318       76
  Provision for deferred income taxes..........    10,117    6,715    3,932
  Depreciation and amortization................       704      533      477
  Increase in accrued Contract income..........      (689)    (672)    (475)
  Increase in commission advances..............   (22,891) (18,381)  (9,938)
  Increase in other assets.....................      (554)    (492)    (736)
  Increase in Contract benefits................       787      315      138
  Increase (decrease) in accounts payable and
   accrued expenses............................     1,369      136     (162)
                                                  -------  -------  -------
    Net cash provided by operating activities..     7,733      942      624
                                                  -------  -------  -------

Cash flows from investing activities:
  Additions to property and equipment..........    (1,343)  (1,286)    (608)
  Purchases of investments.....................    (2,951)  (1,663)  (1,695)
  Maturities of investments....................       316      400      111
                                                  -------  -------  -------
    Net cash used in investing activities......    (3,978)  (2,549)  (2,192)
                                                  -------  -------  -------

Cash flows from financing activities:
  Proceeds from sale of common and preferred
  stock........................................     3,230    1,964    6,670
  Dividends paid on preferred stock............       (13)     (15)    (125)
                                                  -------   ------  -------
    Net cash provided by financing activities..     3,217    1,949    6,545
                                                  -------   ------  -------

Net increase in cash and unpledged cash
  equivalents..................................     6,972      342    4,977
Cash and cash equivalents at beginning of year.    14,831   14,489    9,512
                                                  -------  -------  -------
Cash and cash equivalents at end of year.......   $21,803  $14,831  $14,489
                                                  =======  =======  =======

Supplemental disclosure of cash flow information:
  Cash paid for interest.......................   $     6  $    26  $    10
                                                  =======  =======  =======
  Cash paid for income taxes...................   $     -  $     -  $    18
                                                  =======  =======  =======






  The accompanying notes are an integral part of these financial statements.

                        PRE-PAID LEGAL SERVICES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Amounts and shares in 000's, except dividend rates and par values)



                                                       Year Ended December 31,
                                                       -----------------------
                                                        1997    1996     1995
                                                       ------  ------   ------
Preferred Stock - $1 par value, 400 shares
  authorized; issued and outstanding in two series
  designated as follows:
  $2.40 Cumulative Convertible Preferred Stock,
   authorized 391 shares; shares issued and
   outstanding at beginning of year (299 in 1995).....  $   -   $   -    $ 299
  Shares exchanged for Common Stock (299 in 1995).....      -       -     (299)
                                                        -----   -----    -----
  Shares issued and outstanding at end of year........      -       -        -
                                                        -----   -----    -----

  $3.00 Cumulative Convertible Preferred Stock,
   authorized 5 shares; 5 shares issued and
   outstanding at beginning of year, liquidation
   value of $84.......................................      5       5        5
  Shares exchanged for Common Stock (2 in 1997).......     (2)      -        -
                                                        -----   -----    -----
  Shares issued and outstanding at end of year (3 in
   1997, 5 in 1996 and 1995), liquidation value of
   $55 at December 31, 1997...........................      3       5        5
                                                        -----   -----    -----

Special Preferred Stock - $1 par value, 500 shares
  authorized; series of fixed annual dividends $1,
  non-cumulative, convertible, shares issued and
  outstanding at beginning of year (32 in 1997, 45 in
  1996, and 60 in 1995)...............................     32      45       60
Shares exchanged for Common Stock (9 in 1997, 13 in
  1996, and 15 in 1995)...............................     (9)    (13)     (15)
                                                        -----   -----    -----
Shares issued and outstanding at end of year (23 in
  1997, 32 in 1996, and 45 in 1995), liquidation
  value of $304 at December 31, 1997..................     23      32       45
                                                        -----   -----    -----


Common Stock - $.01 par value, shares authorized
  100,000; shares issued and outstanding at beginning
  of year (22,459 in 1997, 21,513 in 1996, and 14,216
  in 1995)............................................    225     215      142
Shares issued during year:
  Conversion of Preferred Stock (38 in 1997, 46 in
  1996, and 4,245 in 1995)............................      -       1       42
  Contributed to Company's employee stock ownership
  plan (3 in 1997,
   5 in 1996, and 20 in 1995).........................      -       -        -
  Exercise of stock options and warrants (651 in
  1997, 895 in 1996, and 3,032 in 1995) ..............      7       9       31
                                                        -----   -----    -----

Shares issued and outstanding at end of year (23,151
  in 1997, 22,459 in 1996, and 21,513 in 1995)........    232     225      215
                                                        -----   -----    -----



Capital in Excess of Par Value
Balance at beginning of year.......................... 41,039  37,757   30,770
  Exercise of stock options and warrants..............  3,267   2,225    6,567
  Income tax benefit related to exercise of stock
  options.............................................  2,930     997        -
  Conversion of preferred stock and convertible
  debentures..........................................     11      14      272
  Stock contribution to employee stock ownership plan.     56      46       39
  Other...............................................      -       -      109
                                                       ------  ------   ------
Balance at end of year................................ 47,303  41,039   37,757
                                                       ------  ------   ------

                        PRE-PAID LEGAL SERVICES, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
     (Amounts and shares in 000's, except dividend rates and par values)



                                                      Year Ended December 31,
                                                     -------------------------
                                                      1997     1996      1995
                                                     ------   ------    ------
Retained Earnings (Deficit)
Balance at beginning of year......................  $ 6,350   $(6,105) $(13,292)
Net Income........................................   18,790    12,470     7,312
Cash dividends....................................      (13)      (15)     (125)
                                                    -------   -------   -------
Balance at end of year............................   25,127     6,350    (6,105)
                                                    -------   -------   -------
Treasury stock
Balance at beginning and end of year (747 shares).   (2,177)   (2,177)   (2,177)
                                                    -------   -------   -------

Total Stockholders' Equity........................  $70,511   $45,474   $29,740
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

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Dollar amounts in tables are in thousands unless otherwise indicated)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
         Pre-Paid Legal Services, Inc. (the "Company") underwrites and markets legal service plans (referred to as "Contracts") which provide for or reimburse a portion of legal fees incurred by members in connection with specified matters. Contracts are guaranteed renewable and are marketed primarily in 27 states by an independent sales force referred to as "Associates". Contract premiums are principally collected on a monthly basis.

Basis of Presentation
         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities. Certain reclassifications have been made to conform to current year presentation.

Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as those of PPL Agency, Inc. (See Note 6 for additional information regarding PPL Agency, Inc.) The primary subsidiaries of the Company include Pre-Paid Legal Casualty, Inc. (PPLCI) and Pre-Paid Legal Services, Inc. of Florida (PPLSIF). All significant intercompany accounts and transactions have been eliminated.

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

Commissions
         Effective March 1, 1995, the Company implemented a level commission schedule of approximately 25% of annual premium revenue for all membership years. This commission schedule results in the Company incurring commission expense related to the sale of its legal expense plans on a basis consistent with the collection of the premiums generated by the sale of such Contracts. The Company currently advances the equivalent of three years of commissions on new Contract sales. Effective January 4, 1997, the Company implemented a new policy whereby associates receive only earned commissions on the first three memberships submitted unless the associate successfully completes a training program which includes an intensive one-day training seminar, produces three memberships and recruits one associate within 15 business days from their training date. Prior to March 1, 1995, first year commissions payable on the sale of a Contract, and earned in the first Contract year, were approximately 70% of annual Contract premiums while renewal commissions (payable as earned after the first Contract year) were approximately 16% of annual premiums.

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

Revenue Recognition
         Contract premiums are recognized in income when due in accordance with Contract terms which generally require the holder of the Contract to remit premiums on a monthly basis. Contracts are canceled for nonpayment of premium after ninety days. Premiums due but not collected at the end of an accounting period are recorded as accrued Contract income; a provision for uncollectible premiums, if any, is recorded currently. Revenues from Associates' training program fees and sales of marketing supplies are recognized as income when cash is received.

Commission Advances
         Commission advances represent the unearned portion of commissions advanced to Associates on sales of memberships. Commissions are earned as premiums are collected, usually on a monthly basis. The Company reduces Commission advances as premiums are paid and commissions earned. Unearned commission advances on lapsed memberships are recovered through collection of premiums on an associate's active memberships. At December 31, 1997, the Company maintains an allowance of $3.7 million to provide for estimated uncollectible balances. Effective November 1, 1993, the Company imposed a charge of 1.5% per month on unearned commission advances made between November 1, 1993 and March 1, 1995. Effective March 1, 1995, and in conjunction with other commission structure changes, the Company reduced the charge from 1.5% to .17% per month for commission advances made after such date. Effective January 4, 1997, the Company implemented a change to the method used in calculating the charge on unearned commission advances to only calculate a charge against unearned commission advances on memberships which canceled subsequent to the advance being made. The charge was also changed to equal the prime rate.

Contract Benefit Liability
         The Contract benefit liability represents claims reported but not paid and actuarially estimated claims incurred but not reported on open panel
Contracts and per capita amounts due provider attorneys on closed panel Contracts. The Company calculates the benefit liability costs on open panel Contracts based on completion factors which consider historical claims experience based on the dates that claims are incurred, reported to the Company and subsequently paid. Processing costs related to these claims are accrued based on an estimate of expenses to process such claims.

Income Taxes
         The Company accounts for income taxes in accordance with SFAS 109, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are recognized in different periods in the Company's financial statements and tax returns. In estimating future tax consequences, SFAS 109 generally considers all future events other than the enactment of changes in the tax law or rates.

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

Long-Lived Assets
         The Company records impairment losses on long-lived assets used in operations when events or changes in circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Stock-Based Compensation
         Compensation expense is recorded with respect to stock option grants and restricted stock awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). This method calculates compensation expense on the measurement date as the excess of the current market price of the underlying Company stock over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award. The Company has elected not to adopt the fair value method of accounting for stock-based compensation which is encouraged, but not required, by Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure requirements of SFAS 123 in preparing its financial statement disclosures.

Accounting Standards to be Adopted
         Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," ("SFAS 130") was issued in June, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130, effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company currently does not expect adoption of this Statement to have a material effect on financial statement presentation.

         Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") was issued in June, 1997. This Statement establishes standards for the way that public business  enterprises  report  information  about  operating  segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131, effective for fiscal years beginning after December 15, 1997, requires comparative information for previous years to be restated to comply with SFAS 131's reporting requirements. The Company currently does not expect adoption of this Statement to have a material effect on financial statement presentation or related footnote disclosures.

Note 2 - Investment Securities

      A summary of the amortized cost, unrealized gains and losses and fair values of held to maturity investment securities at December 31, 1997 and 1996 follows:


                                                    December 31, 1997
                                           ------------------------------------
                                           Amortized  Gross  Unrealized   Fair
                                             Cost     Gains    Losses     Value
                                           --------- ------- ----------- ------
        U.S. Government obligations..       $3,200   $    3    $    -    $3,203
        Obligations of state and
          political subdivisions.....          300        -         -       300
                                            ------   ------    ------    ------
             Total...................       $3,500   $    3    $    -    $3,503
                                            ======   ======    ======    ======


                                                    December 31, 1996
                                           ------------------------------------
                                           Amortized  Gross  Unrealized   Fair
                                             Cost     Gains    Losses     Value
                                           --------- ------- ----------- ------
        U.S. Government obligations..       $2,025   $    -    $    3    $2,022
        Obligations of state and
          political subdivisions.....          414        1    $    2    $  413
                                            ------   ------    ------    ------
             Total...................       $2,439   $    1    $    5    $2,435
                                            ======   ======    ======    ======



      A comparison of the amortized cost and fair value of the Company's held to maturity investment securities at December 31, 1997 by maturity date follows:


                                            Amortized
                                              Cost      Fair Value
                                            ---------   ----------
         One year or less...............     $2,850       $2,853
         Two years through five years...        650          650
                                             ------       ------
         Total..........................     $3,500       $3,503
                                             ======       ======



      The Company's investment securities are included in the accompanying consolidated balance sheets at December 31, 1997 and 1996 as follows.

                                                 December 31,
                                               ---------------
                                                1997     1996
                                               ------   ------
         Held-to-maturity investments
           -current portion................    $1,875   $  500
           Held-to-maturity investments....       650      989
         Investments pledged...............       975      950
                                               ------   ------
           Total...........................    $3,500   $2,439
                                               ======   ======


      Remaining amounts included in these balance sheet captions represent certificates of deposit.

      The  Company  is  required  to  pledge   investments  to  various  state
insurance departments as a condition to obtaining authority to do business in certain states. The Company has investments pledged to state regulatory agencies as follows:
                                              December 31,
                                            ----------------
                                             1997      1996
                                            ------    ------
        Certificates of deposit..........   $1,797    $1,822
         Obligation of state and
         political subdivisions..........      300       300
         U. S. Government obligations....      675       650
                                            ------    ------
              Total                         $2,772    $2,772
                                            ======    ======


Note 3 - Property and Equipment

      Property and equipment is comprised of the following:

                                                             December 31,
                                           Estimated       ----------------
                                           Useful Life      1997      1996
                                           ------------    ------    ------

        Equipment, furniture and
            fixtures...................   3-10 years       $6,186    $5,283
        Computer software..............      5 years        2,324     2,087
        Building and improvements......     20 years        1,834     1,653
        Automotive.....................      3 years          231       213
        Land...........................                       110       110
                                                           ------    ------
                                                           10,685     9,346
         Accumulated depreciation......                    (7,091)   (6,391)
                                                           ------    ------
         Property and equipment, net...                    $3,594    $2,955
                                                           ======    ======

Note 4 - Income Taxes

      The provision for income taxes consists of the following:

                                               Year Ended December 31,
                                              -------------------------
                                                1997     1996     1995
                                              -------  -------  -------
       Current...........................     $     -  $     -  $     -
       Deferred..........................      10,117    6,715    3,932
                                              -------  -------  -------
       Total provision for income taxes..     $10,117  $ 6,715  $ 3,932
                                              =======  =======  =======



A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                               Year Ended December 31,
                                               -----------------------
                                                1997     1996    1995
                                               ------   ------  ------
        Statutory Federal income tax
          rate............................      34.0%   34.0%    34.0%
         Tax exempt interest..............       (.2)    (.2)     (.2)
         State income taxes and other.....       1.2     1.2      1.2
                                                ----    ----     ----
         Effective income tax rate........      35.0%   35.0%    35.0%
                                                ====    ====     ====





Deferred tax liabilities and assets at December 31, 1997 and 1996 are comprised of the following:


                                                                December 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
Deferred tax liabilities:
 Commissions advanced ..............................     $ 18,784      $ 10,772
 Depreciation ......................................            -           175
                                                         --------      --------
  Total deferred tax liabilities....................       18,784        10,947
                                                         --------      --------

Deferred tax assets:
  Expenses not yet deducted for tax purposes........          445           340
  Depreciation .....................................           14             -
  Net operating loss carryforward...................        5,099         4,198
  Capital loss carryforward ........................            -           654
  General Business Credit carryforward..............          325           325
  AMT Credit carryforward ..........................          366           366
                                                          -------        ------
  Total deferred tax assets ........................        6,249         5,883
  Valuation allowance for deferred tax assets.......       (3,936)       (4,220)
                                                          -------        ------
  Total net deferred tax assets.....................        2,313         1,663
                                                          -------        ------
  Net deferred liability ...........................     $(16,471)      $(9,284)
                                                         ========       =======

         A valuation allowance has been established for deferred tax assets representing the estimated tax benefit of the General Business Credit carryforward and pre-1996 net operating loss carryforwards as the Company does not believe it is more likely than not that the tax benefits of such carryforwards will be realized. The valuation allowance decreased $284,000 during the year ended December 31, 1997 and increased $147,000 for the year ended December 31, 1996.

         The Company generated tax losses of $2.6 million and $2.8 million for the years ended December 31, 1997 and 1996, respectively. The Company believes it will realize the approximate $1.9 million future tax benefits from these tax losses and has appropriately not provided a valuation allowance against this amount.

         The exercise of stock options which have been granted under the Company's various stock option plans give rise to compensation which is includable in the taxable income of the option grantee and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options, and in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits, including the $1.9 million of future tax benefits of net operating loss carryforwards, are recorded in capital in excess of par value.

         At December 31, 1997, the Company has net operating loss carryforwards for Federal regular tax and alternative minimum tax purposes of approximately $14.6 million and $14.2 million, respectively, expiring in 2001 through 2012. In addition, the Company has general business and rehabilitation tax credit carryforwards of approximately $325,000, expiring primarily in 1998 to 2001, and an alternative minimum tax credit carryforward of $366,000 which does not expire.

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


Note 5 - Stockholders' Equity

         On February 27, 1995, all of the Company's remaining outstanding $2.40 Cumulative Convertible Preferred Stock automatically converted into Common Stock pursuant to its terms. Approximately 3.9 million shares of Common Stock were issued as a result of this conversion.

         Each share of $3.00 Cumulative Convertible Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $3 per share, payable quarterly, is convertible into 2.5 shares of Common Stock and is redeemable at the option of the Company at $25 per share. The $3.00 Cumulative Convertible Preferred Stock had a liquidation value of $55,000 at December 31, 1997. During 1997 and 1996, $3.00 Cumulative Convertible Preferred Stock consisting of 1,714 and 40 shares, respectively, were converted into 4,385 shares of Common Stock.

         Each share of the Special Preferred Stock is entitled to a non-cumulative annual dividend of $1.00 per share, is convertible into 3.5 shares of Common Stock and is redeemable at the option of the Company at $13.34 per share, plus all accumulated and unpaid dividends. The Special Preferred Stock had a liquidation value of $304,000 at December 31, 1997. During 1997, 1996 and 1995, Special Preferred Stock consisting of 9,767, 12,812 and 14,841 shares, respectively, were converted into 130,970 shares of Common Stock.

         The Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits. At December 31, 1997, PPLCI did not have funds available for payment of dividends without the approval of the Oklahoma Insurance Commissioner.

         At December 31, 1997, the Company had outstanding options to purchase a total of 560,100 shares of the Company's Common Stock at an average price of $15.89 per share expiring at various periods through July, 2003.


Note 6 - Related Party Transactions

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

         Agency's financial position and results of operations are included in the Company's financial statements on a combined basis. Agency earned commissions, net of amounts paid directly to its agents by the underwriter, during 1997, 1996 and 1995 of $110,000, $130,000 and $120,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had a net loss for the year ended December 31, 1997 of $12,500 and net income for the year ended December 31, 1996 and 1995 of $6,700 and $599, respectively, after incurring commissions earned by the Chairman of $50,000, $49,000 and $45,000 respectively, and annual management fees of $72,000 paid to the Company.

         The Chairman and his wife own Stonecipher Aviation LLC ("SA"). The Company has agreed to reimburse SA for certain expenses pertaining to trips made by Company personnel for Company business purposes using aircraft owned by SA. Such reimbursement represents the pro rata portion of direct operating expenses, such as fuel, maintenance, pilot fees and landing fees, incurred in connection with such aircraft based on the relative number of flights taken for Company business purposes versus the number of other flights during the applicable period. No reimbursement is made for depreciation, capital expenditures or improvements relating to such aircraft. During 1997, the Company paid $192,000 to SA as reimbursement for such transportation expenses.

         An executive officer (President) and director of the Company has loans from the Company made in December 1992 and December 1996. The largest aggregate balance of these loans during the year ended December 31, 1997 was $296,000. The outstanding balance of these loans as of December 31, 1997 was $296,000. These loans bear annual interest at the rate of 3% in excess of the prime rate, adjusted on January 1 of each year, and are secured by commissions due from the Company. This individual also owns interests ranging from 10% to 67% in corporations or partnerships not affiliated with the Company but engaged in the marketing of the Company's Contracts and which earn commissions from sales of Contracts. These entities earned commissions, net of amounts passed through as commissions to their sales agents, during 1997, 1996 and 1995 of $49,000, $54,000 and $55,000, respectively.


Note 7 - Commitments and Contingencies

         Aggregate rental expense under all operating leases was $17,000, $27,000 and $28,000 in 1997, 1996 and 1995, respectively. There are no significant operating lease commitments in effect at December 31, 1997.

         The Company is a named defendant in certain lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Note 8 - Stock Options and Purchase Plan

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

        A summary of the status of the Company's Plan as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                 1997                      1996                     1995
                                         --------------------      --------------------     --------------------
                                                     Weighted                  Weighted                 Weighted
                                                     Average                   Average                  Average
                                                     Exercise                  Exercise                 Exercise
                                         Shares       Price        Shares       Price       Shares       Price
Outstanding at beginning of year.....     410,000    $   6.78       405,000     $  5.40       150,000    $   .58
Granted..............................     185,000       14.49        45,000       13.50       315,000       6.84
Exercised............................    (285,000)       5.55       (40,000)        .38       (60,000)       .90
Terminated...........................     (10,000)      16.00             -           -             -          -
                                          -------    --------       -------     -------       -------    -------
Outstanding at end of year...........     300,000    $  12.39       410,000     $  6.78       405,000    $  5.40
                                          =======    ========       =======     =======       =======    =======
Options exercisable at year end......     290,000    $  12.27       385,000     $  6.18       405,000    $  5.40
                                          =======    ========       =======     =======       =======    =======


      The following table summarizes information about stock options outstanding at December 31, 1997 issued pursuant to the Plan:


                                         Weighted Average
 Range of Exercise        Number           Remaining          Weighted Average
      Prices           Outstanding       Contractual Life      Exercise Price
-------------------------------------------------------------------------------
      $.38                15,000              2.72                $  .38
 $8.13 - $10.38           85,000              3.02                  9.32
 $14.25 -$16.00          200,000              4.25                 14.60
                         -------              ----                ------
                         300,000              3.82                $12.39
                         =======              ====                ======



         The Company, effective July 3, 1995 and July 22, 1997, adopted stock option plans for its marketing associates whereby the associates could earn stock options based upon their production and recruiting efforts. These options were issued to qualifying associates at each month end from July 1995 through March 1996 and for the month of July 1997 based on the month's production and recruiting results. The exercise price is equal to the closing stock price on the last trading day of each respective month for all grants from July 1995 through March 1996 and the exercise price for the July 1997 grants was $27.00 (which exceeded market). The options granted from July 1995 through March 1996 expired pursuant to their terms on July 31, 1997 and the options granted for production during July 1997 expire on July 31, 1998. Activity related to these plans is as follows:


                                                     1997                      1996                     1995
                                             ---------------------    ---------------------    -----------------------
                                                          Weighted                Weighted                   Weighted
                                                          Average                 Average                    Average
                                                          Exercise                Exercise                   Exercise
                                             Shares        Price        Shares      Price       Shares        Price
                                             ---------   ----------   ----------------------   ----------   ----------
Outstanding at beginning of year........      350,092     $  10.00       298,225    $   8.02           -      $  -
Granted.................................      100,000        27.00       177,133       12.50     299,785         8.02
Exercised...............................     (135,125)       10.26       (70,516)       8.95      (1,560)        7.03
Terminated..............................     (213,617)       10.01       (54,750)       8.63           -            -
                                             --------     --------       -------    --------     -------      -------
Outstanding at end of year..............      101,350     $  26.54       350,092    $  10.00     298,225      $  8.02
                                             ========     ========       =======    ========     =======      =======
Options exercisable at year end.........      101,350     $  26.54       350,092    $  10.00     298,225      $  8.02
                                             ========     ========       =======    ========     =======      =======


                                        Weighted Average
 Range of Exercise      Number             Remaining           Weighted Average
    Prices           Outstanding       Contractual Life         Exercise Price
 -----------------  --------------   --------------------    -------------------


      $8.25               2,500              2.96                   $ 8.25
      $27.00             98,850               .58                    27.00
                        -------             -----                   ------
                        101,350               .64                   $26.54
                        =======             =====                   ======

         In addition to those options issued pursuant to the Plan and those options issued to marketing associates in the two preceding tables, the Company has other options outstanding. A summary of the status of such options as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                 1997                       1996                        1995
                                         --------------------      -----------------------      ----------------------
                                                     Weighted                    Weighted                     Weighted
                                                     Average                     Average                      Average
                                                     Exercise                    Exercise                     Exercise
                                         Shares       Price         Shares        Price         Shares         Price
                                         ---------  ----------     ---------    ----------      -----------  ----------
Outstanding at beginning of year.....     245,050    $   1.00      1,029,656     $  1.47        3,995,781     $  2.01
Granted..............................     144,000       17.12              -           -            5,000        2.69
Exercised............................    (230,300)        .96       (784,606)       1.62       (2,971,125)       2.20
Terminated...........................           -           -              -           -                -           -
                                          -------    --------      ---------     -------        ---------     -------
Outstanding at end of year...........     158,750    $  15.69        245,050     $  1.00        1,029,656     $  1.47
                                          =======    ========      ========      =======        =========     =======
Options exercisable at year end......     158,750    $  15.69        245,050     $  1.00        1,029,656     $  1.47
                                          =======    ========      =========     =======        =========     =======


     The following table summarizes information about stock options other than those included in the Plan or issued to marketing associates outstanding at December 31, 1997:



                                         Weighted Average
 Range of Exercise         Number           Remaining          Weighted Average
     Prices             Outstanding      Contractual Life       Exercise Price
   $.50 - $2.69             14,750             1.55                $  1.73
 $16.75 - $19.00           144,000             4.55                  17.13
                           -------            -----                -------
                           158,750             4.28                $ 15.69
                           =======            =====                =======





         Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 and related interpretations for its employee compensation arrangements, and disclose the pro forma effects of applying SFAS 123. Had compensation cost for the Company's employee related stock option plans been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net income and earnings per share for 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                  1997       1996
                                                 ------     ------
             Net income  applicable to common
             stockholders:
                As reported..................   $18,790    $12,455
                Pro forma....................   $17,667    $12,227


             Basic earnings per common share:
                As reported..................   $   .85    $   .58
                Pro forma....................   $   .80    $   .57

             Diluted earnings per common
               share:
                As reported..................   $   .83    $   .56
                Pro forma....................   $   .78    $   .55


         The estimated fair value of options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free interest rate of 5.00%; expected life of 5 years; and expected volatility of 30%.

         In accordance with SFAS 123, the Company recorded compensation expense related to the issuance of stock options to marketing associates of $100,000, $318,000 and $76,000 during 1997, 1996 and 1995, respectively. The weighted average fair value of options granted that met the minimum exercise criteria during 1997 was $1.07 per share. The fair value of each stock option grant to marketing associates was measured on the date of the grant using the
Black-Scholes option pricing model with the following weighted average assumptions used: no dividend yield; risk-free interest rate of 5.00%; expected life of 1 year; and expected volatility of 30%.

         During 1988, the Company adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company common stock. The Company, at its option, may make matching contributions to the plan, and recorded expense during 1997, 1996 and 1995 of $55,785, $46,176 and $39,150 based on contributions of Company stock of 3,000 shares, 5,100 shares and 20,000 shares, respectively.


Note 9 - Earnings Per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and has restated earnings per share for all periods presented in accordance with that Statement.

         Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the year.

         Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The $3.00 Cumulative Convertible Preferred stock is not included in the weighted average number of common shares outstanding since such shares are considered antidilutive and therefore ignored in the computation of diluted earnings per share. Special Preferred Stock is considered to be a dilutive common stock equivalent and the number of shares issuable on conversion of the Special Preferred Stock is added to the weighted average number of common shares. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of warrants and options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options and warrants pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Additionally, the $2.40 Cumulative Convertible Preferred Stock, which was actually converted during 1995, is assumed to have been converted at the beginning of 1995 and the respective dividends are included in determining net income applicable to common stockholders.

                                                        Year Ended December 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      ------   ------   -------

Basic Earnings Per Share:

Earnings:
---------
Net income applicable to common stockholders......... $18,777  $12,455  $ 7,187
                                                      =======  =======  =======

Shares:
-------
Weighted average shares outstanding..................  22,127   21,332   18,947
                                                      =======  =======  =======
Basic earnings per common share...................... $   .85  $   .58  $   .38
                                                      =======  =======  =======

Diluted Earnings Per Share:

Earnings:
---------
Net income applicable to common stockholders......... $18,777  $12,455   $7,187
Add: Dividends on assumed conversion of preferred
  stock..............................................       -        -      110
                                                      -------  -------   ------
Income available to common stockholders and assumed
  conversions........................................ $18,777  $12,455   $7,297
                                                      =======  =======   ======


Shares:
-------
Weighted average shares outstanding..................  22,127   21,332   18,947
Assumed conversion of preferred stock................     109      142      827
Assumed exercise of options and warrants.............     339      845    1,634
                                                      -------  -------  -------
Weighted average number of shares, as adjusted.......  22,575   22,319   21,408
                                                      =======  =======  =======
Diluted earnings per common share.................... $   .83  $   .56  $   .34
                                                      =======  =======  =======





Note 10 - Selected Quarterly Financial Data (Unaudited)

      Following is a summary of the unaudited interim results of operations for the years ended December 31, 1997 and 1996.

                                           Selected Quarterly Data
                                   (In thousands except per share amounts)

                                  Income
                                  before             Basic earnings    Diluted
                                  income     Net      per common    earnings per
                       Revenues   taxes     Income      share       common share
                       --------  --------  --------  -------------  ------------
   1997
   ----
   First quarter....   $19,725    $6,124     $3,981        $.18          $.18
   Second quarter...    22,199     6,700      4,355         .20           .19
   Third quarter....    24,199     7,667      4,983         .22           .22
   Fourth quarter...    26,345     8,416      5,471         .24           .24

   1996
   ----
   First quarter....   $12,354    $3,954     $2,566        $.12          $.12
   Second quarter...    14,796     4,862      3,156         .15           .14
   Third quarter....    15,760     5,006      3,251         .15           .15
   Fourth quarter...    17,036     5,363      3,482         .16           .16

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
----------------------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

None.

                                    PART III

In accordance with the provisions of General Instruction G(3), information required by Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 1998.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a) The following documents are filed as part of this report:
         (1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 20 of this report.
         (2) Financial Statement Schedule: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 20 of this report.
         (3) Exhibits: For a list of the documents files as exhibits to this report, see the Exhibit Index following the signatures to this report.

(b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PRE-PAID LEGAL SERVICES, INC.

Date: February 13, 1998                     By:  /s/ Randy Harp
                                            ------------------------------------
                                                 Randy Harp
                                                 Chief Financial Officer and
                                                 Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                         Position                   Date

/s/ Harland C. Stonecipher      Chairman of the Board of     February 13, 1998
-----------------------------    Directors (Principal
    Harland C. Stonecipher       Executive Officer)


/s/ Wilburn L. Smith            President and Director       February 13, 1998
-----------------------------
    Wilburn L. Smith


/s/ Kathleen S. Pinson          Vice President, Controller   February 13, 1998
-----------------------------    and Director, (Principal
    Kathleen S. Pinson           Accounting Officer)


/s/ Randy Harp                  Chief Operating Officer,     February 13, 1998
-----------------------------    Chief Financial Officer
    Randy Harp                   and Director (Principal
                                 Financial Officer)


/s/ Peter K. Grunebaum          Director                     February 13, 1998
-----------------------------
    Peter K. Grunebaum


/s/ Francis A. Tarkenton        Director                     February 13, 1998
-----------------------------
    Francis A. Tarkenton

                                   SCHEDULE II
                        PRE-PAID LEGAL SERVICES, INC.
                Consolidated Valuation And Qualifying Accounts
                        Years ended December 31, 1997
                              (Amounts in 000's)

                                                  Additions
                                       Balance     Charged
                                        at         to Cost               Balance
                                      Beginning     and                  at End
        Description                   of Year     Expenses  Deductions   of Year
 -------------------------------------------------------------------------------

  Allowance for unrecoverable
  commission advances -
   (non-current):

  December 31, 1997                      $3,444     $ 300          -      $3,744
                                         ======     =====       =====     ======
  December 31, 1996                      $2,669     $ 775          -      $3,444
                                         ======     =====       =====     ======
  December 31, 1995                      $2,469     $ 200          -      $2,669
                                         ======     =====       =====     ======

                                INDEX TO EXHIBITS



Exhibit No.                               Description
-----------                              -------------

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated January 10, 1997)

3.2        Amended  and  Restated  Bylaws  of  the  Company   (Incorporated   by
           reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended September 30, 1996)

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

*10.8 Demand Note of Wilburn L. Smith and Carol Smith dated December 31, 1996 in favor of the Company

*10.9 Security Agreement between the Company, Wilburn L. Smith and Carol Smith dated December 11, 1992 (Incorporated by reference to Exhibit
           10.16 of the Company's Form SB-2 filed February 8, 1994)

*10.10 Letter Agreements dated July 8, 1993 and March 7, 1994 between the Company and Wilburn L. Smith (Incorporated by reference to Exhibit
           10.17 of the Company's Form 10-KSB filed for the year ending December 31, 1993)

*10.11 Stock Option Agreement dated May 13, 1997 between the Company and Francis A. Tarkenton (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

11.1       Statement of Computation of Per Share Earnings

21.1       List of Subsidiaries of the Company

23.1       Consent of Deloitte & Touche LLP

27.1       Financial Data Schedule

____________________
* ....Constitutes a management  contract or  compensatory  plan or arrangement required to be filed as an exhibit to this report.