Form 10-Q
period 1998-03-31
PRE PAID LEGAL SERVICES INC
filed 1998-05-05
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                       or

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

                                 (580) 436-1234
              (Registrants' telephone number, including area code)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 1998:

       Common Stock                $.01 par value              22,429,627

                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS
                                  --------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS
                                                        March 31,   December 31,
                                                          1998          1997
                                                       ----------   ------------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents............................. $ 21,044     $ 21,803
  Held-to-maturity investments - current portion........    6,992        4,242
  Accrued Contract income...............................    2,614        2,399
  Commission advances - current portion.................   17,813       15,705
                                                         --------     --------
    Total current assets................................   48,463       44,149
Held-to-maturity investments............................    1,500          650
Investments pledged.....................................    3,122        2,772
Commission advances, net................................   41,884       38,038
Property and equipment, net.............................    3,746        3,594
Other...................................................    3,074        2,709
                                                         --------     --------
    Total assets........................................ $101,789     $ 91,912
                                                         ========     ========



                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Contract benefits..................................... $  2,930     $  2,649
  Accounts payable and accrued expenses.................    2,758        2,281
                                                         --------     --------
    Total current liabilities...........................    5,688        4,930
Deferred income taxes...................................   19,449       16,471
                                                         --------     --------
    Total liabilities...................................   25,137       21,401
                                                         --------     --------

Stockholders' equity:
  Preferred stock, $1 par value; authorized 400 shares;
   issued and outstanding as follows:
    $3.00 Cumulative Convertible Preferred Stock,
    3 shares authorized, issued and outstanding at
    March 31, 1998 and December 31, 1997; liquidation
    value of $55 at March 31, 1998 and
    December 31, 1997...................................        3            3
  Special preferred stock, $1 par value; authorized
    500 shares, issued and outstanding in one series
    designated as follows:
     $1.00 Non-Cumulative Special Preferred Stock,
     23 shares authorized, issued and outstanding at
     March 31, 1998 and December 31, 1997; liquidation
     value of $304 at March 31, 1998 and
     December 31, 1997..................................       23           23
  Common stock, $.01 par value; 100,000 shares
     authorized; 23,169 and 23,151 issued at
     March 31, 1998 and December 31, 1997...............      232          232
  Capital in excess of par value........................   47,610       47,303
  Retained earnings.....................................   30,961       25,127
  Less: Treasury stock at cost; 747 shares..............   (2,177)      (2,177)
                                                         --------     --------
   Total stockholders' equity...........................   76,652       70,511
                                                         --------     --------
    Total liabilities and stockholders' equity.......... $101,789     $ 91,912
                                                         ========     ========






  The accompanying notes are an integral part of these financial statements.

                       PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in 000's, except per share amounts)
                                 (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1998      1997
                                                          --------  --------
Revenues:
  Contract premiums................................      $ 23,953   $ 16,219
  Associate services ..............................         3,731      2,700
  Interest income .................................           501        381
  Other ...........................................           612        425
                                                         --------   --------
                                                           28,797     19,725
                                                         --------   --------
Costs and expenses:
  Contract benefits ...............................         7,979      5,447
  Commissions .....................................         5,097      3,483
  General and administrative ......................         2,661      1,888
  Associate services and direct marketing .........         3,676      2,289
  Depreciation ....................................           205        161
  Premium taxes ...................................           365        333
                                                         --------   --------
                                                           19,983     13,601

Income before income taxes.........................         8,814      6,124
Provision for income taxes.........................         2,978      2,143
                                                         --------   --------
Net income.........................................         5,836      3,981
Less dividends on preferred shares.................             2          3
                                                         --------   --------
Net income applicable to common stockholders.......      $  5,834   $  3,978
                                                         ========   ========

Basic earnings per common share....................      $    .26   $    .18
                                                         ========   ========
Diluted earnings per common share..................      $    .26   $    .18
                                                         ========   ========










  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in 000's)
                                 (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Cash flows from operating activities:
Net income..............................................     $  5,836  $  3,981
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes...................        2,978     2,143
  Depreciation and amortization.........................          205       161
  Increase in accrued Contract income...................         (215)     (141)
  Increase in commission advances.......................       (5,954)   (4,601)
  (Increase) decrease in other assets...................         (365)       28
  Increase in Contract benefits.........................          281       222
  Increase in accounts payable and accrued expenses ....          477       469
                                                             --------   -------
    Net cash provided by operating activities...........        3,243     2,262
                                                             --------   -------

Cash flows from investing activities:
  Additions to property and equipment...................         (357)     (138)
  Purchases of investments..............................       (4,350)        -
  Maturities of investments.............................          400         -
                                                             --------   -------
    Net cash used in investing activities...............       (4,307)     (138)
                                                             --------   -------

Cash flows from financing activities:
  Proceeds from sale of common stock....................          307       449
  Dividends paid on preferred stock.....................           (2)       (3)
                                                             --------   -------
    Net cash provided by financing activities...........          305       446
                                                             --------   -------
Net increase (decrease) in cash and unpledged cash
   equivalents .........................................         (759)    2,570
Cash and cash equivalents at beginning of period .......       21,803    14,831
                                                             --------   -------
Cash and cash equivalents at end of period .............     $ 21,044  $ 17,401
                                                             ========  ========

Supplemental disclosure of cash flow information:
  Cash paid for interest................................     $      -  $      3
                                                             ========  ========
  Cash paid for income taxes............................     $      -  $      -
                                                             ========  ========








     The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        The consolidated balance sheet as of March 31, 1998, and the related statements of income and of cash flows for the three-month periods ended March 31, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

        These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the Company's financial statements and notes included in the 1997 Annual Report on Form 10-K.

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

         New Accounting Standards
        Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," ("SFAS 130") was issued in June, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130, effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods provided for comparative purposes. Adoption of this Statement effective January 1, 1998 did not affect the Company's financial statement presentation.

        Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") was issued in June, 1997. This Statement establishes standards for the way that public business  enterprises  report  information  about  operating  segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131, effective for fiscal years beginning after December 15, 1997, requires comparative information for previous years to be restated to comply with SFAS 131's reporting requirements. The Company currently does not expect adoption of this Statement to have a material effect on financial statement presentation or related footnote disclosures. SFAS 131 is not effective for interim financial statements in the initial year of its application.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
         All statements in this report concerning the Company other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of March 31, 1998 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Contracts, Contract persistency, regulation and competition risks and the risk relating to the continued active participation of its principal executive officer, Harland C. Stonecipher. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.

Results of Operations

         The Company reported net income applicable to common shares of $5.8 million, or $.26 per diluted common share, for the three months ended March 31, 1998, up 45% from net income applicable to common shares of $4.0 million, or $.18 per diluted common share, for the same period of 1997. The increase in the net income applicable to common shares for the 1998 period is primarily the result of increases in every revenue category for 1998 as compared to 1997.

         Contract premiums totaled $24.0 million during the three months ended March 31, 1998 compared to $16.2 million for the same period of 1997, an increase of 48%. Contract premiums and their impact on total revenues in any period are determined directly by the number of active Contracts in force during any such period. The active Contracts in force are determined by both the number of new Contracts sold in any period together with the persistency, or renewal rate, of existing Contracts. New Contract sales increased 37% during the three months ended March 31, 1998 to 85,223 from 62,307 during the comparable period of 1997. At March 31, 1998, there were 463,796 active Contracts in force compared to 324,801 at March 31, 1997. Additionally, the average annual premium per Contract has increased from $219 for all Contracts in force at March 31, 1997 to $224 for all Contracts in force at March 31, 1998, a 2.3% increase, as a result of a higher portion of active Contracts containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Small Business Legal Defense plan.

        Associate services revenue increased 37% from $2.7 million for the first three months of 1997 to $3.7 million during the same period of 1998 primarily as a result of Fast Start which resulted in the Company receiving training fees of approximately $1.8 million during the first quarter of 1998. The new combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new membership sales per associate. The positive impact of the program is reflected in the increase in new memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. The $1.8 million in training fees was comprised of $184 from each of approximately 9,800 new sales associates who elected to participate in Fast Start during the 1998 first quarter. New associates enrolled during the first quarter of 1998 were 14,741 compared to 14,833 for the same period of 1997, a decrease of 1%. The Company believes the decrease in associates recruited is primarily attributable to the increased costs associated with the Fast Start program. However, while the number of new associates decreased during 1998, the number of new Contracts sold, at least partially as a result of the Fast Start program, increased significantly. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Interest income for the three months ended March 31, 1998 increased 31% to $501,000 from $381,000 for the comparable quarter of 1997. Interest income increased as a result of increases in the average investments outstanding. At March 31, 1998 the Company reported $32.7 million in cash and investments compared to $22.4 million at March 31, 1997.

         Primarily as a result of the increase in Contract premiums, total revenues increased to $28.8 million for the three months ended March 31, 1998 from $19.7 million during the comparable period of 1997, an increase of 46%.

         Contract benefits totaled $8.0 million for the three months ended March 31, 1998 compared to $5.4 million for same period of 1997, and represented 33% of Contract premiums for both 1998 and 1997. This loss ratio (Contract benefits as a percentage of Contract premiums) should remain near 35% as the portion of active Contracts which provide for a capitated benefit continues to increase.

         Commission expense was $5.1 million for the three months ended March 31, 1998 compared to $3.5 million for the same period of 1997, and represented 21% and 22% of Contract premiums for 1998 and 1997, respectively. Commission expense, as a percentage of Contract premiums, should remain at or near 25% of Contract premiums in future years based on the Company's current commission structure.

          General and administrative expenses during the 1998 and 1997 three month periods were $2.7 million and $1.9 million, respectively, and represented 11.2% and 11.7% of Contract premiums for such periods. This trend of gradual increases in the total dollar amount of these expenses but decreases when expressed as a percentage of Contract premiums should continue as a result of certain economies of scale pertaining to the Company's operating leverage.

          Associate services and direct marketing expenses increased to $3.7 million for the first three months of 1998 from $2.3 million for the same period of 1997 primarily as a result of approximately $1.5 million in Fast Start training bonuses paid, additional costs of supplies due to increased purchases by associates and higher staffing requirements. These expenses also include the costs of providing associate services and marketing costs other than commissions which are directly associated with new membership sales.

          Due to property and equipment additions during 1997 and 1998, depreciation increased from $161,000 during the first three months of 1997 to $205,000 for the first three months of 1998. Premium taxes increased to $365,000 for the first three months of 1998 from $333,000 for the same period of 1997.

         The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of Contract premiums, was 34% for the first three months of 1998 compared to 35% for the same period of 1997 resulting in a combined loss and expense ratio of 67% for the first three months of 1998 compared to 69% for the same period of 1997. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         The Company has recorded a provision for income taxes of $3.0 million (34% of pretax income) for the first three months of 1998 compared to $2.1 million (35% of pretax income) for the same period of 1997. The Company has established a valuation allowance for the portion of its deferred tax asset that the Company believes more likely than not will not be realized. The Company believes it is unlikely that it will generate sufficient taxable income to realize the benefits from its pre-1996 NOLs and certain other carryforwards before they expire, primarily as a result of future tax deductions attributable to expected levels of commissions to be paid on new Contract sales. However, if the level of tax deductions for commissions is less than expected in 1998 (as a result of new Contract sales being less than expected or for any other reason), the Company may have taxable income. In such case, the Company's tax expense for 1998 would be reduced to reflect any actual or anticipated future utilization of deferred tax benefits through reduction in the current valuation allowance. The valuation allowance decreased $107,000 during the three months ended March 31, 1998.

         Dividends paid on outstanding preferred stock decreased to $2,000 for the first three months of 1998 from $3,000 for the same period of 1997, and such reduction is attributable to the conversion of shares of $3.00 Cumulative Convertible Preferred Stock into common stock.


Liquidity and Capital Resources

         General
         Consolidated net cash provided by operating activities was $3.2 million for the first three months of 1998 compared to of $2.3 million for the 1997 period. The increase of $900,000 in cash provided by operating activities during the first three months of 1998 compared to the same period of 1997 resulted primarily from an increase in net income of $1.8 million, an increase in deferred income taxes of $900,000, reduced by increases in other assets of $400,000 and increases in commission advances of $1.4 million related to the increase in new membership enrollments.

          The Company had a consolidated working capital surplus of $42.8 million at March 31, 1998, an increase of $3.6 million compared to a consolidated working capital of $39.2 million at December 31, 1997 and an increase of $15.9 million compared to March 31, 1997 working capital of $26.9 million. The $3.6 million increase in working capital during the first three months of 1998 was primarily the result of increases in the current portion of commission advances of $2.1 million and increases in cash and investments of $2.0 million less the $760,000 increase in Contract benefits and accounts payable and accrued expenses.

         The Company generally advances significant commissions at the time a membership is sold. During the three months ended March 31, 1998, the Company advanced commissions of $10.7 million on new membership sales compared to $7.8 million for the same period of 1997. Since approximately 93% of membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the membership until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $4.7 million and $3.0 million for the three month periods ended March 31, 1998 and 1997, respectively. The Company has recorded an allowance of $3.7 million to provide for estimated uncollectible balances.

         The Company has no outstanding material financial commitments and believes that it has significant ability to finance expected future growth in Contract sales based on its existing amount of unpledged cash and investments at March 31, 1998 of $29.5 million.

         Parent Company Funding and Dividends
         Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate Contracts as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements, if any, of either PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

      No.             Description
     ----       -----------------------
     11.1       Statement Regarding Computation of Per Share Earnings

     27.1       Financial Data Schedule

  (b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1998.




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PRE-PAID LEGAL SERVICES, INC.



Date: May 5, 1998                         /s/ HARLAND C. STONECIPHER
                                          ------------------------------------
                                          Harland C. Stonecipher
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)



Date: May 5, 1998                         /s/ RANDY HARP
                                          ------------------------------------
                                          Randy Harp
                                          Chief Financial Officer and
                                          Chief Operating Officer
                                          (Principal Financial Officer)



Date: May 5, 1998                         /s/ KATHY PINSON
                                          ------------------------------------
                                          Kathy Pinson
                                          Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


   No.                              Description
  -----         ------------------------------------------------------------
  11.1          Statement Regarding Computation of Per Share Earnings

  27.1          Financial Data Schedule