Form 10-Q/A
period 1998-03-31
PRE PAID LEGAL SERVICES INC
filed 1998-05-12
CIK 311657

This 10-Q/A has been amended to include the restated Financial Data Schedules as required pursuant to the implementation of SFAS 128.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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


                                          PRE-PAID LEGAL SERVICES, INC.



Date: May 11, 1998                         /s/ HARLAND C. STONECIPHER
                                          ------------------------------------
                                          Harland C. Stonecipher
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)



Date: May 11, 1998                         /s/ RANDY HARP
                                          ------------------------------------
                                          Randy Harp
                                          Chief Financial Officer and
                                          Chief Operating Officer
                                          (Principal Financial Officer)



Date: May 11, 1998                         /s/ KATHY PINSON
                                          ------------------------------------
                                          Kathy Pinson
                                          Controller
                                          (Principal Accounting Officer)