Form 10-K/A
period 1997-12-31
PRE PAID LEGAL SERVICES INC
filed 1998-06-19
CIK 311657

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

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1997, as set forth below and in the pages attached hereto.

     Part IV, Item 14 - "Exhibits and Reports on Form 8-K" is amended (i) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Ownership and Thrift Plan and Trust ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 1997, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the Consent of Deloitte & Touche LLP relating to the use of their report which is included as part of Exhibit 99.1.

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

Date:  June 19, 1997

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

+*10.8 Demand Note of Wilburn L. Smith and Carol Smith dated December 31, 1996 in favor of the Company

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

*10.11 Stock Option Agreement dated May 13, 1997 between the Company and Francis A. Tarkenton (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

 +11.1     Statement of Computation of Per Share Earnings

 +21.1     List of Subsidiaries of the Company

 +23.1     Consent of Deloitte & Touche LLP

++23.1 Consent of Deloitte & Touche LLP relating to report concerning plan financial information included as part of Exhibit 99.1.

++99.1 Financial information relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust, as required by Form 11-K for the fiscal year of the plan ended December 31, 1997.



--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
+   Previously filed.
++  Filed herewith.