Form 10-Q
period 1998-06-30
PRE PAID LEGAL SERVICES INC
filed 1998-07-23
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       or

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
           Yes    X        No ____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 14, 1998:

      Common Stock           $.01 par value                22,447,017

                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS
                                  --------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS
                                                          June 30,  December 31,
                                                            1998        1997
                                                        ----------  ------------
                                                        (Unaudited)
Current assets:
  Cash and cash equivalents............................  $ 17,466     $ 21,803
  Held-to-maturity investments - current portion.......     3,000        4,242
  Accrued membership income............................     2,774        2,399
  Commission advances - current portion................    18,539       15,705
                                                         --------     --------
    Total current assets...............................    41,779       44,149
Held-to-maturity investments...........................    13,076          650
Investments pledged....................................     2,922        2,772
Commission advances, net...............................    47,499       38,038
Property and equipment, net............................     3,863        3,594
Other..................................................     3,409        2,709
                                                         --------     --------
    Total assets.......................................  $112,548     $ 91,912
                                                         ========     ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Membership benefits...................................  $  3,179     $  2,649
 Accounts payable and accrued expenses.................     2,720        2,281
                                                         --------     --------
   Total current liabilities...........................     5,899        4,930
Deferred income taxes..................................    22,906       16,471
                                                         --------     --------
   Total liabilities...................................    28,805       21,401
                                                         --------     --------

Stockholders' equity:
 Preferred stock, $1 par value; authorized 400
shares; issued and outstanding as follows:
   $3.00 Cumulative Convertible Preferred Stock, 3
    shares authorized, issued and outstanding at
    June 30, 1998 and December 31, 1997;
    liquidation value of $55 at June 30, 1998 and
    December 31, 1997..................................         3           3
Special preferred stock, $1 par value; authorized
 500 shares, issued and outstanding in one series
  designated as follows:
    $1.00 Non-Cumulative Special Preferred Stock, 23
    shares authorized, issued and outstanding at
    June 30, 1998 and December 31, 1997; liquidation
    value of $304 at June 30, 1998 and
    December 31, 1997..................................        23          23
Common stock, $.01 par value; 100,000 shares authorized;
  23,189 and 23,151 issued at June 30, 1998 and
    December 31, 1997..................................       232         232
Capital in excess of par value.........................    47,979      47,303
Retained earnings......................................    37,683      25,127
Less: Treasury stock at cost; 747 shares...............    (2,177)     (2,177)
                                                         --------    --------
 Total stockholders' equity............................    83,743      70,511
                                                         --------    --------
  Total liabilities and stockholders' equity...........  $112,548    $ 91,912
                                                         ========    ========




   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                          Six Months Ended
                                                                June 30,
                                                       ----------------------
                                                           1998         1997
                                                       ----------  ----------
Revenues:
  Membership premiums................................   $ 50,338    $  34,609
  Associate services.................................      7,717        5,635
  Interest income....................................      1,038          745
  Other..............................................      1,239          935
                                                       ---------    ---------
                                                          60,332       41,924
                                                       ---------    ---------
Costs and expenses:
  Membership benefits................................     16,596       11,634
  Commissions........................................     10,877        7,570
  General and administrative.........................      5,606        3,983
  Associate services and direct marketing............      7,212        5,100
  Depreciation.......................................        414          325
  Premium taxes......................................        631          488
                                                       ---------    ---------
                                                          41,336       29,100
                                                       ---------    ---------

Income before income taxes...........................     18,996       12,824
Provision for income taxes...........................      6,435        4,488
                                                       ---------    ---------
Net income...........................................     12,561        8,336
Less dividends on preferred shares...................          5            7
                                                       ---------    ---------
Net income applicable to common stockholders.........   $ 12,556    $   8,329
                                                       =========    =========

Basic earnings per common share......................   $    .56    $     .38
                                                       =========    =========
Diluted earnings per common share....................   $    .55    $     .37
                                                       =========    =========







  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                        ---------------------
                                                           1998         1997
                                                        ----------  ---------
Revenues:
  Membership premiums................................   $ 26,385     $ 18,390
  Associate services.................................      3,986        2,935
  Interest income....................................        537          364
  Other..............................................        627          510
                                                        --------     --------
                                                          31,535       22,199
                                                        --------     --------
Costs and expenses:
  Membership benefits................................      8,617        6,187
  Commissions........................................      5,780        4,087
  General and administrative.........................      2,945        2,095
  Associate services and direct marketing............      3,536        2,811
  Depreciation.......................................        209          164
  Premium taxes......................................        266          155
                                                        --------     --------
                                                          21,353       15,499
                                                        --------     --------

Income before income taxes...........................     10,182        6,700
Provision for income taxes...........................      3,457        2,345
                                                        --------     --------
Net income...........................................      6,725        4,355
Less dividends on preferred shares...................          3            4
                                                        --------     --------
Net income applicable to common stockholders.........   $  6,722     $  4,351
                                                        ========     ========

Basic earnings per common share......................   $    .30     $    .20
                                                        ========     ========
Diluted earnings per common share....................   $    .29     $    .19
                                                        ========     ========







  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                        ----------------------
                                                           1998         1997
                                                        ----------  ----------
Cash flows from operating activities:
Net income............................................. $ 12,561     $  8,336
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for deferred income taxes..................    6,435        4,488
  Depreciation and amortization........................      414          325
  Increase in accrued membership income................     (375)        (291)
  Increase in commission advances......................  (12,295)     (10,357)
  Increase in other assets.............................     (700)         (74)
  Increase in membership benefits......................      530          472
  Increase in accounts payable and accrued expenses....      439          808
                                                        --------     --------
      Net cash provided by operating activities........    7,009        3,707
                                                        --------     --------

Cash flows from investing activities:
  Additions to property and equipment..................     (683)        (295)
  Purchases of investments.............................  (13,059)      (1,301)
  Maturities of investments............................    1,725          115
                                                        --------     --------
      Net cash used in investing activities............  (12,017)      (1,481)
                                                        --------     --------

Cash flows from financing activities:
  Proceeds from sale of common stock...................      676        2,536
  Dividends paid on preferred stock....................       (5)          (7)
                                                        --------     --------
      Net cash provided by financing activities........      671        2,529
                                                        --------     --------

Net (decrease) increase in cash and cash equivalents...   (4,337)       4,755
Cash and cash equivalents at beginning of period.......   21,803       14,831
                                                        --------     --------
Cash and cash equivalents at end of period............. $ 17,466     $ 19,586
                                                        ========     ========

Supplemental disclosure of cash flow information:
  Cash paid for interest............................... $      -     $      6
                                                        ========     ========
  Cash paid for income taxes........................... $      -     $      -
                                                        ========     ========






  The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The consolidated balance sheet as of June 30, 1998, and the related statements of income for the three-month and six-month periods ended June 30, 1998 and 1997 and the statements of cash flows for the six-month periods ended June 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

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

         New Accounting Standards
         Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," ("SFAS 130") was issued in June 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130, effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods provided for comparative purposes. Adoption of this Statement effective January 1, 1998 did not affect the Company's financial statement presentation.

         Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") was issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131, effective for fiscal years beginning after December 15, 1997, requires comparative information for previous years to be restated to comply with SFAS 131's reporting requirements. The Company currently does not expect adoption of this Statement to have a material effect on financial statement presentation or related footnote disclosures. SFAS 131 is not effective for interim financial statements in the initial year of its application.

         Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement should not be applied retroactively to financial statements of prior periods. The Company believes that it holds no derivative instruments at June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------
         All statements in this report concerning the Company other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of June 30, 1998 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its memberships, membership persistency, regulation and competition risks and the risk relating to the continued active participation of its principal executive officer, Harland C. Stonecipher. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.


Results of Operations

First Six Months of 1998 Compared to First Six Months of 1997
-------------------------------------------------------------

         The Company reported net income applicable to common shares of $12.6 million, or $.55 per diluted common share, for the six months ended June 30, 1998, up 51% from net income applicable to common shares of $8.3 million, or $.37 per diluted common share, for the same period of 1997. The increase in the net income applicable to common shares for the 1998 period is primarily the result of increases in every revenue category for 1998 as compared to 1997.

         Membership premiums totaled $50.3 million during the six months ended June 30, 1998 compared to $34.6 million for the same period of 1997, an increase of 45%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active memberships in force during any such period. The active memberships in force are determined by both the number of new memberships sold in any period together with the persistency, or renewal rate, of existing memberships. New membership sales increased 33% during the six months ended June 30, 1998 to 177,429 from 133,607 during the comparable period of 1997. At June 30, 1998, there were 507,365 active memberships in force compared to 359,578 at June 30, 1997. Additionally, the average annual premium per membership has increased from $221 for all memberships in force at June 30, 1997 to $226 for all memberships in force at June 30, 1998, a 2.3% increase, as a result of a higher portion of active memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Small Business Legal Defense plan.

         Associate services revenue increased 37% from $5.6 million for the first six months of 1997 to $7.7 million during the same period of 1998 primarily as a result of Fast Start which resulted in the Company receiving training fees of approximately $3.9 million during the first six months of 1998 compared to $2.6 million during the first six months of 1997. The combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new membership sales per associate. The positive impact of the program is reflected in the increase in new memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. The $3.9 million in training fees was comprised of $184 from each of approximately 21,200 new sales associates who elected to participate in Fast Start during the first six months of 1998. New associates enrolled during the first six months of 1998 were 30,710 compared to 29,623 for the same period of 1997, an increase of 4%. The Company believes the slow down in the number of associates recruited is primarily attributable to the increased costs associated with the Fast Start program. However, while the number of new associates increased only 4% during 1998, the number of new memberships sold, at least partially as a result of the Fast Start program, increased 33%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Interest income for the six-month period ended June 30, 1998 increased 39% to $1.0 million from $745,000 for the comparable period of 1997. Interest income increased as a result of increases in the average investments outstanding. At June 30, 1998 the Company reported $36.5 million in cash and investments compared to $25.8 million at June 30, 1997.

         Primarily as a result of the increase in membership premiums, total revenues increased to $60.3 million for the six month period June 30, 1998 from $41.9 million during the comparable period of 1997, an increase of 44%.

         Membership benefits totaled $16.6 million for the six month period ended June 30, 1998 compared to $11.6 million for same period of 1997, and represented 33% and 34% of membership premiums for 1998 and 1997, respectively. This loss ratio (membership benefits as a percentage of membership premiums) should remain near 35% as the portion of active memberships that provide for a capitated benefit continues to increase.

         Commission expense was $10.9 million for the six months ended June 30, 1998 compared to $7.6 million for the same period of 1997, and represented 22% of membership premiums for both 1998 and 1997. Commission expense, as a percentage of membership premiums, should remain at or near these levels in future periods based on the Company's current commission structure.

         General and administrative expenses during the 1998 and 1997 six-month periods were $5.6 million and $4.0 million, respectively, and represented 11% of membership premiums for such periods. This trend of gradual increases in the total dollar amount of these expenses but consistency when expressed as a percentage of membership premiums should continue and such percentages should remain at or near these levels in future periods.

         Associate services and direct marketing expenses increased to $7.2 million for the first six months of 1998 from $5.1 million for the same period of 1997 primarily as a result of approximately $3.1 million in Fast Start training bonuses incurred, additional costs of supplies due to increased purchases by associates and higher staffing requirements. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new membership sales.

         Due to property and equipment additions during 1998 and 1997, depreciation increased from $325,000 during the first six months of 1997 to $414,000 for the first six months of 1998. Premium taxes increased to $631,000 for the first six months of 1998 from $488,000 for the same period of 1997.

         The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of membership premiums, was 34% for the first six months of 1998 compared to 35% for the same period of 1997 resulting in a combined loss and expense ratio of 67% for the first six months of 1998 compared to 68% for the same period of 1997. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         The Company has recorded a provision for income taxes of $6.4 million (34% of pretax income) for the first six months of 1998 compared to $4.5 million (35% of pretax income) for the same period of 1997. The Company has established a valuation allowance for the portion of its deferred tax asset that the Company believes more likely than not will not be realized. Historically, the Company has concluded that it is unlikely it will generate sufficient taxable income to realize the benefits from its pre-1996 NOLs and certain other carryforwards before they expire, primarily as a result of future tax deductions attributable to expected levels of commissions to be paid on new membership sales. Operating results for the six months ended June 30, 1998 indicate that there is an increasing possibility that the Company may have taxable income for fiscal 1998. There are a large number of variables that will effect the determination of taxable income, and the Company does not have the ability to definitely predict whether or not it will have taxable income for fiscal 1998 until later in the current year. Should the Company have taxable income for 1998, the Company's tax expense for 1998 would be reduced to reflect any actual or anticipated future utilization of deferred tax benefits through reduction in the current valuation allowance.

         Dividends paid on outstanding preferred stock decreased to $5,000 for the first six months of 1998 from $7,000 for the same period of 1997, and such reduction is attributable to the conversion of shares of $3.00 Cumulative Convertible Preferred Stock into common stock.

Second Quarter of 1998 Compared to the Second Quarter of 1997
-------------------------------------------------------------

         The results of operations in the second quarter of 1998, compared to the second quarter of 1997, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first six months of 1998 to the first six months of 1997.

         Total revenues increased 42%, or approximately $9.3 million, to $31.5 million in the second quarter of 1998 compared to $22.2 million in the second quarter of 1997, primarily as a result of increases in membership premiums. The membership premium increase of 43% primarily resulted from an increase in the number of average active memberships during the second quarter of 1998 compared to the similar period in 1997.

         Membership benefits totaled $8.6 million in the 1998 second quarter compared to $6.2 million in the 1997 second quarter and resulted in a loss ratio of 33% and 34%, respectively. The Company's expense ratio was 34% for the second quarter of 1998 and 1997, respectively. This resulted in a combined loss and expense ratio of 67% and 68%, respectively. The combined ratio does not measure total profitability because it does not taken into account all revenues and expenses.

         The above factors resulted in a 1998 second quarter net income applicable to common shares of $6.7 million, or $.29 per diluted common share, compared to $4.4 million, or $.19 per diluted common share, for the second quarter of 1997.


Liquidity and Capital Resources
-------------------------------

         General
         Consolidated net cash provided by operating activities was $7.0 million for the first six months of 1998 compared to of $3.7 million for the 1997 period. The increase of $3.3 million in cash provided by operating activities during the first six months of 1998 compared to the same period of 1997 resulted primarily from an increase in net income of $4.2 million, an increase in deferred income taxes of $2.0 million, reduced by increases in other assets of $600,000 and increases in commission advances of $2.0 million related to the increase in new membership enrollments.

         The Company had a consolidated working capital surplus of $35.9 million at June 30, 1998, a decrease of $3.3 million compared to a consolidated working capital of $39.2 million at December 31, 1997 and an increase of $5.6 million compared to June 30, 1997 working capital of $30.3 million. The $3.3 million decrease in working capital during the first six months of 1998 was primarily the result of decreases in cash and cash equivalents and investments of $5.6 million due to the management's decision to move a portion of these current assets into longer term investments with higher yields. This movement of current investments to long term investments was partially offset by increases in the current portion of commission advances of $2.8 million less the $1.0 million increase in membership benefits and accounts payable and accrued expenses. The Company's investments consist of investment grade (rated Baa or higher) bonds primarily issued by the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

         The Company generally advances significant commissions at the time a membership is sold. During the three months ended June 30, 1998, the Company advanced commissions of $22.4 million on new membership sales compared to $17.2 million for the same period of 1997. Since approximately 93% of membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the membership until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $10.1 million and $6.6 million for the six-month periods ended June 30, 1998 and 1997, respectively. The Company has recorded an allowance of $3.7 million to provide for estimated uncollectible balances.

         The Company has no outstanding material financial commitments and believes that it has significant ability to finance expected future growth in membership sales based on its existing amount of unpledged cash and investments at June 30, 1998 of $33.5 million.

         Parent Company Funding and Dividends
         Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI is required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million. Although the Company does not expect additional capital requirements of either PPLCI or PPLSIF, such requirements would be funded by the Company in the form of capital contributions or surplus debentures.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on April 17, 1998. The only matters submitted to a vote of the Company's shareholders at the Annual Meeting were the election of five directors. The results of the election for each such director were as follows:

                                                     Abstentions and
                                  Votes For           Votes Withheld
                                 ------------        ----------------
Peter K. Grunebaum                17,647,909             100,409
Randy Harp                        17,648,114             100,204
John W. Hail                      17,645,413             102,905
David A. Savula                   17,645,482             102,836
Shirley A. Stonecipher            17,451,886             296,432

     The Board of Directors of the Company consists of eight members and is divided into three classes as nearly equal in size as possible, with the term of office of one class expiring each year. The respective terms of service of Messrs. Hail and Savula will expire in 2000 and the respective terms of service of Messrs. Grunebaum and Harp and Ms. Stonecipher will expire in 2001. The terms of the other three directors of the Company did not expire at the Annual Meeting. The names of such directors and the year of expiration of their respective terms are as follows: Harland C. Stonecipher - 1999; Wilburn L. Smith
- 1999; and Kathleen S. Pinson - 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

 No.                 Description
 ---                 -----------
10.1     Letter Agreement dated July 8, 1993 between the Company and David A.
         Savula

10.2 Stock Option Agreement dated as of February 6, 1998 between the Company and David A. Savula

10.3 Stock Option Agreement dated as of April 3, 1998 between the Company and David A. Savula

11.1     Statement Regarding Computation of Per Share Earnings

27.1     Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PRE-PAID LEGAL SERVICES, INC.



Date: July 21, 1998                        /s/ Harland C. Stonecipher
                                           ------------------------------------
                                           Harland C. Stonecipher
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



Date: July 21, 1998                        /s/ Randy Harp
                                           ------------------------------------
                                           Randy Harp
                                           Chief Financial Officer and
                                           Chief Operating Officer
                                           (Principal Financial Officer)


Date: July 21, 1998                        /s/ Kathy Pinson
                                           ------------------------------------
                                           Kathy Pinson
                                           Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


  No.                                Description
 ----        ------------------------------------------------------------
 10.1        Letter Agreement dated July 8, 1993 between the Company and
             David A. Savula

 10.2 Stock Option Agreement dated as of February 6, 1998 between the Company and David A. Savula

 10.3 Stock Option Agreement dated as of April 3, 1998 between the Company and David A. Savula

 11.1        Statement Regarding Computation of Per Share Earnings

 27.1        Financial Data Schedule