Form 10-Q
period 1998-09-30
PRE PAID LEGAL SERVICES INC
filed 1998-11-13
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       or

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

           Yes    X        No ____


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 11, 1998:

      Common Stock              $.01 par value               23,486,969

                                     PART I

                              FINANCIAL INFORMATION



Item 1.  Financial Statements

       a)       Financial Statements of Registrant


                    Index
                    -----

Consolidated Balance Sheets as of September 30,1998 (Unaudited) and December 31, 1997


Consolidated Statements of Income (Unaudited) for the 3 months ended September 30, 1998 and 1997


Consolidated Statements of Income (Unaudited) for the 9 months ended September 30, 1998 and 1997

Consolidated Statements of Cash Flows (Unaudited) for the 9 months ended September 30, 1998 and 1997


Notes to Consolidated Financial Statements (Unaudited)



         The consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 31, 1997.

         The consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

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

                           PRE-PAID LEGAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS
                    (Amounts in 000's, except par values)

                                    ASSETS
                                                          September   December
                                                           30, 1998   31, 1998
                                                          ---------   ---------
                                                          (Unaudited)
   Current assets:
     Cash and cash equivalents...........................  $ 10,765    $ 21,803
     Held-to-maturity investments - current portion......     4,794       4,242
     Accrued membership income...........................     3,048       2,399
     Commission advances - current portion...............    20,281      15,705
                                                           --------    --------
       Total current assets..............................    38,888      44,149
   Held-to-maturity investments..........................    15,932         650
   Available for sale investments........................     7,048           -
   Investments pledged...................................     2,922       2,772
   Commission advances, net..............................    52,022      38,038
   Property and equipment, net...........................     3,954       3,594
   Other.................................................     3,463       2,709
                                                           --------    --------
       Total assets......................................  $124,229    $ 91,912
                                                           ========    ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
   Membership benefits..................................   $  3,459    $  2,649
   Accounts payable and accrued expenses................      3,168       2,281
                                                            --------    -------
      Total current liabilities.........................      6,627       4,930
   Deferred income taxes................................     26,740      16,471
                                                           --------    --------
      Total liabilities.................................     33,367      21,401
                                                           --------    --------

   Stockholders' equity:
    Preferred stock, $1 par value; authorized 400
      shares; issued and outstanding as follows:
    $3.00 Cumulative Convertible Preferred Stock, 3
      shares authorized, issued and outstanding at
    September 30, 1998 and December 31, 1997;
      liquidation value of $55 at September 30, 1998
      and December 31, 1997.............................          3           3
    Special preferred stock, $1 par value; authorized
      500 shares, issued and outstanding in one series
      designated as follows:
        $1.00 Non-Cumulative Special Preferred Stock, 23
        shares authorized, issued and outstanding at
        September 30, 1998 and December 31, 1997;
        liquidation value of $304 at September 30, 1998
        and December 31, 1997...........................         23          23
    Common stock, $.01 par value; 100,000 shares
      authorized; 23,268 and 23,151 issued at
      September 30, 1998 and December 31, 1997..........        233         232
    Capital in excess of par value......................     49,203      47,303
    Retained earnings...................................     45,105      25,127
    Less:Treasury stock at cost; 797 and 747 shares at
      September  30, 1998  and December 31, 1997........     (3,705)     (2,177)
                                                           --------    --------
      Total stockholders' equity........................     90,862      70,511
                                                           --------    --------
      Total liabilities and stockholders' equity........   $124,229    $ 91,912
                                                           ========    ========



  The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in 000's, except per share amounts)
                                 (Unaudited)




                                                           Three Months Ended
                                                              September 30,
                                                           -------------------
                                                             1998       1997
                                                           --------   --------
Revenues:
  Membership premiums....................................  $ 28,105   $ 20,149
  Associate services.....................................     4,093      3,142
  Interest income........................................       783        407
  Other..................................................       690        501
                                                           --------   --------
                                                             33,671     24,199
                                                           --------   --------
Costs and expenses:
  Membership benefits....................................     9,297      6,476
  Commissions............................................     6,422      4,418
  General and administrative.............................     2,901      2,232
  Associate services and direct marketing................     3,306      3,041
  Depreciation...........................................       210        183
  Premium taxes..........................................       277        182
                                                           --------   --------
                                                             22,413     16,532
                                                           --------   --------

Income before income taxes...............................    11,258      7,667
Provision for income taxes...............................     3,834      2,684
                                                           --------   --------
Net income...............................................     7,424      4,983
Less dividends on preferred shares.......................         2          3
                                                           --------   --------
Net income applicable to common stockholders.............  $  7,422   $  4,980
                                                           ========   ========

Basic earnings per common share..........................  $    .33   $    .22
                                                           ========   ========
Diluted earnings per common share........................  $    .32   $    .22
                                                           ========   ========





   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)





                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                             1998       1997
                                                           ---------   --------
 Revenues:
   Membership premiums....................................  $ 78,443   $ 54,758
   Associate services.....................................    11,810      8,777
   Interest income........................................     1,821      1,152
   Other..................................................     1,929      1,436
                                                            --------   --------
                                                              94,003     66,123
                                                            --------   --------
 Costs and expenses:
  Membership benefits.....................................    25,893     18,110
  Commissions.............................................    17,299     11,988
  General and administrative..............................     8,507      6,215
  Associate services and direct marketing.................    10,518      8,141
  Depreciation............................................       624        508
  Premium taxes...........................................       908        670
                                                            --------   --------
                                                              63,749     45,632
                                                            --------   --------


Income before income taxes................................    30,254     20,491
Provision for income taxes................................    10,269      7,172
                                                            --------   --------
Net income................................................    19,985     13,319
Less dividends on preferred shares........................         7         10
                                                            --------   --------
Net income applicable to common stockholders..............  $ 19,978   $ 13,309
                                                            ========   ========

Basic earnings per common share...........................  $    .89   $    .59
                                                            ========   ========

Diluted earnings per common share.........................  $    .87   $    .59
                                                            ========   ========








    The accompanying notes are an integral part of these financial statements

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)



                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                             1998       1997
                                                           --------   ---------

Cash flows from operating activities:
Net income...............................................  $ 19,985   $ 13,319
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes....................    10,269      7,172
  Depreciation and amortization..........................       624        508
  Provision for associate stock options..................         -        100
  Increase in accrued membership income..................      (649)      (398)
  Increase in commission advances........................   (18,560)   (16,733)
  (Increase) decrease in other assets....................      (754)         9
  Increase in membership benefits........................       810        695
  Increase in accounts payable and accrued expenses......       887        781
                                                           --------   --------
     Net cash provided by operating activities...........    12,612      5,453
                                                           --------   --------

Cash flows from investing activities:
  Additions to property and equipment....................      (984)      (734)
  Purchases of investments - Held-to-maturity............   (19,959)    (1,851)
  Purchases of investments - Available-for-sale..........    (7,048)         -
  Maturities of investments - Held-to-maturity...........     3,975        115
                                                           --------   --------
     Net cash used in investing activities...............   (24,016)    (2,470)
                                                           --------   --------

Cash flows from financing activities:
  Proceeds from sale of common stock.....................     1,901      3,155
  Purchase of treasury stock.............................    (1,528)         -
  Dividends paid on preferred stock......................        (7)       (10)
                                                           --------   --------
     Net cash provided by financing activities...........       366      3,145
                                                           --------   --------

Net (decrease) increase in cash .........................   (11,038)     6,128
Cash and cash equivalents at beginning of period.........    21,803     14,831
                                                           --------   --------
Cash and cash equivalents at end of period...............  $ 10,765   $ 20,959
                                                           ========   ========

Supplemental disclosure of cash flow information:
  Cash paid for interest.................................  $      -   $      6
                                                           ========   ========

  Cash paid for income taxes.............................  $      -   $      -
                                                           ========   ========






    The accompanying notes are an integral part of thesefinancial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The consolidated balance sheets as of September 30, 1998, and the related statements of income and of cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

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

         New Accounting Standards
         Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," ("SFAS 130") was issued in June 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130, effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods provided for comparative purposes. Adoption of this Statement effective January 1, 1998 did not affect the Company's financial statement presentation. Although the Company has acquired available-for-sale investments during this quarter, any amounts that would be disclosed pursuant to SFAS 130 are immaterial at September 30, 1998. The Company will make all necessary reporting and display changes in its financial statements, if any, should the applicable amounts become material.

         Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") was issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131, effective for fiscal years beginning after December 15, 1997, requires comparative information for previous years to be restated to comply with SFAS 131's reporting requirements. SFAS 131 is not effective for interim financial statements in the initial year of its application. Due to the subsequent events described below, the Company may be required to provide additional operating segment disclosures in future periods should they become material.

         Statement of Financial Accounting Standards 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132") was issued in February 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans but standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when earlier Financial Accounting Standards Board Statements were issued. This Statement is effective for fiscal years beginning after December 15, 1997. Since the Company does not maintain any defined benefit pension or postretirement plans, this Statement did not affect the Company's financial statement presentation.

         Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that it holds no derivative instruments at September 30, 1998.

         Subsequent Event
         On October 2, 1998, the Company acquired TPN, Inc. d.b.a. The Peoples Network ("TPN") in a tax-free reorganization in which TPN was merged directly into the Company. Since its inception in 1994, TPN marketed personal development products and services together with PRIMESTAR(R) satellite subscription television service to its members through a network marketing sales force. Prior to the merger, TPN had a sales force of approximately 30,000 it considered active. TPN delivered and the Company will continue to deliver its personal development products and services to its sales force and its subscribers via its own full time channel known as the "SUCCESS CHANNEL" on the PRIMESTAR(R) digital satellite network. The Company also intends to recruit as many of TPN's former sales associates as possible to market the Company's legal service plans. The Company issued 999,992 shares of common stock to the holders of TPN common stock and warrants.

         The merger will be accounted for under the pooling of interests method and, accordingly, historical financial data in future reports will be restated to include TPN data. The following unaudited pro forma data summarizes the combined results of operations of the Company and TPN as though the merger had occurred at the beginning of fiscal 1997.

                    Unaudited Pro Forma Financial Information
 -----------------------------------------------------------------------------
          (Amounts in 000's, except per share amounts)
                        Three Months Ended                  Nine Months Ended
                           September 30,                       September 30,
                      ---------------------------       -----------------------
                         1998        1997                    1998        1997
                      --------    ---------                ---------   ---------
Revenues              $ 39,744    $ 36,496                $ 117,440   $ 95,689
Net income               7,064       6,077                   18,295     13,652
Earnings per share:
    Basic             $    .30    $    .26                $     .78   $    .59
    Diluted           $    .30    $    .26                $     .76   $    .58



         Additionally, on October 6, 1998, the Company announced its agreement to acquire Universal Fidelity Life Insurance Company from Conseco. Universal Fidelity, based in Duncan, Oklahoma, was a subsidiary of Pioneer Financial Services, Inc., when Pioneer was acquired by Conseco in 1997. The terms of the acquisition transaction contemplate that Universal Fidelity's health insurance policies will be reinsured by a subsidiary of Conseco. Universal will retain the existing life business with 1997 annual premium of approximately $1 million. Pre-Paid's purchase price is expected to be approximately $7 million in cash, which is approximately 1.2 times the estimated capital and surplus of Universal after a planned extraordinary dividend. The transaction is not expected to have a material effect on Pre-Paid's operating results for the year ending December 31, 1998. This transaction is subject to certain conditions, including insurance department approval

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         All statements in this report concerning the Company other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of September 30, 1998 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its memberships, membership persistency, regulation and competition risks and the risk relating to the continued active participation of its principal executive officer, Harland C. Stonecipher. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.

Results of Operations

First Nine Months of 1998 Compared to First Nine Months of 1997

         The Company reported net income applicable to common shares of $20.0 million, or $.87 per diluted common share, for the nine months ended September 30, 1998, up 50% from net income applicable to common shares of $13.3 million, or $.59 per diluted common share, for the same period of 1997. The increase in the net income applicable to common shares for the 1998 period is primarily the result of increases in every revenue category for 1998 as compared to 1997.

         Membership premiums totaled $78.4 million during the nine months ended September 30, 1998 compared to $54.8 million for the same period of 1997, an increase of 43%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active memberships in force during any such period. The active memberships in force are determined by both the number of new memberships sold in any period together with the persistency, or renewal rate, of existing memberships. New membership sales increased 31% during the nine months ended September 30, 1998 to 273,048 from 208,087 during the comparable period of 1997. At September 30, 1998, there were 546,358 active memberships in force compared to 392,791 at September 30, 1997. Additionally, the average annual premium per membership has increased from $224 for all memberships in force at September 30, 1997 to $227 for all memberships in force at September 30, 1998, a 1% increase, as a result of a higher portion of active memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Small Business Legal Defense plan.

         Associate services revenue increased 35% from $8.8 million for the first nine months of 1997 to $11.8 million during the same period of 1998 primarily as a result of Fast Start which resulted in the Company receiving training fees of approximately $6.1 million during the first nine months of 1998 compared to $4.0 million for the comparable period of 1997. The combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new membership sales per associate. The positive impact of the program is reflected in the increase in new memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. The $6.1 million in training fees was comprised of $184 from each of approximately 33,200 new sales associates who elected to participate in Fast Start during the first nine months of 1998. New associates enrolled during the first nine months of 1998 were 46,530 compared to 43,861 for the same period of 1997, an increase of 6%. The Company believes the reduced rate of growth in the number of associates recruited is primarily attributable to the increased costs associated with the Fast Start program. However, while the number of new associates increased only 6% during 1998, the number of new memberships sold, at least partially as a result of the Fast Start program, increased 31%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Interest income for the nine month period ended September 30, 1998 increased 58% to $1.8 million from $1.2 million for the comparable period of 1997. Interest income increased as a result of increases in the average investments outstanding. At September 30, 1998 the Company reported $41.5 million in cash and investments compared to $27.7 million at September 30, 1997.

         Primarily as a result of the increase in membership premiums, total revenues increased to $94.0 million for the nine month period September 30, 1998 from $66.1 million during the comparable period of 1997, an increase of 42%.

         Membership benefits totaled $25.9 million for the nine month period ended September 30, 1998 compared to $18.1 million for same period of 1997, and represented 33% of membership premiums for both 1998 and 1997 periods. This loss ratio (membership benefits as a percentage of membership premiums) should remain near 35% as the portion of active memberships which provide for a capitated benefit continues to increase.

         Commission expense was $17.3 million for the nine months ended September 30, 1998 compared to $12.0 million for the same period of 1997, and represented 22% of membership premiums for both 1998 and 1997 periods. Commission expense, as a percentage of membership premiums, should remain at or near these levels in future periods based on the Company's current commission structure.

         General and administrative expenses during the 1998 and 1997 nine-month periods were $8.5 million and $6.2 million, respectively, and represented 11% of membership premiums for such periods. This trend of gradual increases in the total dollar amount of these expenses but consistent when expressed as a percentage of membership premiums should continue and such percentages should remain at or near these levels in future periods.

         Associate services and direct marketing expenses increased to $10.5 million for the first nine months of 1998 from $8.1 million for the same period of 1997 primarily as a result of approximately $4.8 million in Fast Start training bonuses paid, additional costs of supplies due to increased purchases by associates and higher staffing requirements. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new membership sales.

         Due to property and equipment additions during 1998 and 1997, depreciation increased from $508,000 during the first nine months of 1997 to $624,000 for the first nine months of 1998. Premium taxes increased to $908,000 for the first nine months of 1998 from $670,000 for the same period of 1997.

         The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of membership premiums, was 34% for both periods of 1998 and 1997 resulting in a combined loss and expense ratio of 67% for the first nine months of 1998 compared to 68% for the same period of 1997. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         The Company has recorded a provision for income taxes of $10.3 million (34% of pretax income) for the first nine months of 1998 compared to $7.2 million (35% of pretax income) for the same period of 1997. The Company has established a valuation allowance for the portion of its deferred tax asset that the Company believes more likely than not will not be realized. Historically, the Company has concluded that it is unlikely it will generate sufficient taxable income to realize the benefits from its pre-1996 NOLs and certain other carryforwards before they expire, primarily as a result of future tax deductions attributable to expected levels of commissions to be paid on new membership sales. Operating results for the nine months ended September 30, 1998 indicate that there is an increasing possibility that the Company may have taxable income for fiscal 1998. There are a large number of variables that will affect the determination of taxable income, and the Company does not have the ability to definitely predict whether or not it will have taxable income for fiscal 1998 until later in the current year. Should the Company have taxable income for 1998, the Company's tax expense for 1998 would be reduced to reflect any actual or anticipated future utilization of deferred tax benefits through reduction in the current valuation allowance.

         Dividends paid on outstanding preferred stock decreased to $7,000 for the first nine months of 1998 from $10,000 for the same period of 1997, and such reduction is attributable to the conversion of shares of $3.00 Cumulative Convertible Preferred Stock into common stock.

Third Quarter of 1998 Compared to the Third Quarter of 1997

         The results of operations in the third quarter of 1998, compared to the third quarter of 1997, reflect increases in revenues and expenses primarily as a result to the same factors discussed in the comparison of the first nine months of 1998 to the first nine months of 1997.

         Total revenues increased 39% or approximately $9.5 million to $33.7 million in the third quarter of 1998 compared to $24.2 million in the third quarter of 1997, primarily as a result of increases in membership premiums. The membership premium increase of 39% primarily resulted from an increase in the number of average active memberships during the third quarter of 1998 compared to the similar period in 1997.

         Membership benefits totaled $9.3 million in the 1998 third quarter compared to $6.5 million in the 1997 third quarter and resulted in a loss ratio of 33% and 32%, respectively. The Company's expense ratio was 34% for the third quarter of 1998 and 1997, respectively. This resulted in a combined loss and expense ratio of 67% and 66%, respectively. The combined ratio does not measure total profitability because it does not take into account all revenues and expenses.

         The above factors resulted in a 1998 third quarter net income applicable to common shares of $7.4 million, or $.32 per diluted share, compared to $5.0 million, or $.22 per diluted share, for the third quarter of 1997.

Liquidity and Capital Resources

         General
         Consolidated net cash provided by operating activities was $12.6 million for the first nine months of 1998 compared to of $5.5 million for the 1997 period. The increase of $7.1 million in cash provided by operating activities during the first nine months of 1998 compared to the same period of 1997 resulted primarily from an increase in net income of $6.7 million and an increase in deferred income taxes of $3.1 million, reduced by increases in other assets of $763,000 and increases in commission advances of $1.8 million related to the increase in new membership enrollments.

         The Company had a consolidated working capital surplus of $32.3 million at September 30, 1998, a decrease of $6.9 million compared to a consolidated working capital of $39.2 million at December 31, 1997 and a decrease of $1.0 million, compared to September 30, 1997 working capital of $33.3 million. The $6.9 million decrease in working capital during the first nine months of 1998 was primarily the result of decreases in cash and cash equivalents and investments of $10.4 million, due to management's decision to move a portion of these current assets into longer term investments with higher yields. This movement of current investments to long term investments was partially offset by increases in the current portion of commission advances of $4.6 million less the $1.7 million increase in membership benefits and accounts payable and accrued expenses. The Company's investments consist of investment grade (rated Baa or higher) preferred stocks, bonds primarily issued by the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

         The Company generally advances significant commissions at the time a membership is sold. During the nine months ended September 30, 1998, the Company advanced commissions of $34.9 million on new membership sales compared to $27.6 million for the same period of 1997. Since approximately 93% of membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the membership until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $16.3 million and $10.6 million for the nine-month periods ended September 30, 1998 and 1997, respectively. The Company has recorded an allowance of $3.7 million to provide for estimated uncollectible balances.

         The Company has no outstanding material financial commitments and believes that it has significant ability to finance expected future growth in membership sales based on its existing amount of unpledged cash and investments at September 30, 1998 of $38.5 million.

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

         Year 2000 Issues
         The Company has conducted a comprehensive review of its systems, including both information technology (e.g. computer databases) and non-information technology systems (e.g. building utilities) that use date data, to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's affected programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         Testing and conversion of system applications commenced during 1993 and is expected to be completed during the remainder of 1998. Testing of the Company's information technology systems (as modified for Year 2000 issues) with system dates set beyond January 1, 2000 will occur in February 1999 to further ensure Year 2000 compliance. Costs incurred in prior periods have been immaterial and expensed as incurred and the remaining total cost of the Company's remediation efforts is expected to be approximately $100,000, substantially all of which will be incurred during the last quarter of 1998 and the first quarter of 1999. Year 2000 costs will continue to be funded out of cash flow from operations. A significant portion of the Company's Year 2000 remediation plan has been and will continue to be accomplished by the Company's internal programming staff and while such efforts will continue to result in concentration on Year 2000 programming, these costs are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources. Although concentration on Year 2000 compliance has delayed other programming projects, such delays have not had and are not expected to have a material adverse impact on the Company's financial condition and results of operations.

         The Company is also exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. Further, the Company must rely on other entities such as the Federal Reserve and its member banks whose Year 2000 readiness efforts it does not control. The Company relies on such entities for the timely processing of its monthly Automated Clearing House transactions and credit card transactions. Should these entities fail in their efforts to become Year 2000 compliant, the Company would immediately convert to monthly invoices until such time as all necessary entities become Year 2000 compliant. Although such actions would be inconvenient and more costly to process, it is not expected to materially affect the Company's long term business outlook. The Company has initiated a comprehensive program to assess the Year 2000 compliance of its key vendors and service providers in order to determine the extent to which the Company is vulnerable to such third parties that fail to remedy their own Year 2000 issues. In this regard, the Company has initiated formal communications with its significant vendors and financial institutions to assess their Year 2000 readiness. No material costs related to Year 2000 compliance efforts by the Company regarding such third parties have been incurred to date. To date these efforts have not revealed any vendor or service provider Year 2000 issue that the Company believes would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its vendors or service providers will be Year 2000 ready, and the inability of vendors or service providers to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company's financial position or results of operations

         The Company presently believes based on its knowledge and representations of third parties that, with modifications to existing software and conversion to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely fashion, the Year 2000 issue may have a material adverse impact on the operations of the Company.

         Subsequent Event
         On October 2, 1998, the Company acquired TPN, Inc. d.b.a. The Peoples Network ("TPN") in a tax-free reorganization in which TPN was merged directly into the Company. Since its inception in 1994, TPN marketed personal development products and services together with PRIMESTAR(R) satellite subscription television service to its members through a network marketing sales force. Prior to the merger, TPN had a sales force of approximately 30,000 it considered active. TPN delivered and the Company will continue to deliver its personal development products and services to its sales force and its subscribers via its own full time channel known as the "SUCCESS CHANNEL" on the PRIMESTAR(R) digital satellite network. The Company also intends to recruit as many of TPN's former sales associates as possible to market the Company's legal service plans. The Company issued 999,992 shares of common stock to the holders of TPN common stock and warrants. The merger will be accounted for under the pooling of interests method and, accordingly, historical financial data in future reports will be restated to include TPN data. See Notes to Consolidated Financial Statements in
Item 1 for information relating to the pro forma effect of such acquisition on the first nine months of 1998 and 1997.

         Additionally, on October 6, 1998, the Company announced its agreement to acquire Universal Fidelity Life Insurance Company ("UFL") from Conseco. Universal Fidelity, based in Duncan, Oklahoma, was a subsidiary of Pioneer
Financial Services, Inc., when Pioneer was acquired by Conseco in 1997. The terms of the acquisition transaction contemplate that Universal Fidelity's health insurance policies will be reinsured by a subsidiary of Conseco. Universal will retain the existing life business with 1997 annual premium of approximately $1 million. Pre-Paid's purchase price is expected to be approximately $7 million in cash, which is approximately 1.2 times the estimated capital and surplus of Universal after a planned extraordinary dividend. The transaction is not expected to have a material effect on Pre-Paid's operating results for the year ending December 31, 1998. This transaction is subject to certain conditions, including insurance department approval

         The acquisition of TPN effective October 2, 1998, will have the effect of increasing both the Company's revenues and expenses in future periods. Any net income derived from this acquisition during the fourth quarter of 1998 is not expected to be material. TPN suffered pre-tax losses from operations of $1.7 million and negative cash flows from operations of $5.2 million during the first nine months of 1998 and had a net working capital deficiency of approximately $5.5 million at September 30, 1998. The Company expects to reduce losses from operations at TPN during the fourth quarter due to the elimination of duplicate capabilities and improve profitability during the first quarter of 1999. The expected cash requirements for operations will be funded out of consolidated cash flow from operations and such requirements are not expected to materially affect the Company's liquidity or ability to continue to finance expected future growth in membership sales. TPN had total assets of $9.0 million and total liabilities of $11.7 million on September 30, 1998.

         The planned acquisition of UFL is still subject to Oklahoma Insurance Department approval as well as the approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Should the acquisition receive all necessary approvals, the financial impact to the Company's balance sheet would be to increase assets by $17 million, liabilities by $11 million and stockholders' equity by $6 million. These amounts are subject to certain pre-closing adjustments including a mark-to-market adjustment pertaining to the acquired investments. The impact to the Company's results of operations and cash flows by UFL is expected to be positive in future periods but remain immaterial relative to revenues, expenses and net income.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

                No.        Description
                ------    ----------------
                11.1       Statement Regarding Computation of Per Share Earnings

                27.1       Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PRE-PAID LEGAL SERVICES, INC.





Date: November 12, 1998                    /s/ HARLAND C. STONECIPHER
                                           ----------------------------------
                                           Harland C. Stonecipher
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


Date: November 12, 1998                    /s/ RANDY HARP
                                           ----------------------------------
                                           Randy Harp
                                           Chief Financial Officer and
                                           Chief Operating Officer
                                           (Principal Financial Officer)


Date: November 12, 1998                    /s/ KATHY PINSON
                                           ----------------------------------
                                           Kathy Pinson
                                           Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


  No.                                Description
  ----       -------------------------------------------------------

 11.1        Statement Regarding Computation of Per Share Earnings

 27.1        Financial Data Schedule