Form 10-K
period 1998-12-31
PRE PAID LEGAL SERVICES INC
filed 1999-03-18
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 1-9293
         --------------------------------------------------------------

                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            Oklahoma                                         73-1016728
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

          321 East Main
          Ada, Oklahoma                                        74820
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:  (580) 436-1234

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                Name of each exchange on
    Title of each class                            which registered
    -------------------                            -----------------
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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of the filing: As of February 25, 1999 - $521,267,790.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 25, 1999 there were 23,654,345 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Company's definitive proxy statement for its 1999 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.

                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the year ended December 31, 1998

                                TABLE OF CONTENTS
PART I.
-------

ITEM 1.       DESCRIPTION OF BUSINESS
              General
              Acquisition of TPN, Inc. d.b.a. The Peoples Network
              Acquisition of Universal Fidelity Life Insurance Company Industry Overview
              Description of Memberships
              Provider Attorneys
              Marketing
              Operations
              Quality Control
              Competition
              Regulation
              Employees

ITEM 2.       DESCRIPTION OF PROPERTY

ITEM 3.       LEGAL PROCEEDINGS

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS

PART II.
--------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS
              Market Price of and Dividends on the Common Stock
              Recent Sales of Unregistered Securities
ITEM 6.       SELECTED FINANCIAL DATA

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              General
              Results of Operations:
                  Comparison of 1998 to 1997
                  Comparison of 1997 to 1996
              Liquidity and Capital Resources

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE

PART III.     **
---------


PART IV.
--------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K

SIGNATURES

**  Information  required  by Part III is  incorporated  by  reference  from the
Company's   definitive   proxy   statement  for  its  1999  annual   meeting  of
shareholders.

                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998


Forward-Looking Statements
--------------------------
         All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including, but not limited to, statements by suppliers of data processing equipment and services, government agencies, and other third parties as to Year 2000 compliance and costs, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of December 31, 1998 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Memberships, Membership persistency, regulation and competition risks and the risk relating to the continued active participation of its principal executive officer, Harland C. Stonecipher. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General

         Pre-Paid Legal Services, Inc. was one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. The Company's predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, the Company was formed and acquired its predecessor in a stock exchange. The Company began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 the Company implemented a legal expense benefit which provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. The Company's legal expense plans (referred to as "Memberships") currently provide for or reimburse a portion of the legal fees associated with a variety of legal services in a manner similar to medical reimbursement plans. At December 31, 1998, the Company had 603,017 Memberships in force with members in all 50 states, and the District of Columbia. Approximately 90% of such Memberships were in 26 states.

Acquisition of TPN, Inc. d.b.a. The Peoples Network ("TPN")

         TPN was merged into the Company in a tax-free exchange of 999,992 shares (after adjustment for fractional shares) of the Company's common stock effective October 2, 1998. Since its inception in 1994, TPN had marketed personal and home care products, personal development products and services together with PRIMESTAR(R) satellite subscription television service to its members through a network marketing sales force. TPN had a sales force of approximately 30,000 distributors at the time of the acquisition of which approximately 12,000 have become Company sales associates since the acquisition. The personal development products and services are delivered to the sales force and subscribers via the Company's own full time channel known as the "SUCCESS CHANNEL" on the PRIMESTAR(R) digital satellite network. The acquisition of TPN is expected to significantly increase the size and effectiveness of the Company's sales force through the integration of the TPN sales force and by greatly enhancing the Company's ability to communicate with the combined sales force via the full time, 24 hours per day, 7 days a week "SUCCESS CHANNEL." It is expected that the Company will utilize this communications platform for recruiting of new and additional sales associates, sales training, motivation, personal development and product sales. This acquisition represents a valuable long-term communications platform for the Company's future growth and expansion. The ability to communicate with people in their homes or offices via digital satellite broadcasting technology is expected to further the Company's recruiting and training of new and additional sales associates as well as existing associates. The acquisition qualified as a "pooling of interests" for financial reporting purposes and accordingly the 1995 through 1998 financial information contained herein has been restated to include the operating results of TPN.

Acquisition of Universal Fidelity Life Insurance Company

         The Company completed its acquisition of Universal Fidelity Life Insurance Company ("UFL") on December 30, 1998. UFL, based in Duncan, Oklahoma, was a subsidiary of Pioneer Financial Services, Inc. ("Pioneer"), which is a member of the Conseco group of companies. The terms of the acquisition provided that UFL's accident and health insurance policies would be 100% coinsured by a subsidiary of Conseco. UFL will retain the existing life business with 1998 annual premiums of approximately $1 million. The Company transferred $20.7 million in cash to Pioneer in exchange for all of the outstanding capital stock of UFL, before consideration of a $12.5 million extraordinary dividend payable by UFL to the Company at the Company's discretion, resulting in net consideration paid of $8.2 million. As a part of the transaction, Pioneer Life Insurance Company, a wholly-owned subsidiary of Pioneer, entered into a 100% coinsurance agreement with UFL assuming all of the assets and liabilities relating to UFL's Medicare supplement and health care business written by UFL. UFL will retain its existing life insurance business and will continue to provide claims processing for the coinsured Medicare supplement and health care policies and receive full cost reimbursement for such services. December 31, 1998 assets remaining in UFL after the purchase but before the dividend included $28.0 million in cash and investments, $835,000 relating to real estate, computer systems and furniture and fixtures (occupied and utilized by UFL) and $15.0 million of receivables generated in the ordinary course of business,
including  a  coinsurance  receivable  of  $12.5  million.   December  31,  1998
liabilities of UFL remaining after the transaction include life insurance reserves of $8.7 million, accident and health reserves of $12.5 million and other ordinary course of business accrued liabilities of $2.3 million and deferred income taxes of $467,000. The acquisition of UFL was accounted for using the purchase method of accounting for business combinations.

         Although the transaction is not expected to have a material effect on the Company's operating results in the near term, UFL will continue to market new life and Medicare supplement and health insurance policies through existing general agency relationships, retaining the new life insurance business and coinsuring the Medicare supplement and health policies in their entirety to Pioneer. UFL's operations are fully self-contained and will be supported as necessary by the Company's various operating departments.

         At the same time as the acquisition of UFL, the Company entered into a marketing alliance with Conseco designed to allow Conseco's 160,000 agents to offer the Company's legal plans to their customers. It is expected that Conseco will focus primarily on their existing group accounts. The UFL acquisition provided the Company with a potentially significant new marketing partner as well as an opportunity to manufacture specialty insurance products for the benefit of its sales associates.

Industry Overview

         Legal service plans, while used in Europe for many years, were first developed in the United States in the late 1960s. Since that time, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. According to estimates developed by the National Resource Center for Consumers of Legal Services ("NRC") during 1997, (the latest information available from NRC) there were 105 million Americans entitled to service through at least one legal service plan, compared to 4 million in 1981, 15 million in 1985, 58 million in 1990 and 98 million in 1996. The legal service plan industry continues to evolve and market acceptance of legal service plans, as indicated by the continuing growth in the number of individuals covered by plans, is increasing.

         Legal service plans are offered through various organizations and marketing methods and contain a wide variety of benefits. The types of plans offered include "free" plans that generally provide limited benefits on an automatic enrollment basis without any direct cost to the individual user. Free plans include those sponsored by labor unions, the American Association of Retired Persons, the National Education Association and military services and, according to NRC estimates, accounted for approximately 50% of covered persons in 1997. The NRC estimates that an additional 29% are covered by employee assistance plans that are also automatic enrollment plans without direct cost to participants designed to provide limited telephonic access to attorneys for members of employee groups. Employer paid plans pursuant to which more comprehensive benefits are offered by the employer as a fringe benefit are estimated by the NRC to account for approximately 6% of covered persons in 1997.

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

         Of the current work force covered by legal service plans, only 10% was estimated by the NRC to be covered by plans having benefits comparable to those provided by the Company's Memberships. Accordingly, the Company believes that significant opportunities exist for successful marketing of the Company's Memberships to employee groups and other individual consumers.

Description of Memberships

         The Company has offered legal services under two types of Memberships: closed panel and open panel. Since 1987, substantially all of the Memberships sold by the Company have been closed panel Memberships that allow members to access legal services through a network of independent attorneys ("provider attorneys") under contract with the Company. Provider attorneys are paid a fixed fee on a per capita basis to render services to plan members residing within the state in which the provider attorney is licensed to practice. Because the fixed fee payments by the Company to provider attorneys in connection with closed panel plans do not vary based on the type and amount of benefits utilized by the member, the closed panel plans provide significant advantages to the Company in managing claims risk. At December 31, 1998, closed panel Memberships comprised approximately 94% of the Company's active Memberships. Prior to 1987, the Company sold primarily open panel Memberships which allow members to locate their own attorney to provide legal services available under the Membership with the member's attorney being reimbursed for services rendered based on usual, reasonable and customary fees.

         The Family Legal Plan currently marketed by the Company consists of five basic benefits that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for approximately 94% of the outstanding Memberships at December 31, 1998. In addition to the Family Legal Plan, the Company markets other specialized legal services products specifically related to employment in certain professions. The Commercial Driver Legal Plan, developed in 1986, is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider attorney and provides legal services associated with administrative hearings. The School Teachers Legal Plan, developed in 1993 and marketed to school employees, also provides legal services associated with administrative hearings. The Business Owners' Legal Solutions plan was developed during 1995 and marketed in selected geographical areas. This plan provides business oriented legal service benefits for small businesses with 99 or fewer employees.

         In 11 states, the Company's plans are available in the Spanish language. For the Spanish language plans, the provider law firms have bilingual staff and attorney resources and the Company has bilingual staff for both customer service and marketing service functions. The Company will continue to evaluate making its plans available in additional languages in markets where demand for such a product is expected to be sufficient to justify this additional cost.

         In exchange for a fixed monthly, semi-annual or annual payment, members are entitled to specified legal services. Each Membership, other than the Business Owners' Legal Solutions Plan, is guaranteed renewable, except in the case of fraud or nonpayment of Membership fees. Historically, the Company has not raised rates to existing members. If new benefits become available, existing members may choose the newer plan at a higher rate or keep their existing Memberships. Memberships are automatically renewed at the end of each Membership period unless the member cancels prior to the renewal date or fails to make payment on a timely basis.

         The basic legal service plan Membership is sold as a package consisting of five separate benefits known as "Titles." Memberships range in cost from $10.00 to $25.00 per month depending in part on the schedule of benefits, which varies from state to state in compliance with regulatory requirements, and on certain other state regulations. Benefits for most corporate and commercial matters are excluded from open panel Memberships. Benefits for domestic matters, bankruptcy and drug and alcohol related matters are limited in all Memberships.

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

         Title II: Automobile Legal Protection. This benefit offers legal assistance for matters resulting from the operation of a licensed motor vehicle. Members have assistance available to them at no additional cost for: (a) defense in the court of original jurisdiction of moving traffic violations deemed meritorious, (b) defense in the court of original jurisdiction of any charge of manslaughter, involuntary manslaughter, vehicular homicide or negligent homicide as the result of a licensed motor vehicle accident, (c) up to 2.5 hours of assistance per incident for collection of minor property damages (up to $2,000) sustained by the member's licensed motor vehicle in an accident, (d) up to 2.5 hours of assistance per incident for collection of personal injury damages (up to $2,000) sustained by the member or covered family member while driving, riding or being struck as a pedestrian by a motor vehicle, and (e) up to 2.5 hours of assistance per incident in connection with an action, including an appeal, for the maintenance or reinstatement of a member's driver's license which has been canceled, suspended, or revoked. No coverage under this Title of the basic legal service plan is offered to members for pre-existing conditions, drug or alcohol related matters, or for commercial vehicles over two axles or operation without a valid license.

         Title III: Trial Defense. This Title offers assistance to the member and the member's spouse through an increasing schedule of benefits based on Membership year. Up to 60 hours of attorney time are available for the defense of civil or job-related criminal charges in the first Membership year. The criminal action must be within the scope and responsibility of employment activities of the member or spouse. Up to 2.5 hours of assistance are available prior to trial, and the balance is available for actual trial services. The schedule of benefits under this Title increases by 60 hours each Membership year to: 120 hours in the second Membership year, 3 hours of which are available for pre-trial services; 180 hours in the third Membership year, 3.5 hours of which are available for pre-trial services; 240 hours in the fourth Membership year, 4 hours of which are available for pre-trial services, to the maximum limit of 300 hours in the fifth Membership year, 4.5 hours of which are available for pre-trial services. This Title excludes domestic matters, bankruptcy, deliberate criminal acts, alcohol or drug-related matters, business matters, and pre-existing conditions.

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

         With pre-trial benefits limited to 2.5 hours to 4.5 hours based on the Membership year under Title III (without the pre-trial option described) and 3.5 hours under Title IV, these Titles do not ensure complete pre-trial coverage. In order to receive additional Title III or IV benefits, a matter must actually proceed to trial. The costs of pre-trial preparation that exceed the benefits under the Membership are the responsibility of the member. Provider attorneys under the closed panel Membership have agreed to provide to members any legal service beyond those stipulated in the Membership at a 25% discount from the provider's customary and usual hourly rate.

         Title II, III and IV benefits available on an open panel plan basis provide comparable benefits with limitations based on fees incurred rather than hours of service.

         Title V: Preferred Member Discount. Provider attorneys under the closed panel Membership have agreed to provide to members any legal services beyond those stipulated in the Membership at a fee discounted 25% from the provider's customary and usual hourly rate.

         Commercial Driver Legal Plan
         The Commercial Driver Legal Plan provides coverage on a closed panel plan basis for persons who drive a commercial vehicle. The Company has members covered under the Commercial Driver's Legal Plan in 28 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years ended December 31, 1998, 1997 and 1996, this plan accounted for approximately 1.4%, 2.2% and 3.5%, respectively, of Membership premiums. The Plan is available at the monthly rate of $35.95 or at a group rate of $32.95. Benefits include Title II, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations, bail and arrest bonds, and services for family vehicles.

         Law Officers Legal Plan
         The Law Officers Legal Plan was designed in 1991 to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly rate of $16.00 or at a group rate of $14.95. The Company has members covered under the Law Officers Legal Plan in 21 states. The Law Officers Legal Plan offers the basic plan benefits of Titles I, III, IV and V. Title II is available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider attorney in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per Membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings is also available to members as a schedule of benefits which increases with each Membership year. The schedule of benefits is similar to that offered under Title III, Trial Defense, including the availability of the optional pre-trial hours described above for an additional $9.00 per month. During the years ended December 31, 1998, 1997 and 1996, the Law Officers Legal Plan accounted for approximately 2.4%, 2.2% and 2.4%, respectively, of the Company's Membership premiums.

         Business Owners' Legal Solutions Plan
         The Business Owners' Legal Solutions Plan was developed during 1995 and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and membership in the Fran Tarkenton Small Business NETwork(TM) ("FTSBN"). Through the FTSBN, members may receive products, services and information from a group of affinity partners, including certificates valued at over $2,000 in free and discounted services from such affinity partners. This expanded plan is currently marketed at a monthly rate ranging from $75 to $125 depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 26 states and represented approximately 2.8%, 2.1% and 2.4% of the Company's Membership premiums during 1998, 1997 and 1996, respectively.

Provider Attorneys

         The Company currently markets Memberships on a closed panel basis. Closed panel Memberships allow members to access legal services through a network of independent attorneys under contract with the Company generally referred to as "provider attorneys." Provider attorneys are paid a fixed fee on a per capita basis to render services to plan members residing within the state in which the provider attorney is licensed to practice. Because the fixed fee payments by the Company to provider attorneys in connection with closed panel Memberships do not vary based on the type and amount of benefits utilized by the member, the closed panel Memberships provide significant advantages to the Company in managing claims risk. Prior to 1987, the Company sold Memberships on an open panel basis. Open panel Memberships allow members to locate their own attorney to provide legal services available under the Membership. Members' attorneys are reimbursed for services rendered according to a payment schedule commonly termed "usual, reasonable, and customary" relevant to the average cost of legal services in their area. At December 31, 1998, closed panel Memberships comprised approximately 94% of the Company's active Memberships while open panel Memberships accounted for the remainder.

         Provider attorney firms are selected to serve closed panel plan members based on a number of factors, including recommendations from provider attorneys and other attorneys in the area in which the candidate provider attorney is located and in neighboring states, investigation by the Company of bar association standing and client references, evaluation of the education, experience and areas of practice of attorneys within the firm, on-site evaluations by Company management, and interviews with attorneys in the firm who would be responsible for providing services. The vast majority of the Provider firms are "AV" rated by Martindale-Hubbell, the highest rating possible. Martindale-Hubbell has maintained ratings for the legal community for over a century. According to Martindale-Hubbell, its ratings reflect the confidential opinions of bar members and the judiciary, and attest to the individual lawyer's legal ability and adherence to professional standards of ethics.

         Each member of the provider attorney firm rendering services must have at least two years of experience as an attorney, unless the Company waives this requirement due to special circumstances such as instances when the attorney demonstrates significant legal experience acquired in an academic, judicial or similar capacity other than as an attorney.

         Agreements with provider attorney firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice,
(b) permit the Company to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a specified minimum amount of malpractice insurance, (d) preclude the Company from interference with the attorney-client relationship, and (e) provide for periodic review of services provided. The Company is precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, the Company enrolls a group of 500 or more members, or when the agreement is terminated by either party. Provider attorneys are precluded from contracting with other prepaid legal service companies without Company approval. Provider attorneys receive a fixed monthly payment for each closed plan member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a closed panel Membership provider attorney delivers legal services to an open panel member, the attorney is reimbursed for services rendered according to the open panel Membership.

         The Company has had occasional disputes with provider attorneys, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the Provider attorneys are owned by the Company so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, the Company believes that its relations with provider attorneys are generally good. At the end of 1998, the Company had 36 provider attorney firms compared to 35 provider attorney firms at the end of 1997 and 30 at the end of 1996. During the last three years, the Company's relationships with a total of three provider attorney firms were terminated by the Company or the provider attorney firm for reasons other than the lack of a sufficient number of members in the geographic area to support the use of the provider attorney firm.

         The Company's agreements with provider attorney firms require the provider attorney firms to indemnify the Company against liabilities resulting from legal services rendered by the provider attorney firm.

Marketing

         Multi-Level Marketing
         The Company markets Memberships through a multi-level marketing program which encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold and are not based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (often as many as 10 others) who are in the line of associates who directly or indirectly recruited the selling associate. Each sales associate is responsible for monitoring the progress and sales practices of the associates recruited by him or her. The Company provides training materials, organizes area training meetings and designates personnel at the home office specially trained to answer questions and inquiries from associates.

         Multi-level marketing is primarily used for product marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective purchasers of the product and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 76% of the Company's Memberships in force at December 31, 1998, 1997 and 1996. Although other means of payment are available, approximately 56% of premiums on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft.

         The Company's marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit its sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what the Company perceives to be a growing interest among employers in the value of providing legal service plans to their employees. Memberships sold through employee groups constituted approximately 24% of total Memberships in force at December 31, 1998, 1997 and 1996. The majority of employee group Memberships are sold to school systems, governmental entities and businesses. No group accounted for more than 1% of the Company's consolidated revenues from Memberships during 1998, 1997 or 1996.

         Sales associates under the Company's multi-level marketing system are generally engaged as independent contractors and are provided with training guides and are given the opportunity to participate in Company training programs. Sales associates are required to complete a specified training program prior to marketing the Company's Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by the Company prior to use. A substantial number of the Company's sales associates market the Company's Memberships on a part-time basis only. At December 31, 1998, the Company had 159,268 "active" sales associates compared to 123,470 and 110,350 "active" sales associates at December 31, 1997 and 1996, respectively. A sales associate is considered to be "active" if he or she has originated at least three new Memberships per quarter or if he or she retains a personal Membership. During 1998, the Company had 51,026 sales associates who sold at least one Membership, of which 34,522 (68%) made first time sales, compared to 37,404 and 32,290 sales associates producing at least one Membership sale in 1997 and 1996, respectively, of which 25,909 (69%) and 24,715 (77%), respectively, made first time sales.

         As part of the TPN merger, the Company made certain special offers to the existing sales force of TPN to encourage them to become part of the Company's marketing effort. Active TPN associates attending the convention at the time of the merger announcement and participating in an auto draft program to have their accounts drafted for $50 per month for three months were allowed to participate in the Company's Fast Start program without any additional cost for the first 30 days. Active TPN associates not present at the time of the merger announcement but participating in the drafting procedure were able to participate in the training program for $25 if done within the first 30 days after the merger. Active TPN associates participating in the auto draft program that did not attend the Fast Start program within the first 30 days were charged $59 to attend the training provided they do so prior to December 31, 1998. Inactive associates, associates not participating in the auto draft program or not paying the required fee by year end were charged the standard fee of $249. During the first 30 days, approximately 12,000 former TPN distributors became sales associates for the Company and began to market Memberships.

         The Company derives revenues from services provided to its multi-level marketing sales force, principally from a one-time enrollment fee of $65 from each new sales associate and the sale of marketing supplies and promotional materials to associates. In January 1997, the Company implemented a new self funded combination classroom and field training program, titled Fast Start to Success ("Fast Start"), aimed at increasing the level of new Membership sales per associate. The positive impact of the program is reflected in the increase in new Memberships written and new sales associates recruited per successful Fast Start associate. Associates successfully completing Fast Start during 1998 produced 3.4 times more new Memberships and recruited 2.7 times more new sales associates than non-Fast Start qualified associates. The Fast Start program provides a direct economic incentive to existing associates to help train new recruits. Associates who successfully complete the program by writing three new Memberships and recruiting one new sales associate within 15 days of the associate's Fast Start training advance through the various commission levels at a faster rate. The program requires a one-time training fee of $184 per new associate, or a total of $249 including the one time enrollment fee of $65 described above, and upon successful completion of the program provides for the payment of certain training bonuses and covers the additional training materials used in the program. Amounts collected from sales associates are intended primarily to offset the Company's direct and indirect costs incurred in recruiting, monitoring and providing materials to sales associates and are not intended to generate material profits from such activities.

         During July 1996, the Company promoted 14 of its field leaders to the position of Regional Vice President ("RVP") and has since removed and added RVPs based on their performance. At December 31, 1998, there were 26 RVPs in place. Each RVP is responsible for associate activity in a given geographic region and has the ability to appoint Area Coordinators within the RVP's region. The RVPs have weekly reporting requirements as well as quarterly sales and recruiting goals. The RVP and Area Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and the Company. New products and initiatives will continue to be channeled through the RVPs and Area Coordinators.

         Cooperative Marketing
         The Company is continuing to develop a cooperative marketing strategy pursuant to which the Company seeks arrangements with insurance and service companies that have established sales forces. Under such arrangements, the agents or sales force of the cooperative marketing partner market the Company's Memberships along with the products already marketed by the partner's agents or sales force. Such arrangements allow the cooperative marketing partner to enhance its existing customer relationships and distribution channels by adding the Company's product to the marketing partner's existing range of products and services, while the Company is able to gain broader Membership distribution and access to established customer bases.

         The Company has cooperative marketing agreements with the Chicago-based CNA, one of the 10 largest U.S. insurance companies, and Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of the Travelers Group, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. Neither of these arrangements, which were entered into in the 1997 fourth quarter, produced significant Membership premiums during 1998. Additionally, on October 6, 1998, the Company announced a marketing alliance designed to allow the 160,000 agents who represent Carmel, Indiana-based Conseco's insurance companies to offer the Company's legal plans to their customers. It is expected that Conseco will focus primarily on their existing group accounts. This arrangement did not result in any Membership sales during 1998.

         The premium and commission structures in connection with Memberships sold under cooperative marketing arrangements are generally similar to the structure found in the Company's multi-level marketing system, although the specific terms of each cooperative marketing arrangement may vary depending on the strength of and the specific marketing, training and administrative responsibilities assumed by the cooperative marketing partner.

         The  Company  has  had  mixed   success  with   cooperative   marketing
arrangements in the past and is unable to predict with certainty what success it will achieve, if any, under its current cooperative marketing arrangements.

Product and satellite subscription sales
         Prior to the merger, TPN had developed and derived most of their revenues from their "Global Mall" collection of personal and home care products, jewelry, books, audiocassettes and videotapes focusing on personal achievement. Personal achievement and motivational speakers and coaches who became faculty members of TPN made available their existing products as well as developed new TPN content specific products. Other products and services sold by TPN include satellite television subscriptions for the PRIMESTAR(R) digital satellite network, Internet access and web sites, long distance and travel services. These services were provided by various business partners that compensated TPN and its distributors on a commission basis. Subsequent to the merger, the Company evaluated the various products and services offered and has significantly reduced the number of such goods and services that will continue to be offered. The Company has identified approximately 25 core products that historically have generated the majority of TPN's product sales. These core products, together with the line of personal development products offered and developed by TPN faculty members, will continue to be offered to the Company's sales associates. The Company is focused on continuing and increasing the number of digital satellite subscriptions sold in order to increase the number of SUCCESS CHANNEL viewers and thereby increase the value of this communications platform.

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

         The Company's operations also include departments specifically responsible for marketing support and regulatory and licensing compliance. Additionally, as a result of the TPN merger, the Company has moved all former TPN operations to its headquarters and consolidated such activities within its existing departments with the exception of the production staff of approximately eight people and related equipment. The production staff is responsible in part for the development of new audio and video sales materials as well as the continued development and day-to-day operation of the SUCCESS CHANNEL.

Quality Control

         The Company systematically monitors the delivery of services provided by provider attorneys to members through periodic member surveys and review of member complaints. Additionally, approximately 85% of members are represented by provider attorneys who are connected via high-speed digital links to the Company's management information systems, providing additional real time monitoring capability. Problems discovered in connection with member surveys or complaints are evaluated to determine remedial actions which the Company might recommend to provider attorneys and in the most extreme cases may result in the termination of a provider attorney. The Company meets with provider attorneys frequently to encourage dialogue and information sharing relating to the timely and effective delivery of services to members and requires provider attorneys that are not connected to the Company's management information systems to provide various statistical reports to the Company to enable the Company to monitor Membership usage.

         The Company has an extensive database of attorneys who have provided services to its members. Attorneys with whom members have experienced service problems are not listed on the Company's referral list for use by members when a designated provider attorney is not available.

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

Competition

         The Company competes in a variety of market segments in the prepaid legal services industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. According to 1997 estimates by NRC, an estimated 21% of the total estimated market in the segments in which the Company competes is served by a large number of small companies with regional areas of emphasis. The remaining 79% of such market is served primarily by the Company and five other principal competitors: Hyatt Legal Services, ARAG Group (formerly Midwest Legal Services), LawPhone, National Legal Plan and the Signature Group.

         If a greater number of companies seek to enter the prepaid legal services market, the Company will experience increased competition in the marketing of its Memberships. However, the Company believes its competitive position is enhanced by its actuarial database, its existing network of provider attorney firms and its ability to tailor products to suit various types of distribution channels or target markets. Serious competition is most likely from companies with significant financial resources and advanced marketing techniques.

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

         As of December 31, 1998, the Company or one of its subsidiaries was marketing new Memberships in 31 states that require no special licensing or regulatory compliance. The Company's subsidiaries serve as operating companies in 15 states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). Of the Company's total Memberships in force as of December 31, 1998, 34% were written in jurisdictions that subject the Company or one of its subsidiaries to insurance or specialized legal expense plan regulation.

         At December 31, 1998, UFL was licensed to sell life and accident and health insurance policies in New Mexico, Nebraska, Oklahoma and Texas. These policies are sold by independent licensed agents through existing general agency relationships in these states. In the near term, the Company expects these policies will continue to be sold by UFL's agent network rather than the Company's sales associates. Prior to selling these insurance policies on behalf of UFL, existing associates, to the extent necessary, would be required to obtain the necessary licenses and approvals from these states prior to any sales activity.

         In states with no special licensing or regulatory requirements, the Company commences operations only when advised by the appropriate regulatory authority that proposed operations do not constitute conduct of the business of insurance. There is no assurance that Memberships will be exempt from insurance regulation even in states with no specific regulations. In these situations, the Company or one of its subsidiaries would be required to qualify as an insurance company in order to conduct business.

         PPLCI serves as the operating company in most states where Memberships are determined to be an insurance product. PPLCI is organized as a casualty insurance company under Oklahoma law and as such is subject to regulation and oversight by various state insurance agencies. These agencies regulate the Company's forms, rates, trade practices, allowable investments and licensing of agents and sales associates. These agencies also prescribe various reports, require regular evaluations by regulatory authorities, and set forth minimum capital and reserve requirements. Dividends paid by PPLCI are restricted under Oklahoma law to available surplus funds derived from realized net profits.

         The Company is required to register and file reports with the Oklahoma Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI, UFL and the Company or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's or UFL's surplus, and must have prior approval of the Oklahoma Insurance Commissioner. Payment of any dividend by PPLCI or UFL to the Company from its statutory surplus or net gain from operations requires approval of the Oklahoma Insurance Commissioner. Any change in control of the Company, defined as acquisition by any method of more than 10% of the Company's outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI and UFL operate, such as Texas, provide for comparable registration and regulation of the Company.

         Certain states have enacted special licensing or regulatory requirements designed to apply only to companies offering legal service products. These states most often follow regulations similar to those regulating casualty insurance providers. Thus, the operating company may be expected to comply with specific minimum capitalization and unimpaired surplus requirements; seek approval of forms, Memberships and marketing materials; adhere to required levels of claims reserves, and seek approval of premium rates and agent licensing. These laws may also restrict the amount of dividends paid to the Company by such subsidiaries. PPLSIF is subject to restrictions of this type under the laws of the State of Florida, including restrictions with respect to payment of dividends to the Company.

         As the legal plan industry matures, the Company anticipates enactment of additional legislation that would affect the Company and its subsidiaries. The Company cannot predict with any accuracy if such legislation would be adopted or its ultimate effect on operations, but expects to continue to work closely with regulatory authorities to attempt to minimize any undesirable impact.

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

         The Company also is required to comply with state and federal laws governing the Company's multi-level marketing approach. These laws generally relate to unfair or deceptive trade practices, lotteries, business opportunities and securities. The Company has experienced no material problems with marketing compliance. In jurisdictions that require associates to be licensed, the Company receives all applications for licenses from the associates and forwards them to the appropriate regulatory authority. The Company maintains records of all associates licensed, including effective and expiration dates of licenses and all states in which an associate is licensed. The Company does not accept new Membership sale applications from any unlicensed associate in such jurisdictions.

Employees

         At December 31, 1998, the Company and its subsidiaries employed 480 individuals on a full-time basis, exclusive of independent agents and sales associates. None of the Company's employees are represented by a union. Management considers its employee relations to be good.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         The executive and administrative offices of the Company and its subsidiaries are located at 321 East Main Street, Ada, Oklahoma. These offices, containing approximately 40,000 square feet of office space, are owned by the Company. Additionally, during 1998, the Company completed construction of its Customer Care facility next to the Company's material distribution center. Both buildings are located approximately five miles from the Company's administrative offices. This new Customer Care structure contains approximately 10,000 square feet of office and call center space and is adjacent to the material distribution center constructed during 1997 containing 8,600 square feet of inventory, package assembly and shipping space. While the Company currently fully utilizes these existing facilities, management believes that it will have no difficulty in securing additional facilities in close proximity to its office building if necessary for future expansion.

         The executive and administrative offices of Universal Fidelity Life Insurance Company ("UFL"), a wholly owned subsidiary, are located at 2211 North Highway 81 in Duncan, Oklahoma. These offices, containing approximately 20,000 square feet of office space, were constructed in 1986 and are owned by UFL. Additionally, UFL completed construction during 1993 on a separate 2,400 square foot climate-controlled building used primarily for printing activities and equipment storage. The Company currently fully utilizes these facilities but owns several acres of additional real estate at this location that could be used for future business expansion.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is a defendant in an action brought by Aetna Life Insurance Company ("Aetna") against the Company and Primedia Workplace Learning, Inc., and Primedia, Inc. in the District Court of Dallas County, which was filed on February 9, 1999. Aetna alleges that the Company's predecessor in interest, TPN, Inc., breached an agreement to lease certain premises in Dallas, Texas and is liable to Aetna for damages for such breach. In the alternative, Aetna alleges that the Primedia defendants are liable for damages to Aetna for failure to properly vacate the leased premises under the terms of an indemnity agreement in Aetna's favor. Aetna seeks damages for unpaid rent and other charges from November 1, 1998 until the earlier of the releasing of the premises involved or the expiration of the five year term of the lease, at the rate of approximately $35,000 per month, plus pre- and post-judgment interest, attorneys fees and costs. The Company intends to vigorously defend this action and believes the Primedia defendants are liable under the terms of their indemnity agreement. Therefore, the Company does not expect the action to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

         The Company is a named defendant in certain other lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market Price of and Dividends on the Common Stock

         At February 25, 1999, there were 5,209 holders of record (including brokerage firms and other nominees) of the Company's common stock which is listed on the American Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the American Stock Exchange.

                                                              High       Low
1999:
  1st Quarter (through February 25)....................     $ 39.25    $ 27.50

1998:
  4th Quarter..........................................     $ 34.75    $ 13.50
  3rd Quarter..........................................       40.50      21.50
  2nd Quarter..........................................       41.31      30.00
  1st Quarter..........................................       44.19      28.50

1997:
  4th Quarter..........................................     $ 34.63    $ 25.50
  3rd Quarter..........................................       30.31      21.13
  2nd Quarter..........................................       24.63      14.00
  1st Quarter..........................................       19.13      14.50


         The Company has never declared a cash dividend on its common stock. For the foreseeable future, it is anticipated that any earnings that may be generated from the operations of the Company will be used to finance the Company's growth and that cash dividends will not be paid to holders of the common stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI and UFL is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years net profits. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 1998, neither PPLCI nor PPLSIF had funds available for payment of dividends without the prior approval of the respective insurance commissioners.

Recent Sales of Unregistered Securities

         In connection with the Company's acquisition of TPN described elsewhere herein, the Company issued to the former security holders of TPN 999,992 shares of the Company's common stock (after adjustment for fractional shares) in exchange for all of the outstanding stock and certain warrants of TPN. Such shares of common stock of the Company were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Among the facts supporting the Company's reliance on such exemption are that the former security holders of TPN consisted of a relatively small number of holders, that the security holders were either accredited investors or were, alone or with their advisors, capable of evaluating the merits and risks of the transaction, that the security holders acquired the common stock for their own accounts and not with a view toward distribution and that the certificates evidencing the common stock contain appropriate restrictive legends.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The following table sets forth selected financial and statistical data for the Company as of the dates and for the periods indicated. As a result of the 1998 fourth quarter acquisition of TPN, Inc. ("TPN") that was accounted for as a pooling of interests, the 1995 through 1998 periods have been restated to include the operating results of TPN, which was formed in August 1994 but did not commence significant operations until 1995. The 1998 balance sheet data contained herein reflects the December 30, 1998 acquisition of Universal Fidelity Life Insurance Company ("UFL") that was accounted for as a purchase transaction and accordingly, no operating results of UFL are included in the income statement data. Certain reclassifications have been made to conform to current year presentation. This information is not necessarily indicative of the Company's future performance. The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                                       Year Ended December 31,
                                                                    --------------------------------------------------------------
                                                                       1998         1997         1996         1995         1994
                                                                    ----------   ----------   ----------   ----------   ----------
Income Statement Data:                                              (In thousands, except ratio, per share and Membership amounts)
  Revenues:
    Membership premiums..........................................    $110,003     $ 76,688      $ 50,582     $ 31,290     $ 22,852
    Product sales................................................      27,779       41,070        26,425       22,214            -
    Associate services...........................................      17,255       12,143         5,646        3,183          912
    Interest income..............................................       2,576        1,689         1,303        1,344          466
    Other........................................................       2,840        1,814         1,678        1,352          379
                                                                     --------     --------      --------     --------     --------
      Total revenues.............................................     160,453      133,404        85,634       59,383       24,609
                                                                     --------     --------      --------     --------     --------
  Costs and expenses:
    Membership benefits..........................................      36,103       25,132        16,871       10,574        7,990
    Product costs................................................      17,967       27,017        20,568       17,102            -
    Commissions..................................................      24,261       16,717        11,476        7,708        6,788
    General and administrative expenses..........................      21,902       20,311        15,150       13,194        4,260
    Associate services and direct marketing......................      14,738       11,431         4,544        2,573        1,539
    Depreciation.................................................       2,944        2,026           533          477          410
     Premium taxes...............................................       1,206          866           372          242          226
                                                                     --------     --------      --------     --------     --------
      Total costs and expenses...................................     119,121      103,500        69,514       51,870       21,213
                                                                     --------     --------      --------     --------     --------
  Income before income taxes.....................................      41,332       29,904        16,120        7,513        3,396
  Provision (benefit) for income taxes...........................      11,122       12,381         5,857        2,526         (319)
                                                                     --------     --------      --------     --------     --------
  Net income.....................................................      30,210       17,523        10,263        4,987        3,715
  Less dividends on preferred shares.............................          10           13            15          125          465
                                                                     --------     --------      --------     --------     --------
  Net income applicable to common stockholders...................    $ 30,200     $ 17,510      $ 10,248     $  4,862     $  3,250
                                                                     ========     ========      ========     ========     ========
  Basic earnings per common share................................    $   1.29     $    .76      $    .46     $    .24     $    .28
  Diluted earnings per common share..............................        1.26          .74           .44          .22          .24
  Weighted average number of common shares outstanding - basic...      23,456       23,127        22,332       19,947       11,603
  Weighted average number of common shares outstanding - diluted.      23,906       23,575        23,319       22,408       15,566

====================================================================
Membership Benefit Cost and Statistical Data:
  Loss ratio (1).................................................       32.8%        32.8%         33.4%        33.8%        35.0%
  Product cost ratio (1).........................................       64.7%        65.8%         77.8%        77.0%         -
  Expense ratio (1)..............................................       34.4%        32.2%         35.1%        39.5%        47.9%
  New Memberships sold...........................................     391,827      283,723       194,483      109,922       45,893
  Period end Memberships in force................................     603,017      425,381       294,151      203,535      144,438

Cash Flow Data:
  Net cash provided by (used in) operating activities............    $  9,895     $ 14,472      $   (911)    $    998     $  3,040
  Net cash provided by (used in) investing activities............     (31,427)      (6,254)       (2,855)       2,968          254
  Net cash provided by (used in) financing activities............       2,414        3,464         4,973       (7,895)       3,802

Balance Sheet Data:
  Total assets...................................................    $167,903     $105,716      $ 66,810     $ 40,118     $ 18,154
  Total liabilities..............................................      66,599       36,246        21,654       12,233        2,347
  Stockholders' equity .........................................      101,304       69,470        45,156       27,885       15,807

-----------
(1) The loss ratio represents Membership benefit costs as a percentage of Membership premiums. The product cost ratio represents product costs as a percentage of product sales. The expense ratio represents the total of commissions, general and administrative expenses and premium taxes as a percentage of Membership premiums and product sales. These ratios do not measure total profitability because they do not take into account all revenues and expenses.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

General

         Acquisitions
         The consolidated financial statements and related discussions thereof give retroactive effect to the merger with TPN, Inc. d.b.a. The People's Network ("TPN"), which has been accounted for as a pooling of interests. TPN was merged into the Company in a tax-free exchange of 999,992 shares (after adjustment for fractional shares) of the Company's common stock effective October 2, 1998. The consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996 include the results of operations and cash flows for TPN. The period from inception through December 31, 1995 is included in TPN's 1995 financial statements. The consolidated balance sheets as of December 31, 1998 and 1997 include the financial position of TPN on such dates. Additionally, the 1998 consolidated balance sheet data reflects the December 30, 1998 acquisition of Universal Fidelity Life Insurance Company ("UFL") that was accounted for as a purchase transaction and accordingly, none of the operating results of UFL are included in any periods. (See Notes to Consolidated Financial Statements-Note 2 for additional information regarding these acquisitions).

         Of the shares of Company common stock issued in the TPN merger, 125,000 shares were placed in escrow pending the resolution of certain possible and specified contingencies, including contingencies relating to pending or threatened litigation against TPN at the time of the Merger.

         Membership Premiums and Membership Benefit Costs
         The Company's principal revenues are derived from Membership premiums, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership premiums or upon written request by the member.

         Membership benefit costs vary depending on the type of Membership. Closed panel plans provide the Membership benefits through a designated provider attorney with whom the Company has arranged for the services to be provided in a particular geographic area. Provider attorneys receive a fixed monthly payment for each member in their service area and are responsible for providing the Membership benefits without additional remuneration. The fixed cost aspect of closed panel plans provides significant advantages to the Company in managing its claims risk. Under closed panel plans, the Company has the ability to more effectively monitor the quality of legal services provided and, due to the volume of claims that may be directed to particular provider attorney law firms, has access to larger, more diversified law firms. At December 31, 1998, approximately 94% of the Company's Memberships were closed panel plans compared to 91% at December 31, 1997.

         Membership benefit costs relating to open panel Memberships, which constituted approximately 6% of Memberships in force at December 31, 1998, are based on the usual, reasonable and customary fee for providing the required services. Such costs are generally paid on a current basis, as most costs are certain in amount and require only limited investigation. The Company maintains a reserve for estimated incurred but not reported open panel Membership benefit costs as well as costs which are in the payment process. These reserves are reviewed annually by an independent actuary as necessary in conjunction with the preparation and filing of financial statements and other reports with various state insurance regulatory authorities. Underwriting risks associated with the open panel Memberships are managed primarily through contractual benefit limitations and, as a result, underwriting decisions are not necessarily based on individual Membership purchases.

         Product sales and product costs
         Product sales consist primarily of the sale of personal and home care products, jewelry, books, audiocassettes and videotapes focusing on personal achievement. Other products and services include digital satellite television subscriptions, Internet access and web sites, long distance and travel services provided by business partners. The Company has certain alliances with business partners, whereby sales associates buy or sell products or services provided by such business partners and in return, the Company receives commissions on the sales of such goods and services and compensates the selling associates with a commission.
Revenues from these transactions are included in Product sales in the Statement of Income.

         Product costs consist primarily of the commissions paid to selling associates together with the actual cost paid to acquire such goods and services. Costs to purchase products and deliver services are included in Product costs in the Statement of Income

         Commissions
         Beginning with new Memberships written after March 1, 1995, the Company implemented a level commission schedule which results in the Company incurring commission expense related to the sale of its legal expense plans on a basis more consistent with the collection of the premiums generated by the sale of such Memberships. Prior to March 1, 1995, the Company had incurred much higher commissions (approximately 70%) during the first year of the Membership with substantially lower commissions (approximately 16%) in all subsequent years. The level commission structure results in the Company incurring commissions at the rate of approximately 25% per year for all Membership years.

         Prior to January 1997 the Company advanced commissions at the time of sale of all new Memberships. In January 1997, the Company implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the new training program that was implemented at the same time. For all sales beginning with the fourth Membership or all sales made by an associate successfully completing the new training program, the Company currently advances commissions at the time of sale of a new Membership. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to three years commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is 11, the overall initial advance may be paid to more than twenty different individuals, each at a different level within the overall commission structure. This commission advance immediately increases an associate's account with the Company and represents prepaid commissions on active Memberships.

         Should a Membership lapse before the advances have been recovered for each commission level, the Company immediately generates a "charge-back" to the applicable sales associate to recapture 50% of any unearned advance. This charge-back is immediately deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. The Company historically has been able to immediately recover the majority of such charge-backs. Any remaining unrecovered advance on a Membership that has lapsed represents a receivable from the associate and is reflected as commission advances and is categorized as current or non-current based on the expected recovery period. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership will be paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. During 1998, 22% of all associates submitting new Memberships accounted for 75% of all such new Memberships produced thereby further enhancing the recovery of commission advances.

         The Company's commission advance policy exposes the Company to the risk of uncollectible commission advances particularly for associates who do not receive commissions on a large number of Memberships or who experience below average Membership persistency. The Company closely monitors such commission advances to ensure maximum recoverability and maintains a recoverability reserve which at December 31, 1998 and 1997, was $4.0 million and $3.7 million, respectively.

         Associates also receive compensation when associates sponsored by them or other associates that they have sponsored in their organization successfully complete the new training program implemented by the Company on January 4, 1997. In order to successfully qualify, the new associate going through the training program must produce 3 new Memberships and recruit 1 new associate within 15 days of receiving the training.

         TPN distributors receive commissions from the sale of personal and home care products, personal development products, communication services and satellite subscription sales. These commissions are paid to the distributor actually making the sale as well as other distributors in his organization.
Commissions on goods and services are not advanced and have averaged approximately 32% of the product sales price. These commissions are paid at the time of sale and subject to recovery only in the event of returned goods or refunds.

         Membership Persistency
         One of the major factors affecting the Company's profitability and cash flow is Membership persistency, which represents the ability of the Company to retain a Membership, and therefore receive premiums, once it has been written. The Company monitors its overall Membership persistency rate, as well as the persistency rates with respect to Memberships sold by individual associates and agents and persistency rates with respect to Membership sales by geographic region and payment method. The Company's Membership persistency rate measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus (ii) new Memberships sold during such year. From 1981 through the year ended December 31, 1998, the Company's annual Membership persistency rates, using the foregoing method, have averaged approximately 75%. The annual Membership persistency rates were 73.8%, 73.6% and 73.9% for 1998, 1997 and 1996, respectively. The Company's overall Membership persistency rate varies based on, among other factors, the relative age of total Memberships in force. The Company's overall Membership persistency rate could be lower when the Memberships in force include a higher proportion of newer Memberships. During the last three years, the Company has experienced significant increases in new Membership sales and, as a result, the percentage of newer Memberships in its total Memberships in force has increased. Unless offset by other factors, this increase could result in a decline in the Company's overall Membership persistency rate as determined by the formula described above, but does not necessarily indicate that the new Memberships written are less persistent, only that the ratio of new Memberships to total Memberships is higher than it averaged during the 1981 through 1998 period. The Company's financial condition and results of operations may be materially adversely affected if the persistency rates of existing and new Memberships are materially lower than the Company's historical experience.

         Operating Ratios
         Three principal operating measures monitored by the Company in addition to Membership persistency are the loss ratio, product cost ratio and the expense ratio. The loss ratio represents Membership benefit costs as a percentage of Membership premiums. The product cost ratio represents product costs as a percentage of product sales. The expense ratio represents the total of commissions, general and administrative expenses and premium taxes as a percentage of Membership premiums and product sales. The Company strives to maintain these ratios as low as possible. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

         Cash Flow Considerations Relating to Sales of Memberships
         The Company generally advances significant commissions at the time a Membership is sold. Since approximately 92% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Since the cash advanced at the time of sale of a new Membership may be recovered over a multi-year period, cash flow from operations may be adversely affected depending on the number of new Memberships written in relation to the existing active base of Memberships and the composition of new or existing sales associates producing such Memberships.

         Income Tax Matters-Net Operating Losses
         At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") for Federal regular and alternative minimum tax purposes of approximately $3.0 million and $2.6 million, respectively, expiring in 2011 and 2012. In addition, the Company had general business and rehabilitation tax credit carryforwards of approximately $307,000 expiring primarily in 1999 to 2001, and an alternative minimum tax ("AMT") credit carryforward of $366,000 that does not expire. No valuation allowance has been established for these deferred tax assets as the Company believes it is more likely than not that the tax benefits of such deferred tax assets will be realized. The Company generated taxable income for the year ended December 31, 1998 of $11.5 million and utilized NOLs originally generated in 1986 through 1995 in their entirety and $2.3 million of the $2.8 million NOL originally generated in 1996. Tax expense for 1998 was reduced during the fourth quarter of 1998 through a reduction in a previously established valuation allowance to reflect this utilization of deferred tax benefits. Additionally, the Company has NOLs in the amount of $5.7 million representing the NOLs of TPN as of the acquisition date. A valuation allowance has been established for these NOLs as the Company does not believe it is more likely than not that the tax benefits of these carryforwards will be realized due to utilization restrictions imposed by Section 382 discussed below.

         The ability of the Company to utilize NOLs and tax credit carryforwards to reduce future federal income taxes of the Company is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). One such limitation is contained in Section 382 of the Code which imposes an annual limitation on the amount of a corporation's taxable income that can be offset by those carryforwards in the event of a substantial change in ownership as defined in Section 382 ("Ownership Change"). In general, an Ownership Change occurs if during a specified three-year period there are capital stock transactions that result in an aggregate change of more than 50% in the beneficial ownership of the stock of the Company. However, the Company does not have control over all possible variables which can affect the Ownership Change calculation and, accordingly, it is possible that an Ownership Change could occur in the future. The effect of any such Ownership Change on the Company's financial condition or results of operations cannot be determined because it is dependent upon unknown future facts and circumstances at the time of any such change, including, among others, the amount of the Company's NOLs, the fair market value of the Company's stock and the Company's other tax attributes. The acquisition of TPN by the Company constituted an Ownership Change of TPN. As a result, the ability of the Company to utilize TPN's $5.7 million in NOLs is limited to $978,500 per year.

         Associate Services
         The Company derives revenues from services provided to its marketing sales force, principally from a one-time enrollment fee of approximately $65 from each new sales associate and the sale of marketing supplies and promotional materials to associates on an ongoing basis. In January 1997, the Company implemented a training program ("Fast Start") that allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this program pay a one-time fee of $249 instead of the $65 fee. The increased fee covers the additional training and materials used in the training program. The Company enrolled 75,737 new sales associates during 1998 compared to 58,121 during 1997 and 69,789 during 1996, resulting in significant increases in associate services revenues and costs. The Company's direct costs of providing materials and services to associates are reflected as costs of associate services and direct marketing. Amounts collected from sales associates are intended primarily to offset the Company's direct and indirect costs incurred in recruiting, monitoring and providing materials to sales associates and are not intended to generate material profits from such activities.

         TPN's revenues were primarily comprised of receipts for goods and services provided by TPN to their distributors and other customers. Distributors were required to purchase a distributor kit that included training materials and business support literature. TPN distributors were required to meet certain sales production levels to be eligible to receive commissions and many distributors elected to purchase products through an automatic monthly bank or credit card draft. These practices, which resulted in enhanced product sales, have been discontinued in February 1999.

         Investment Policy
         The Company's investment policy is to some degree controlled by certain insurance regulations, which, coupled with management's own investment philosophy, results in a conservative investment portfolio that is not risk oriented. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds. The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states.

         Disclosures About Market Risk
         The Company's consolidated balance sheets include a certain amount of assets and liabilities whose fair values are subject to market risk. Due to the Company's significant investment in fixed-maturity investments, interest rate risk represents the largest market risk factor affecting the Company's consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instrument and other general market conditions.

         As of December 31, 1998, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

      The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates on the Company's fixed-maturity investment portfolio. It is assumed that the changes occur immediately and uniformly, with no effect given to any steps that management might take to counteract that change. The hypothetical changes in market interest rates reflect what could be deemed best and worst case scenarios. The fair values shown in the following table are based on contractual maturities. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and, therefore, actual results might differ from those reflected in the following table:


                                                                                 Estimated fair
                                                                                   value after
                                                            Hypothetical change   hypothetical
                                           Fair value at     in interest rate      change in
                                         December 31, 1998   (bp=basis points)   interest rate
                                         -----------------  -------------------  --------------
                                                        (Dollars in thousands)
Fixed-maturity investments (1)............     $35,790      100 bp increase     $   35,142
                                                            200 bp increase         33,988
                                                             50 bp decrease         36,831
                                                            100 bp decrease         37,304

--------------------
(1)      Excluding short-term investments with a fair value of $2.4 million.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 1998 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $1.8 million at that date.

         The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

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

         Testing and conversion of system applications commenced during 1993 and was substantially completed during 1998. Testing of the Company's information technology systems (as modified for Year 2000 issues) with system dates set beyond January 1, 2000 successfully occurred in February 1999. Costs incurred through the end of 1998 have been immaterial and expensed as incurred and the remaining total cost of the Company's remediation efforts is expected to be less than $50,000, substantially all of which will be incurred on further testing during the remainder of 1999. Any additional Year 2000 costs will continue to be funded out of cash flow from operations. A significant portion of the Company's Year 2000 remediation plan has been and will continue to be accomplished by the Company's internal programming staff and while such efforts will continue on Year 2000 programming, these costs are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources. Although concentration on Year 2000 compliance has delayed other programming projects, such delays have not had and are not expected to have a material adverse impact on the Company's financial condition or results of operations.

         The Company is also exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. Further, the Company must rely on other entities such as the Federal Reserve and its member banks whose Year 2000 readiness efforts it does not control. The Company relies on such entities for the timely processing of its monthly Automated Clearing House transactions and credit card transactions. Should these entities fail in their efforts to become Year 2000 compliant, the Company would immediately convert to monthly invoices until such time as all necessary entities become Year 2000 compliant. Although such actions would be inconvenient and more costly to process, it is not expected to materially affect the Company's long term business outlook. The Company has initiated a comprehensive program to assess the Year 2000 compliance of its key vendors and service providers in order to determine the extent to which the Company is vulnerable to such third parties that fail to remedy their own Year 2000 issues. In this regard, the Company has initiated formal communications with its significant vendors and financial institutions to assess their Year 2000 readiness. No material costs related to Year 2000 compliance efforts by the Company regarding such third parties have been incurred to date. To date these efforts have not revealed any vendor or service provider Year 2000 issue that the Company believes would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its vendors or service providers will be Year 2000 ready, and the inability of vendors or service providers to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company's financial position or results of operations.

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

         Accounting Standard to be Adopted
         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 on January 1, 2000 as required. This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that it holds no derivative instruments at December 31, 1998.


Results of Operations

         Comparison of 1998 to 1997
         The Company reported net income applicable to common shares of $30.2 million, or $1.26 per diluted common share, for 1998, up 72% from net income applicable to common shares of $17.5 million, or $.74 per diluted common share, for 1997. The increase in the net income applicable to common shares for 1998 is primarily the result of increases in Membership premiums for 1998 as compared to 1997.

         Membership premiums totaled $110.0 million during 1998 compared to $76.7 million for 1997, an increase of 43%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the persistency, or renewal rate, of existing Memberships. New Membership sales increased 38% during 1998 to 391,827 from 283,723 during 1997. At December 31, 1998, there were 603,017 active Memberships in force compared to 425,381 at December 31, 1997, an increase of 42%. Additionally, the average annual premium per Membership has increased from $225 for all Memberships in force at December 31, 1997 to $229 for all Memberships in force at December 31, 1998, a 2% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owners' Legal Solutions plan.

         Product sales declined 32% during 1998 to $27.8 million from $41.1 million in 1997 primarily due to the acquisition of TPN and the resulting concentration on Membership sales as opposed to the sale of goods and services. The trend of declining product sales is expected to continue as the array of goods and services previously available for sale through TPN is dramatically narrowed and sales efforts are more closely focused on the sale of new Memberships and the recruitment of new sales associates.

         Associate services revenue increased 42% from $12.1 million for 1997 to $17.3 million during 1998 as a result of more new associates recruited and as a result of Fast Start which resulted in the Company receiving training fees of approximately $9.3 million during 1998 compared to $5.7 million during 1997. The combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new Membership sales per associate. The positive impact of the program is reflected in the increase in new Memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. The $9.3 million and $5.7 million for 1998 and 1997, respectively, in training fees was comprised of $184 from each of approximately 50,622 new sales associates who elected to participate in Fast Start in 1998 compared to 28,900 that paid the $184 and 14,500 existing associates that paid $25 during 1997. New associates enrolled during 1998 were 75,737 compared to 58,121 for 1997, an increase of 30%. While the number of new associates increased during 1998, the number of new Memberships sold, at least partially as a result of the Fast Start program, increased even more significantly. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Interest  income  for 1998  increased  53% to $2.6  million  from  $1.7 million for 1997. Interest income increased as a result of increases in the average investments outstanding. At December 31, 1998 the Company reported $50.1 million in cash and investments compared to $35.4 million at December 31, 1997.

         Primarily as a result of the increase in Membership premiums, total revenues increased to $160.5 million for 1998 from $133.4 million during 1997, an increase of 20%.

         Membership benefits totaled $36.1 million for 1998 compared to $25.1 million for 1997, and represented 33% of Membership premiums for both 1998 and 1997. This loss ratio (Membership benefits as a percentage of Membership premiums) should remain near 35% as the portion of active Memberships that provide for a capitated benefit continues to increase.

         Product costs declined more than $9.0 million, or 33%, during 1998 to $18.0 million from $27.0 million for 1997 in conjunction with the 32% decline in product sales. Product costs as a percentage of product sales were 65% for 1998 compared to 66% during 1997. Product costs are expected to decline proportionately as product sales decline as more emphasis is placed on Membership sales rather than the sale of goods and services.

         Commission expense was $24.3 million for 1998 compared to $16.7 million for 1997, and represented 22% of Membership premiums for 1998 and 1997. Commission expense, as a percentage of Membership premiums, should remain at or near 25% of Membership premiums in future years.

         General and administrative expenses during 1998 and 1997 were $21.9 million and $20.3 million, respectively, and represented 14% and 15% of total revenues for such years. Although the total amount of general and administrative expenses increased approximately $1.6 million during 1998, these expenses, as a percent of total revenues, decreased 1%. This trend of gradual increases in the total dollar amount of these expenses but decreases when expressed as a percentage of total revenues should continue as a result of certain economies of scale pertaining to the Company's operating leverage.

         Associate services and direct marketing expenses increased to $14.7 million for 1998 from $11.4 million for 1997 primarily as a result of Fast Start training bonuses paid of approximately $6.3 million during 1998 compared to $4.4 million in 1997. Additional costs of supplies due to increased purchases by associates and higher staffing requirements for associate related service departments also contributed to the increase. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

         Due to continuing annual property and equipment additions, depreciation increased from $2.0 million for 1997 to $2.9 million for 1998.

         The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of Membership premiums and product sales, was 34% for 1998 compared to 32% for 1997. The product cost ratio, which represents product costs as a percentage of product sales, was 65% during 1998 compared to 66% for 1997. The loss ratio, product cost ratio and the expense ratio do not measure total profitability because they do not take into account all revenues and expenses.

         Provision for income taxes decreased during 1998 to $11.1 million compared to $12.4 million for 1997, representing 26.9% and 41.4% of income before income taxes for 1998 and 1997, respectively. The 1998 provision for income taxes reflects a $3.5 million benefit attributable to a reduction of a previously established valuation allowance due to the utilization of certain of the Company's deferred tax benefits. Tax expense for 1997 exceeded established statutory rates due to TPN's establishment of a $1.9 million valuation allowance pertaining to previously recorded deferred tax assets.

         Dividends paid on outstanding preferred stock decreased to $9,800 for 1998 from $13,000 during 1997 and is attributable to the conversion of shares of $3.00 Cumulative Convertible Preferred Stock into common stock.


         Comparison of 1997 to 1996
         The Company reported net income applicable to common shares of $17.5 million, or $.74 per diluted common share, for 1997, up 71% from net income applicable to common shares of $10.2 million, or $.44 per diluted common share, for 1996. The increase in the net income applicable to common shares for 1997 is primarily the result of increases in all revenue categories for 1997 as compared to 1996.

         Membership premiums totaled $76.7 million during 1997 compared to $50.6 million for 1996, an increase of 52%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the persistency, or renewal rate, of existing Memberships. New Membership sales increased 46% during 1997 to 283,723 from 194,483 during 1996. At December 31, 1997, there were 425,381 active Memberships in force compared to 294,151 at December 31, 1996. Additionally, the average annual premium per Membership has increased from $216 for all Memberships in force at December 31, 1996 to $225 for all Memberships in force at December 31, 1997, a 4.0% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owners' Legal Solutions Plan.

         Product sales increased 55% during 1997 to $41.1 million from $26.4 million in 1996 as the number of sales associates selling goods and services increased and the number of products available for sale increased. The sale of new satellite television subscriptions also increased.

         Associate services revenue increased 115% from $5.6 million for 1996 to $12.1 million during 1997 primarily as a result of Fast Start that resulted in the Company receiving training fees of approximately $5.7 million during 1997. The $5.7 million in training fees was comprised of $184 from each of approximately 28,900 new sales associates who elected to participate in Fast Start and training fees of $25 from each of approximately 14,500 existing associates who participated in the program. New associates enrolled during 1997 were 58,121 compared to 69,789 for 1996, a decrease of 17%. The Company believes that the decline in new associate enrollment during 1997 is primarily attributable to the increased costs associated with the Fast Start program. However, while the number of new associates decreased during 1997, the number of new Memberships sold, at least partially as a result of the Fast Start program, increased significantly. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Interest  income  for 1997  increased  30% to $1.7  million  from  $1.3 million for 1996. Interest income increased as a result of increases in the average investments outstanding. At December 31, 1997 the Company reported $35.4 million in cash and investments compared to $21.1 million at December 31, 1996.

         Primarily as a result of the increase in Membership premiums, total revenues increased to $133.4 million for 1997 from $85.6 million during 1996, an increase of 56%.

         Membership benefits totaled $25.1 million for 1997 compared to $16.9 million for 1996, and represented 33% of Membership premiums for both 1997 and 1996. This loss ratio (Membership benefits as a percentage of Membership premiums) should remain near 35% as the portion of active Memberships that provide for a capitated benefit continues to increase.

         Product costs increased more than $6.4 million, or 31%, during 1997 to $27.0 million from $20.6 million for 1996 in conjunction with the 55% increase in product sales. Product costs as a percentage of product sales were 66% for 1997 compared to 78% during 1996.

         Commission expense was $16.7 million for 1997 compared to $11.5 million for 1996, and represented 22% and 23% of Membership premiums for 1997 and 1996, respectively. Commission expense, as a percentage of Membership premiums, should remain at or near 25% of Membership premiums in future years.

         General and administrative expenses during 1997 and 1996 were $20.3 million and $15.2 million, respectively, and represented 15% and 18% of total revenues for such years. Although the total amount of general and administrative expenses increased approximately $5.2 million during 1997, these expenses, as a percent of total revenues, decreased 3%. This trend of gradual increases in the total dollar amount of these expenses but decreases when expressed as a percentage of total revenues should continue as a result of certain economies of scale pertaining to the Company's operating leverage.

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

         Due to property and equipment additions during 1997 of $3.6 million, depreciation increased from $533,000 for 1996 to $2.0 million for 1997.

         The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of Membership premiums and product sales, was 32% for 1997 compared to 35% for 1996. The product cost ratio, which represents product costs as a percentage of product sales, was 66% during 1997 compared to 78% for 1996. The loss ratio, product cost ratio and the expense ratio do not measure total profitability because they do not take into account all revenues and expenses.

         Provision for income taxes increased significantly during 1997 to $12.4 million compared to $5.9 million for 1996, which represented an increase from 36.3% of income before income taxes during 1996 to 41.4% of income before income taxes for 1997. In 1997 TPN established a valuation allowance of $1.9 million for the portion of its deferred tax asset that TPN believed more likely than not would not be realized because it was unlikely that it would generate sufficient taxable income to realize the benefits from its deferred tax benefits.

         Dividends paid on outstanding preferred stock decreased to $13,000 for 1997 from $15,000 during 1996 and is attributable to the conversion of shares of $3.00 Cumulative Convertible Preferred Stock into common stock.


Liquidity and Capital Resources

         General
         Consolidated net cash provided by operating activities was $9.9 million and $14.5 million for 1998 and 1997, respectively, compared to net cash used in operating activities of $911,000 for 1996. Cash provided by operating activities decreased $4.6 million during 1998 compared to 1997 primarily due to the $12.7 million increase in net income and an increase of $1.3 million in prepaid product commissions which was offset by the $11.1 million decrease in accounts payable and accrued expenses, the $5.2 million increase in commission advances, the $1.2 million decrease in the provision for deferred income taxes and $1.6 million decrease in deferred revenue.

         Due to the UFL acquisition previously discussed and the resulting requirement for $20.7 million as cash consideration to Pioneer, the Company liquidated a substantial portion of its investments previously classified as held-to-maturity. Although the Company previously had demonstrated its intent and capability to hold such investments until their scheduled maturities, the conversion of such investments to cash as part of the UFL transaction prior to their scheduled maturities resulted in all remaining investments of the Company, including the $25 million investment portfolio of UFL, being classified as available-for-sale investments. In addition to capital expenditures of $4.9 million during 1998, the Company has continued to move larger portions of its cash and cash equivalents into longer-term investments resulting in net cash used in investing activities of $31.4 million.

         Net cash provided by financing activities decreased $1.1 million during 1998 to $2.4 million from $3.5 million for 1997 as a result of $1.5 million used to reacquire treasury stock and only offset by $500,000 increase in capital lease obligations. In 1996, the Company had net cash provided by financing activities of $5.0 million, primarily as a result of exercise proceeds of stock options and stock issuances of $4.9 million.

         The Company had a consolidated working capital surplus of $21.2 million at December 31, 1998 compared to $34.8 million at December 31, 1997. The $13.6 million decrease in working capital during 1998 was primarily the result of decreases in cash and the current portion of investments of $21.0 million due to longer term investments and the $970,000 increase in life insurance reserves partially offset by increases in the current portion of commission advances of $5.5 million and decreases in accounts payable and accrued expenses of $2.6 million.

         The Company generally advances significant commissions at the time a Membership is sold. During 1998, the Company advanced commissions of $51.4 million on new Membership sales compared to $38.1 million for 1997. Since approximately 92% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $23.0 million and $14.9 million for 1998 and 1997, respectively. The Company has recorded an allowance of $4.0 million to provide for estimated uncollectible commission advances which includes an increase in the allowance of $250,000 during 1998.

         The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at December 31, 1998 of $47.2 million.

         Parent Company Funding and Dividends
         Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, UFL and PPLSIF. The ability of PPLCI, UFL and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI, UFL and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI and UFL will be required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million for PPLCI. Additional capital requirements of PPLCI, UFL or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report of Deloitte & Touche LLP
Report of Independent Public Accountants of Arthur Andersen LLP
Report of Independent Auditors of Ernst & Young LLP

Consolidated Financial Statements
---------------------------------
Consolidated Balance Sheets - December 31, 1998 and 1997
Consolidated Statements of Income - For the years ended December 31, 1998, 1997 and 1996
Consolidated Statements of Comprehensive Income - For the years ended
  December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows - For the years ended December 31, 1998,
  1997 and 1996
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule
-----------------------------------------
Schedule II. Consolidated Valuation and Qualifying Accounts - For the years ended December 31, 1998, 1997 and 1996
   (All other schedules have been omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereon.)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Board of Directors and Stockholders of Pre-Paid Legal Services, Inc.:

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed at Item 8 herein. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and TPN, Inc. d.b.a. The People's Network ("TPN"), which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the balance sheet of TPN as of December 31, 1997, or the related statements of income, changes in stockholders' equity, and cash flows of TPN for the years ended December 31, 1997 and 1996, which statements reflect total assets constituting 13% of the related consolidated financial statement total, and total revenues constituting 31% of the related consolidated financial statement totals for each of the years ended December 31, 1997 and 1996. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for TPN for 1997 and 1996, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and (as to the amounts included for TPN) the reports of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Tulsa, Oklahoma
March 3, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------





To the Board of Directors of
TPN, Inc. dba The People's Network:


We have audited the balance sheet of TPN, Inc. dba The People's Network (a Texas corporation) ("TPN"), as of December 31,1997, and the related statements of operations, shareholders' deficit and cash flows for the year then ended, prior to the restatement (and, therefore, are not presented herein) for the merger of Pre-Paid Legal Services, Inc. ("Pre-Paid") with TPN on October 2, 1998, which has been accounted for as a pooling of interests as described in Notes 1 and 2 to the Pre-Paid consolidated financial statements. These financial statements are the responsibility of TPN's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TPN, Inc. d.b.a. The Peoples Network as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                             ARTHUR ANDERSEN LLP

Dallas, Texas
    February 27, 1998, (except with respect to the merger of Pre-Paid Legal Services Inc.
    with TPN, Inc. as discussed in Note 2, as to which the date is September 24, 1998, the date of the definitive merger agreement)

                         Report of Independent Auditors

Board of Directors
TPN, Inc. dba The Peoples Network

We have audited the consolidated balance sheet of TPN, Inc. dba The Peoples Network (the Company) as of December 31, 1996, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TPN, Inc. dba The Peoples Network at December 31, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, the financial statements for the year ended December 31, 1996 have been restated to record compensation expense in connection with the transfer of common stock from the majority shareholder of the Company to an employee of the Company.

                                        ERNST & YOUNG LLP

Dallas, Texas
September 10, 1997,
except for Note 1, as to which the date is March 12, 1999


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS
                                                                                                         December 31,
                                                                                                   -----------------------
                                                                                                     1998           1997
                                                                                                   --------       --------
 Current assets:
    Cash and cash equivalents..................................................................    $  8,604       $ 27,722
    Available-for-sale investments, at fair value..............................................       2,368              -
    Held-to-maturity investments...............................................................           -          4,242
    Accrued Membership income..................................................................       3,595          2,399
    Inventories................................................................................       2,588          2,116
    Prepaid product commissions................................................................       1,384          2,136
    Amount due from coinsurer..................................................................      12,498              -
    Membership commission advances - current portion...........................................      21,224         15,705
                                                                                                   --------       --------
        Total current assets...................................................................      52,261         54,320
 Available-for-sale investments, at fair value.................................................      36,207              -
 Held-to-maturity investments..................................................................           -            650
  Investments pledged..........................................................................       2,922          2,772
  Membership commission advances, net..........................................................      60,661         38,038
  Property and equipment, net..................................................................       7,678          5,226
  Production costs, net........................................................................       1,373          1,008
  Other........................................................................................       6,801          3,702
                                                                                                   --------       --------
        Total assets...........................................................................    $167,903       $105,716
                                                                                                   ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Membership benefits.........................................................................    $  3,808       $  2,649
   Deferred product sales revenue..............................................................       3,932          4,737
   Accident and health reserves................................................................      12,498              -
   Life insurance reserves.....................................................................         970              -
   Current portion of capital lease obligation.................................................         487            142
   Accounts payable and accrued expenses.......................................................       9,386         12,009
                                                                                                   --------       --------
       Total current liabilities...............................................................      31,081         19,537
 Deferred income taxes.........................................................................      27,148         16,471
 Life insurance reserves.......................................................................       7,711              -
 Capital lease obligation, net of current portion..............................................         659            238
                                                                                                   --------       --------
       Total liabilities.......................................................................      66,599         36,246
                                                                                                   --------       --------
 Stockholders' equity:
   Preferred  stock,  $1  par  value;   authorized  400  shares;  3  issued  and
 outstanding as follows:
     $3.00 Cumulative Convertible Preferred Stock, 3 shares authorized, issued and outstanding
     at December 31, 1998 and 1997, respectively; liquidation value of.........................           3              3
    Special preferred stock, $1 par value; authorized 500 shares, issued and outstanding in one series designated as follows:
       $1.00   Non-Cumulative   Special   Preferred  Stock,  18  and  23  shares
       authorized,  issued  and  outstanding  at  December  31,  1998 and  1997, respectively; liquidation value of $240 and $304 at December 31, 1998 and 1997,
       respectively............................................................................          18             23
   Common stock, $.01 par value; 100,000 shares authorized; 24,321 and 24,151 issued
     at December 31, 1998 and 1997, respectively...............................................         243            242
   Capital in excess of par value..............................................................      55,241         52,051
   Retained earnings...........................................................................      49,528         19,328
   Accumulated other comprehensive income:
     Unrealized gains (losses) on investments..................................................         (24)             -
   Less: Treasury stock at cost; 797 and 747 shares held at December 31, 1998 and 1997,
       respectively............................................................................      (3,705)        (2,177)
                                                                                                   --------       --------
     Total stockholders' equity................................................................     101,304         69,470
                                                                                                   --------       --------
       Total liabilities and stockholders' equity..............................................    $167,903       $105,716
                                                                                                   ========       ========

  The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)


                                                     Year Ended December 31,
                                                --------------------------------
                                                  1998         1997       1996
                                                --------    ----------  --------
Revenues:
  Membership premiums........................   $110,003    $ 76,688    $ 50,582
  Product sales..............................     27,779      41,070      26,425
  Associate services.........................     17,255      12,143       5,646
  Interest income............................      2,576       1,689       1,303
  Other......................................      2,840       1,814       1,678
                                                --------    --------    --------
                                                 160,453     133,404      85,634
                                                --------    --------    --------
Costs and expenses:
  Membership benefits........................     36,103      25,132      16,871
  Product costs..............................     17,967      27,017      20,568
  Commissions................................     24,261      16,717      11,476
  General and administrative.................     21,902      20,311      15,150
  Associate services and direct marketing....     14,738      11,431       4,544
  Depreciation...............................      2,944       2,026         533
  Premium taxes..............................      1,206         866         372
                                                --------    --------    --------
                                                 119,121     103,500      69,514
                                                --------    --------    --------

Income before income taxes...................     41,332      29,904      16,120
Provision for income taxes...................     11,122      12,381       5,857
                                                --------    --------    --------
Net income...................................     30,210      17,523      10,263
Less dividends on preferred shares...........         10          13          15
                                                --------    --------    --------
Net income applicable to common stockholders.   $ 30,200    $ 17,510    $ 10,248
                                                ========    ========    ========

Basic earnings per common share..............   $   1.29    $    .76    $    .46
                                                ========    ========    ========
Diluted earnings per common share............   $   1.26    $    .74    $    .44
                                                ========    ========    ========






   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)


                                                 Year Ended December 31,
                                           ----------------------------------
                                             1998         1997         1996
                                           --------     --------     --------
Net income..............................   $ 30,210     $ 17,523     $ 10,263
                                           --------     --------     --------

Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses)
       arising during period............        (24)           -            -
                                           --------     --------     --------
Other comprehensive income..............        (24)           -            -
                                           --------     --------     --------
Comprehensive income....................   $ 30,186     $ 17,523     $ 10,263
                                           ========     ========     ========




 The accompanying  notes are an  integral  part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                               Year Ended December 31,
                                                                         ----------------------------------
                                                                            1998        1997         1996
                                                                         ----------   ---------    --------
Cash flows from operating activities:
Net income...........................................................    $ 30,210     $ 17,523     $ 10,263
Adjustments  to  reconcile   net  income  to  net  cash  provided
  by  operating activities:
  Provision for stock grant, stock transfer and associate stock
     options.........................................................           -          644        1,122
  Provision for deferred income taxes................................      11,122       12,293        5,857
  Depreciation and amortization......................................       2,944        2,026          533
  Net changes in asset and liability accounts, net of effects of purchase of UFL:
    Increase in accrued Membership income............................      (1,196)        (689)        (672)
    Increase in commission advances..................................     (28,142)     (22,891)     (18,381)
    Increase in other assets.........................................        (304)        (678)      (1,360)
    Increase in inventories..........................................        (472)        (489)      (1,270)
    Decrease (increase) in prepaid product commissions...............         752         (513)        (622)
    (Decrease) increase in deferred revenue..........................        (805)         771        1,390
    Increase in Membership benefits..................................       1,159          787          315
    (Decrease) increase in accounts payable and accrued expenses.....      (5,373)       5,688        1,914
                                                                         --------     --------     --------
      Net cash provided by (used in) operating activities............       9,895       14,472         (911)
                                                                         --------     --------     --------

Cash flows from investing activities:
  Acquisition of UFL, net of cash acquired...........................     (18,995)           -            -
  Additions to property and equipment and production costs...........      (4,926)      (3,619)      (1,592)
  Purchases of held-to-maturity investments..........................     (36,116)      (3,035)      (1,374)
  Proceeds from sales of held-to-maturity investments................      23,718            -            -
  Maturities of held-to-maturity investments.........................       4,892          400          111
                                                                         --------     --------     --------
      Net cash used in investing activities..........................     (31,427)      (6,254)      (2,855)
                                                                         --------     --------     --------

Cash flows from financing activities:
  Proceeds from sale of common and preferred stock...................       3,186        3,229        4,904
  Increase in capital lease obligations..............................         766          248           84
  Purchase of treasury stock.........................................      (1,528)           -            -
  Dividends paid on preferred stock..................................         (10)         (13)         (15)
                                                                         --------     --------     --------
      Net cash provided by financing activities......................       2,414        3,464        4,973
                                                                         --------     --------     --------

Net (decrease) increase in cash and cash equivalents.................     (19,118)      11,682        1,207
Cash and cash equivalents at beginning of year.......................      27,722       16,040       14,833
                                                                         --------     --------     --------
Cash and cash equivalents at end of year.............................    $  8,604     $ 27,722     $ 16,040
                                                                         ========     ========     ========

Supplemental disclosure of cash flow information:
  Cash paid for interest.............................................    $     47     $     36     $     28
                                                                         ========     ========     ========
  Purchases of property and equipment under capital leases...........    $  1,104     $    445     $     63
                                                                         ========     ========     ========
  Assets acquired in acquisition of UFL..............................    $ 44,598     $      -     $      -
                                                                         ========     ========     ========
  Liabilities assumed in acquisition of UFL..........................    $ 23,929     $      -     $      -
                                                                         ========     ========     ========

  The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      (Amounts and shares in 000's, except dividend rates and par values)



                                                                                       Year Ended December 31,
                                                                                 ------------------------------------
                                                                                    1998         1997         1996
                                                                                 ---------     --------    ----------

Preferred Stock - $1 par value, 400 shares authorized; issued and outstanding in one series designated as follows:

  $3.00 Cumulative Convertible Preferred Stock, authorized 5 shares; shares       $     3      $     5     $     5
      issued and outstanding at beginning of year (3 in 1998, 5 in 1997 and 1996)
  Shares exchanged for Common Stock (2 in 1997)...............................          -           (2)          -
                                                                                  -------      -------     -------
  Shares issued and outstanding at end of year (3 in 1998 and 1997, 5 in 1996),
    liquidation value of $55 at December 31, 1998.............................          3            3           5
                                                                                  -------      -------     -------

Special Preferred Stock - $1 par value, 500 shares authorized; series of fixed annual dividends $1, non-cumulative, convertible, shares issued and
  outstanding at beginning of year (23 in 1998, 32 in 1997 and 45 in 1996)....         23           32          45
Shares exchanged for Common Stock (5 in 1998, 9 in 1997 and 13 in 1996).......         (5)          (9)        (13)
                                                                                  -------      -------     -------
Shares issued and outstanding at end of year (18 in 1998, 23 in 1997 and 32 in
  1996), liquidation value of $240 at December 31, 1998.......................         18           23          32
                                                                                  -------      -------     -------


Common Stock - $.01 par value, shares authorized 100,000; shares issued and outstanding at beginning of year (24,151 in 1998, 23,459 in 1997 and 22,513
  in 1996)....................................................................        242          235         225
Shares issued during year:
  Conversion of Preferred Stock (17 in 1998, 38 in 1997 and 46 in 1996).......          -            -           1
  Contributed to Company's employee stock ownership plan (2 in 1998,
  3 in 1997, and 5 in 1996)...................................................          -            -           -
  Exercise of stock options and warrants (151 in 1998, 651 in 1997 and 895 in
  1996).......................................................................          1            7           9
                                                                                  -------      -------     -------
Shares issued and outstanding at end of year (24,321 in 1998, 24,151 in 1997
  and 23,459 in 1996).........................................................        243          242         235
                                                                                  -------      -------     -------


Capital in Excess of Par Value
Balance at beginning of year..................................................     52,051       45,243      38,217
  Issuance of common stock....................................................          -            -       2,940
  Exercise of stock options and warrants......................................      2,215        3,267       2,225
  Income tax benefit related to exercise of stock options.....................        912        2,930         997
  Stock grant and transfer....................................................          -          544         804
  Conversion of preferred stock...............................................          5           11          14
  Stock contribution to employee stock ownership plan.........................         58           56          46
                                                                                  -------      -------     -------
Balance at end of year........................................................     55,241       52,051      45,243
                                                                                  -------      -------     -------

Retained Earnings (Deficit)
Balance at beginning of year..................................................     19,328        1,818      (8,430)
Net Income....................................................................     30,210       17,523      10,263
Cash dividends................................................................        (10)         (13)        (15)
                                                                                  -------      -------     -------
Balance at end of year........................................................     49,528       19,328       1,818
                                                                                  -------      -------     -------



                          PRE-PAID LEGAL SERVICES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
       (Amounts and shares in 000's, except dividend rates and par values)



Unrealized gains/losses on investments:
Balance at beginning of year..................................................   $      -     $      -    $      -
  Decline in market of available-for-sale investments.........................        (24)           -           -
                                                                                 --------     --------    --------
Balance at end of year........................................................        (24)           -           -
                                                                                 --------     --------    --------


Treasury stock
Balance at beginning of year (747 shares).....................................     (2,177)      (2,177)     (2,177)
Shares repurchased during 1998 (50 in 1998)...................................     (1,528)           -           -
                                                                                 --------     --------    --------
Balance at end of year (797 shares)...........................................     (3,705)      (2,177)     (2,177)
                                                                                 --------     --------    --------
Total Stockholders' Equity....................................................   $101,304     $ 69,470    $ 45,156
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

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Dollar amounts in tables are in thousands unless otherwise indicated)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
         Pre-Paid Legal Services, Inc. (the "Company") underwrites and markets legal service plans (referred to as "Memberships") which provide for or reimburse a portion of legal fees incurred by members in connection with specified matters. The Company has offered legal services under two types of
Memberships: closed panel and open panel. Since 1987, substantially all of the Memberships sold by the Company have been closed panel Memberships that allow members to access legal services through a network of independent attorneys ("provider attorneys") under contract with the Company. Membership benefit costs relating to open panel Memberships, which constituted approximately 6% of Memberships in force at December 31, 1998, are based on the usual, reasonable and customary fee for providing the required services. Memberships are generally guaranteed renewable and are marketed primarily in 26 states by an independent sales force referred to as "Associates". Membership premiums are principally collected on a monthly basis.

         During the fourth quarter of 1998, the Company completed the acquisition of TPN, Inc. d.b.a. The People's Network ("TPN") and Universal Fidelity Life Insurance Company ("UFL"). Since its inception in late 1994, TPN had marketed personal and home care products, personal development products and services together with PRIMESTAR(R) satellite subscription television service to its members through a network marketing sales force. UFL is an Oklahoma domiciled life and accident and health insurer.

Basis of Presentation
         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities. Certain reclassifications have been made to conform to current year presentation. The consolidated financial statements give retroactive effect, as a result of applying the pooling of interests accounting method, to the merger with TPN, which was effective October 2, 1998. The UFL acquisition was accounted for by the purchase method of accounting for business combinations. (See Note 2)

Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as those of PPL Agency, Inc. (See Note 8 for additional information regarding PPL Agency, Inc.) The primary subsidiaries of the Company include Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services, Inc. of Florida ("PPLSIF") and UFL. All significant intercompany accounts and transactions have been eliminated.

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

Commissions
         Effective March 1, 1995, the Company implemented a level membership commission schedule of approximately 25% of annual premium revenue for all Membership years. This commission schedule results in the Company incurring commission expense related to the sale of its legal expense plans on a basis consistent with the collection of the premiums generated by the sale of such Memberships. The Company currently advances the equivalent of three years of commissions on new Membership sales. In January 1997, the Company implemented a new policy whereby associates receive only earned commissions on the first three Memberships submitted unless the associate successfully completes a training program which includes an intensive one-day training seminar, produces three Memberships and recruits one associate within 15 business days from their training date. Prior to March 1, 1995, first year commissions payable on the sale of a Membership, and earned in the first Membership year, were approximately 70% of annual Membership premiums while renewal commissions (payable as earned after the first Membership year) were approximately 16% of annual premiums.

         TPN distributors receive commissions from the sale of personal and home care products, personal development products, communication services and satellite subscription sales. These commissions are paid to the distributor actually making the sale as well as other distributors in his organization.
Commissions on goods and services are not advanced and have averaged approximately 32% of the product sales price. These commissions are paid at the time of sale and subject to recovery only in the event of returned goods or refunds.

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

Investment Securities
         The Company accounts for its investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115"). Investments classified as trading are accounted for at fair value, available-for-sale investments are accounted for at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders' equity, and held-to-maturity investments are accounted for at amortized cost.

         All investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to income over the contractual maturity or estimated life of the individual investment on the level yield method. Due to the UFL acquisition and the requirement for $20.6 million as cash consideration paid, the Company liquidated a substantial portion of its investments previously classified as held-to-maturity. Although the Company previously had demonstrated its intent and capability to hold such investments until their scheduled maturities, the conversion of such investments to cash as part of the UFL transaction prior to their scheduled maturities resulted in all remaining investments of the Company, including the $25 million investment portfolio of UFL, being classified as available-for-sale investments. Gain or loss on sale of investments is based upon the specific identification method. Income earned on the Company's investments in state and political subdivisions is not taxable.

Inventories
         Inventories include the cost of materials and packaging and are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method for the personal and home care and personal development inventory. Cost of jewelry is determined using the retail-inventory method.

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

Production Costs
         Production costs include all direct and indirect costs of producing shows for broadcast on the private television network and are recorded at cost and amortized on the straight-line method over the shorter of three years or the period the program is broadcast.

Revenue Recognition
         Membership premiums are recognized in income when due in accordance with Membership terms which generally require the holder of the Membership to remit premiums on a monthly basis. Memberships are canceled for nonpayment of premium after ninety days. Premiums due but not collected at the end of an accounting period are recorded as accrued Membership income; a provision for uncollectible premiums, if any, is recorded currently. Revenues from Associates' training program fees and sales of marketing supplies are recognized as income when cash is received. Revenues for product sales are recognized when products are shipped or services provided.

Coinsurance Receivable and Accident and Health Reserves
         The Company has coinsured 100% of its accident and health policy liabilities pursuant to a coinsurance agreement. The amount due from coinsurer is therefore equal to the estimated accident and health reserves. The Company believes the coinsurer will be able to honor all contractual commitments under the coinsurance agreement, based on its periodic reviews of financial statements, insurance industry reports and reports filed with state insurance departments.

Commission Advances
         Commission advances represent the unearned portion of commissions advanced to Associates on sales of Memberships. Commissions are earned as premiums are collected, usually on a monthly basis. The Company reduces Commission advances as premiums are paid and commissions earned. Unearned commission advances on lapsed Memberships are recovered through collection of premiums on an associate's active Memberships. At December 31, 1998 and 1997, the Company had an allowance of $4.0 million and $3.7 million, respectively, to provide for estimated uncollectible balances. The Company charges interest at the prime rate on unearned commission advances relating to Memberships that canceled subsequent to the advance being made.

Goodwill
         Goodwill represents the excess of acquisition costs over the value assigned to the net assets acquired in business combinations and is amortized on the straight-line method over a period of ten years. The carrying amount of goodwill is reviewed using estimated undiscounted cash flows for the business acquired over the remaining amortization periods. Since the UFL acquisition was effective December 30, 1998, no amortization expense was charged to earnings during 1998.

Membership Benefit Liability
         The Membership benefit liability represents claims reported but not paid and actuarially estimated claims incurred but not reported on open panel Memberships and per capita amounts due provider attorneys on closed panel Memberships. The Company calculates the benefit liability costs on open panel Memberships based on completion factors that consider historical claims experience based on the dates that claims are incurred, reported to the Company and subsequently paid. Processing costs related to these claims are accrued based on an estimate of expenses to process such claims.

Life Insurance Reserves
         Incurred but not reported claim estimates are actuarially estimated based on life insurance in-force and estimated claims occurrences.

Product Sales and Product Costs
         Product sales consist primarily of the sale of personal and home care products, jewelry, books, audiocassettes and videotapes focusing on personal achievement. Other products and services include digital satellite television subscriptions, Internet access and web sites, long distance and travel services provided by business partners. The Company has certain alliances with business partners, whereby sales associates buy or sell products or services provided by such business partners and in return, the Company receives commissions on the sales of such goods and services and compensates the selling associates with a commission. Revenues from these transactions are included in product sales in the consolidated statements of income.

         Product costs consist primarily of the commissions paid to selling associates together with the actual cost paid to acquire such goods and services. Costs to purchase products and deliver services are included in product costs in the consolidated statements of income

Deferred Revenue
         Until January 1999, the Company sold merchandise certificates to certain of its sales associates. These certificates can be used to purchase products from the Company and expire one year from the date of issuance. Deferred revenue represents the anticipated value of certificates to be redeemed for products based on expected redemption rates of certificates issued.

Income Taxes
         The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are recognized in different periods in the Company's financial statements and tax returns. In estimating future tax consequences, the Company generally considers all future events other than the enactment of changes in the tax law or rates.

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

Long-Lived Assets
         The Company periodically reviews long-lived assets to be held and used in operations when events or changes in circumstances indicate that the assets might be impaired. The carrying value of long-lived assets is considered impaired when the identifiable undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced by disposal costs.

Stock-Based Compensation
         Compensation expense is recorded with respect to stock option grants and restricted stock awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). This method calculates compensation expense on the measurement date as the excess of the current market price of the underlying Company stock over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award. The Company has adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," in preparing its financial statement disclosures.

Accounting Standard to be Adopted
         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that it holds no derivative instruments at December 31, 1998.

Note 2 - Merger and Acquisition

         Effective October 2, 1998, the Company issued 999,992 shares of its common stock in exchange for all of the outstanding common stock of TPN based on a conversion ratio of 345 shares of the Company's common stock for each share of TPN common stock. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Net revenues and net income applicable to common stockholders reported by the individual companies prior to the merger were as follows:

                                                                         Nine Months
                                                                            Ended
                                                                        September 30,   Year Ended December 31,
                                                                                        -----------------------
                                                                            1998           1997         1996
                                                                        ------------    ----------    ---------
                                                                         (Unaudited)
                 Net revenues:
                      Company.......................................     $   94,003     $  92,468     $  59,208
                      TPN...........................................         23,497        40,936        26,426
                                                                         ----------     ---------     ---------
                   Combined.........................................        117,500       133,404        85,634
                                                                         ==========     =========     =========


                 Net income applicable to common stockholders:
                      Company.......................................         19,978        18,777        12,455
                      TPN...........................................         (1,690)       (1,267)       (2,207)
                                                                          ---------     ---------     ---------
                   Combined.........................................      $  18,288     $  17,510     $  10,248
                                                                          =========     =========     =========


         The Company completed its acquisition of UFL on December 30, 1998. UFL, based in Duncan, Oklahoma, was a subsidiary of Pioneer Financial Services, Inc. ("Pioneer"), which is a subsidiary of the Conseco group of companies. The Company paid $20.7 million in cash to Pioneer in exchange for all of the outstanding capital stock of UFL. As a part of the transaction, Pioneer Life Insurance Company, a wholly-owned subsidiary of Pioneer, entered into a 100% coinsurance agreement with UFL assuming all of the assets and liabilities relating to UFL's Medicare supplement and health care business written by UFL. UFL will retain its existing life insurance business (1998 premiums were approximately $1.0 million) and will continue to provide claims processing for the coinsured Medicare supplement and health care policies and receive full cost reimbursement for such services.

         Assets and liabilities remaining in UFL at December 31, 1998 include $28.0 million in cash and investments, $835,000 relating to real estate, computer systems and furniture and fixtures (occupied and utilized by UFL) and $15.0 million of receivables generated in the ordinary course of business
including  a  coinsurance  receivable  of  $12.5  million.   December  31,  1998
liabilities of UFL remaining after the transaction include life insurance reserves of $8.7 million, accident and health reserves of $12.5 million and other ordinary course of business accrued liabilities of $2.3 million and deferred income taxes of $467,000. The transaction is not expected to have a material effect on the Company's operating results in the near term. This acquisition was accounted for by the purchase method of accounting for business combinations. The assets acquired and the liabilities assumed were recorded at fair value, which approximated their historical carrying amounts, and excess cost representing the consideration paid in excess of identifiable net assets of $770,000 was recorded as goodwill. The accompanying consolidated statements of income do not include any revenues or expenses related to this acquisition prior to the closing date. Following are the Company's pro forma results for 1998 and 1997 including UFL's life insurance business assuming the acquisition occurred on January 1, 1997:

                                                         Year Ended December 31,
                                                         -----------------------
                                                            1998          1997
                                                         ----------    ---------
     Net revenues:
          As reported................................     $ 160,453    $ 133,404
          Pro forma..................................       162,507      135,307

     Net income applicable to common stockholders:
          As reported................................     $  30,200    $  17,510
          Pro forma..................................        31,026       18,132

     Basic earnings per common share:
          As reported................................     $    1.29    $     .76
          Pro forma..................................          1.32          .78

     Diluted earnings per common share:
          As reported................................     $    1.26    $     .74
          Pro forma..................................          1.30          .77


Note 3 - Investment Securities

         A summary of the amortized cost, unrealized gains and losses and fair values of investment securities at December 31, 1998 and 1997 follows:

                                                                        December 31, 1998
                                                         -----------------------------------------------
                                                         Amortized       Gross    Unrealized      Fair
Available-for-Sale                                        Cost           Gains       Losses       Value
------------------                                       ----------    --------- ------------  ---------
U.S. Government obligations........................      $   6,155      $    15     $   (69)    $  6,101
Corporate obligations..............................         29,809           60         (16)      29,853
Obligations of state and political subdivisions....          2,218            8         (22)       2,204
                                                         ---------      -------     -------     --------
Total..............................................      $  38,182      $    83     $  (107)    $ 38,158
                                                         =========      =======     =======     ========


                                                                        December 31, 1997
                                                         -----------------------------------------------
                                                         Amortized       Gross    Unrealized      Fair
Held-to-Maturity                                          Cost           Gains       Losses       Value
----------------                                         ----------    --------- ------------  ---------
U.S. Government obligations........................      $   3,200      $     3     $     -     $  3,203
Obligations of state and political subdivisions....            300            -           -          300
                                                         ---------      -------     -------     --------
Total..............................................      $   3,500      $     3     $     -     $  3,503
                                                         =========      =======     =======     ========


         A comparison of the amortized cost and fair value of the Company's available-for-sale investment securities at December 31, 1998 by maturity date follows:

                                                      Amortized
                                                         Cost       Fair Value
         One year or less.........................     $   6,198     $   6,195
         Two years through five years.............        22,961        22,940
         Five years through ten years.............         6,001         6,001
         More than ten years......................         3,022         3,022
                                                       ---------     ---------
         Total....................................     $  38,182     $  38,158
                                                       =========     =========



         The Company's investment securities are included in the accompanying consolidated balance sheets at December 31, 1998 and 1997 as follows.

                                                               December 31,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
    Held-to-maturity investments-current portion.......  $      -     $  1,875
    Available-for-sale investments-current portion.....       801            -
    Held-to-maturity investments.......................         -          650
    Available-for-sale investments.....................    36,207            -
    Investments pledged................................     1,150          975
                                                         --------     --------
    Total..............................................  $ 38,158     $  3,500
                                                         ========     ========

         Remaining amounts included in these balance sheet captions represent certificates of deposit.

         The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The Company has investments pledged to state regulatory agencies as follows:
                                                                December 31,
                                                         ---------------------
                                                            1998        1997
                                                         ---------   ---------
    Certificates of deposit............................  $  1,772     $  1,797
    Obligation of state and political subdivisions.....       100          300
    U. S. Government obligations.......................     1,050          675
                                                         --------     --------
    Total                                                $  2,922     $  2,772
                                                         ========     ========

Note 4 - Inventories

         Inventory consists of the following:
                                                               December 31,
                                                        ----------------------
                                                           1998         1997
                                                        ---------    ---------
    Personal  and home care,  and  personal
       development inventory........................    $    958     $    937
    Jewelry inventory...............................         952          662
    Sales and promotional materials.................         678          677
    Less: Inventory reserve.........................           -         (160)
                                                        --------     --------
    Total inventory                                     $  2,588     $  2,116
                                                        ========     ========

Note 5 - Property and Equipment

         Property and equipment is comprised of the following:
                                               Estimated       December 31,
                                                             ----------------
                                              Useful Life     1998      1997
                                              ------------   -------   ------
    Equipment, furniture and fixtures........  3-10 years    $11,442  $ 7,874
    Computer software........................     5 years      3,258    2,809
    Building and improvements................    20 years      4,026    1,918
    Automotive...............................     3 years        231      231
    Land.....................................                    110      110
                                                             -------  -------
                                                              19,067   12,942
    Accumulated depreciation.................                (11,389)  (7,716)
                                                             -------  -------
    Property and equipment, net..............                $ 7,678  $ 5,226
                                                             =======  =======

         The net carrying value of capitalized leased assets was $1.0 million and $531,000, at December 31, 1998 and 1997, respectively.

Note 6 - Income Taxes

         The provision for income taxes consists of the following:

                                                    Year Ended December 31,
                                               -------------------------------
                                                 1998        1997       1996
                                               --------    --------   --------
    Current..................................  $      -    $     88   $      -
    Deferred.................................    11,122      12,293      5,857
                                               --------    --------   --------
    Total provision for income taxes.........  $ 11,122    $ 12,381   $  5,857
                                               ========    ========   ========


         A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------   --------   --------
    Statutory Federal income tax rate........      34.0%      34.0%      34.0%
    Change in valuation allowance............      (8.2)       6.4        2.9
    Tax exempt interest......................       (.1)       (.2)       (.2)
    State income taxes and other.............       1.2        1.2        (.4)
                                                --------   --------   --------
    Effective income tax rate................      26.9%      41.4%      36.3%
                                                ========   ========   ========

         Deferred tax liabilities and assets at December 31, 1998 and 1997 are comprised of the following:


                                                           December 31,
                                                      ---------------------
                                                         1998        1997
                                                      ---------   ---------
    Deferred tax liabilities:
    Commissions advanced.........................     $ 28,650    $ 18,784
    Unrealized investment gains (net)............          467           -
    Depreciation.................................          224           -
                                                      --------    --------
       Total deferred tax liabilities............       29,341      18,784
                                                      --------    --------

    Deferred tax assets:
    Expenses not yet deducted for tax purposes...          449         445
    Depreciation.................................            -          14
    Net operating loss carryforward..............        1,053       5,099
    Pre-merger net operating loss carryforward...        1,980           -
    General Business Credit carryforward.........          325         325
    AMT Credit carryforward......................          366         366
                                                      --------    --------
       Total deferred tax assets.................        4,173       6,249
    Valuation allowance for deferred tax assets..       (1,980)     (3,936)
                                                      --------    --------
       Total net deferred tax assets.............        2,193       2,313
                                                      --------    --------
    Net deferred liability.......................     $(27,148)   $(16,471)
                                                      ========    ========


         At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") for Federal regular and alternative minimum tax purposes of approximately $3.0 million and $2.6 million, respectively, expiring in 2011 and 2012. In addition, the Company had general business and rehabilitation tax credit carryforwards of approximately $307,000 expiring primarily in 1999 to 2001, and an alternative minimum tax ("AMT") credit carryforward of $366,000 that does not expire. No valuation allowance has been established for these deferred tax assets as the Company believes it is more likely than not that the tax benefits of such deferred tax assets will be realized. The Company generated taxable income for the year ended December 31, 1998 of $11.5 million and utilized NOLs originally generated in 1986 through 1995 in their entirety and $2.3 million of the $2.8 million NOL originally generated in 1996. Tax expense for 1998 was reduced during the fourth quarter of 1998 through a reduction in a previously established valuation allowance to reflect this utilization of NOLs, not including those attributable to pre-merger activity of TPN. The Company has NOLs in the amount of $5.7 million representing the NOLs of TPN as of the merger date. A valuation allowance has been established for these NOLs as the Company does not believe it is more likely than not that the tax benefits of these carryforwards will be realized due to utilization restrictions imposed by the Internal Revenue Code.

         The exercise of stock options which have been granted under the Company's various stock option plans give rise to compensation which is includable in the taxable income of the option grantee and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options, and in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are recorded in capital in excess of par value.

Note 7 - Stockholders' Equity

         Each share of $3.00 Cumulative Convertible Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $3 per share, payable quarterly, is convertible into 2.5 shares of Common Stock and is redeemable at the option of the Company at $25 per share. The $3.00 Cumulative Convertible Preferred Stock had a liquidation value of $55,000 at December 31, 1998. During 1997 and 1996, $3.00 Cumulative Convertible Preferred Stock consisting of 1,714 and 40 shares was converted into 4,385 shares of Common Stock. No shares were converted during 1998.

         Each share of the Special Preferred Stock is entitled to a non-cumulative annual dividend of $1.00 per share, is convertible into 3.5 shares of Common Stock and is redeemable at the option of the Company at $13.34 per share, plus all accumulated and unpaid dividends. The Special Preferred Stock had a liquidation value of $240,227 at December 31, 1998. During 1998, 1997 and 1996, Special Preferred Stock consisting of 4,766, 9,767 and 12,812 shares, respectively, were converted into 95,708 shares of Common Stock.

         The Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits. At December 31, 1998, PPLCI did not have funds available for payment of dividends without the approval of the Oklahoma Insurance Commissioner.

Note 8 - Related Party Transactions

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

         Agency's financial position and results of operations are included in the Company's financial statements on a combined basis. Agency earned commissions, net of amounts paid directly to its agents by the underwriter, during 1998, 1997 and 1996 of $119,000, $110,000 and $130,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had a net loss for the years ended December 31, 1998 and 1997 of $10,694 and $12,500, respectively, and net income for the year ended December 31, 1996 of $6,700 after incurring commissions earned by the Chairman of $47,000, $50,000 and $49,000 respectively, and annual management fees paid to the Company of $36,000 for 1998 and $72,000 for 1997 and 1996.

         The Chairman and his wife own Stonecipher Aviation LLC ("SA"). The Company has agreed to reimburse SA for certain expenses pertaining to trips made by Company personnel for Company business purposes using aircraft owned by SA. Such reimbursement represents the pro rata portion of direct operating expenses, such as fuel, maintenance, pilot fees and landing fees, incurred in connection with such aircraft based on the relative number of flights taken for Company business purposes versus the number of other flights during the applicable period. No reimbursement is made for depreciation, capital expenditures or improvements relating to such aircraft. During 1998 and 1997, the Company paid $279,000 and $192,000, respectively, to SA as reimbursement for such transportation expenses.

         An executive officer (President) and director of the Company has loans from the Company made in December 1992, December 1996 and October 1998. The largest aggregate balance of these loans during the year ended December 31, 1998 was $504,000. The outstanding balance of these loans as of December 31, 1998 was $501,737. These loans bear annual interest at the rate of 3% in excess of the prime rate, adjusted on January 1 of each year, and are secured by commissions due from the Company. This individual also owns interests ranging from 10% to 67% in corporations or partnerships not affiliated with the Company but engaged in the marketing of the Company's Memberships and which earn commissions from sales of Memberships. These entities earned commissions, net of amounts passed through as commissions to their sales agents, during 1998, 1997 and 1996 of $39,000, $49,000 and $54,000, respectively.

Note 9 - Leases

         At December 31, 1998, the Company was committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $468,000, $379,000 and $363,000 in 1998, 1997 and 1996, respectively. Minimum rentals for operating and capital leases in succeeding years ending December 31 are:
                                                        Capital      Operating
                         Year                            Leases        Leases
                         ----                          ---------    -----------
                         1999                          $    521       $    62
                         2000                               407            10
                         2001                               247             1
                                                       --------       -------
                                 Total                    1,175       $    73
                                                                      =======
    Less: Amount representing interest................       29
                                                       --------
    Present value of net minimum capital lease
       payments.......................................    1,146
                                                       --------
    Less: Current installments of obligations under
       capital leases.................................      487
                                                       --------
    Obligations under capital leases, net of current
       installments ..................................  $   659
                                                       ========

Note 10 - Commitments and Contingencies

         During February 1999, a suit was filed against the Company by a building owner seeking to recover unspecified damages and attorneys' fees for an alleged breach of a lease agreement between the owner and TPN. Management has indicated its plans to vigorously contest this suit and believes that any loss resulting from the suit would not have a material impact on the Company's financial position, results of operations or cash flows in future years.

         The Company is a named defendant in certain other lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Note 11 - Stock Options and Purchase Plan

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

         A summary of the status of the Company's Plan as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                 1998                     1997                     1996
                                          ---------------------   ----------------------   ----------------------
                                                     Weighted                Weighted                  Weighted
                                                     Average                 Average                   Average
                                                     Exercise                Exercise                  Exercise
                                          Shares       Price       Shares      Price        Shares       Price
                                          --------  -----------   ---------  -----------   --------  -------------

Outstanding at beginning of year.....     300,000      $  12.39    410,000     $   6.78    405,000        $  5.40
Granted..............................     247,500         35.65    185,000        14.49     45,000          13.50
Exercised............................     (60,000)         9.55   (285,000)        5.55    (40,000)           .38
Terminated...........................           -             -    (10,000)       16.00          -              -
                                          -------      --------   --------     --------    -------        -------
Outstanding at end of year...........     487,500      $  24.55    300,000     $  12.39    410,000        $  6.78
                                          =======      ========    =======     ========    =======        =======
Options exercisable at year end......     472,500      $  24.26    290,000     $  12.27    385,000        $  6.18
                                          =======      ========    =======     ========    =======        =======



         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1998 issued pursuant to the Plan:

                                                 Weighted Average
                                                     Remaining        Weighted Average
                           Number Outstanding    Contractual Life       Exercise Price
                           -------------------  -------------------  -------------------

 Range of Exercise Prices
       $8.13 - $10.38            65,000                2.01                $  9.34
      $14.25 - $25.56           195,000                3.20                  15.63
      $33.75 - $43.13           227,500                3.88                  36.54
                              -----------            --------             ---------
                                487,500                3.36                $ 24.55
                              ===========            ========             =========



         The Company, effective July 3, 1995, December 14, 1995 and July 22, 1997 adopted stock option plans for its marketing associates whereby the associates could earn stock options based upon their production and recruiting efforts. These options were issued to qualifying associates at each month end from July 1995 through March 1996 and for the month of July 1997 based on the month's production and recruiting results. The options granted December 14, 1995 were issued to qualifying associates achieving a specified level within the Company's marketing structure. The exercise price is equal to the closing stock price on the last trading day of each respective month for all grants from July 1995 through March 1996, the exercise price for December 1995 grants was equal to the closing stock price on such date and the exercise price for the July 1997 grants was $27.00 (which exceeded market). The options granted from July 1995 through March 1996 expired pursuant to their terms on July 31, 1997 and the options granted for production during July 1997 expired pursuant to their terms on July 31, 1998. The options granted December 14, 1995 expire on December 14, 2000. Activity related to these plans is as follows:


                                                 1998                     1997                     1996
                                          ----------------------   ---------------------   ----------------------
                                                     Weighted                Weighted                  Weighted
                                                     Average                 Average                   Average
                                                     Exercise                Exercise                  Exercise
                                           Shares      Price        Shares     Price        Shares       Price
                                          --------- ------------   --------- -----------   ---------- -----------
Outstanding at beginning of year........   101,350     $  26.54     350,092    $  10.00     298,225      $   8.02
Granted.................................         -         -        100,000       27.00     177,133         12.50
Exercised...............................   (30,650)       27.00    (135,125)      10.26     (70,516)         8.95
Terminated..............................   (68,200)       27.00    (213,617)      10.01     (54,750)         8.63
                                          --------     --------    --------    --------     -------      --------
Outstanding at end of year..............     2,500     $   8.25     101,350    $  26.54     350,092      $  10.00
                                          ========     ========     =======    ========     =======      ========
Options exercisable at year end.........     2,500     $   8.25     101,350    $  26.54     350,092      $  10.00
                                          ========     ========     =======    ========     =======      ========



         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1998 issued to marketing associates:

                                                         Weighted Average
                                                             Remaining             Weighted Average
 Range of Exercise Prices       Number Outstanding        Contractual Life           Exercise Price
 -------------------------     --------------------     --------------------     --------------------
           $8.25                       2,500                     1.96                  $   8.25
                               ====================     ====================     ====================

         In addition to those options issued pursuant to the Plan and those options issued to non-employee marketing associates in the two preceding tables, the Company has other options outstanding. All grants during 1998, 1997 and 1996 were made to Regional Vice Presidents ("RVP") (marketing employees) of the Company and marketing consultants. The exercise price is equal to the closing stock price on the day the RVP was appointed by the Company or the date the options were granted to the marketing consultant. A summary of the status of such options as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:


                                                 1998                     1997                     1996
                                         -----------------------  ----------------------  ------------------------
                                                     Weighted                Weighted                  Weighted
                                                     Average                 Average                   Average
                                                     Exercise                Exercise                  Exercise
                                          Shares       Price       Shares      Price        Shares       Price
                                         -----------------------  ----------------------  ------------------------
Outstanding at beginning of year.....     406,750      $  17.53    337,050     $   5.92   1,029,656     $  1.47
Granted..............................     470,000         30.15    300,000        17.85      92,000       19.00
Exercised............................     (60,050)        13.59   (230,300)         .96    (784,606)       1.62
Terminated...........................           -             -          -            -           -           -
                                          -------      --------   --------     --------   ---------     -------
Outstanding at end of year...........     816,700      $  25.08    406,750     $  17.53     337,050     $  5.92
                                          =======      ========    =======     ========     =======     =======
Options exercisable at year end......     364,700      $  25.07     42,750     $  13.04     245,050     $  1.00
                                          =======      ========     ======     ========     =======     =======





         The following table summarizes information about stock options other than those included in the Plan or issued to marketing associates outstanding at December 31, 1998:

                                                           Weighted Average
                                                              Remaining             Weighted Average
 Range of Exercise Prices      Number Outstanding         Contractual Life           Exercise Price
 -------------------------   ----------------------    ----------------------   ----------------------
      $14.00 - $19.00               346,700                   4.74                    $  16.34
      $23.38 - $31.94               310,000                   4.65                       27.30
      $34.19 - $43.13               160,000                   4.79                       39.71
                             ----------------------    ----------------------   ----------------------
                                    816,700                   4.71                    $  25.08
                             ======================    ======================   ======================

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 and related interpretations for its employee compensation arrangements, and disclose the pro forma effects of applying SFAS 123. Had compensation cost for the Company's employee related stock option plans, including options granted to RVPs, been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net income and earnings per share for 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                  1998        1997        1996
                                                --------    --------    --------
  Net income applicable to common stockholders:
    As reported................................ $ 30,200    $ 17,510    $ 10,248
    Pro forma..................................   21,671      16,387      10,020

  Basic earnings per common share:
    As reported................................ $   1.29    $    .76    $    .46
    Pro forma..................................      .92         .71         .45

  Diluted earnings per common share:
    As reported................................ $   1.26    $    .74    $    .44
    Pro forma..................................      .91         .70         .43


         The estimated fair value of options granted to employees, including RVPs, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free interest rate of 5.00% for 1998 and 1997 and 6.00% for 1996; expected life of 3-7 years; and expected volatility ranging from 30% to 64%.

         In accordance with SFAS 123, the Company recorded compensation expense related to the issuance of stock options to non-employee marketing associates of $100,000 and $318,000 during 1997 and 1996, respectively. The weighted average fair value of options granted that met the minimum exercise criteria during 1997 was $1.07 per share. The fair value of each stock option grant to marketing associates was measured on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used: no dividend yield; risk-free interest rate of 5.00% and 6.00% for 1997 and 1996, respectively; expected life of 1 year; and expected volatility ranging from 30% to 49%.

         During 1988, the Company adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company common stock. The Company, at its option, may make matching contributions to the plan, and recorded expense during 1998, 1997 and 1996 of $58,027, $55,785 and $46,176 based on contributions of Company stock of 1,900 shares, 3,000 shares and 5,100 shares, respectively.


Note 12 - Earnings Per Share

         Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the year.

         Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The $3.00 Cumulative Convertible Preferred stock is considered to be a dilutive common stock equivalent in 1998 but would be anti-dilutive, and therefore not considered in 1997 or 1996. The Special Preferred Stock is considered to be a dilutive common stock equivalent for all periods and the number of shares issuable on conversion of the $3.00 Cumulative Convertible Preferred stock and the Special Preferred Stock is added to the weighted average number of common shares. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.


                                                                          Year Ended December 31,
                                                                    ------------------------------------
                                                                       1998         1997          1996
                                                                    ---------    ---------    ----------
Basic Earnings Per Share:
Earnings:
Net income applicable to common stockholders....................... $  30,200    $  17,510    $  10,248
                                                                    =========    =========    =========

Shares:
Weighted average shares outstanding................................    23,456       23,127       22,332
                                                                    =========    =========    =========
Basic earnings per common share.................................... $    1.29    $     .76    $     .46
                                                                    =========    =========    =========

Diluted Earnings Per Share:

Earnings:
Net income applicable to common stockholders....................... $  30,200    $  17,510    $  10,248
Add:    Dividends on assumed conversion of preferred stock.........        10            -            -
                                                                    ---------    ---------    ---------
Income available to common stockholders and assumed conversions.... $  30,210    $  17,510    $  10,248
                                                                    =========    =========    =========

Shares:
Weighted average shares outstanding................................    23,456       23,127       22,332
Assumed conversion of preferred stock..............................        81          109          142
Assumed exercise of options........................................       369          339          845
                                                                    ---------    ---------    ---------
Weighted average number of shares, as adjusted.....................    23,906       23,575       23,319
                                                                    =========    =========    =========
Diluted earnings per common share.................................. $    1.26    $     .74    $     .44
                                                                    =========    =========    =========


Note 13 - Selected Quarterly Financial Data (Unaudited)

         Following is a summary of the unaudited interim results of operations for the years ended December 31, 1998 and 1997. As a result of the 1998 fourth quarter acquisition of TPN that was accounted for as a pooling of interests, the 1998 and 1997 periods have been restated to include the operating results of TPN.


                                               Selected Quarterly Data
                                       (In thousands, except per share amounts)
                                        Income before      Net       Basic earnings per    Diluted earnings per
                            Revenues     income taxes     Income         common share           common share
                           ---------- ---------------- ----------- ---------------------- ---------------------
    1998
    ----
   First quarter.........    $37,877        $7,895        $5,266            $.22                   $.22
   Second quarter........     39,814         9,771         6,419             .27                    .27
   Third quarter.........     39,809        10,898         6,610             .28                    .28
   Fourth quarter........     42,953        12,768        11,915             .51                    .50


   1997
   ----
   First quarter.........    $27,506        $6,837        $4,582            $.20                   $.20
   Second quarter........     31,732         7,489         5,020             .21                    .21
   Third quarter.........     36,442         8,761         5,905             .25                    .25
   Fourth quarter........     37,724         6,817         2,016             .09                    .08

         The Company had taxable income for 1998 and the Company's tax expense for 1998 was reduced in the fourth quarter to reflect management's current estimate of the utilization of certain NOLs for which a valuation allowance had been previously established. Due to this reduction in tax expense, fourth quarter earnings were increased $3.5 million, or 15 cents per diluted share. Additionally, the fourth quarter of 1997 contained an adjustment related to TPN's deferred tax assets that resulted in additional tax expense of $1.9 million, or 8 cents per diluted share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         ---------------------

None.

                                    PART III

In accordance with the provisions of General Instruction G (3), information required by Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 1999.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)      The following documents are filed as part of this report:

(1)             Financial  Statements:   See  Index  to  Consolidated  Financial
                Statements and Consolidated Financial Statement Schedule set forth in this report.
(2)             Financial   Statement   Schedule:   See  Index  to  Consolidated
                Financial Statements and Consolidated Financial Statement Schedule set forth in this report.
(3) Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.

(b) Reports on Form 8-K: On October 14, 1998 the Company filed a Current Report on Form 8-K pertaining to the acquisition of TPN, Inc. pursuant to Item 2. Exhibits to the Form 8-K included the Agreement and Plan of Reorganization dated as of September 23, 1998 between the Company and TPN and two press releases, one dated September 24, 1998 and the other dated October 5, 1998, pertaining to the acquisition.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PRE-PAID LEGAL SERVICES, INC.

Date: March 9, 1999                             By:  /s/ RANDY HARP
                                                --------------------------------
                                                Randy Harp
                                                Chief Financial Officer and
                                                Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                            Position                    Date

/s/ HARLAND C. STONECIPHER       Chairman of the Board           March 9, 1999
---------------------------      of Directors
Harland C. Stonecipher           (Principal Executive Officer)


/s/ WILBURN L. SMITH             President and Director          March 9, 1999
---------------------------
Wilburn L. Smith


/s/ KATHLEEN S. PINSON           Vice President, Controller      March 9, 1999
---------------------------      and Director,
Kathleen S. Pinson               (Principal Accounting Officer)


/s/ RANDY HARP                   Chief Operating Officer,        March 9, 1999
---------------------------      Chief  Financial
Randy Harp                       Officer and Director
                                 (Principal Financial Officer)


/s/ PETER K. GRUNEBAUM           Director                        March 9, 1999
---------------------------
Peter K. Grunebaum


/s/ SHIRLEY A. STONECIPHER        Director                       March 9, 1999
---------------------------
Shirley A. Stonecipher


/s/ JOHN W. HAIL                 Director                        March 9, 1999
---------------------------
John W. Hail


/s/ DAVID A. SAVULA             Director                         March 9, 1999
---------------------------
David A. Savula


/s/ MARTIN H. BELSKY            Director                         March 9, 1999
---------------------------
Martin H. Belsky


                                   SCHEDULE II
                          PRE-PAID LEGAL SERVICES, INC.
                 Consolidated Valuation And Qualifying Accounts
            For the Three Years in the period ended December 31, 1998
                               (Amounts in 000's)


                                                                            Additions
                                                             Balance at     Charged to                     Balance at
                                                             Beginning       Cost and                        End of
                            Description                       of Year        Expenses       Deductions        Year
--------------------------------------------------------    ------------    -----------     ----------     ----------
Year Ended December 31, 1998:
-----------------------------
   Allowance for unrecoverable commission advances -
   (non-current)........................................     $   3,744       $     250       $       -      $   3,994
                                                             =========       =========       =========      =========

   Allowance for doubtful receivables...................     $     213       $       -       $       -      $     213
                                                             =========       =========       =========      =========

   Inventory valuation reserve..........................     $     160       $       -       $     160      $       -
                                                             =========       =========       =========      =========

Year Ended December 31, 1997:
-----------------------------
   Allowance for unrecoverable commission advances -
   (non-current)........................................     $   3,444       $     300       $       -      $   3,744
                                                             =========       =========       =========      =========


   Allowance for doubtful receivables...................     $     109       $     104       $       -      $     213
                                                             =========       =========       =========      =========

   Inventory valuation reserve..........................     $      84       $      76       $       -      $     160
                                                             =========       =========       =========      =========

Year Ended December 31, 1996:
-----------------------------
   Allowance for unrecoverable commission advances -
   (non-current)........................................     $   2,669       $     775       $       -      $   3,444
                                                             =========       =========       =========      =========

   Allowance for doubtful receivables...................     $       -       $     109       $       -      $     109
                                                             =========       =========       =========      =========

   Inventory valuation reserve..........................     $       -       $      84       $       -      $      84
                                                             =========       =========       =========      =========


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

*10.6 Stock Option Plan, as amended and restated effective December 12, 1995 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

*10.7 Demand Note of Wilburn L. Smith and Carol Smith dated December 11, 1992 in favor of the Company (Incorporated by reference to Exhibit 10.15 of the Company's Form SB-2 filed February 8, 1994)

*10.8 Demand Note of Wilburn L. Smith and Carol Smith dated December 31, 1996 in favor of the Company (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-K filed for the year ending December 31, 1997)

*10.9 Security Agreement between the Company, Wilburn L. Smith and Carol Smith dated December 11, 1992 (Incorporated by reference to Exhibit 10.16 of the Company's Form SB-2 filed February 8,
                1994)

*10.10 Letter Agreements dated July 8, 1993 and March 7, 1994 between the Company and Wilburn L. Smith (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB filed for the year ending December 31, 1993)

10.11 Agreement and Plan of Reorganization dated as of September 23, 1998 between the Company and TPN, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated October 2, 1998)

10.12 Stock Purchase Agreement dated as of October 5, 1998 between the Company and Pioneer Financial Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 30, 1998)

*10.13 Demand Note of Wilburn L. Smith dated October 8, 1998 in favor of the Company

*10.14          Stock option agreement with David A. Savula dated February 6,
                1998

*10.15          Stock option  agreement with David A. Savula dated July 2, 1998

*10.16          Stock option  agreement with David A. Savula dated July 2, 1998

21.1            List of Subsidiaries of the Company

23.1            Consent of Deloitte & Touche LLP

23.2            Consent of Arthur Andersen LLP

23.3            Consent of Ernst & Young LLP

27.1            Financial Data Schedule

--------------------
*  .......Constitutes  a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.