Form 10-Q
period 1999-03-31
PRE PAID LEGAL SERVICES INC
filed 1999-05-13
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                       or

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
           Yes    X        No ____


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999:

       Common Stock             $.01 par value           23,423,576

                                    CONTENTS

Page


Number

Part I.  Financial Statements

Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and
 December 31, 1998 Consolidated Statements of Income (Unaudited) for the 3 months ended March 31, 1999 and 1998

Consolidated Statements of Comprehensive Income (Unaudited) for the 3 months ended March 31, 1999 and 1998

Consolidated Statements of Cash Flows (Unaudited) for the 3 months ended
 March 31, 1999 and 1998

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders (Voting Results)

Item 6.  Exhibits and Reports on Form 8-K


FORWARD - LOOKING STATEMENTS
----------------------------

          All statements in this report concerning the Company, other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of March 31, 1999 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Memberships, Membership persistency, regulation and competition risks and the risk relating to the continued active participation of its principal executive officer, Harland C. Stonecipher. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.


ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT
-------------------------------------------

         The consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 31, 1998.

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

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS

                                                         March 31,  December 31,
                                                         -----------------------
                                                             1999        1998
                                                           --------    --------
                                                         (Unaudited)

 Current assets:
   Cash and cash equivalents............................... $ 11,923  $  8,604
   Available-for-sale investments, at fair value...........    2,068     2,368
   Accrued Membership income...............................    3,390     3,595
   Inventories.............................................    2,343     2,588
   Prepaid product commissions.............................    1,278     1,384
   Amount due from coinsurer...............................   13,308    12,498
   Membership commission advances - current portion........   24,017    21,224
                                                            --------  --------
     Total current assets..................................   58,327    52,261
 Available-for-sale investments, at fair value.............   35,056    36,207
 Investments pledged.......................................    4,722     2,922
 Membership commission advances, net.......................   65,195    60,661
 Property and equipment, net...............................    7,373     7,678
 Production costs, net.....................................      789     1,373
 Other.....................................................    8,510     6,801
                                                            --------  --------
     Total assets.......................................... $179,972  $167,903
                                                            ========  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Membership benefits..................................... $  4,146  $  3,808
   Deferred product sales revenue..........................    3,632     3,932
   Accident and health reserves............................   13,308    12,498
   Life insurance reserves.................................      957       970
   Current portion of capital lease obligation.............      473       487
   Accounts payable and accrued expenses...................    5,253     9,386
                                                            --------  --------
     Total current liabilities.............................   27,769    31,081
 Deferred income taxes.....................................   31,757    27,148
 Life insurance reserves...................................    7,626     7,711
 Capital lease obligation, net of current portion..........      591       659
                                                            --------  --------
     Total liabilities.....................................   67,743    66,599
                                                            --------  --------
 Stockholders' equity:
   Preferred stock, $1 par value; authorized 400 shares;
    3 issued and outstanding as follows:
    $3.00 Cumulative Convertible Preferred Stock, 3 shares
    authorized, issued and outstanding at March 31, 1999
    and December 31, 1998; liquidation value of $55........        3         3
   Special preferred stock, $1 par value; authorized
    500 shares, issued and outstanding in one series
    designated as follows:
     $1.00 Non-Cumulative Special Preferred Stock,
     18 shares authorized, issued and outstanding at
     March 31, 1999 and December 31, 1998; liquidation
     value of $240.........................................       18        18
   Common stock, $.01 par value; 100,000 shares authorized;
     24,452 and 24,321 issued at March 31, 1999 and
     December 31, 1998.....................................      245       243
   Capital in excess of par value..........................   57,421    55,241
   Retained earnings.......................................   58,308    49,528
   Accumulated other comprehensive income:
    Unrealized gains (losses) on investments...............      (61)      (24)

 Less: Treasury stock at cost; 797 shares held.............   (3,705)   (3,705)
                                                            --------  --------
    Total stockholders' equity.............................  112,229   101,304
                                                            --------  --------
     Total liabilities and stockholders' equity............ $179,972  $167,903
                                                            ========  ========


  The accompanying notes are an integral part of these financial statements.

                       PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in 000's, except per share amounts)
                                 (Unaudited)




                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
                                                      1999        1998
                                                   ---------   ---------
 Revenues:
   Membership premiums..........................   $ 33,767    $ 23,953
   Product sales................................      2,054       9,073
   Associate services...........................      5,410       3,731
   Interest income..............................        936         508
   Other........................................      2,416         612
                                                   --------    --------
                                                     44,583      37,877
                                                   --------    --------
 Costs and expenses:
   Membership benefits..........................     11,029       7,979
   Product costs................................      1,261       6,152
  Commissions...................................      7,835       5,097
  General and administrative....................      4,088       6,190
  Associate services and direct marketing.......      3,491       3,676
  Depreciation..................................      1,271         523
   Premium taxes................................        339         365
  Other.........................................      1,844           -
                                                   --------    --------
                                                     31,158      29,982
                                                   --------    --------

 Income before income taxes.....................     13,425       7,895
 Provision for income taxes.....................      4,643       2,629
                                                   --------    --------
 Net Income.....................................      8,782       5,266
 Less dividends on preferred shares.............          2           2
                                                   --------    --------
 Net income applicable to common stockholders...   $  8,780    $  5,264
                                                   ========    ========

 Basic earnings per common share................   $    .37    $    .22
                                                   ========    ========
 Diluted earnings per common share..............   $    .37    $    .22
                                                   ========    ========






  The accompanying notes are an integral part of these financial statements.

                        PRE-PAID LEGAL SERVICES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Amounts in 000's)
                                 (Unaudited)



                                                   Three Months Ended
                                                         March 31,
                                                   ------------------
                                                     1999       1998
                                                   -------    -------
       Net income................................  $ 8,782    $ 5,266
                                                   -------    -------

       Other comprehensive income (loss):
        Unrealized gains (losses) on
        investments:
          Unrealized holding gains (losses)
          arising during period..................      (37)         -
                                                   -------    -------
       Other comprehensive income................      (37)         -
                                                   -------    -------
      Comprehensive income.......................  $ 8,721    $ 5,266
                                                   =======    =======








  The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)



                                                     Three Months Ended
                                                           March 31,
                                                    --------------------
                                                      1999       1998
                                                    --------   ---------
Cash flows from operating activities:

Net income.......................................   $ 8,782     $5,266
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for deferred income taxes............     4,643      2,629
  Depreciation and amortization..................     1,271        826
  Decrease (increase) in accrued membership
  income.........................................       205       (215)
  Increase in Membership commission advances.....    (7,327)    (5,954)
  Increase in other assets.......................    (1,709)      (336)
  Decrease (increase) in inventories.............       245     (1,165)
  Decrease (increase) in prepaid product
    commissions..................................       106        (22)
  Increase in amount due from coinsurer..........      (810)         -
  Increase in accident and health reserves.......       810          -
  Decrease in life insurance reserves............       (98)         -
  Decrease in deferred product revenue...........      (300)       (88)
  Increase in Membership benefits................       338        281
  Decrease in accounts payable and accrued
   expenses......................................    (4,133)    (1,279)
                                                    -------    -------
    Net cash provided by (used in) operating
     activities..................................     2,023        (57)
                                                    -------    -------

Cash flows from investing activities:

  Additions to property and equipment and
  production costs, net..........................      (382)    (1,705)
  Purchases of investments - Available-for-sale..      (420)    (4,350)
  Maturities of investments - Available-for-sale.         -        400
                                                    -------    -------
    Net cash used in investing activities........      (812)    (5,655)
                                                    -------    -------


Cash flows from financing activities:

  Proceeds from sale of common stock.............     2,182       306
  Dividends paid on preferred stock..............        (2)       (2)
  (Decrease) increase in capital lease
  obligations....................................       (82)      268
                                                    -------   -------
    Net cash provided by financing activities....     2,098       572
                                                    -------   -------


Net increase (decrease) in cash .................     3,319    (5,140)

Cash and cash equivalents at beginning of period.     8,604    27,722
                                                    -------   -------
Cash and cash equivalents at end of period.......   $11,923   $22,582
                                                    =======   =======


Supplemental disclosure of cash flow
  information:

  Cash paid for interest.........................   $     4   $     7
                                                    =======   =======


  The accompanying notes are an integral part of these financial statements. financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The consolidated balance sheets as of March 31, 1999, and the related statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. As a result of the 1998 fourth quarter acquisition of TPN, Inc. ("TPN") that was accounted for as a pooling of interests, the 1998 first quarter has been restated to include the operating results of TPN.

         These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report on Form 10-K.

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

         Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that it holds no derivative instruments at March 31, 1999.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Results of Operations

         The Company reported net income applicable to common shares of $8.8 million, or $.37 per diluted common share, for the three months ended March 31, 1999, up 67 % from net income applicable to common shares of $5.3 million, or $.22 per diluted common share, for the same period of 1998. The increase in the net income applicable to common shares for the 1999 period is primarily the result of increased Membership premiums for 1999 as compared to 1998 which more than offset the 77% decline in product sales.

         Membership premiums totaled $33.8 million during the three months ended March 31, 1999 compared to $24.0 million for the same period of 1998, an increase of 41%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the persistency, or renewal rate, of existing Memberships. New Membership sales increased 39% during the three months ended March 31, 1999 to 118,814 from 85,223 during the comparable period of 1998. At March 31, 1999, there were 648,475 active Memberships in force compared to 463,796 at March 31, 1998. Additionally, the average annual premium per Membership has increased from $224 for all Memberships in force at March 31, 1998 to $231 for all Memberships in force at March 31, 1999, a 3% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owner's Legal Solution Plan.

         Product sales declined 77% from $9.1 million for the first three months of 1998 to $2.1 million during the same period of 1999 primarily due to the acquisition of TPN and the subsequent concentration on Membership sales as opposed to the sale of goods and services. The trend of declining product sales is expected to continue as the array of goods and services previously available for sale through TPN is significantly narrowed and sales efforts are more closely focused on the sale of new Memberships and the recruitment of new sales associates.

         Associate services revenue increased 45% from $3.7 million for the first three months of 1998 to $5.4 million during the same period of 1999 primarily as a result of Fast Start which resulted in the Company receiving training fees of approximately $3.0 million during the first three months of 1999 compared to $1.8 million for the comparable period of 1998. The combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new Membership sales per associate. The positive impact of the program is reflected in the increase in new Memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit one new sales associate within 15 days of the associate's Fast Start Training. Effective April 1, 1999, in order to be deemed successful for Fast Start purposes, in addition to attending a Fast Start Training, the new associate must write three new Memberships and recruit three new sales associates within 60 days of the associate's effective date. The $3.0 million in training fees was comprised of $184 from each of approximately 16,448 new sales associates who elected to participate in Fast Start during the first three months of 1999. New associates enrolled during the first three months of 1999 were 20,442 compared to 14,741 for the same period of 1998, an increase of 39%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Interest income for the three months ended March 31, 1999 increased 84% to $936,000 from $508,000 for the comparable period of 1998. Interest income increased as a result of increases in the average investments outstanding. At March 31, 1999 the Company reported $53.8 million in cash and investments compared to $34.2 million at March 31, 1998.

         Other income for the three months ended March 31, 1999 increased 294% to $2.4 million from $612,000 for the comparable period of 1998. Included in other income for the 1999 period was $1.6 million in life insurance premiums and life reinsurance ceded. The Company acquired Universal Fidelity Life Insurance Company ("UFL") during the fourth quarter of 1998. The Company has coinsured 100% of its accident and health policy liabilities pursuant to a coinsurance agreement. During the three months ended March 31, 1999, accident and health premiums earned and ceded were $8.3 million and claims incurred.

         As a result of the increases in all categories except for product sales, total revenues increased to $44.6 million for the three months ended March 31, 1999 from $37.9 million during the comparable period of 1998, an increase of 18%.

         Membership benefits totaled $11.0 million for the three months ended March 31, 1999 compared to $8.0 million for same period of 1998, and represented 33% of Membership premiums for both 1999 and 1998 periods. This loss ratio (Membership benefits as a percentage of Membership premiums) should remain near 33% as the portion of active Memberships, which provide for a capitated benefit continues to increase.

         Product costs declined approximately $5.0 million, or 80%, during the three months ended March 31, 1999 to $1.3 million from $6.2 million for the comparable period of 1998 in conjunction with the 77% decline in product sales. Product costs as a percentage of product sales were 61% for the three months ended March 31, 1999 as compared to 68% for the same period of 1998. Product costs are expected to decline proportionately as product sales decline as more emphasis is placed on Membership sales rather than the sale of goods and services.

         Commission expense was $7.8 million for the three months ended March 31, 1999 compared to $5.1 million for the same period of 1998, and represented 23% and 21% of Membership premiums for 1999 and 1998, respectively. Commission expense increased to 23% for the first quarter of 1999 primarily as a result of an increase of $400,000 in the allowance for uncollectible commission advances. Commission expense, as a percentage of Membership premiums, should remain near, 23%-25% in future periods based on the Company's current commission structure.

         General and administrative expenses during the three months ended March 31, 1999 and 1998 were $4.1 million and $6.2 million, respectively, and represented 9% and 16% of total revenues for such years. A trend of gradual decreases of general and administrative expenses when expressed as a percentage of total revenues should continue as a result of certain economies of scale pertaining to the Company's operating leverage.

         Associate services and direct marketing expenses decreased to $3.5 million for the first three months of 1999 from $3.7 million for the same period of 1998 primarily as a result of the introduction of sales materials for which the Company incurs no cost but receives a royalty for the sale of such materials. Fast Start bonuses paid were approximately $2.0 million during the 1999 period compared to $1.5 million in the same period of 1998. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

         Due to continuing property and equipment additions depreciation increased from $523,000 during the first three months of 1998 to $1.3 million for the first three months of 1999. This increase was also due in part to an adjustment to the amortization of production costs incurred in prior years of $425,000. Premium taxes decreased to $339,000 for the first three months of 1999 from $365,000 for the same period of 1998.

         The Company has an additional expense category, other, which represents of the operating expenses of UFL. The amount reported for the first three months of 1999 was $1.8 million. The results of operations of UFL for the first three months of 1999 were $160,000 in net income. UFL had revenues of approximately $2.0 million consisting of $1.6 million of life insurance premiums and life reinsurance ceded and $400,000 of interest income offset by expenses of $1.1 million in life insurance claims and $740,000 in general operating expenses.

         The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of Membership premiums and product sales, was 34% for the three months ended March 31, 1999 compared to 35% for the three months ended March 31, 1998. The product cost ratio, which represents product costs as a percentage of product sales, was 61% for the three months ended March 31, 1999 compared to 68% for the same period of 1998. The loss ratio, product cost ratio and the expense ratio do not measure total profitability because they do not take into account all revenues and expenses.

         The Company has recorded a provision for income taxes of $4.6 million (35% of pretax income) for the first three months of 1999 compared to $2.6 million (33% of pretax income) for the same period of 1998.

         Dividends paid on outstanding preferred stock were at $2,000 for each of the three months ended March 31, 1999 and 1998.


Liquidity and Capital Resources
-------------------------------

         General
         Consolidated net cash provided by operating activities was $2.0 million for the first three months of 1999 compared to cash used of $57,000 for the 1998 period. The increase of $2.1 million in cash provided by operating activities during the first three months of 1999 compared to the same period of 1998 resulted primarily from an increase in net income of $3.5 million, an increase in deferred income taxes of $2.0 million and an decrease in inventories of $1.4 million, reduced by increases in other assets of $1.4 million, increases in Membership commission advances of $1.4 million related to the increase in new Membership enrollments, and the decrease in accounts payable and accrued expenses of $4.1 million.

         The Company had a consolidated working capital surplus of $30.6 million at March 31, 1999, an increase of $9.4 million compared to a consolidated working capital of $21.2 million at December 31, 1998 and a decrease of $6.2 million, compared to March 31, 1998 working capital of $36.8 million. The $9.3 million increase in working capital during the first three months of 1999 was primarily the result of decreases in accounts payable and accrued expenses of $4.1 million and increases in the current portion of Membership commission advances of $2.8 million. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

         The Company generally advances significant commissions at the time a Membership is sold. During the three months ended March 31, 1999, the Company advanced commissions of $14.8 million on new Membership sales compared to $10.7 million for the same period of 1998. Since approximately 93% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $7.1 million and $4.7 million for the three-month periods ended March 31, 1999 and 1998, respectively. The Company assesses collectibility quarterly and has recorded an allowance of $4.4 million to provide for estimated uncollectible balances which includes an increase in the allowance of $400,000 during the three months ended March 31, 1999.

         The Company has no outstanding material financial commitments and believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of unpledged cash and investments at March 31, 1999 of $49.0 million.

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

         Testing and conversion of system applications commenced during 1993 and was substantially completed during 1998. Testing of the Company's information technology systems (as modified for Year 2000 issues) with system dates set beyond January 1, 2000 occurred in February 1999 to further ensure Year 2000 compliance. Costs incurred in prior periods have been immaterial and expensed as incurred and the remaining total cost of the Company's remediation efforts is expected to be approximately $75,000, substantially all of which will be incurred during the next two quarters of 1999. Year 2000 costs will continue to be funded out of cash flow from operations. A significant portion of the
Company's Year 2000 remediation plan has been and will continue to be accomplished by the Company's internal programming staff and while such efforts will continue to result in concentration on Year 2000 programming, these costs are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources. Although concentration on Year 2000 compliance has delayed other programming projects, such delays have not had and are not expected to have a material adverse impact on the Company's financial condition and results of operations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

         As of March 31, 1999, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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



                                                                  Estimated fair
                                                  Hypothetical      value after
                                                    change in       hypothetical
                                 Fair value at    interest rate      change in
                                March 31, 1999  (bp=basis points)  interest rate
                                --------------- ----------------- --------------
                                             (Dollars in thousands)
Fixed-maturity investments (1)...  $34,915     100 bp increase         $33,550
                                               200 bp increase          32,218
                                               50 bp decrease           35,549
                                               100 bp decrease          36,085

____________________
(1) Excluding short-term investments with a fair value of $3.1 million.

         The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 1999 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.7 million at that date.

         The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      The 1999 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on April 23rd, 1999. The only matters submitted to a vote of the Company's shareholders at the Annual Meeting were the election of three directors. The results of the election for each such director were was follows:

                                                              Abstentions and
                                            Votes For          Votes Withheld
                                            ----------      ------------------
               Harland C. Stonecipher       17,726,037            324,199
               Wilburn Smith                17,726,715            323,521
               Martin Belsky                17,731,393            318,843

      The Board of Directors of the Company consists of nine members and is divided into three classes as nearly equal in size, with the term of office of one class expiring each year. The respective terms of service of Messrs. Stonecipher, Smith and Belsky will expire in 2002. Other directors remaining in office until their terms expire are Randy Harp, Kathleen S. Pinson, Peter K. Grunebaum, Shirley Stonecipher, John Hail and David A. Savula.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

                No.          Description
               11.1      Statement Regarding Computation of Per Share Earnings

               27.1      Financial Data Schedule (EDGAR Version Only)

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          PRE-PAID LEGAL SERVICES, INC.





Date: May 11, 1999                     /s/ HARLAND C. STONECIPHER
                                       ----------------------------------------
                                           Harland C. Stonecipher
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 11, 1999                     /s/ RANDY HARP
                                       ----------------------------------------
                                           Randy Harp
                                           Chief Financial Officer and
                                           Chief Operating Officer
                                           (Principal Financial Officer)



Date: May 11, 1999                     /s/ KATHLEEN S. PINSON
                                       ----------------------------------------
                                           Kathleen S. Pinson
                                           Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


   No.                        Description
  ----        ------------------------------------------------------


  11.1        Statement Regarding Computation of Per Share Earnings

  27.1        Financial Data Schedule (EDGAR Version Only)