Form 10-K/A
period 1998-12-31
PRE PAID LEGAL SERVICES INC
filed 1999-06-29
CIK 311657

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

Commission File Number: 1-9293
         --------------------------------------------------------------

                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            Oklahoma                                         73-1016728
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

          321 East Main
          Ada, Oklahoma                                        74820
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:  (580) 436-1234

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                Name of each exchange on
    Title of each class                            which registered
    -------------------                            -----------------
Common Stock, $0.01 Par Value                    New York Stock Exchange

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

 The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1998, as set forth below and in the pages attached hereto.

     Part IV, Item 14 - "Exhibits and Reports on Form 8-K" is amended (i) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Ownership and Thrift Plan and Trust ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 1998, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the Consent of Deloitte & Touche LLP relating to the use of their report which is included as part of Exhibit 99.1.

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

Date:  June 28, 1998

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

*10.10 Letter Agreements dated July 8, 1993 and March 7, 1994 between the Company and Wilburn L. Smith (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB filed for the year ending December 31, 1993)

*10.11 Agreement and Plan of Reorganization dated as of September 23, 1998 between the Company and TPN, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated October 2, 1998)

*10.12 Stock Purchase Agreement dated as of October 5, 1998 between the Company and Pioneer Financial Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 30, 1998)

*10.13 Demand Note of Wilburn L. Smith dated October 8, 1998 in favor of the Company

*10.14          Stock option agreement with David A. Savula dated February 6,
                1998

*10.15          Stock option  agreement with David A. Savula dated July 2, 1998

*10.16          Stock option  agreement with David A. Savula dated July 2, 1998

+21.1           List of Subsidiaries of the Company

+23.1           Consent of Deloitte & Touche LLP

+23.2           Consent of Arthur Andersen LLP

+23.3           Consent of Ernst & Young LLP

++23.4 Consent of Deloitte & Touche LLP relating to report concerning plan financial information included as part of Exhibit 99.1.

+27.1           Financial Data Schedule

++99.1 Financial inforamtion relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan Trust, as required by Form 11-K for the fiscal year of the plan ended December 31, 1998.

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
+         previously filed.
++        Filed herewith.