Form 10-Q
period 1999-06-30
PRE PAID LEGAL SERVICES INC
filed 1999-08-12
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

                                              or

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
         Yes    X     No ____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 23, 1999:


        Common Stock               $.01 par value             22,927,426

                                    CONTENTS



Part I.  Financial Statements

Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and
December 31, 1998

Consolidated Statements of Income (Unaudited) for the 6 months ended June 30, 1999 and 1998

Consolidated Statements of Comprehensive Income (Unaudited) for the 6 months ended June 30, 1999 and 1998

Consolidated Statements of Income (Unaudited) for the 3 months ended June 30, 1999 and 1998

Consolidated Statements of Comprehensive Income (Unaudited) for the 3 months ended June 30, 1999 and 1998

Consolidated Statements of Cash Flows (Unaudited) for the 6 months ended June 30, 1999 and 1998

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

FORWARD - LOOKING STATEMENTS

        All statements in this report concerning the Company, other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of June 30, 1999 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Memberships, Membership persistency, regulation and competition risks and the risk relating to the continued active participation of its principal executive officer, Harland C. Stonecipher. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.




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

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in 000's, except per share amounts)

                                     ASSETS


                                                                         June 30    December 31,
                                                                         --------   ------------
                                                                           1999        1998
                                                                         --------   ------------
                                                                       (Unaudited)


Current assets:
  Cash and cash equivalents ...........................................    $  9,670  $  8,604
  Available-for-sale investments, at fair value .......................       1,868     2,368
  Accrued Membership income ...........................................       3,935     3,595
  Inventories .........................................................       2,060     2,588
  Prepaid product commissions .........................................       1,004     1,384
  Amount due from coinsurer ...........................................      11,887    12,498
  Membership commission advances - current portion ....................      26,855    21,224
                                                                           --------  --------
     Total current assets .............................................      57,279    52,261
Available-for-sale investments, at fair value .........................      21,586    36,207
Investments pledged ...................................................       4,822     2,922
Membership commission advances, net ...................................      73,230    60,661
Property and equipment, net ...........................................       7,257     7,678
Production costs, net .................................................         617     1,373
Other .................................................................       7,526     6,801
                                                                           --------  --------
     Total assets .....................................................    $172,317  $167,903
                                                                           ========  ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Membership benefits................................................... $  4,514   $  3,808
   Deferred product sales revenue........................................    2,852      3,932
   Accident and health reserves..........................................   11,887     12,498
   Life insurance reserves...............................................      927        970
   Current portion of capital lease obligation...........................      464        487
   Accounts payable and accrued expenses.................................    6,736      9,386
                                                                           -------    -------
     Total current liabilities...........................................   27,380     31,081
 Deferred income taxes...................................................   35,328     27,148
 Life insurance reserves.................................................    7,692      7,711
 Capital lease obligation, net of current portion........................      513        659
                                                                           -------    -------
     Total liabilities...................................................   70,913     66,599
                                                                           -------    -------
 Stockholders' equity:
   Preferred stock, $1 par value; authorized 400 shares; 3 issued and outstanding as follows:
    $3.00 Cumulative Convertible Preferred Stock, 3 shares authorized, issued and outstanding at June 30, 1999 and December 31, 1998;
 liquidation value of $55................................................        3          3
   Special preferred stock, $1 par value; authorized 500 shares, issued and outstanding in one series designated as follows:
     $1.00 Non-Cumulative Special Preferred Stock, 18 shares authorized, issued and outstanding at June 30, 1999 and December 31, 1998;
 liquidation value of $240...............................................       18         18
   Common stock, $.01 par value; 100,000 shares authorized; 24,456 and
 24,321 issued at June 30, 1999 and December 31, 1998....................      245        243
   Capital in excess of par value........................................   57,524     55,241
   Retained earnings.....................................................   68,177     49,528
   Accumulated other comprehensive income:
    Unrealized gains (losses) on investments.............................   (1,028)       (24)

 Less:  Treasury stock at cost; 1,547 and 797 shares held at
  June 30, 1999 and December 31, 1998, respectively .....................  (23,535)    (3,705)
                                                                          --------   --------
    Total stockholders' equity...........................................  101,404    101,304
                                                                          --------   --------
     Total liabilities and stockholders' equity.......................... $172,317   $167,903
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

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)




                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------

Revenues:
  Membership premiums....................................  $ 72,324   $ 50,338
  Product sales..........................................     3,169     17,335
  Associate services.....................................    10,370      7,717
  Interest income........................................     1,768      1,062
  Other..................................................     4,911      1,239
                                                           --------   --------
                                                             92,542     77,691
                                                           --------   --------
Costs and expenses:
  Membership benefits....................................    23,624     16,596
  Product costs..........................................     2,109     10,610
  Commissions............................................    16,381     10,877
  General and administrative.............................     9,510     12,897
  Associate services and direct marketing................     6,961      7,212
  Depreciation and amortization..........................     1,684      1,202
  Premium taxes..........................................       701        631
  Other..................................................     2,875          -
                                                           --------   --------
                                                             63,845     60,025
                                                           --------   --------

Income before income taxes...............................    28,697     17,666
Provision for income taxes...............................    10,043      5,981
                                                           --------   --------
Net income...............................................    18,654     11,685
Less dividends on preferred shares.......................         5          5
                                                           --------   --------
Net income applicable to common stockholders.............  $ 18,649   $ 11,680
                                                           ========   ========

Basic earnings per common share..........................  $    .80   $    .50
                                                           ========   ========

Diluted earnings per common share........................  $    .79   $    .49
                                                           ========   ========




The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                             Six Months Ended
                                                                 June 30,
                                                            ------------------
                                                              1999       1998
                                                            -------    -------

        Net income........................................  $18,654    $11,685
                                                            -------    -------

         Other comprehensive income (loss), net of tax:
            Unrealized gains (losses) on investments:
             Unrealized holding gains (losses) arising
             during period................................   (1,004)         -
                                                            -------    -------
         Other comprehensive income (loss).................  (1,004)         -
                                                            -------    -------
         Comprehensive income.............................. $17,650    $11,685
                                                            =======    =======







The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)




                                                           Three Months Ended
                                                                June 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------

Revenues:
  Membership premiums....................................  $ 38,557   $ 26,385
  Product sales..........................................     1,115      8,262
  Associate services.....................................     4,960      3,986
  Interest income........................................       832        554
  Other..................................................     2,495        627
                                                           --------   --------
                                                             47,959     39,814
                                                           --------   --------

Costs and expenses:
  Membership benefits....................................    12,595      8,617
  Product costs..........................................       848      4,458
  Commissions............................................     8,546      5,780
  General and administrative.............................     5,422      6,707
  Associate services and direct marketing................     3,470      3,536
  Depreciation and amortization..........................       413        679
  Premium taxes..........................................       362        266
  Other..................................................     1,031          -
                                                           --------   --------
                                                             32,687     30,043
                                                           --------   --------

Income before income taxes...............................    15,272      9,771
Provision for income taxes...............................     5,400      3,352
                                                           --------   --------
Net income...............................................     9,872      6,419
Less dividends on preferred shares.......................         3          3
                                                           --------   --------
Net income applicable to common stockholders.............  $  9,869   $  6,416
                                                           ========   ========


Basic earnings per common share..........................  $    .43   $    .27
                                                           ========   ========
Diluted earnings per common share........................  $    .42   $    .27
                                                           ========   ========






The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                           Three Months Ended
                                                                June 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------

        Net income........................................  $ 9,872    $ 6,419
                                                            -------    -------

        Other comprehensive income (loss), net of tax:
           Unrealized gains (losses) on investments:
            Unrealized holding gains (losses) arising
            during period.................................     (967)         -
                                                            -------    -------
        Other comprehensive income (loss).................     (967)         -
                                                            -------    -------
        Comprehensive income..............................  $ 8,905    $ 6,419
                                                            =======    =======






The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)



                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------

Cash flows from operating activities:
Net income...............................................  $ 18,654   $ 11,685
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes....................     8,838      5,981
  Depreciation and amortization..........................     1,684      1,202
  Increase in accrued membership income..................      (340)      (375)
  Increase in Membership commission advances.............   (18,200)   (12,295)
  Increase in other assets...............................      (725)      (400)
  Decrease (increase) in inventories.....................       528     (1,123)
  Decrease (increase) in prepaid product commissions.....       380        (80)
  Decrease in amount due from coinsurer..................      (611)         -
  Decrease in accident and health reserves...............       611          -
  Decrease in life insurance reserves....................       (62)         -
  Decrease in deferred product revenue...................    (1,080)      (386)
  Increase in Membership benefits........................       706        530
  Decrease in accounts payable and accrued expenses......    (2,650)    (1,564)
                                                           --------   --------
     Net cash provided by operating activities...........     7,733      3,292
                                                           --------   --------

Cash flows from investing activities:
  Additions to property and equipment and production           (507)    (2,080)
  costs, net.............................................
  Purchases of investments - Available-for-sale..........    (5,100)   (13,059)
  Maturities of investments - Available-for-sale.........    16,660      1,725
                                                           --------   --------
     Net cash provided by (used in) investing activities.    11,053    (13,414)
                                                           --------   --------

Cash flows from financing activities:
  Proceeds from sales of common stock....................     2,284        675
  Purchases of treasury stock............................   (19,830)         -
  Dividends paid on preferred stock......................        (5)        (5)
  (Decrease) increase in capital lease obligations.......      (169)       117
                                                           --------   --------
     Net cash (used in) provided by financing activities.   (17,720)       787

Net increase (decrease) in cash .........................     1,066     (9,452)
Cash and cash equivalents at beginning of period.........     8,604     27,722
                                                           --------   --------
Cash and cash equivalents at end of period...............  $  9,670   $ 18,270
                                                           ========   ========



Supplemental disclosure of cash flow information:
  Cash paid for interest.................................  $      8   $      7
                                                           ========   ========
  Cash paid for taxes....................................  $    105   $      -
                                                           ========   ========



The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   BASIS OF PRESENTATION

        The consolidated balance sheet as of June 30, 1999, and the related statements of income and comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six-month periods ended June 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included. As a result of the 1998 fourth quarter acquisition of TPN, Inc. ("TPN") that was accounted for as a pooling of interests, the 1998 periods have been restated to include the operating results of TPN.

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

        Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that it holds no material derivative instruments at June 30, 1999.


2.   CONTINGENCIES

        During February 1999, a suit was filed against the Company by a building owner seeking to recover unspecified damages and attorneys' fees for an alleged breach of a lease agreement between the owner and TPN. Management intends to vigorously contest this suit and believes that any loss resulting from the suit would not have a material impact on the Company's financial position, results of operations or cash flows in future years.

        The Company is a named defendant in certain other lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

3.   STOCK REPURCHASES

        The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares. The Board of Directors at its April 23, 1999 meeting increased such authorization from 500,000 shares to 750,000 shares. At June 30, 1999, the Company had completed the repurchase of 750,000 shares for total consideration of $19.8 million, or an average price of $26.44 per share and has subsequently increased the authorization to 1,000,000 shares.

4.   EARNINGS PER SHARE

        Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the respective periods.

        Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The $3.00 Cumulative Convertible Preferred stock is considered to be a dilutive common stock equivalent for the three-month and six-month periods ending June 30, 1999, but would be anti-dilutive and therefore not considered in the 1998 periods. The Special Preferred stock is considered to be a dilutive common stock equivalent for all periods and the number of shares issuable on conversion of the $3.00 Cumulative Convertible Preferred stock and the Special Preferred stock is added to the weighted average number of common shares. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

        The Company reported net income applicable to common stockholders of $18.6 million, or $.79 per diluted common share, for the six months ended June 30, 1999, up 59% from net income applicable to common stockholders of $11.7 million, or $.49 per diluted common share, for the same period of 1998. The increase in the net income applicable to common stockholders for the 1999 period is primarily the result of increased Membership premiums for 1999 as compared to 1998 which more than offset the 82% decline in product sales.

        Membership premiums totaled $72.3 million during the six months ended June 30, 1999 compared to $50.3 million for the same period of 1998, an increase of 44%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the persistency, or renewal rate, of existing Memberships. New Membership sales increased 36% during the six months ended June 30, 1999 to 241,699 from 177,429 during the comparable period of 1998. At June 30, 1999, there were 700,659 active Memberships in force compared to 507,365 at June 30,1998. Additionally, the average annual premium per Membership has increased from $226 for all Memberships in force at June 30,1998 to $235 for all Memberships in force at June 30, 1999, a 4% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owner's Legal Solution Plan. The Business Owner's Legal Solution Plan sells for $75.00 per month for those businesses with employees of 50 or less and $125.00 per month for those businesses with 51 to 99 employees.

        Product sales declined 82% from $17.3 million for the first six months of 1998 to $3.2 million during the same period of 1999 primarily due to the concentration on Membership sales as opposed to the sale of goods and services subsequent to the acquisition of TPN. The trend of declining product sales is expected to continue as the array of goods and services previously available for sale through TPN is significantly narrowed and sales efforts are focused on the sale of new Memberships and the recruitment of new sales associates.

        Associate services revenue increased 35% from $7.7 million for the first six months of 1998 to $10.4 million during the same period of 1999 primarily as a result of Fast Start which resulted in the Company receiving training fees of approximately $6.1 million during the first six months of 1999 compared to $3.9 million for the comparable period of 1998. The Company's combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new Membership sales per associate. The positive impact of the program is reflected in the increase in new Memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes prior to April 1, 1999, the new associate must write three new Memberships and recruit one new sales associate within 15 days of the associate's Fast Start Training. Effective April 1, 1999, in order to be deemed successful for Fast Start purposes, in addition to attending a Fast Start Training, the new associate must write three new Memberships and recruit three new sales associates within 60 days of the associate's effective date. Beginning July 26, 1999, the new associate may also qualify for Fast Start by writing 5 new memberships within the 60-day timeframe. The $6.1 million in training fees was comprised of $184 from each of approximately 33,268 new sales associates who elected to participate in Fast Start during the first six months of 1999. New associates enrolled during the first six months of 1999 were 45,542 compared to 30,710 for the same period of 1998, an increase of 48%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

        Interest income for the six months ended June 30, 1999 increased 64% to $1.8 million from $1.1 million for the comparable period of 1998. Interest income increased as a result of increased average investments outstanding for the quarter and as a result of increased commission advances which incur an interest charge. At June 30, 1999 the Company reported $37.9 million in cash and investments compared to $37.3 million at June 30,1998.

        Other income for the six months ended June 30, 1999 increased 308% to $4.9 million from $1.2 million for the comparable period of 1998. Included in other income for the 1999 period was a realized gain on the sale of investments of $700,000 and $2.5 million in life insurance premiums and life reinsurance ceded. The Company acquired Universal Fidelity Life Insurance Company ("UFL") during the fourth quarter of 1998 in a transaction that was accounted for as a purchase. UFL also sells accident and health insurance. The Company has coinsured 100% of UFL's accident and health policy liabilities pursuant to a coinsurance agreement. During the six months ended June 30, 1999, accident and health premiums earned and ceded were $8.6 million.

        As a result of the increases in all categories except for product sales, total revenues increased to $92.5 million for the six months ended June 30, 1999 from $77.7 million during the comparable period of 1998, an increase of 19%.

        Membership benefits totaled $23.6 million for the six months ended June 30, 1999 compared to $16.6 million for same period of 1998, and represented 33% of Membership premiums for both 1999 and 1998 periods. This loss ratio (Membership benefits as a percentage of Membership premiums) should remain near 33% as the portion of active Memberships that provide for a capitated benefit continues to increase.

        Product costs declined approximately $8.5 million, or 80%, during the six months ended June 30, 1999 to $2.1 million from $10.6 million for the comparable period of 1998 in conjunction with the 82% decline in product sales. Product costs as a percentage of product sales were 67% for the six months ended June 30, 1999 as compared to 61% for the same period of 1998. Product costs are expected to decline proportionately as product sales decline as more emphasis is placed on Membership sales and the recruitment of sales associates rather than the sale of goods and services.

        Commission expense was $16.4 million for the six months ended June 30, 1999 compared to $10.9 million for the same period of 1998, and represented 23% and 22% of Membership premiums for 1999 and 1998, respectively. Commission expense increased to 23% for the first six months of 1999 primarily as a result of an increase of $400,000 in the allowance for uncollectible commission advances. Commission expense, as a percentage of Membership premiums, should remain near 23%-25% in future periods based on the Company's current commission structure.

        General and administrative expenses during the six months ended June 30, 1999 and 1998 were $9.5 million and $12.9 million, respectively, and represented 10% and 17% of total revenues for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of total revenues as a result of certain economies of scale and the integration of TPN and UFL operations.

        Associate services and direct marketing expenses decreased to $7.0 million for the first six months of 1999 from $7.2 million for the same period of 1998 primarily as a result of the introduction of sales materials for which the Company incurs no cost but receives a royalty for the sale of such materials. Fast Start bonuses paid were approximately $3.3 million during the 1999 period compared to $3.1 million in the same period of 1998. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

        Due to continuing property and equipment additions depreciation increased from $1.2 million during the first six months of 1998 to $1.7 million for the first six months of 1999. This increase was also due in part to increased amortization of production costs by $425,000. Premium taxes increased to $701,000 for the first six months of 1999 from $631,000 for the same period of 1998.

        Other expenses represent the operating expenses of UFL. The amount reported for the first six months of 1999 was $2.9 million. The results of operations of UFL for the first six months of 1999 were $491,000 in net income. UFL had revenues of approximately $3.9 million consisting of $2.5 million of life insurance premiums and life reinsurance ceded, $700,000 of interest income and $700,000 gain on the sale of investments offset by expenses of $1.7 million in life insurance claims and $1.2 million in general operating expenses.

        The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of Membership premiums and product sales, was 35% for the six months ended June 30, 1999 compared to 36% for the six months ended June 30,1998. The product cost ratio, which represents product costs as a percentage of product sales, was 67% for the six months ended June 30, 1999 compared to 61% for the same period of 1998. The loss ratio, product cost ratio and the expense ratio do not measure total profitability because they do not take into account all revenues and expenses.

        The Company has recorded a provision for income taxes of $10.0 million (35% of pretax income) for the first six months of 1999 compared to $6.0 million (34% of pretax income) for the same period of 1998.

        Dividends paid on outstanding preferred stock were at $5,000 for each of the six months ended June 30, 1999 and 1998.

Second Quarter of 1999 Compared to the Second Quarter of 1998
-------------------------------------------------------------

        The results of operations in the second quarter of 1999, compared to the second quarter of 1998, reflect increases in revenues and expenses primarily as a result to the same factors discussed in the comparison of the first six months of 1999 to the first six months of 1998.

        Total revenues increased 21% or approximately $8.2 million to $48.0 million in the second quarter of 1999 compared to $39.8 million in the second quarter of 1998, primarily as a result of increases in membership premiums. The membership premium increase of 46% primarily resulted from an increase in the number of average active memberships during the second quarter of 1999 compared to the similar period in 1998.

        Membership benefits totaled $12.6 in the 1999 second quarter compared to $8.6 million in the 1998 second quarter and resulted in a loss ratio of 33% for both periods. The Company's expense ratio for the second quarter of 1999 and 1998, was 36% and 38%, respectively. This resulted in a combined loss and expense ratio of 69% and 71%, respectively. The combined ratio does not measure total profitability because it does not taken into account all revenues and expenses.

        The above factors resulted in a 1999 second quarter net income applicable to common stockholders of $9.9 million, or $.42 per share, diluted, compared to $6.4 million, or $.27 per shares, for the second quarter of 1998.

Liquidity and Capital Resources
-------------------------------

        General
        Consolidated net cash provided by operating activities was $7.7 million for the first six months of 1999 compared to cash provided of $3.3 million for the 1998 period. The increase of $4.4 million in cash provided by operating activities during the first six months of 1999 compared to the same period of 1998 resulted primarily from an increase in net income of $7.0 million, an increase in deferred income taxes of $2.8 million and a decrease in inventories of $1.7 million, reduced by increases in Membership commission advances of $5.9 million related to the increase in new Membership enrollments, and the decrease in accounts payable and accrued expenses of $1.1 million.

        Consolidated net cash provided by investing activities was $11.1 million for the first half of 1999 compared to net cash used in investing activities of $13.4 million for the comparable period of 1998. This $24.5 million increase in cash provided by investing activities resulted primarily from the $22.9 million change in net investment activity comprised of net investment proceeds during the first six months of 1999 of $11.6 million compared to net investment purchases of $11.3 million for the comparable period of 1998.

        Net cash used in financing activities during the first six months of 1999 was $17.7 million compared to net cash provided by financing activities of $787,000 for the comparable period of 1998. This $18.5 million change was comprised of $1.6 million in additional proceeds during the 1999 period over the 1998 period from the exercise of common stock options but more than offset by the $19.8 million use of cash to purchase treasury stock during the first six months of 1999.

        The Company had a consolidated working capital surplus of $29.9 million at June 30, 1999, an increase of $8.7 million compared to a consolidated working capital of $21.2 million at December 31, 1998 and equal to the June 30,1998 working capital of $29.9 million. The $8.7 million increase in working capital during the first six months of 1999 was primarily the result of decreases in accounts payable and accrued expenses of $2.7 million and increases in the current portion of Membership commission advances of $5.6 million. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

        The Company generally advances significant commissions at the time a Membership is sold. During the six months ended June 30, 1999, the Company advanced commissions of $33.8 million on new Membership sales compared to $22.4 million for the same period of 1998. Since approximately 93% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $15.2 million and $10.1 million for the six-month periods ended June 30, 1999 and 1998, respectively. The Company assesses collectibility quarterly and has recorded an allowance of $4.4 million to provide for estimated uncollectible balances, which includes an increase in the allowance of $400,000 during the six months ended June 30, 1999.

        The Company has no outstanding material financial commitments and believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of unpledged cash and investments at June 30, 1999 of $33.1 million.

        Parent Company Funding and Dividends
        Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, UFL and PPLSIF. The ability of PPLCI, UFL and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI, UFL and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI and UFL are required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million for PPLCI. Additional capital requirements of PPLCI, UFL or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures.

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

        Testing and conversion of system applications commenced during 1993 and was substantially completed during 1998. Testing of the Company's information technology systems (as modified for Year 2000 issues) with system dates set beyond January 1, 2000 occurred in February 1999 to further ensure Year 2000 compliance. Costs incurred in prior periods have been immaterial and expensed as incurred and the remaining total cost of the Company's remediation efforts is expected to be approximately $50,000, substantially all of which will be incurred during the next two quarters of 1999. Year 2000 costs will continue to be funded out of cash flow from operations. A significant portion of the
Company's Year 2000 remediation plan has been and will continue to be accomplished by the Company's internal programming staff and while such efforts will continue to result in concentration on Year 2000 programming, these costs are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources. Although concentration on Year 2000 compliance has delayed other programming projects, such delays have not had and are not expected to have a material adverse impact on the Company's financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        As of June 30, 1999, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                  Estimated
                                                                                 fair value
                                                                  Hypothetical       after
                                                                   change in      hypothetical
                                                Fair value at    interest rate     change in
                                                June 30, 1999      (bp=basis        interest
                                                                    points)           rate
                                                           (Dollars in thousands)
Fixed-maturity investments (1)...................    $23,905    100 bp increase     $  22,817
                                                                200 bp increase        21,770
                                                                50 bp decrease         24,425
                                                                100 bp decrease        24,891

--------------------
(1)  Excluding short-term investments with a fair value of $3.2 million.

        The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 1999 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.1 million at that date.

        The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.





                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

               No.       Description
             -----       ------------
             11.1        Statement Regarding Computation of Per Share Earnings

             27.1        Financial Data Schedule (EDGAR Version Only)

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PRE-PAID LEGAL SERVICES, INC.





Date: August 12, 1999                         /s/ HARLAND C. STONECIPHER
                                              ----------------------------------
                                              Harland C. Stonecipher
                                              Chairman and Chief Executive
                                              Officer
                                              (Principal Executive Officer)


Date: August 12, 1999                         /s/ RANDY HARP
                                              ----------------------------------
                                              Randy Harp
                                              Chief Financial Officer and
                                              Chief Operating Officer
                                              (Principal Financial Officer)


Date: August 12, 1999                         /s/ KATHLEEN S. PINSON
                                              ----------------------------------
                                              Kathleen S. Pinson
                                              Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


 No.                           Description


 11.1       Statement Regarding Computation of Per Share Earnings

 27.1       Financial Data Schedule (EDGAR Version Only)