Form 10-Q
period 1999-09-30
PRE PAID LEGAL SERVICES INC
filed 1999-11-15
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                              or

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
         Yes    X     No ____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 5, 1999:


      Common Stock                $.01 par value                 22,547,152

                                    CONTENTS


Number

Part I.  Financial Statements
-----------------------------

Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998

Consolidated Statements of Income (Unaudited) for the nine months ended September 30, 1999 and 1998

Consolidated Statements of Comprehensive Income (Unaudited) for the nine months ended September 30, 1999 and 1998

Consolidated Statements of Income (Unaudited) for the three months ended September 30, 1999 and 1998

Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended September 30, 1999 and 1998

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1999 and 1998

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

FORWARD - LOOKING STATEMENTS

        All statements in this report concerning the Company, other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of September 30, 1999 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Memberships, Membership persistency, regulation and competition risks and the risk relating to the continued active participation of its principal executive officer, Harland C. Stonecipher. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.




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

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in 000's, except per share amounts)

                                                     September 30,  December 31,
                                                     ---------------------------
                                                          1999          1998
                                                     -------------  ------------
                                                      (Unaudited)

 Current assets:
   Cash and cash equivalents.........................  $ 11,841       $  8,604
   Available-for-sale investments, at fair value.....     2,038          2,368
   Accrued Membership income.........................     4,007          3,595
   Inventories.......................................     1,838          2,588
   Prepaid product commissions.......................       610          1,384
   Amount due from coinsurer.........................    12,978         12,498
   Membership commission advances, current portion...    29,146         21,224
                                                       --------       --------
     Total current assets............................    62,458         52,261
 Available-for-sale investments, at fair value.......    23,842         36,207
 Investments pledged.................................     4,799          2,922
 Membership commission advances, net.................    80,123         60,661
 Property and equipment, net.........................     7,601          7,678
 Production costs, net...............................       445          1,373
 Other...............................................     7,155          6,801
                                                       --------       --------
      Total assets...................................  $186,423       $167,903
                                                       ========       ========


                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Membership benefits...............................  $  4,816       $  3,808
   Deferred product sales revenue....................     1,734          3,932
   Accident and health reserves......................    12,978         12,498
   Life insurance reserves...........................       944            970
   Current portion of capital lease obligation.......       257            487
   Accounts payable and accrued expenses.............     5,818          9,386
                                                       --------       --------
     Total current liabilities.......................    26,547         31,081
 Deferred income taxes...............................    40,013         27,148
 Life insurance reserves.............................     7,543          7,711
                                                       --------       --------
 Capital lease obligation, net of current portion....       375            659
                                                       --------       --------
     Total liabilities...............................    74,478         66,599
                                                       --------       --------
 Stockholders' equity:
   Preferred stock, $1 par value; authorized 400
   shares; 3 issued and outstanding as follows:
    $3.00 Cumulative Convertible Preferred Stock, 3
    shares authorized, issued and outstanding at
    September 30, 1999 and December 31, 1998;
    liquidation value of $55.........................         3              3
   Special preferred stock, $1 par value; authorized
    500 shares, issued and outstanding in one series
    designated as follows:
     $1.00 Non-Cumulative Special Preferred Stock,
     18 shares authorized, issued and outstanding at
     September 30, 1999 and December 31, 1998;
     liquidation value of $240.......................        18             18
   Common stock, $.01 par value; 100,000 shares
     authorized; 24,495 and 24,321 issued at
     September 30, 1999 and December 31, 1998........       245            243
   Capital in excess of par value....................    58,415         55,241
   Retained earnings.................................    78,045         49,528
   Accumulated other comprehensive income:
    Unrealized losses on investments.................    (1,246)           (24)
  Less: Treasury stock at cost; 1,547 and 797 shares
   held at September 30, 1999 and December 31, 1998,
   respectively .....................................   (23,535)        (3,705)
                                                       --------       --------
    Total stockholders' equity.......................   111,945        101,304
                                                       --------       --------
     Total liabilities and stockholders' equity......  $186,423       $167,903
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

                                PRE-PAID LEGAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                         (Amounts in 000's, except per share amounts)
                                         (Unaudited)




                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
Revenues:
  Membership premiums.................................... $112,071    $ 78,443
  Product sales..........................................    4,426      23,437
  Associate services.....................................   16,201      11,810
  Interest income........................................    2,665       1,881
  Other..................................................    6,204       1,929
                                                          --------    --------
                                                           141,567     117,500
                                                          --------    --------
Costs and expenses:
  Membership benefits....................................   37,388      25,893
  Product costs..........................................    2,899      14,321
  Commissions............................................   26,200      17,299
  General and administrative.............................   13,938      17,971
  Associate services and direct marketing................   10,637      10,518
  Depreciation and amortization..........................    2,372       2,025
  Premium taxes..........................................    1,090         908
  Other..................................................    3,160           -
                                                          --------    --------
                                                            97,684      88,935
                                                          --------    --------

Income before income taxes...............................   43,883      28,565
Provision for income taxes...............................   15,359      10,269
                                                          --------    --------
Net income...............................................   28,524      18,296
Less dividends on preferred shares.......................        7           7
                                                          --------    --------
Net income applicable to common stockholders............. $ 28,517    $ 18,289
                                                          ========    ========

Basic earnings per common share.......................... $   1.23    $    .78
                                                          ========    ========
Diluted earnings per common share........................ $   1.21    $    .77
                                                          ========    ========



The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
         Net income........................................ $ 28,524  $ 18,296
                                                            --------  --------

         Other comprehensive income (loss), net of tax:
           Unrealized gains (losses) on investments:
           Unrealized holding gains (losses) arising
          during period...................................    (1,222)        -
                                                            --------  --------
         Other comprehensive income (loss).................   (1,222)        -
                                                            --------  --------
         Comprehensive income.............................. $ 27,302  $ 18,296
                                                            ========  ========







The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)




                                                           Three Months Ended
                                                              September 30,
                                                          --------------------
                                                             1999       1998
                                                          ---------   --------
Revenues:
  Membership premiums....................................  $ 39,748   $ 28,105
  Product sales..........................................     1,256      6,102
  Associate services.....................................     5,832      4,093
  Interest income........................................       897        819
  Other..................................................     1,292        690
                                                           --------   --------
                                                             49,025     39,809
                                                           --------   --------
Costs and expenses:
  Membership benefits....................................    13,764      9,297
  Product costs..........................................       790      3,711
  Commissions............................................     9,819      6,422
  General and administrative.............................     4,428      5,074
  Associate services and direct marketing................     3,676      3,306
  Depreciation and amortization..........................       688        823
  Premium taxes..........................................       389        277
  Other..................................................       285          -
                                                           --------   --------
                                                             33,839     28,910
                                                           --------   --------

Income before income taxes...............................    15,186     10,899
Provision for income taxes...............................     5,316      4,288
                                                           --------   --------
Net income...............................................     9,870      6,611
Less dividends on preferred shares.......................         2          2
                                                           --------   --------
Net income applicable to common stockholders.............  $  9,868   $  6,609
                                                           ========   ========

Basic earnings per common share..........................  $    .43   $    .28
                                                           ========   ========
Diluted earnings per common share........................  $    .42   $    .28
                                                           ========   ========



The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                           Three Months Ended
                                                              September 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------

        Net income........................................ $  9,870   $  6,611
                                                           --------   --------


        Other comprehensive income (loss), net of tax:
           Unrealized gains (losses) on investments:
            Unrealized holding gains (losses) arising
          during period...................................     (218)         -
                                                           --------   --------
         Other comprehensive income (loss)................     (218)         -
                                                           --------   --------
         Comprehensive income............................. $  9,652   $  6,611
                                                           ========   ========




The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)



                                                            Nine Months Ended
                                                              September 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------

Cash flows from operating activities:
Net income...............................................  $ 28,524   $ 18,296
Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
  Provision for deferred income taxes....................    13,536     10,269
  Depreciation and amortization..........................     2,372      2,025
  Increase in accrued Membership income..................      (412)      (649)
  Increase in Membership commission advances.............   (27,384)   (18,560)
  Increase in other assets...............................      (354)      (601)
  Decrease (increase) in inventories.....................       750       (742)
  Decrease increase in prepaid product commissions.......       774        676
  Increase in amount due from coinsurer..................      (480)         -
  Increase in accident and health reserves...............       480          -
  Decrease in life insurance reserves....................      (194)         -
  Decrease in deferred product revenue...................    (2,198)      (588)
  Increase in Membership benefits........................     1,008        810
  Decrease in accounts payable and accrued expenses......    (3,568)    (2,146)
                                                           --------   --------
     Net cash provided by operating activities...........    12,854      8,790
                                                           --------   --------

Cash flows from investing activities:
  Additions to property and equipment and production         (1,367)    (2,930)
  costs, net.............................................
  Purchases of investments - Available-for-sale..........    (2,605)   (26,857)
  Maturities of investments - Available-for-sale.........    16,255      3,950
  Purchases of investments - Investment pledged..........    (5,455)      (150)
  Maturities of investments - Investments pledged........       730          -
                                                           --------   --------
     Net cash provided by (used in) investing activities.     7,558    (25,987)
                                                           --------   --------

Cash flows from financing activities:
  Proceeds from sales of common stock....................     3,176      1,900
  Purchases of treasury stock............................   (19,830)    (1,528)
  Dividends paid on preferred stock......................        (7)        (7)
  (Decrease) increase in capital lease obligations.......      (514)       483
                                                           --------   --------
     Net cash (used in) provided by financing activities.   (17,175)       848
                                                           --------   --------

Net increase (decrease) in cash .........................     3,237    (16,349)
Cash and cash equivalents at beginning of period.........     8,604     27,722
                                                           --------   --------
Cash and cash equivalents at end of period...............  $ 11,841   $ 11,373
                                                           ========   ========

Supplemental disclosure of cash flow information:
  Cash paid for interest.................................  $     20   $     11
                                                           ========   ========
  Cash paid for income taxes.............................  $  1,928   $      -
                                                           ========   ========





The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   BASIS OF PRESENTATION

        The consolidated balance sheet as of September 30, 1999, and the related statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998 and the statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included. As a result of the 1998 fourth quarter acquisition of TPN, Inc. ("TPN") that was accounted for as a pooling of interests, the 1998 periods have been restated to include the operating results of TPN.

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

        Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that it holds no material derivative instruments at September 30, 1999.

2.   CONTINGENCIES

        During February 1999, a suit was filed against the Company by a building owner seeking to recover unspecified damages and attorneys' fees for an alleged breach of a lease agreement between the owner and TPN. Management intends to vigorously contest this suit and believes that any loss resulting from the suit would not have a material impact on the Company's financial position, results of operations or cash flows.

        The Company is a named defendant in certain other lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial position, results of operations or cash flows.

3.   STOCK REPURCHASES

        The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 1,250,000 shares during three subsequent board meetings. At November 5, 1999, the Company had repurchased 1,162,800 shares under these authorizations for a total consideration of $29.4 million, an average price of $25.31 per share.

4.   EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the respective periods.

        Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The $3.00 cumulative convertible preferred stock is considered to be a dilutive common stock equivalent for the three-month and nine-month periods ending September 30, 1999, but would be anti-dilutive, and therefore was not considered in the 1998 periods. The special preferred stock is considered to be a dilutive common stock equivalent for all periods and the number of shares issuable on conversion of the $3.00 cumulative convertible preferred stock and the Special Preferred stock is added to the weighted average number of common shares in the applicable periods. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to be purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        The Company reported net income applicable to common stockholders of $28.5 million, or $1.21 per diluted common share, for the nine months ended September 30, 1999, up 56% from net income applicable to common stockholders of $18.3 million, or $.77 per diluted common share, for the same period of 1998. The increase in the net income applicable to common stockholders for the 1999 period is primarily the result of increased Membership premiums for 1999 as compared to 1998 which more than offset an 81% decline in product sales.

        Membership premiums totaled $112.1 million during the nine months ended September 30, 1999 compared to $78.4 million for the same period of 1998, an increase of 43%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the persistency, or renewal rate, of existing Memberships. New Membership sales increased 38% during the nine months ended September 30, 1999 to 376,424 from 273,048 during the comparable period of 1998. At September 30, 1999, there were 759,341 active Memberships in force compared to 546,358 at September 30,1998. Additionally, the average annual premium per Membership has increased from $227 for all Memberships in force at September 30,1998 to $236 for all Memberships in force at September 30, 1999, a 4% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owner's Legal Solution Plan. The Business Owner's Legal Solution Plan sells for $75 per month for those businesses with employees of 50 or less and $125 per month for those businesses with 51 to 99 employees.

        As a result of a larger portion of new members joining in the latter part of the 1999 3rd quarter compared to the 1999 2nd quarter together with lower Canadian premiums per membership (when expressed in equivalent U.S. dollars) which also began in the 1999 3rd quarter, the sequential new Membership growth of 9.6% during the 1999 3rd quarter from the 1999 2nd quarter exceeded the sequential 3.1% Membership premium growth for the same period. The Company believes that over time, Membership premiums generally will grow as fast or faster than new members as the overall average premium continues to increase.

        Product sales declined 81% from $23.4 million for the first nine months of 1998 to $4.4 million during the same period of 1999 primarily due to the concentration on Membership sales as opposed to the sale of goods and services subsequent to the acquisition of TPN. The trend of declining product sales is expected to continue as the array of goods and services previously available for sale through TPN is significantly narrowed and sales efforts are focused on the sale of new Memberships and the recruitment of new sales associates.

        Associate services revenue increased 37% from $11.8 million for the first nine months of 1998 to $16.2 million during the same period of 1999 primarily as a result of the Company's combination classroom and field training program, titled Fast Start to Success ("Fast Start"). Fast Start is aimed at increasing the level of new Membership sales per associate. This program resulted in the Company receiving training fees of approximately $8.4 million during the first nine months of 1999 compared to $6.1 million for the comparable period of 1998. The positive impact of the program is reflected in the increase in new Memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes prior to April 1, 1999, the new associate must write three new Memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. Effective April 1, 1999, in order to be deemed successful for Fast Start purposes, in addition to attending Fast Start training, the new associate must write three new Memberships and recruit three new sales associates within 60 days of the associate's effective date. Beginning July 26, 1999, the new associate may also qualify for Fast Start by writing 5 new memberships within the 60-day timeframe. The $8.4 million in training fees was comprised of $184 from each of approximately 45,668 new sales associates who elected to participate in Fast Start during the first nine months of 1999. New associates enrolled during the first nine months of 1999 were 68,035 compared to 46,530 for the same period of 1998, an increase of 46%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

        Interest income for the nine months ended September 30, 1999 increased 42% to $2.7 million from $1.9 million for the comparable period of 1998. Interest income increased primarily as a result of increased commission advances that, under certain circumstances, incur an interest charge at prime rate. At September 30, 1999 the Company reported $42.5 million in cash and investments compared to $41.5 million at September 30,1998.

        Other income for the nine months ended September 30, 1999 increased 226% to $6.2 million from $1.9 million for the comparable period of 1998. Included in other income for the 1999 period was a realized gain on the sale of investments of $700,000 and $2.8 million in life insurance premiums and life reinsurance ceded related to Universal Fidelity Life Insurance Company ("UFL"). The Company acquired UFL during the fourth quarter of 1998 in a transaction that was accounted for as a purchase. UFL also sells accident and health insurance. The Company has coinsured 100% of UFL's accident and health policy liabilities pursuant to a coinsurance agreement. During the nine months ended September 30, 1999, accident and health premiums earned and ceded were $8.6 million.

        As a result of the increases in all categories except for product sales, total revenues increased to $141.6 million for the nine months ended September 30, 1999 from $117.5 million during the comparable period of 1998, an increase of 21%.

        Membership benefits totaled $37.4 million for the nine months ended September 30, 1999 compared to $25.9 million for same period of 1998, and represented 33% of Membership premiums for both the 1999 and 1998 periods. This loss ratio (Membership benefits as a percentage of Membership premiums) should remain near 33%-35% as the portion of active Memberships that provide for a capitated benefit continues to increase.

        Product costs declined approximately $11.4 million, or 80%, during the nine months ended September 30, 1999 to $2.9 million from $14.3 million for the comparable period of 1998 in conjunction with the 81% decline in product sales. Product costs as a percentage of product sales were 66% for the nine months ended September 30, 1999 as compared to 61% for the same period of 1998. Product costs are expected to decline proportionately as product sales decline as more emphasis is placed on Membership sales and the recruitment of sales associates rather than the sale of goods and services.

        Commission expense was $26.2 million for the nine months ended September 30, 1999 compared to $17.3 million for the same period of 1998, and represented 23% and 22% of Membership premiums for 1999 and 1998, respectively. Commission expense increased to 23% for the first nine months of 1999 primarily as a result of an increase of $550,000 in the allowance for uncollectible commission advances. Commission expense, as a percentage of Membership premiums, should remain near 23%-25% in future periods based on the Company's current commission structure.

        General and administrative expenses during the nine months ended September 30, 1999 and 1998 were $13.9 million and $18.0 million, respectively, and represented 10% and 15% of total revenues for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of total revenues as a result of certain economies of scale and the integration of TPN and UFL operations.

        Associate services and direct marketing expenses increased minimally, to $10.6 million for the first nine months of 1999 from $10.5 million for the same period of 1998 primarily as a result of the introduction of sales materials for which the Company incurs no cost but receives a royalty for the sale of such materials. Fast Start bonuses paid were approximately $4.3 million during the 1999 period compared to $4.8 million in the same period of 1998. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

        Depreciation and amortization increased from $2.0 million during the first nine months of 1998 to $2.4 million for the first nine months of 1999. This increase was primarily due to increased amortization of production costs by $425,000. Premium taxes increased to $1.1 million for the first nine months of 1999 from $908,000 for the same period of 1998 as a result of increased premiums.

        Other expenses represent the operating expenses of UFL. The amount reported for the first nine months of 1999 was $3.2 million. The results of operations of UFL for the first nine months of 1999 were $824,000 in net income. UFL had revenues of approximately $4.4 million consisting of $2.8 million of life insurance premiums and life reinsurance ceded, $900,000 of interest income and $700,000 gain on the sale of investments, offset by expenses of $1.4 million in life insurance claims and $1.8 million in general operating expenses.

        The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of Membership premiums and product sales, was 35% for the nine months ended September 30, 1999 compared to 36% for the nine months ended September 30,1998. The product cost ratio, which represents product costs as a percentage of product sales, was 66% for the nine months ended September 30, 1999 compared to 61% for the same period of 1998. The loss ratio, product cost ratio and the expense ratio do not measure total profitability because they do not take into account all revenues and expenses.

        The Company has recorded a provision for income taxes of $15.4 million (35% of pretax income) for the first nine months of 1999 compared to $10.3 million (36% of pretax income) for the same period of 1998.

        Dividends paid on outstanding preferred stock were $7,000 for each of the nine-month periods ended September 30, 1999 and 1998.

Third Quarter of 1999 Compared to the Third Quarter of 1998

        The results of operations in the third quarter of 1999, compared to the third quarter of 1998, reflect increases in revenues and expenses primarily as a result to the same factors discussed in the comparison of the first nine months of 1999 to the first nine months of 1998.

        Total revenues increased 23%, or approximately $9.2 million, to $49.0 million in the third quarter of 1999 compared to $39.8 million in the third quarter of 1998, primarily as a result of increases in Membership premiums. The Membership premium increase of 41% primarily resulted from an increase in the number of average active Memberships during the third quarter of 1999 compared to the similar period in 1998.

        Membership benefits totaled $13.8 million in the 1999 third quarter compared to $9.3 million in the 1998 third quarter and resulted in a loss ratio of 35% and 33%, respectively. The increase in the loss ratio for the third quarter of 1999 was due primarily to the replacement of one of the Company's provider law firms. Pending the resolution of litigation with this provider firm, the Company paid to an escrow account the per capita payment for 60 days while also paying the replacement provider law firm. The Company's expense ratio for the third quarter of 1999 and 1998, was 36% and 34%, respectively. This resulted in a combined loss and expense ratio of 71% and 67%, respectively. The combined ratio does not measure total profitability because it does not taken into account all revenues and expenses.

        The above factors resulted in a 1999 third quarter net income applicable to common stockholders of $9.9 million, or $.42 per share, diluted, compared to $6.6 million, or $.28 per share, for the third quarter of 1998, and an increase of 50%.

Liquidity and Capital Resources

        General
        Consolidated net cash provided by operating activities was $12.9 million for the first nine months of 1999 compared to cash provided of $8.8 million for the 1998 period. The increase of $4.1 million in cash provided by operating activities during the first nine months of 1999 compared to the same period of 1998 resulted primarily from an increase in net income of $10.2 million, an increase in deferred income taxes of $3.2 million and a decrease in inventories of $1.5 million, reduced by increases in Membership commission advances of $8.8 million related to the increase in new Membership enrollments, the decrease in deferred product revenue of $1.6 million and the decrease in accounts payable and accrued expenses of $1.5 million.

        Consolidated net cash provided by investing activities was $7.6 million for the first nine months of 1999 compared to net cash used in investing activities of $26.0 million for the comparable period of 1998. This $33.6 million increase in cash provided by investing activities resulted primarily from the $32.0 million change in net investment activity comprised of net investment proceeds during the first nine months of 1999 of $8.9 million compared to net investment purchases of $23.1 million for the comparable period of 1998.

        Net cash used in financing activities during the first nine months of 1999 was $17.2 million compared to net cash provided by financing activities of $848,000 for the comparable period of 1998. This $18.0 million change was comprised of $1.3 million in additional proceeds during the 1999 period over the 1998 period from the exercise of common stock options but more than offset by the $19.8 million use of cash to purchase treasury stock during the first nine months of 1999.

        The Company had a consolidated working capital surplus of $35.9 million at September 30, 1999, an increase of $14.7 million compared to a consolidated working capital of $21.2 million at December 31, 1998 and an increase of $3.6 million, compared to the September 30, 1998 working capital of $32.3 million. The $14.7 million increase in working capital during the first nine months of 1999 was primarily the result of decreases in accounts payable and accrued expenses of $3.6 million, decrease in deferred product revenue of $2.2 million and increases in the current portion of Membership commission advances of $7.9 million. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

        The Company generally advances significant commissions at the time a Membership is sold. During the nine months ended September 30, 1999, the Company advanced commissions of $52.3 million on new Membership sales compared to $34.9 million for the same period of 1998. Since approximately 93% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Commission advances were reduced by earned commissions of $24.4 million and $16.3 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The Company assesses collectibility quarterly and has recorded an allowance of $4.5 million to provide for estimated uncollectible balances, which includes an increase in the allowance of $550,000 during the nine months ended September 30, 1999.

        The Company has no outstanding material financial commitments and believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of unpledged cash and investments at September 30, 1999 of $37.7 million.

        Parent Company Funding and Dividends
        Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states or provinces which regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, UFL and PPLSIF. The ability of PPLCI, UFL and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI, UFL and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI and UFL are required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million for PPLCI. Additional capital requirements of PPLCI, UFL or PPLSIF, if needed, would be funded by the Company in the form of capital contributions or surplus debentures. The Company does not expect such restrictions to have a material adverse impact on its ability to fund daily operations.

        On October 26, 1999, PPLCI declared an ordinary dividend to the Company in the amount of $8.0 million, which was subsequently paid on November 4, 1999.

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

        Testing and conversion of system applications commenced during 1993 and was substantially completed during 1998. Testing of the Company's information technology systems (as modified for Year 2000 issues) with system dates set beyond January 1, 2000 occurred in February and September 1999 to further ensure Year 2000 compliance. Costs incurred in prior periods have been immaterial and expensed as incurred and the remaining total cost of the Company's remediation efforts is expected to be approximately $25,000, substantially all of which will be incurred during the last quarter of 1999. Year 2000 costs will continue to be funded out of cash flow from operations. A significant portion of the Company's Year 2000 remediation plan has been and will continue to be accomplished by the Company's internal programming staff and while such efforts will continue to result in concentration on Year 2000 programming, these costs are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources. Although concentration on Year 2000 compliance has delayed other programming projects, such delays have not had and are not expected to have a material adverse impact on the Company's financial condition and results of operations.

        The Company is also exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. Further, the Company must rely on other entities such as the Federal Reserve and its member banks whose Year 2000 readiness efforts it does not control. The Company relies on such entities for the timely processing of its monthly Automated Clearing House transactions and credit card transactions. Should these entities fail in their efforts to become Year 2000 compliant, the Company would immediately convert to monthly invoices until such time as all necessary entities become Year 2000 compliant. Although such actions would be inconvenient and more costly to process, it is not expected to materially affect the Company's long term business outlook. The Company has initiated a comprehensive program to assess the Year 2000 compliance of its key vendors and service providers in order to determine the extent to which the Company is vulnerable to such third parties that fail to remedy their own Year 2000 issues. In this regard, the Company has initiated formal communications with its significant vendors and financial institutions to assess their Year 2000 readiness. No material costs related to Year 2000 compliance efforts by the Company regarding such third parties have been incurred to date. To date these efforts have not revealed any vendor or service provider Year 2000 issue that the Company believes would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its vendors or service providers will be Year 2000 ready, and the inability of vendors or service providers to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company's financial position or results of operations

        The   Company   presently   believes   based   on  its   knowledge   and
representations of third parties that the Year 2000 issue will not pose significant operational problems for the Company.

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

        As of September 30, 1999, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                        Estimated
                                                                                       fair value
                                                                  Hypothetical            after
                                                                   change in           hypothetical
                                           Fair value at         interest rate          change in
                                         September 30, 1999    (bp=basis points)         interest
                                                                                           rate
                                        --------------------  --------------------     ------------
                                                             (Dollars in thousands)
Fixed-maturity investments (1)..........     $ 27,579           100 bp increase         $ 26,035
                                                                200 bp increase           24,854
                                                                50 bp decrease            27,841
                                                                100 bp decrease           28,414

--------------------
(1)  Excluding short-term investments with a fair value of $3.1 million.

        The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 1999 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $3.0 million at that date.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

             No.         Description
             11.1        Statement Regarding Computation of Per Share Earnings

             27.1        Financial Data Schedule (EDGAR Version Only)

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PRE-PAID LEGAL SERVICES, INC.





Date: November 12, 1999                       /s/ HARLAND C. STONECIPHER
                                              ----------------------------------
                                              Harland C. Stonecipher
                                              Chairman   and   Chief   Executive
                                              Officer
                                              (Principal Executive Officer)

Date: November 12, 1999                       /s/ RANDY HARP
                                              ----------------------------------
                                              Randy Harp
                                              Chief Financial Officer and
                                              Chief Operating Officer
                                              (Principal Financial Officer)

Date: November 12, 1999                       /s/ KATHLEEN S. PINSON
                                              ----------------------------------
                                              Kathleen S. Pinson
                                              Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


 No.                           Description

 11.1       Statement Regarding Computation of Per Share Earnings

 27.1       Financial Data Schedule (EDGAR Version Only)