Form 10-K
period 1999-12-31
PRE PAID LEGAL SERVICES INC
filed 2000-03-21
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 1-9293
               --------------------------------------------------------------

                               PRE-PAID LEGAL SERVICES, INC.
                   (Exact name of registrant as specified in its charter)

                    Oklahoma                                 73-1016728
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                  321 East Main
                  Ada, Oklahoma                                 74820
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code:  (580) 436-1234

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                      Name of each exchange on
               Title of each class                        which registered
               -------------------                        ----------------
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

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of the filing: As of March 15, 2000 - $497,803,736.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 15, 2000 there were 22,554,143 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
   Portions of the Company's definitive proxy statement for its 2000 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.

                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the year ended December 31, 1999

                                TABLE OF CONTENTS
PART I.

ITEM 1.  DESCRIPTION OF BUSINESS
         General
         Acquisition of TPN, Inc. d.b.a. The Peoples Network
         Acquisition of Universal Fidelity Life Insurance Company
         Industry Overview
         Description of Memberships
         Specialty Legal Service Plans
         Provider Law Firms
         Marketing
         Operations
         Quality Control
         Competition
         Regulation
         Employees
         Foreign Operations

ITEM 2.  DESCRIPTION OF PROPERTY

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
         Market Price of and Dividends on the Common Stock
         Recent Sales of Unregistered Securities

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         General
         Results of Operations:
            Comparison of 1999 to 1998
            Comparison of 1998 to 1997
         Liquidity and Capital Resources

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

PART III.
----------


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

SIGNATURES .......................................................

**  Information  required  by Part III is  incorporated  by  reference  from the
Company's   definitive   proxy   statement  for  its  2000  annual   meeting  of
shareholders.

                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999


Forward-Looking Statements
--------------------------
      All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of December 31, 1999 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Memberships, Membership persistency, regulation and competition risks and the risk relating to the continued active participation of its principal executive officer, Harland C. Stonecipher. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General

      Pre-Paid Legal Services, Inc. was one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. The Company's predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, the Company was formed and acquired its predecessor in a stock exchange. The Company began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 the Company implemented a legal expense benefit which provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. The Company's legal expense plans (referred to as "Memberships") currently provide for or reimburse a portion of the legal fees associated with a variety of legal services in a manner similar to medical reimbursement plans. At December 31, 1999, the Company had 827,979 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario and British Columbia. Approximately 90% of such Memberships were in 28 states and the Canadian province of Ontario.

Acquisition of TPN, Inc. d.b.a. The Peoples Network ("TPN")

      TPN was merged into the Company effective October 2, 1998. Since its inception in 1994, TPN had marketed personal and home care products, personal development products and services together with PRIMESTAR(R) satellite subscription television service to its members through a network marketing sales force. TPN had a sales force of approximately 30,000 distributors at the time of the acquisition of which approximately 13,000 immediately became Company sales associates after the acquisition. The personal development products and services are delivered to the sales force and subscribers via the Company's own channel known as the "SUCCESS CHANNEL" on the PRIMESTAR(R) digital satellite network. The acquisition of TPN greatly enhanced the Company's ability to communicate with the combined sales force via the "SUCCESS CHANNEL." The Company has utilized this communications platform for recruiting new sales associates, sales training, motivation, personal development and product sales. The ability to communicate with people in their homes or offices via digital satellite broadcasting technology has furthered the Company's recruiting and training of new sales associates as well as existing associates. The acquisition qualified as a "pooling of interests" for financial reporting purposes and accordingly the 1995 through 1998 financial information contained herein has been restated to include the operating results of TPN.

Acquisition of Universal Fidelity Life Insurance Company

      The Company completed its acquisition of Universal Fidelity Life Insurance Company ("UFL") on December 30, 1998. UFL, based in Duncan, Oklahoma, was a subsidiary of Pioneer Financial Services, Inc. ("Pioneer"), which is a member of the Conseco group of companies. As part of the transaction, Pioneer Life
Insurance Company, a wholly-owned subsidiary of Pioneer, entered into a 100% coinsurance agreement with UFL assuming all of the assets and liabilities relating to Medicare supplement and health care business written by UFL. UFL retained its existing life insurance business with 1999 annual premiums of approximately $1 million and has continued to provide claims processing for the coinsured Medicare supplement and health care policies and receive full cost reimbursement for such services. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The acquisition of UFL was accounted for using the purchase method of accounting for business combinations.

      The transaction has not had a material effect on the Company's operating results. UFL continues to market new life and Medicare supplement and health insurance policies through existing general agency relationships, retaining the new life insurance business and coinsuring the Medicare supplement and health policies in their entirety to Pioneer. UFL's operations are fully self-contained and are supported as necessary by the Company's various operating departments.

      Due to the acquisition of UFL, the Company now has two reportable segments (legal service plans and life insurance) that have separate operating teams and infrastructures and that offer different products and services. See Notes to Consolidated Financial Statements, Note 15 for summarized financial information concerning the Company's reportable segments.

      Since the acquisition of UFL, the Company has been working with Conseco to develop a cooperative marketing alliance designed to allow Conseco's agents to offer the Company's legal plans to their customers. It is expected that Conseco will focus primarily on their existing group accounts. The UFL acquisition provided the Company with a potentially significant new marketing partner as well as an opportunity to manufacture specialty insurance products for the benefit of its sales associates.

Industry Overview

      Legal service plans, while used in Europe for many years, were first developed in the United States in the late 1960s. Since that time, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. According to estimates developed by the National Resource Center for Consumers of Legal Services ("NRC") during 1999, there were 115 million Americans entitled to service through at least one legal service plan, compared to 4 million in 1981, 15 million in 1985, 58 million in 1990 and 98 million in 1996. The legal service plan industry continues to evolve and market acceptance of legal service plans, as indicated by the continuing growth in the number of individuals covered by plans, is increasing.

      Legal service plans are offered through various organizations and marketing methods and contain a wide variety of benefits. The types of plans offered include "free" plans that generally provide limited benefits on an automatic enrollment basis without any direct cost to the individual user. Free plans include those sponsored by labor unions, the American Association of Retired Persons, the National Education Association and military services according to NRC estimates, accounted for approximately 57% of covered persons in 1999. The NRC estimates that an additional 27% are covered by employee assistance plans that are also automatic enrollment plans without direct cost to participants designed to provide limited telephonic access to attorneys for members of employee groups. Employer paid plans pursuant to which more comprehensive benefits are offered by the employer as a fringe benefit are estimated by the NRC to account for approximately 5% of covered persons in 1999.

      According to the NRC, the remaining covered persons in 1999 were covered by individual enrollment plans, other employment based plans, including voluntary payroll deduction plans, and miscellaneous plans. These plans were estimated by the NRC to account for approximately 11% of the market in 1999 and represent the market segment in which the Company primarily competes. According to the NRC, these plans typically have more comprehensive benefits, higher utilization, involve higher costs to participants, and are offered on an individual enrollment or voluntary basis.

      Of the current work force covered by legal service plans, only 8% was estimated by the NRC to be covered by plans having benefits comparable to those provided by the Company's Memberships. Accordingly, the Company believes that significant opportunities exist for successful marketing of the Company's Memberships to employee groups and other individual consumers.

Description of Memberships

      The Company has offered legal services under two types of Memberships: closed panel and open panel. Since 1987, substantially all of the Memberships sold by the Company have been closed panel Memberships that allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice.
Because the fixed fee payments by the Company to provider law firms in connection with closed panel plans do not vary based on the type and amount of benefits utilized by the member, the closed panel plans provide significant advantages to the Company in managing claims risk. At December 31, 1999, closed panel Memberships comprised approximately 97% of the Company's active Memberships. Prior to 1987, the Company sold primarily open panel Memberships which allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees.

      Family Legal Plan
      The Family Legal Plan currently marketed in most jurisdictions by the Company consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for approximately 95% of the outstanding Memberships at December 31, 1999. In addition to the Family Legal Plan, the Company markets other specialized legal services products specifically related to employment in certain professions described below

      In 12 states, the Company's plans are available in the Spanish language. For the Spanish language plans, the provider law firms have both bilingual staff and lawyers and the Company has bilingual staff for both customer service and marketing service functions. The Company will continue to evaluate making its plans available in additional languages in markets where demand for such a product is expected to be sufficient to justify this additional cost.

      In exchange for a fixed monthly, semi-annual or annual payment, members are entitled to specified legal services. Those individuals covered by the Membership include the individual who purchases the Membership along with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students. Also included are children up to age 18 for whom the member is legal guardian and any dependent child, regardless of age, who is mentally or physically disabled. Each Membership, other than the Business Owners' Legal Solutions Plan, is guaranteed renewable, except in the case of fraud or nonpayment of Membership fees. Historically, the Company has not raised rates to existing members. If new benefits become available, existing members may choose the newer, more comprehensive plan at a higher rate or keep their existing Memberships. Memberships are automatically renewed at the end of each Membership period unless the member cancels prior to the renewal date or fails to make payment on a timely basis.

      The basic legal service plan Membership is sold as a package consisting of five separate benefit groups. Memberships range in cost from $10.00 to $26.00 per month depending in part on the schedule of benefits, which may vary from state or province in compliance with regulatory requirements. Benefits for most corporate and commercial matters are excluded from open panel Memberships. Benefits for domestic matters, bankruptcy and drug and alcohol related matters are limited in most Memberships.

      Preventive Legal Services. These benefits offer unlimited toll-free access to a member's provider law firm for advice and consultation on any legal matter. These benefits also include letters and phone calls on the member's behalf, review of personal contracts and documents, each up to 10 pages in length, last will and testament preparation for the member and annual will reviews at no additional cost.

      When these benefits are offered on the open panel plan basis, they permit half-hour consultations for personal legal matters with the lawyer of choice and pay a lawyer's reasonable fee for covered consultations. This benefit, however, does not provide for a duplication of services previously billed relating to the same matter per Membership in a 90-day period. The member is responsible for any fees incurred as a result of legal work in addition to the half-hour consultation or legal assistance provided under this benefit.

      Automobile Legal Protection. These benefits offer legal assistance for matters resulting from the operation of a licensed motor vehicle. Members have assistance available to them at no additional cost for: (a) defense in the court of original jurisdiction of moving traffic violations deemed meritorious, (b) defense in the court of original jurisdiction of any charge of manslaughter, involuntary manslaughter, vehicular homicide or negligent homicide as the result of a licensed motor vehicle accident, (c) up to 2.5 hours of assistance per incident for collection of minor property damages (up to $2,000) sustained by the member's licensed motor vehicle in an accident, (d) up to 2.5 hours of assistance per incident for collection of personal injury damages (up to $2,000) sustained by the member or covered family member while driving, riding or being struck as a pedestrian by a motor vehicle, and (e) up to 2.5 hours of assistance per incident in connection with an action, including an appeal, for the maintenance or reinstatement of a member's driver's license which has been canceled, suspended, or revoked. No coverage under this benefit of the basic legal service plan is offered to members for pre-existing conditions, drug or alcohol related matters, or for commercial vehicles over two axles or operation without a valid license.

      Trial Defense. These benefits offer assistance to the member and the member's spouse through an increasing schedule of benefits based on Membership year. Up to 60 hours are available for the defense of civil or job-related criminal charges by the provider law firm in the first Membership year. The criminal action must be within the scope and responsibility of employment activities of the member or spouse. Up to 2.5 hours of assistance are available prior to trial, and the balance is available for actual trial services. The schedule of benefits under this benefit area increases by 60 hours each Membership year to: 120 hours in the second Membership year, 3 hours of which are available for pre-trial services; 180 hours in the third Membership year,
3.5 hours of which are available for pre-trial services; 240 hours in the fourth Membership year, 4 hours of which are available for pre-trial services, to the maximum limit of 300 hours in the fifth Membership year, 4.5 hours of which are available for pre-trial services. This benefit excludes domestic matters, bankruptcy, deliberate criminal acts, alcohol or drug-related matters, business matters, and pre-existing conditions.

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

      IRS Audit Protection Services. This benefit offers up to 50 hours of legal assistance per year in the event the member, spouse or dependent children receive written notification of an Internal Revenue Service ("IRS") audit or are summoned in writing to appear before the IRS concerning a tax return. The 50 hours of assistance are available in the following circumstances: (a) up to 1 hour for initial consultation, (b) up to 2.5 hours for representation in connection with the audit if settlement with the IRS is not reached within 30 days, and (c) the remaining 46.5 hours of actual trial time if settlement is not achieved prior to litigation. Coverage is limited to audit notification received regarding the tax return for years during which the Membership is effective. Representation for charges of fraud or income tax evasion, business and corporate tax returns and certain other matters are excluded from this benefit.

      With pre-trial benefits limited to 2.5 hours to 4.5 hours based on the Membership year for trial defense (without the pre-trial option described) and
3.5 hours for the IRS audit benefit, these benefits do not ensure complete pre-trial coverage. In order to receive additional pre-trial IRS audit or trial defense benefits, a matter must actually proceed to trial. The costs of pre-trial preparation that exceed the benefits under the Membership are the responsibility of the member. Provider law firms under the closed panel Membership have agreed to provide to members any additional pre-trial services beyond those stipulated in the Membership at a 25% discount from the provider law firm's customary and usual hourly rate.

      The automobile related benefits, trial defense benefits and IRS audit benefits available on an open panel plan basis provide comparable benefits with limitations based on fees incurred rather than hours of service.

      Preferred  Member  Discount.  Provider  law firms  under the closed  panel
Membership have agreed to provide to members any legal services beyond those stipulated in the Membership at a fee discounted 25% from the provider law firm's customary and usual hourly rate.

      Legal Shield benefit
      The Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis.

      Canadian Family Plan
      The Family Legal plan is currently marketed in the Canadian provinces of Ontario and British Columbia. The Company began operations in these provinces during June and July of 1999, respectively. The plan currently marketed in British Columbia provides primarily the preventive legal services and preferred member discount described above. Benefits of the Ontario plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian membership fees collected during 1999 were approximately $1 million in U.S. dollars. The Company plans to expand operations in other provinces and territories of Canada.

Specialty Legal Service Plans

      In addition to the Family Legal plan described above, the Company also offers other specialty or niche legal service plans. These specialty plans usually contain many of the Family Legal plan benefits adjusted as necessary to meet specific industry or prospective member requirements. In addition to those specialty plans described below, the Company will continue to evaluate and develop other such plans as the need and market allow.

      Commercial Driver Legal Plan
      The Commercial Driver Legal Plan, developed in 1986, is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. This plan provides coverage on a closed panel plan basis for persons who drive a commercial vehicle. This legal service plan is currently offered in 45 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years ended December 31, 1999, 1998 and 1997, this plan accounted for approximately 1.1%, 1.4% and 2.2%, respectively, of Membership fees. The Plan is available at the monthly rate of $35.95 or at a group rate of $32.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations, bail and arrest bonds, and services for family vehicles.

      Law Officers Legal Plan
      The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider law firm and provides legal services associated with administrative hearings. This plan was designed to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly rate of $16.00 or at a group rate of $14.95. The Company has members covered under the Law Officers Legal Plan in 24 states. The Law Officers Legal Plan offers the basic family legal plan benefits described above without the motor vehicle related benefits. These motor vehicle benefits are available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider law firm in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per Membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings are also available to members as a schedule of benefits, which increases with each Membership year. The schedule of benefits is similar to that offered under the Family Legal Plan Trial Defense, including the availability of the optional pre-trial hours described above for an additional $9.00 per month. During the years ended December 31, 1999, 1998 and 1997, the Law Officers Legal Plan accounted for approximately 2.1%, 2.4% and 2.2%, respectively, of the Company's Membership fees.

      Business Owners' Legal Solutions Plan
      The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $75 to $125 depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 29 states and represented approximately 3.8%, 2.8% and 2.1% of the Company's Membership fees during 1999, 1998 and 1997, respectively.

      Home-Based Business Rider
      The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes membership in GoSmallBiz.com.

      Comprehensive Group Legal Services Plan
      The Company introduced in late 1999 the new Comprehensive Group plan, designed for the large group employee benefit market. This new plan provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. The Company expects this plan to improve the Company's competitive position in the large group market during 2000.

Provider Law Firms

      The Company currently markets Memberships on a closed panel basis. Closed panel Memberships allow members to access legal services through a network of independent provider law firms under contract with the Company generally referred to as "provider law firms." Provider law firms are paid a fixed fee on a per capita basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by the Company to provider law firms in connection with closed panel Memberships do not vary based on the type and amount of benefits utilized by the member, the closed panel Memberships provide significant advantages to the Company in managing claims risk. Prior to 1987, the Company sold Memberships on an open panel basis. At December 31, 1999, closed panel Memberships comprised approximately 97% of the Company's active Memberships while open panel Memberships accounted for the remainder.

      Open panel Memberships allow members to locate their own lawyer to provide legal services available under the Membership. Members' lawyers are reimbursed for services rendered according to a payment schedule commonly termed "usual, reasonable, and customary" relevant to the average cost of legal services in their area.

      Provider law firms are selected to serve closed panel plan members based on a number of factors, including recommendations from provider law firms and other lawyers in the area in which the candidate provider law firm is located and in neighboring states, investigation by the Company of bar association standing and client references, evaluation of the education, experience and areas of practice of lawyers within the firm, on-site evaluations by Company management, and interviews with lawyers in the firm who would be responsible for providing services. The vast majority of the Provider firms are "AV" rated by Martindale-Hubbell, the highest rating possible. Martindale-Hubbell has maintained ratings for the legal community for over a century. According to Martindale-Hubbell, its ratings reflect the confidential opinions of bar members and the judiciary, and attest to the individual lawyer's legal ability and adherence to professional standards of ethics. The Company regularly conducts extensive random surveys of members who have used the legal services of the provider law firms, compiles the results of such surveys and immediately notifies the provider law firm of the survey results. If a member indicates that the legal service rendered did not meet his or her expectations, the member is immediately contacted to resolve the issue.

      Each member of the provider law firm rendering services must have at least two years of experience as an lawyer, unless the Company waives this requirement due to special circumstances such as instances when the lawyer demonstrates significant legal experience acquired in an academic, judicial or similar capacity other than as an lawyer. The Company provides continuous training to the provider law firms and their support staff through on-site training that allows the Company to observe the individual lawyers of provider law firm as they directly assist the members.

      Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit the Company to terminate the Agreement for cause immediately upon written notice,
(c) require the firm to maintain a specified minimum amount of malpractice insurance, (d) preclude the Company from interference with the lawyer-client relationship, and (e) provide for periodic review of services provided. The Company is precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, the Company enrolls a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without Company approval. Provider law firms receive a fixed monthly payment for each closed plan member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a closed panel Membership provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership.

      The Company has had occasional disputes with Provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the Provider law firms are owned by the Company so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, the Company believes that its relations with provider law firms are generally good. At the end of 1999, the Company had provider law firms representing 41 states and two provinces compared to 38 states at the end of 1998 and 36 at the end of 1997. During the last three years, the Company's relationships with a total of three provider law firms were terminated by the Company or the provider law firm.

      The Company's agreements with provider law firms require the provider law firms to indemnify the Company against liabilities resulting from legal services rendered by the provider law firm.

Marketing

      Multi-Level Marketing
      The Company markets Memberships through a multi-level marketing program which encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold and are not based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (often as many as 11 others) who are in the line of associates who directly or indirectly recruited the selling associate. The
Company provides training materials, organizes area-training meetings and designates personnel at the home office specially trained to answer questions and inquiries from associates. The Company offers various communication avenues to its sales associates to keep such associates informed of any changes in the marketing of its Memberships. The five primary communication vehicles utilized by the Company to keep its sales associates informed include an interactive voice-mail service, The Connection monthly magazine, the weekly Communication Show that may be viewed on the Primestar satellite system or via the Company's Internet webcasts, an interactive voice response system and the Company's website, prepaidlegal.com.

      Multi-level marketing is primarily used for product marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective purchasers of the product and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 75% of the Company's Memberships in force at December 31, 1999 compared to 76% at December 31, 1998 and 1997. Although other means of payment are available, approximately 56% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft.

      The Company's marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit its sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what the Company perceives to be a growing interest among employers in the value of providing legal service plans to their employees. Memberships sold through employee groups constituted approximately 25% of total Memberships in force at December 31, 1999 compared to 24% at December 31, 1998 and 1997. The majority of employee group Memberships are sold to school systems, governmental entities and businesses. No group accounted for more than 1% of the Company's consolidated revenues from Memberships during 1999, 1998 or 1997.

      Sales associates under the Company's multi-level marketing system are generally engaged as independent contractors and are provided with training materials and are given the opportunity to participate in Company training programs. Sales associates are required to complete a specified training program prior to marketing the Company's Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by the Company prior to use. A substantial number of the Company's sales associates market the Company's Memberships on a part-time basis only. At December 31, 1999, the Company had 204,137 "active" sales associates compared to 159,268 and 123,470 "active" sales associates at December 31, 1998 and 1997, respectively. A sales associate is considered to be "active" if he or she has sold at least three new Memberships per quarter or if he or she retains a personal Membership. During 1999, the Company had 64,611 sales associates who sold at least one Membership, of which 41,121 (64%) made first time sales, compared to 51,026 and 37,404 sales associates producing at least one Membership sale in 1998 and 1997, respectively, of which 34,522 (68%) and 25,909 (69%), respectively, made first time sales.

      The Company derives revenues from services provided to its multi-level marketing sales force, principally from a one-time enrollment fee of $65 from each new sales associate and the sale of marketing supplies and promotional materials to associates. In January 1997, the Company implemented a new self funded combination classroom and field training program, titled Fast Start to Success ("Fast Start"), aimed at increasing the level of new Membership sales per associate. The Fast Start program provides a direct economic incentive to existing associates to help train new recruits. Associates who successfully complete the program by writing three new Memberships and recruiting three new sales associates or by personally selling five new Memberships within 60 days of the associate's start date advance through the various commission levels at a faster rate. Associates in states that require the associate to become licensed will have 60 days from the issue date on their license to complete the same requirements. The program requires a one-time training fee of $184 per new associate, or a total of $249 including the one time enrollment fee of $65 described above, and upon successful completion of the program provides for the payment of certain training bonuses and covers the additional training materials used in the program. Amounts collected from sales associates are intended primarily to offset the Company's direct and indirect costs incurred in recruiting, monitoring and providing materials to sales associates and are not intended to generate material profits from such activities.

      Regional Vice Presidents
      The Company has a group of Regional Vice Presidents ("RVPs") responsible for associate activity in a given geographic region and with the ability to appoint Area Coordinators within the RVP's region. The RVPs have weekly reporting requirements as well as quarterly sales and recruiting goals. The RVP and Area Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and the Company. New products and initiatives will continue to be channeled through the RVPs and Area Coordinators. At December 31, 1999, the Company had 33 RVPs in place.

      Pre-Paid Legal Benefits Association
      The Pre-Paid Legal Benefits Association was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this association is open to sales associates that reach a certain level within the Company's marketing programs who also maintain an active personal legal services membership. The Benefits Association is a separate association not owned or controlled by the Company and is governed by a 16 member Board of Directors, including four officer positions. None of the officers or directors of the Benefits Association serve in any such capacity with the Company. The Benefits Association employs a Director of Associate Benefits as well as a third-party benefits administration company, both paid by the Association. Affinity programs available to members of the Benefits Association include credit cards, long-distance plans including paging, wireless services and Internet service provider offerings, real estate planning programs and a travel club. As determined by its Board of Directors, some of the revenue generated by the Benefits Association through commissions from vendors of the benefit and affinity programs may be used to make open-market purchases of the Company's stock for use in stock awards to Benefit Association members based on criteria established by the Benefits Association. Members of the Benefits Association have access to purchase a variety of nutritional items ranging from vitamins to facial care items and faculty items such as motivational books, tapes and audios ("core products" as discussed below).

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

      The Company has cooperative marketing agreements with the Chicago-based CNA, one of the 10 largest U.S. insurance companies, and Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of the Travelers Group, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. Neither of these arrangements, which were entered into in the 1997 fourth quarter, produced significant Membership fees during 1999. Additionally, the Company is developing a marketing alliance designed to allow the 160,000 agents who represent Carmel, Indiana-based Conseco's insurance companies to offer the Company's legal plans to their customers. It is expected that Conseco will focus primarily on their existing group accounts. This arrangement did not result in any Membership sales during 1999.

      The fee and commission structures in connection with Memberships sold under cooperative marketing arrangements are generally similar to the structure found in the Company's multi-level marketing system, although the specific terms of each cooperative marketing arrangement may vary depending on the strength of and the specific marketing, training and administrative responsibilities assumed by the cooperative marketing partner.

      The Company has had mixed success with cooperative marketing arrangements in the past and is unable to predict with certainty what success it will achieve, if any, under its current cooperative marketing arrangements.

      Internet marketing alliances
      The Company is actively developing an Internet marketing alliance strategy pursuant to which the Company will seek arrangements with established Internet companies, many of which provide content related to legal issues to those visiting their web sites. Under such proposed alliances, those visiting the legal content web sites of the alliance partner will have the opportunity to learn more about legal service plans including the ability to immediately purchase a Membership on-line. Such arrangements allow the alliance partner to derive an additional revenue source from those already visiting their websites and allow the Company to benefit from the tremendous volume of individuals visiting such sites. The Company anticipates that such alliances will be additionally designed to enhance its existing customer relationships by making such legal content available to existing and prospective members. Such alliances should allow the Company to gain broader Membership distribution and access to established customer bases. The Company has recently hired a Vice-President of Business and Internet Development to focus exclusively on such possible alliances.

      Product and satellite subscription sales
      Prior to the merger, TPN had developed and derived most of their revenues from their "Global Mall" collection of personal and home care products, jewelry, books, audiocassettes and videotapes focusing on personal achievement. Personal achievement and motivational speakers and coaches who became faculty members of TPN made available their existing products as well as developed new TPN content specific products. Other products and services sold by TPN included satellite television subscriptions for the PRIMESTAR(R) digital satellite network, Internet access and web sites, long distance and travel services. These services were provided by various business partners that compensated TPN and its distributors on a commission basis. Subsequent to the merger, the Company evaluated the various products and services offered and has significantly reduced the number of such goods and services that will continue to be offered. The Company has identified approximately 25 core products that historically have generated the majority of TPN's product sales. These core products, together with the line of personal development products offered and developed by TPN faculty members, will continue to be offered to the Company's sales associates at discounted prices through the Benefits Association described above. Also subsequent to the merger, PRIMESTAR(R) digital satellite network was acquired by DirecTV, Inc., a unit of Hughes Electronics Corporation. As part of the conversion strategy of DirecTV to convert existing PRIMESTAR(R) subscribers to DirecTV subscribers, the Company is prohibited by DirecTV from selling additional PRIMESTAR(R) subscriptions. The Company is negotiating with DirecTV as well as other direct to home broadcasting companies to move the SUCCESS CHANNEL from the PRIMESTAR(R) system to other distribution platforms. The Company is currently webcasting portions of the SUCCESS CHANNEL to subscribers via the Internet and plans on increasing the use of the Internet for such purposes.

Operations

      The Company's corporate operations involve Membership application processing, member-related customer service, various associate-related services including commission payments, receipt of Membership fees, related general ledger accounting, and managing and monitoring the provider law firm relationships.

      The Company employs a computerized management information system to control operations costs and monitor benefit utilization. Among other functions, the system evaluates benefit claims, monitors member use of lawyers, and monitors marketing/sales data and financial reporting records. The Company believes its management information system has substantial capacity to accommodate increases in data flow before substantial upgrades will be required. The Company believes this excess capacity may enable it to make significant increases in the volume of its business and the number of members serviced with less than commensurate increases in administrative costs.

      The Company's operations also include departments specifically responsible for marketing support and regulatory and licensing compliance. Additionally, as a result of the TPN merger, the Company has moved all former TPN operations to its headquarters and consolidated such activities within its existing departments. The Company's production staff is responsible in part for the development of new audio and video sales materials as well as the continued development and operation of the SUCCESS CHANNEL.

Quality Control

      The Company systematically monitors the delivery of services provided by provider law firms to members through periodic member surveys, review of telephone data and review of member complaints. Additionally, approximately 89% of members are represented by provider law firms who are connected via high-speed digital links to the Company's management information systems, providing additional real time monitoring capability. Problems discovered in connection with member surveys or complaints are evaluated to determine remedial actions which the Company might recommend to provider law firms and in the most extreme cases may result in the termination of a provider law firm. The Company meets with provider law firms frequently to encourage dialogue and information sharing relating to the timely and effective delivery of services to members and requires provider law firms that are not connected to the Company's management information systems to provide various statistical reports to the Company to enable the Company to monitor Membership usage.

      The Company has an extensive database of lawyers who have provided services to its members. Lawyers with whom members have experienced service problems are not listed on the Company's referral list for use by members when a designated provider law firm is not available.

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

Competition

      The Company competes in a variety of market segments in the prepaid legal services industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. According to 1999 estimates by NRC, an estimated 19% of the total estimated market in the segments in which the Company competes is served by a large number of small companies with regional areas of emphasis. The remaining 81% of such market are served primarily by the Company and five other principal competitors: Hyatt Legal Services, ARAG Group (formerly Midwest Legal Services), LawPhone, National Legal Plan and the G. E. Financial (formerly Signature Group).

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

Regulation

      The Company is regulated by or required to file with or obtain approval of State Insurance Departments, Secretaries of State, State Bar Associations and State Attorney General offices depending on individual state opinions of regulatory responsibility for legal expense plans. The Company is also required to file with similar government agencies in Canada. While some states or provinces regulate legal expense plans as insurance or specialized legal expense products, others regulate them as services.

      As of December 31, 1999, the Company or one of its subsidiaries was marketing new Memberships in 33 states or provinces that require no special
licensing  or  regulatory  compliance.   The  Company's  subsidiaries  serve  as
operating companies in 16 states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). Of the Company's total Memberships in force as of December 31, 1999, 35% were written in jurisdictions that subject the Company or one of its subsidiaries to insurance or specialized legal expense plan regulation.

      The Company began selling Memberships in the Canadian provinces of Ontario and British Columbia during 1999. The Memberships currently marketed by the Company in such provinces do not constitute an insurance product and therefore are exempt from insurance regulation.

      At December 31, 1999, UFL was licensed to sell life and accident and health insurance policies in New Mexico, Nebraska, Oklahoma and Texas. These policies are sold by independent licensed agents through existing general agency relationships in these states. In the near term, the Company expects these policies will continue to be sold by UFL's agent network rather than the Company's sales associates. Prior to selling these insurance policies on behalf of UFL, existing associates, to the extent necessary, would be required to obtain the necessary licenses and approvals from these states prior to any sales activity.

      In states with no special licensing or regulatory requirements, the Company commences operations only when advised by the appropriate regulatory authority that proposed operations do not constitute conduct of the business of insurance. There is no assurance that Memberships will be exempt from insurance regulation even in states or provinces with no specific regulations. In these situations, the Company or one of its subsidiaries would be required to qualify as an insurance company in order to conduct business.

      PPLCI serves as the operating company in most states where Memberships are determined to be an insurance product. PPLCI is organized as a casualty insurance company under Oklahoma law and as such is subject to regulation and oversight by various state insurance agencies. These agencies regulate the Company's forms, rates, trade practices, allowable investments and licensing of agents and sales associates. These agencies also prescribe various reports, require regular evaluations by regulatory authorities, and set forth-minimum capital and reserve requirements. The Company's insurance subsidiaries are routinely evaluated and examined by representatives from the various regulatory authorities in the normal course of business. Such examinations have not and are not expected to adversely impact the Company's operations or financial condition in any material way. The Company believes that all of its subsidiaries meet any required capital and reserve requirements. Dividends paid by PPLCI are restricted under Oklahoma law to available surplus funds derived from realized net profits.

      The Company is required to register  and file  reports  with the  Oklahoma
Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI, UFL and the Company or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's or UFL's surplus, and must have prior approval of the Oklahoma Insurance Commissioner. Payment of any dividend by PPLCI or UFL to the Company from its statutory surplus or net gain from operations requires approval of the Oklahoma Insurance Commissioner. During 1999, the Company received an $8 million dividend from PPLCI and a $12.5 million dividend from UFL after receiving all necessary regulatory approvals. Any change in control of the Company, defined as acquisition by any method of more than 10% of the Company's outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states, in which PPLCI and UFL operate, such as Texas, provide for comparable registration and regulation of the Company.

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

      The Company's operations are further impacted by the American Bar Association Model Rules of Professional Conduct ("Model Rules") and the American Bar Association Code of Professional Responsibility ("ABA Code") as adopted by various states. Arrangements for payments to a lawyer by an entity providing legal services to its members are permissible under both the Model Rules and the ABA Code, so long as the arrangement prohibits the entity from regulating or influencing the lawyer's professional judgment. The ABA Code prohibits lawyer participation in closed panel legal service programs in certain circumstances. The Company's agreements with provider law firms comply with both the Model Rules and the ABA Code. The Company relies on the lawyers serving as the designated provider law firms for the closed panel benefits to determine whether their participation would violate any ethical guidelines applicable to them. The Company and its subsidiaries comply with filing requirements of state bar associations or other applicable regulatory authorities.

      The Company also is required to comply with state, provincial and federal laws governing the Company's multi-level marketing approach. These laws generally relate to unfair or deceptive trade practices, lotteries, business opportunities and securities. The Company has experienced no material problems with marketing compliance. In jurisdictions that require associates to be licensed, the Company receives all applications for licenses from the associates and forwards them to the appropriate regulatory authority. The Company maintains records of all associates licensed, including effective and expiration dates of licenses and all states in which an associate is licensed. The Company does not accept new Membership sale applications from any unlicensed associate in such jurisdictions.

Employees

      At December 31, 1999, the Company and its subsidiaries employed 491 individuals on a full-time basis, exclusive of independent agents and sales associates. None of the Company's employees are represented by a union. Management considers its employee relations to be good.

Foreign Operations

      The Company began operations in the Canadian provinces of Ontario and British Columbia during June and July 1999, respectively, and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $2.7 million in U.S. dollars during the remainder of 1999. The Company had no foreign revenue from any source during 1998 or 1997. Due to the relative stability of the United States and Canadian foreign relations and currency exchange rates, the Company believes that any risk of foreign operations or currency valuations is minimal and would not have a material effect on the Company's financial condition, liquidity or results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

      The executive and administrative offices of the Company and its subsidiaries are located at 321 East Main Street, Ada, Oklahoma. These offices, containing approximately 40,000 square feet of office space, are owned by the Company. Additionally, the Company completed construction during 1999, of a new facility containing approximately 17,000 square feet of office and warehouse and shipping space. The Company now has three buildings located on its property located approximately five miles from the Company's executive and administrative offices. The Company previously completed construction of its Customer Care facility during 1998 that contains approximately 10,000 square feet of office and call center space. The Customer Care is adjacent to the material distribution center constructed during 1997 containing 8,600 square feet of inventory, package assembly and shipping space. While the Company currently fully utilizes these existing facilities, management believes that it will have no difficulty in securing additional facilities in close proximity to its office building if necessary for future expansion.

      In addition to the property described above that is owned by the Company, the Company opened an additional Customer Care facility in Antlers, Oklahoma during March 2000, in building space provided at no cost to the Company. This facility will contain approximately 50 additional Customer Care representatives initially with the option of adding another 50 to 100 representatives in the next two years.

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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      The Company is a defendant in an action brought by Aetna Life Insurance Company ("Aetna") against the Company and Primedia Workplace Learning, Inc., and Primedia, Inc. in the District Court of Dallas County, which was filed on February 9, 1999. Aetna alleges that the Company's predecessor in interest, TPN, Inc., breached an agreement to lease certain premises in Dallas, Texas and is liable to Aetna for damages for such breach. In the alternative, Aetna alleges that Primedia, Inc. and Primedia Workplace Learning, Inc. are liable for damages to Aetna for failure to properly vacate the leased premises under the terms of an indemnity agreement in Aetna's favor. Aetna seeks damages for unpaid rent and other charges from November 1, 1998 until the earlier of the releasing of the premises involved or the expiration of the five year term of the lease, at the rate of approximately $35,000 per month, plus pre- and post-judgment interest, attorneys fees and costs. The Company denies liability to the Plaintiff, intends to vigorously defend this action and contends that Primedia, Inc. and/or Primedia Workplace Learning, Inc. are liable to Aetna for the damages sought by Aetna in the lawsuit, pursuant to the terms of an indemnity agreement between Aetna and those defendants. Therefore, the Company does not expect the action to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

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

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market Price of and Dividends on the Common Stock

      At March 15, 2000, there were 5,156 holders of record (including brokerage firms and other nominees) of the Company's common stock which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange (American Stock Exchange through May 12, 1999).

                                                           High   Low
                                                           ----   ---
2000:
  1st Quarter (through March 15)......................    $32.44 $19.88

1999:
  4th Quarter.........................................    $39.94 $19.88
  3rd Quarter.........................................     39.38  25.56
  2nd Quarter.........................................     29.63  22.25
  1st Quarter.........................................     39.25  23.13

1998:
  4th Quarter.........................................    $34.75 $13.50
  3rd Quarter.........................................     40.50  21.50
  2nd Quarter.........................................     41.31  30.00
  1st Quarter.........................................     44.19  28.50


      The Company has never declared a cash dividend on its common stock. For the foreseeable future, it is anticipated that earnings generated from the operations of the Company will be used to finance the Company's growth and to repurchase shares of its stock and that cash dividends will not be paid to holders of the common stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI and UFL is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years net profits. During 1999, the Company received an $8 million dividend from PPLCI and a $12.5 million dividend from UFL after receiving all necessary regulatory approvals. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 1999, neither PPLCI, UFL nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the respective insurance commissioners.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

      The following table sets forth selected financial and statistical data for the Company as of the dates and for the periods indicated. As a result of the 1998 fourth quarter acquisition of TPN, Inc. ("TPN") that was accounted for as a pooling of interests, the 1995 through 1998 periods have been restated to include the operating results of TPN, which was formed in August 1994 but did not commence significant operations until 1995. The 1998 balance sheet data contained herein reflects the December 30, 1998 acquisition of Universal Fidelity Life Insurance Company ("UFL") that was accounted for as a purchase transaction and accordingly, no operating results of UFL prior to 1999 are included in the income statement data. Beginning in 1999, UFL's operating results are included in other revenues and expenses. This information is not necessarily indicative of the Company's future performance. The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                                                           Year Ended December 31,
                                                                    --------------------------------------------------------------
                                                                     1999        1998           1997             1996         1995
                                                                   --------    --------       --------       --------     --------
Income Statement Data:                                             In thousands, except ratio, per share and Membership amounts)


  Revenues:
   Membership fees...................................................$ 157,217     $ 110,003      $ 76,688      $ 50,582   $ 31,290
   Product sales.....................................................    5,888        27,779        41,070        26,425     22,214
   Associate services................................................   22,816        17,255        12,143         5,646      3,183
   Interest income...................................................    3,380         2,576         1,689         1,303      1,344
   Other.............................................................    6,939         2,840         1,814         1,678      1,352
                                                                     ---------     ---------     ---------      --------   --------
    Total revenues...................................................  196,240       160,453       133,404        85,634     59,383
  Costs and expenses:                                                ---------     ---------     ---------      --------   --------
   Membership benefits...............................................   51,833        36,103        25,132        16,871     10,574
   Product costs.....................................................    4,174        17,967        27,017        20,568     17,102
   Commissions.......................................................   37,412        24,261        16,717        11,476      7,708
   General and administrative expenses...............................   19,366        21,902        20,311        15,150     13,194
   Associate services and direct marketing...........................   16,038        14,738        11,431         4,544      2,573
   Depreciation......................................................    3,076         2,944         2,026           533        477
   Premium taxes ....................................................    1,461         1,206           866           533        242
   Other.............................................................    2,953             -             -             -          -
                                                                     ---------     ---------     ---------      --------   --------
    Total costs and expenses.........................................  136,313       119,121       103,500        69,514     51,870
                                                                     ---------       -------       -------      --------    -------
  Income before income taxes.........................................   59,927        41,332        29,904        16,120      7,513
  Provision for income taxes.........................................   20,974        11,122        12,381         5,857      2,526
                                                                     ---------        ------        ------      --------    -------
  Net income.........................................................   38,953        30,210        17,523        10,263      4,987
  Less dividends on preferred shares.................................       10            10            13            15        125
                                                                     ---------     ---------      --------      --------    -------
  Net income applicable to common stockholders.......................$  38,943     $  30,200      $ 17,510      $ 10,248    $ 4,862
                                                                     =========     =========      ========      ========    =======
  Basic earnings per common share....................................$    1.69     $    1.29      $    .76      $    .46    $   .24
  Diluted earnings per common share..................................$    1.67     $    1.26      $    .74      $    .44    $   .22
  Weighted  average  number of  common  shares outstanding - basic...   23,099        23,456        23,127        22,332     19,947
  Weighted  average  number of  common  shares outstanding - diluted.   23,374        23,906        23,575        23,319     22,408
  Membership Benefit Cost and Statistical Data:
  Loss ratio (1).....................................................    33.0%         32.8%         32.8%         33.4%      33.8%
  Product cost ratio (1).............................................    70.9%         64.7%         65.8%         77.8%      77.0%
  Expense ratio (1)..................................................    35.7%         34.4%         32.2%         35.1%      39.5%
  New Memberships sold...............................................  525,352       391,827       283,723       194,483    109,922
  Period end Memberships in force....................................  827,979       603,017       425,381       294,151    203,535

Cash Flow Data:
  Net cash  provided  by (used  in)  operating activities............$  17,552     $   9,895      $ 14,472      $   (911)   $   998
  Net cash  provided  by (used  in)  investing activities............   10,636       (31,427)       (6,254)       (2,855)     2,968
  Net cash  provided  by (used  in)  financing activities............  (26,601)        2,414         3,464         4,973     (7,895)

Balance Sheet Data:
  Total assets.......................................................$ 193,775     $ 167,903      $ 105,716     $ 66,810   $ 40,118
  Total liabilities..................................................   79,311        66,599         36,246       21,654     12,233
  Stockholders' equity ..............................................  114,464       101,304         69,470       45,156     27,885


(1)The loss ratio represents Membership benefit costs as a percentage of Membership fees. The product cost ratio represents product costs as a percentage of product sales. The expense ratio represents the total of commissions, general and administrative expenses and premium taxes as a percentage of Membership fees and product sales. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

General

      Prior Year Acquisitions
      The consolidated financial statements and related discussions thereof give retroactive effect to the 1998 merger with TPN, Inc. d.b.a. The People's Network ("TPN") which was accounted for as a pooling of interests. TPN was merged into the Company in a tax-free exchange of 999,992 shares (after adjustment for fractional shares) of the Company's common stock effective October 2, 1998. Additionally, the 1998 consolidated balance sheet data reflects the December 30, 1998 acquisition of Universal Fidelity Life Insurance Company ("UFL") that was accounted for as a purchase transaction and accordingly, none of the operating results of UFL are included in any periods prior to 1999. (See Notes to Consolidated Financial Statements-Note 2 for additional information regarding these 1998 acquisitions).

      Of the shares of Company common stock issued in the TPN merger, 75,000 shares remain in escrow pending the resolution of certain specified contingencies, relating to pending or threatened litigation against TPN at the time of the Merger.

      Membership Fees and Membership Benefit Costs
      The Company's principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request by the member.

      Membership benefit costs vary depending on the type of Membership. Closed panel plans provide the Membership benefits through a designated provider law firm with whom the Company has arranged for the services to be provided in a particular geographic area. Provider law firms receive a fixed monthly payment for each member in their service area and are responsible for providing the Membership benefits without additional remuneration. The fixed cost aspect of closed panel plans provides significant advantages to the Company in managing its claims risk. Under closed panel plans, the Company has the ability to more effectively monitor the quality of legal services provided and, due to the volume of claims that may be directed to particular provider law firms, has access to larger, more diversified law firms. At December 31, 1999, approximately 97% of the Company's Memberships were closed panel plans compared to 94% at December 31, 1998.

      Membership benefit costs relating to open panel Memberships, which constituted approximately 3% of Memberships in force at December 31, 1999, are based on the usual, reasonable and customary fee for providing the required services. Such costs are generally paid on a current basis, as most costs are certain in amount and require only limited investigation. The Company maintains a reserve for estimated incurred but not reported open panel Membership benefit costs as well as costs which are in the payment process. These reserves are reviewed annually by an independent actuary as necessary in conjunction with the preparation and filing of financial statements and other reports with various state insurance regulatory authorities. Underwriting risks associated with the open panel Memberships are managed primarily through contractual benefit limitations and, as a result, underwriting decisions are not necessarily based on individual Membership purchases.

      Product sales and product costs
      Product sales consist primarily of the sale of personal and home care products, jewelry, books, audiocassettes and videotapes focusing on personal achievement. Other products and services include digital satellite television subscriptions, Internet access and web sites, long distance and travel services provided by business partners. The Company has certain alliances with business partners, whereby sales associates buy products or services provided by such business partners and in return, the Company receives commissions on the sales of such goods and services. Revenues from these transactions are included in Product sales in the Statement of Income.

      Product costs consist primarily of the actual cost paid to acquire such goods and services. Costs to purchase products and deliver services are included in Product costs in the Statement of Income

      Commissions
      Beginning with new Memberships written after March 1, 1995, the Company implemented a level commission schedule which results in the Company incurring commission expense related to the sale of its legal expense plans on a basis more consistent with the collection of the fees generated by the sale of such Memberships. Prior to March 1, 1995, the Company had incurred much higher commissions (approximately 70%) during the first year of the Membership with substantially lower commissions (approximately 16%) in all subsequent years. The level commission structure results in the Company incurring commissions at the rate of approximately 25% per year for all Membership years.

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

      Should a Membership lapse before the advances have been recovered for each commission level, the Company immediately generates an immediate "charge-back" to the applicable sales associate to recapture 50% of any unearned advance. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. The Company historically has been able to immediately recover the majority of such charge-backs. Any remaining unrecovered advance on a Membership that has lapsed represents a receivable from the associate and is reflected as commission advances and is categorized as current or non-current based on the expected recovery period. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership will be paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. During 1999, 21% of all associates submitting new Memberships accounted for 75% of all such new Memberships produced thereby further enhancing the recovery of commission advances.

      The Company's commission advance policy exposes the Company to the risk of uncollectible commission advances, particularly for associates who do not receive commissions on a large number of Memberships or who experience below average Membership persistency. The Company closely monitors such commission advances to ensure maximum recoverability and maintains a recoverability reserve which at December 31, 1999 and 1998, was $4.5 million and $4.0 million, respectively.

      Associates also receive compensation when associates sponsored by them or other associates that they have sponsored in their organization successfully complete the new training program implemented by the Company in January 1997. In order to successfully qualify, the new associate going through the training program must produce three new Memberships and recruit three new associates or personally sell five new memberships within 60 days of becoming an associate.

      Prior to February 1999, TPN distributors received commissions from the sale of personal and home care products, personal development products, communication services and satellite subscription sales. These commissions were paid to the distributor actually making the sale as well as other distributors in his organization. Commissions on goods and services were not advanced and have averaged approximately 32% of the product sales price. These commissions were paid at the time of sale and subject to recovery only in the event of returned goods or refunds.

      Membership Persistency
      One of the major factors affecting the Company's profitability and cash flow is Membership persistency, which represents the ability of the Company to retain a Membership, and therefore receive fees, once it has been written. The Company monitors its overall Membership persistency rate, as well as the persistency rates with respect to Memberships sold by individual associates and agents and persistency rates with respect to Membership sales by geographic region and payment method. The Company's Membership persistency rate measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus (ii) new Memberships sold during such year. From 1981 through the year ended December 31, 1999, the Company's annual Membership persistency rates, using the foregoing method, have averaged approximately 75.1%. The annual Membership persistency rates were 73.4%, 73.8% and 73.6% for 1999, 1998 and 1997, respectively. The Company's overall Membership persistency rate varies based on, among other factors, the relative age of total Memberships in force. The Company's overall Membership persistency rate could become lower when the Memberships in force include a higher proportion of newer Memberships. During the last three years, the Company has experienced significant increases in new Membership sales and, as a result, the percentage of newer Memberships in its total Memberships in force has increased. Unless offset by other factors, this increase could result in a decline in the Company's overall Membership persistency rate as determined by the formula described above, but does not necessarily indicate that the new Memberships written are less persistent, only that the ratio of new Memberships to total Memberships is higher than it averaged during the 1981 through 1999 period. The Company's financial condition and results of operations may be materially adversely affected if the persistency rates of existing and new Memberships become materially lower than the Company's historical experience.

      Operating Ratios
      Three principal operating measures monitored by the Company in addition to Membership persistency are the loss ratio, product cost ratio and the expense ratio. The loss ratio represents Membership benefit costs as a percentage of Membership fees. The product cost ratio represents product costs as a percentage of product sales. The expense ratio represents the total of commissions, general and administrative expenses and premium taxes as a percentage of Membership fees and product sales. The Company strives to maintain these ratios as low as possible. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

      Cash Flow Considerations Relating to Sales of Memberships
      The Company generally advances significant commissions at the time a Membership is sold. Since approximately 92% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly Membership fees are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Since the cash advanced at the time of sale of a new Membership may be recovered over a multi-year period, cash flow from operations may be adversely affected depending on the number of new Memberships written in relation to the existing active base of Memberships and the composition of new or existing sales associates producing such Memberships.

      Income Tax Matters-Net Operating Losses
      At December 31, 1999, the Company has utilized its net operating loss carryforwards ("NOLs") for Federal regular tax purposes. The Company has general business and rehabilitation tax credit carryforwards of approximately $261,000 expiring primarily in 2000 to 2001, and an alternative minimum tax ("AMT") credit carryforward of $586,000 that does not expire. The Company generated taxable income for the year ended December 31, 1999 and utilized NOLs originally generated in 1996 and 1997 in their entirety. Additionally, the Company has NOLs in the amount of $4.7 million representing the remaining NOLs of TPN as of the October 1998 acquisition date. A valuation allowance has been established for these NOLs and the general business and rehabilitation tax credits as the Company does not believe it is more likely than not that the tax benefits of these carryforwards and credits will be realized prior to expiration due in part to utilization restrictions imposed by Section 382 as discussed below.

      The ability of the Company to utilize NOLs and tax credit carryforwards to reduce future federal income taxes of the Company is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). One such limitation is contained in Section 382 of the Code which imposes an annual limitation on the amount of a corporation's taxable income that can be offset by those carryforwards in the event of a substantial change in ownership as defined in Section 382 ("Ownership Change"). In general, an Ownership Change occurs if during a specified three-year period there are capital stock transactions that result in an aggregate change of more than 50% in the beneficial ownership of the stock of the Company. However, the Company does not have control over all possible variables which can affect the Ownership Change calculation and, accordingly, it is possible that an Ownership Change could occur in the future. The effect of any such Ownership Change on the Company's financial condition or results of operations cannot be determined because it is dependent upon unknown future facts and circumstances at the time of any such change, including, among others, the amount of any Company's NOLs, the fair market value of the Company's stock and the Company's other tax attributes. The acquisition of TPN by the Company constituted an Ownership Change of TPN. As a result, the ability of the Company to utilize TPN's $4.7 million in NOLs is limited to approximately $978,000 per year. Although the Company did not utilize any of the TPN NOL during 1998, it did fully utilize the available amount during 1999. However, due to anticipated continuing growth and the expected availability of other tax benefits, the Company does not believe it is more likely than not that the tax benefits of the TPN NOL carryforward will be realized. The TPN NOL expires in years 2015 through 2018.

      Associate Services
      The Company derives revenues from services provided to its marketing sales force, principally from a one-time enrollment fee of approximately $65 from each new sales associate and the sale of marketing supplies and promotional materials to associates on an ongoing basis. In January 1997, the Company implemented a training program ("Fast Start") that allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this program pay a one-time fee of $249 instead of the $65 fee. The increased fee covers the additional training and materials used in the training program. The Company enrolled 92,644 new sales associates during 1999 compared to 75,737 during 1998 and 58,121 during 1997, resulting in significant increases in associate services revenues and costs. The Company's direct costs of providing materials and services to associates are reflected as costs of associate services and direct marketing. Amounts collected from sales associates are intended primarily to offset the Company's direct and indirect costs incurred in recruiting, monitoring and providing materials to sales associates and are not intended to generate material profits from such activities.

      TPN's revenues were primarily comprised of receipts for goods and services provided by TPN to its distributors and other customers. Distributors were required to purchase a distributor kit that included training materials and business support literature. TPN distributors were required to meet certain sales production levels to be eligible to receive commissions and many distributors elected to purchase products through an automatic monthly bank or credit card draft. These practices, which resulted in enhanced product sales, were discontinued in February 1999.

      Insurance operations
      UFL retained its existing life insurance business as a part of the Company's 1998 acquisition of UFL. The life insurance operations of UFL generated approximately $1 million in life insurance premiums and has continued to provide claims processing for the coinsured Medicare supplement and health care policies and receive full cost reimbursement for such services from the coinsurer. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas.

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

      As of December 31, 1999, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                                Estimated
                                                                                                  after
                                                                                               Hypothetical
                                                         Fair Value at    in interest rate       change in
                                                          December 31    (bp=basis points)     interest rate
                                                         -------------   -----------------     -------------
                                                                       Dollars in thousands)

Fixed-maturity  investments  at December 31, 1999 (1)...   $  22,870        100 bp increase      $21,528
                                                                            200 bp increase       20,573
                                                                            50 bp decrease        23,084
                                                                            100 bp decrease       23,624

Fixed-maturity  investments  at December 31, 1998 (1)...   $  35,790        100 bp increase      $35,142
                                                                            200 bp increase       33,988
                                                                            50 bp decrease        36,831
                                                                            100 bp decrease       37,304

-------------------
(1)Excluding short-term investments with a fair value of $3.3 million and $2.4 million at December 31, 1999 and 1998, respectively.

   The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 1999 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.3 million at that date. At December 31, 1998, and based on the fair value of fixed-maturity investments of $35.8 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $1.8 million at that date. The Company's increased sensitivity to rising interest rates is due to an overall increase in interest rates at December 31, 1999 as compared to December 31, 1998 and the additional investments with maturities over ten years. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

      The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

      Year 2000 Issues
      The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues may occur with billing, payroll, financial closings at month end, quarterly, or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

      Testing and conversion of system applications commenced during 1993 and was completed during 1999. Testing of the Company's information technology systems (as modified for Year 2000 issues) with system dates set beyond January 1, 2000 successfully occurred in February 1999. The Company was also exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this was not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. Further, the Company must rely on other entities such as the Federal Reserve and its member banks whose Year 2000 readiness efforts it does not control. The Company relies on such entities for the timely processing of its monthly Automated Clearing House transactions and credit card transactions. The Company has initiated a comprehensive program to assess the Year 2000 compliance of its key vendors and service providers in order to determine the extent to which the Company is vulnerable to such third parties that fail to remedy their own Year 2000 issues. In this regard, the Company initiated formal communications with its significant vendors and financial institutions to assess their Year 2000 readiness. No material costs related to Year 2000 compliance efforts by the Company regarding such third parties have been incurred to date. These efforts did not reveal any vendor or service provider Year 2000 issue that the Company believed would have a material adverse impact on the Company's operations.

      Costs incurred through the end of 1999 have not been material and were expensed as incurred. Any additional Year 2000 costs will continue to be funded out of cash flow from operations. The vast majority of the Company's Year 2000 remediation plan has been accomplished by the Company's internal programming staff and costs were not incremental costs to the Corporation, but rather represented the redeployment of existing information technology resources. Although concentration on Year 2000 compliance has delayed other programming projects, such delays have not had and are not expected to have a material adverse impact on the Company's financial condition or results of operations.


      Accounting Standard to be Adopted
      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 that deferred the effective date of SFAS 133 for one year. The Company will adopt SFAS 133 on January 1, 2001 as required. SFAS 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that it holds no derivative instruments at December 31, 1999.


Results of Operations

      Comparison of 1999 to 1998
      The Company reported net income applicable to common shares of $38.9 million, or $1.67 per diluted common share, for 1999, up 29% from net income applicable to common shares of $30.2 million, or $1.26 per diluted common share, for 1998. The increase in the net income applicable to common shares for 1999 is primarily the result of increases in Membership fees for 1999 as compared to 1998.

      Membership fees totaled $157.2 million during 1999 compared to $110.0 million for 1998, an increase of 43%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the persistency, or renewal rate, of existing Memberships. New Membership sales increased 34% during 1999 to 525,352 from 391,827 during 1998. At December 31, 1999, there were 827,979 active Memberships in force compared to 603,017 at December 31, 1998, an increase of 37%. Additionally, the average annual fee per Membership has increased from $229 for all Memberships in force at December 31, 1998 to $238 for all Memberships in force at December 31, 1999, a 4% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owners' Legal Solutions plan.

      Product sales declined 79% during 1999 to $5.9 million from $27.8 million in 1998 primarily due to the concentration on Membership sales as opposed to the sale of goods and services following the TPN acquisition. The trend of declining product sales is expected to continue as the array of goods and services previously available for sale through TPN is dramatically narrowed and sales efforts are more closely focused on the sale of new Memberships and the recruitment of new sales associates.

      Associate services revenue increased 32% from $17.3 million for 1998 to $22.8 million during 1999 as a result of more new associates recruited and as a result of Fast Start which resulted in the Company receiving training fees of approximately $12.6 million during 1999 compared to $9.3 million during 1998. The field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new Membership sales per associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit three new sales associates or personally sell five memberships within 60 days of becoming an associate. The $12.6 million and $9.3 million for 1999 and 1998, respectively, in training fees was comprised of $184 from each of approximately 68,535 new sales associates who elected to participate in Fast Start in 1999 compared to 50,622 that paid the $184 during 1998. New associates electing to participate in Fast Start increased to 74% of new associates during 1999 from 67% for 1998. Total new associates enrolled during 1999 were 92,644 compared to 75,737 for 1998, an increase of 22%. While the number of new associates increased during 1999, the number of new Memberships sold, at least partially as a result of the Fast Start program, increased even more significantly. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

      Interest income for 1999 increased 31% to $3.4 million from $2.6 million for 1998. Interest income increased primarily as a result of increased commission advances, which, under certain circumstances, incur an interest charge at prime rate. At December 31, 1999 the Company reported $37.4 million in cash and investments (after utilizing more than $29.4 million to repurchase approximately 1.2 million shares of its common stock) compared to $50.1 million at December 31, 1998.

      Primarily as a result of the increase in Membership fees, total revenues increased to $196.2 million for 1999 from $160.5 million during 1998, an increase of 22%.

      Membership benefits totaled $51.8 million for 1999 compared to $36.1 million for 1998, and represented 33% of Membership fees for both 1999 and 1998. This loss ratio (Membership benefits as a percentage of Membership fees) should remain near 35% as the portion of active Memberships that provide for a capitated benefit continues to increase.

      Product costs declined more than $13.7 million, or 77%, during 1999 to $4.2 million from $18.0 million for 1998 in conjunction with the 79% decline in product sales. Product costs as a percentage of product sales were 71% for 1999 compared to 65% during 1998. Product costs are expected to decline proportionately as product sales decline as more emphasis is placed on Membership sales rather than the sale of goods and services.

      Commission expense was $37.4 million for 1999 compared to $24.3 million for 1998, and represented 24% and 22% of Membership fees for such years. Commission expense, as a percentage of Membership fees, should remain at or near 25% of Membership fees in future years based on the existing commission structure.

      General and administrative expenses during 1999 and 1998 were $19.4 million and $21.9 million, respectively, and represented 10% and 14% of total revenues for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of total revenues as a result of certain economies of scale and the integration of TPN and UFL operations.

      Associate services and direct marketing expenses increased to $16.0 million for 1999 from $14.7 million for 1998 primarily as a result of Fast Start training bonuses paid of approximately $7.5 million during 1999 compared to $6.3 million in 1998. Additional costs of supplies due to increased purchases by associates and higher staffing requirements for associate related service departments also contributed to the increase. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

      Depreciation and amortization increased from $2.9 million for 1998 to $3.1 million for 1999. This increase was primarily due in part to increased amortization of production costs by $425,000.

      The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of Membership fees and product sales, was 36% for 1999 compared to 34% for 1998. The loss ratio, product cost ratio and the expense ratio do not measure total profitability because they do not take into account all revenues and expenses.

      The provision for income taxes increased during 1999 to $21.0 million compared to $11.1 million for 1998, representing 35.0% and 26.9% of income before income taxes for 1999 and 1998, respectively. The 1998 provision for income taxes reflects a $3.5 million benefit attributable to a reduction of a previously established valuation allowance due to the utilization of certain of the Company's NOL carryforwards.

      Dividends paid on outstanding preferred stock decreased to $9,700 for 1999 from $9,800 during 1998 and is attributable to the conversion of additional shares of $3.00 Cumulative Convertible Preferred Stock into common stock.

      Comparison of 1998 to 1997
      The Company reported net income applicable to common shares of $30.2 million, or $1.26 per diluted common share, for 1998, up 72% from net income applicable to common shares of $17.5 million, or $.74 per diluted common share, for 1997. The increase in the net income applicable to common shares for 1998 is primarily the result of increases in Membership fees for 1998 as compared to 1997.

      Membership fees totaled $110.0 million during 1998 compared to $76.7 million for 1997, an increase of 43%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the persistency, or renewal rate, of existing Memberships. New Membership sales increased 38% during 1998 to 391,827 from 283,723 during 1997. At December 31, 1998, there were 603,017 active Memberships in force compared to 425,381 at December 31, 1997, an increase of 42%. Additionally, the average annual fee per Membership has increased from $225 for all Memberships in force at December 31, 1997 to $229 for all Memberships in force at December 31, 1998, a 2% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owners' Legal Solutions plan.

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

      Associate services revenue increased 42% from $12.1 million for 1997 to $17.3 million during 1998 as a result of more new associates recruited and as a result of Fast Start which resulted in the Company receiving training fees of approximately $9.3 million during 1998 compared to $5.7 million during 1997. The field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new Membership sales per associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes during 1998, the new associate was required to write three new Memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. The $9.3 million and $5.7 million for 1998 and 1997, respectively, in training fees was comprised of $184 from each of approximately 50,622 new sales associates who elected to participate in Fast Start in 1998 compared to 28,900 that paid the $184 and 14,500 existing associates that paid $25 during 1997. New associates enrolled during 1998 were 75,737 compared to 58,121 for 1997, an increase of 30%. While the number of new associates increased during 1998, the number of new Memberships sold, at least partially as a result of the Fast Start program, increased even more significantly. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

      Interest income for 1998 increased 53% to $2.6 million from $1.7 million for 1997. Interest income increased as a result of increases in the average investments outstanding. At December 31, 1998 the Company reported $50.1 million in cash and investments compared to $35.4 million at December 31, 1997.

      Primarily as a result of the increase in Membership fees, total revenues increased to $160.5 million for 1998 from $133.4 million during 1997, an increase of 20%.

      Membership benefits totaled $36.1 million for 1998 compared to $25.1 million for 1997, and represented 33% of Membership fees for both 1998 and 1997. This loss ratio (Membership benefits as a percentage of Membership fees) should remain near 35% as the portion of active Memberships that provide for a capitated benefit continues to increase.

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

      Commission expense was $24.3 million for 1998 compared to $16.7 million for 1997, and represented 22% of Membership fees for 1998 and 1997. Commission expense, as a percentage of Membership fees, should remain at or near 25% of Membership fees in future years.

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

      The Company's expense ratio, which represents commissions, general and administrative expenses and premium taxes as a percentage of Membership fees and product sales, was 34% for 1998 compared to 32% for 1997. The product cost ratio, which represents product costs as a percentage of product sales, was 65% during 1998 compared to 66% for 1997. The loss ratio, product cost ratio and the expense ratio do not measure total profitability because they do not take into account all revenues and expenses.

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

      Dividends paid on outstanding preferred stock decreased to $9,800 for 1998 from $13,000 during 1997 and is attributable to the conversion of additional shares of $3.00 Cumulative Convertible Preferred Stock into common stock.


Liquidity and Capital Resources

      General
      Consolidated net cash provided by operating activities was $17.6 million, $9.9 million and $14.5 million for 1999, 1998, and 1997, respectively. Cash provided by operating activities increased $7.7 million during 1999 compared to 1998 primarily due to the $8.7 million increase in net income, an increase in deferred income taxes of $3.4 million, a decrease in inventories of $1.6 million and an increase in the reduction of accounts payable and accrued expenses of $7.9 million which was offset by the $10.6 million increase in commission advances and the $2.8 million decrease in deferred revenue.

      Net cash provided by investing activities was $10.6 million in 1999 as compared to net cash used in investing activities of $31.4 million and $6.3 million for 1998 and 1997, respectively. Due to the 1998 UFL acquisition previously discussed and the resulting requirement for $20.7 million as cash consideration to Pioneer, the Company liquidated a substantial portion of its investments classified as held-to-maturity. Although the Company previously had demonstrated its intent and capability to hold such investments until their scheduled maturities, the conversion of such investments to cash as part of the UFL transaction prior to their scheduled maturities resulted in all remaining investments of the Company, including the $25 million investment portfolio of UFL, being classified as available-for-sale investments. In addition to capital expenditures of $2.7 million during 1999, the Company liquidated a portion of its available-for-sale investments in order to reacquire shares of the Company's common stock.

      Net cash used in financing activities was $26.6 million in 1999 as compared to net cash provided by financing activities of $2.4 million and $3.5 million for 1998 and 1997, respectively. This $29.0 million change was comprised primarily of $29.4 million used to reacquire treasury stock.

      The Company had a consolidated working capital surplus of $35.3 million at December 31, 1999 compared to $21.2 million at December 31, 1998. The $14.1 million increase in working capital during 1999 was primarily the result of an increase in the current portion of commission advances of $11.6 million and a $3.6 million decrease in deferred product sales revenue.

      The Company generally advances significant commissions at the time a Membership is sold. During 1999, the Company advanced commissions of $74.8 million on new Membership sales compared to $51.4 million for 1998. Since approximately 92% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly Membership fees are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Commission advances were subsequently reduced by commission earnings of $35.5 million and $23.0 million for 1999 and 1998, respectively. The Company has recorded an allowance of $4.5 million to provide for estimated uncollectible commission advances which includes an increase in the allowance of $550,000 during 1999.

The Company announced on April 6, 1999, a new stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 1,250,000 shares during three subsequent board meetings. At December 31, 1999 the Company had repurchased 1,162,800 shares under these authorizations for a total consideration of $29.4 million, at an average price of $25.31 per share. The Board, at its February 16, 2000 meeting, authorized an additional 250,000 shares to be repurchased. Stock repurchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the repurchase program.

      The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at December 31, 1999 of $32.1 million.

      Parent Company Funding and Dividends
      Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, UFL and PPLSIF. The ability of PPLCI, UFL and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI, UFL and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI and UFL will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million for PPLCI. Additional capital requirements of PPLCI, UFL or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At December 31, 1999, neither PPLCI, UFL nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the respective insurance commissioners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------
                 ----------------------------------------------
                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                 ----------------------------------------------

Independent Auditors' Report of Deloitte & Touche LLP
Report of Independent Public Accountants of Arthur Andersen LLP

Consolidated Financial Statements
---------------------------------
Consolidated Balance Sheets - December 31, 1999 and 1998
Consolidated Statements of Income - For the years ended December 31,
  1999, 1998 and 1997
Consolidated Statements of Comprehensive Income - For the years ended
  December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows - For the years ended December 31,
 1999, 1998 and 1997
Consolidated Statements of Changes In Stockholders' Equity - For the
  years ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule
-----------------------------------------
Schedule II. Consolidated Valuation and Qualifying Accounts - For the years ended December 31, 1999, 1998 and 1997
    (All other schedules have been omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereon.)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Board of Directors and Stockholders of Pre-Paid Legal Services, Inc.:

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed at Item 8 herein. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the October 2, 1998 merger of the Company and TPN, Inc. d.b.a. The People's Network ("TPN"), which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statements of income, changes in stockholders' equity, and cash flows of TPN for the year ended December 31, 1997, which statements reflect total revenues constituting 31% of the related consolidated financial statement total for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TPN for 1997, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for TPN) the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Tulsa, Oklahoma
March 3, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------





To the Board of Directors of
TPN, Inc. dba The People's Network:


We have audited the statements of operations, shareholders' deficit and cash flows of TPN, Inc. d.b.a. The People's Network (a Texas corporation) ("TPN") for the year ended December 31,1997, prior to the restatement (and, therefore, are not presented herein) for the merger of Pre-Paid Legal Services, Inc. ("Pre-Paid") with TPN on October 2, 1998, which has been accounted for as a pooling of interests as described in Notes 1 and 2 to the Pre-Paid consolidated financial statements. These financial statements are the responsibility of TPN's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TPN, Inc. d.b.a. The Peoples Network for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



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



                           PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                    ASSETS
                                                                                                        December 31,
                                                                                                  ----------------------
                                                                                                     1999         1998
                                                                                                  ---------    ---------


 Current assets:
  Cash and cash equivalents ...................................................................   $  10,191    $   8,604
  Available-for-sale investments, at fair value ...............................................       2,252        2,368
  Accrued membership income ...................................................................       4,883        3,595
  Inventories .................................................................................       1,442        2,588
  Prepaid product commissions .................................................................         125        1,384
  Amount due from coinsurer ...................................................................      12,483       12,498
  Membership commission advances - current portion ............................................      32,760       21,224
                                                                                                 ----------    ---------
    Total current assets ......................................................................      64,136       52,261
Available-for-sale investments, at fair value .................................................      19,628       36,624
Investments pledged ...........................................................................       5,288        2,922
Membership commission advances, net ...........................................................      87,828       60,661
Property and equipment, net ...................................................................       8,361        7,678
Production costs, net .........................................................................         273        1,373
Other assets ..................................................................................       8,261        6,384
                                                                                                  ---------    ---------
    Total assets ..............................................................................   $ 193,775    $ 167,903
                                                                                                  =========    =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits .........................................................................   $   5,252    $   3,808
  Deferred product sales revenue ..............................................................         356        3,932
  Accident and health reserves ................................................................      12,483       12,498
  Life insurance reserves .....................................................................         967          970
  Deferred income taxes - current portion .....................................................      10,664        5,860
  Current portion of capital lease obligation .................................................         348          487
  Accounts payable and accrued expenses .......................................................      10,768        9,386
                                                                                                  ---------    ---------
    Total current liabilities .................................................................      40,838       36,941
Deferred income taxes, net of current portion .................................................      30,535       21,288
Life insurance reserves .......................................................................       7,733        7,711
Capital lease obligation, net of current portion ..............................................         205          659
                                                                                                  ---------    ---------
    Total liabilities .........................................................................      79,311       66,599
                                                                                                  ---------    ---------
Stockholders' equity:
  Preferred stock, $1 par value; authorized 400 shares; 3 issued and outstanding as follows:
   $3.00 Cumulative Convertible Preferred Stock, 3 shares authorized, issued and outstanding;
    liquidation value of $53 ..................................................................           3            3
  Special preferred stock, $1 par value; authorized 500 shares, issued and outstanding;
   in one series designated as follows:
    $1.00 Non-Cumulative Special Preferred Stock, 18 shares authorized, issued and outstanding;          18           18
     liquidation value of $235
  Common stock, $.01 par value; 100,000 shares authorized; 24,507 and 24,321 issued
   at December 31, 1999 and 1998, respectively ................................................         245          243
   Capital in excess of par value .............................................................      59,822       55,241
  Retained earnings ...........................................................................      88,471       49,528
  Accumulated other comprehensive income (loss) ...............................................        (958)         (24)
  Treasury stock at cost; 1,960 and 797 shares held at December 31, 1999 and 1998, respectively     (33,137)      (3,705)
                                                                                                  ---------    ---------
    Total stockholders' equity ................................................................     114,464      101,304
                                                                                                  ---------    ---------
     Total liabilities and stockholders' equity ...............................................   $ 193,775    $ 167,903
                                                                                                  =========    =========


         The  accompanying  notes  are  an  integral  part  of  these  financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)



                                                                        Year Ended December 31,
                                                                     -----------------------------
                                                                        1999     1998       1997
                                                                     --------  --------   --------

Revenues:
  Membership fees................................................... $157,217  $110,003  $ 76,688
  Product sales.....................................................    5,888    27,779    41,070
  Associate services................................................   22,816    17,255    12,143
  Interest income...................................................    3,380     2,576     1,689
  Other.............................................................    6,939     2,840     1,814
                                                                     --------  --------  --------
                                                                      196,240   160,453   133,404
                                                                     ========  ========  ========
Costs and expenses:
  Membership benefits...............................................   51,833    36,103    25,132
  Product costs.....................................................    4,174    17,967    27,017
  Commissions.......................................................   37,412    24,261    16,717
  General and administrative........................................   19,366    21,902    20,311
  Associate services and direct marketing...........................   16,038    14,738    11,431
  Depreciation and amortization.....................................    3,076     2,944     2,026
  Premium taxes.....................................................    1,461     1,206       866
  Other.............................................................    2,953         -         -
                                                                     --------  --------  --------
                                                                      136,313   119,121   103,500
                                                                     ========  ========  ========

Income before income taxes..........................................   59,927    41,332    29,904
Provision for income taxes..........................................   20,974    11,122    12,381
                                                                     --------  --------  --------
Net income..........................................................   38,953    30,210    17,523
Less dividends on preferred shares..................................       10        10        13
                                                                     --------  --------  --------
Net income applicable to common stockholders........................  $38,943   $30,200   $17,510
                                                                     ========  ========  ========

Basic earnings per common share.....................................  $  1.69  $   1.29  $    .76
                                                                     ========  ========  ========
Diluted earnings per common share...................................  $  1.67  $   1.26  $    .74
                                                                     ========  ========  ========


















           The  accompanying  notes  are  an  integral  part  of  these  financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)


                                                                        Year Ended December 31,
                                                                      -------------------------
                                                                       1999     1998     1997
                                                                      -------  -------  -------

Net income........................................................... $38,953  $30,210  $17,523
                                                                      -------  -------  -------

Other comprehensive (loss), net of tax:
  Unrealized (losses) on investments:
   Unrealized holding gains (losses) arising during period,..........    (580)     (66)       -
  Less:  reclassification adjustment for (gains) losses included
  in net income......................................................    (354)      42        -
                                                                      -------  -------  -------
Other comprehensive (loss), net of income taxes
  of $503 and $13 in 1999 and 1998, respectively.....................    (934)     (24)       -
                                                                      -------  -------  -------
Comprehensive income................................................. $38,019  $30,186  $17,523
                                                                      =======  =======  =======



































         The  accompanying  notes  are  an  integral  part  of  these  financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)


                                                                                   Year Ended December 31,
                                                                                 -------------------------
                                                                                   1999     1998     1997
                                                                                 -------  -------  -------

Cash flows from operating activities:
Net income.................................................................      $38,953  $30,210  $17,523
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for stock grant, stock transfer and associate stock options....            -        -      644
  Provision for deferred income taxes......................................       14,568   11,122   12,293
  Depreciation and amortization............................................        3,076    2,944    2,026
  Increase in accrued Membership income....................................       (1,288)  (1,196)    (689)
  (Decrease) increase in inventories.......................................        1,146     (472)    (489)
  Decrease (increase) in prepaid product commissions ......................        1,259      752     (513)
  Decrease in amount due from coinsurer....................................           15        -        -
  Increase in commission advances..........................................      (38,703) (28,142) (22,891)
  Increase in other assets.................................................       (1,877)    (304)    (678)
  Increase in Membership benefits..........................................        1,444    1,159      787
  (Decrease)  increase in deferred product sales revenue...................       (3,576)    (805)     771
  Decrease in accident and health reserves.................................          (15)       -        -
  Increase in life insurance reserves......................................           19        -        -
  Increase  (decrease)  in accounts  payable and accrued expenses..........        2,531   (5,373)   5,688
                                                                                 -------  -------  -------
    Net cash provided by operating activities..............................       17,552    9,895   14,472
                                                                                 -------  -------  -------
Cash flows from investing activities:
  Acquisition of UFL, net of cash acquired.................................            -   18,995)       -
  Additions  to  property and equipment and production costs...............       (2,659)  (4,926)  (3,619)
  Purchases of investments held-to-maturity................................            -   36,116)  (3,035)
  Proceeds from sales of investments held-to-maturity......................            -   23,718        -
  Maturities of investments held-to-maturity...............................            -    4,892      400
  Purchases of investments available for sale..............................      (11,077)       -        -
  Maturities and sales of investments available for sale...................       24,372        -        -
                                                                                 -------  -------  -------
    Net cash  provided by (used in) investing activities...................       10,636  (31,427)  (6,254)
                                                                                 -------  -------  -------
  Cash flows from financing activities:
  Proceeds from sale of common stock.......................................        3,434    3,186    3,229
  (Decrease) increase in capital lease obligations.........................         (593)     766      248
  Purchase of treasury stock...............................................      (29,432)  (1,528)       -
  Dividends paid on preferred stock........................................          (10)     (10)     (13)
                                                                                 -------  -------  -------
     Net cash (used in)  provided  by  financing activities................      (26,601)   2,414    3,464
                                                                                 -------  -------  -------
Net increase (decrease) in cash and cash equivalents......................         1,587  (19,118)  11,682
Cash and cash equivalents at beginning of year.............................        8,604   27,722   16,040
                                                                                 -------  -------  -------
Cash and cash equivalents at end of year...................................      $10,191  $ 8,604  $27,722
                                                                                 =======  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid for interest...................................................      $    23  $    47  $    36
                                                                                 =======  =======  =======
  Income taxes paid........................................................      $ 3,060  $     -  $     -
                                                                                 =======  =======  =======
  Purchases of property and equipment under capital leases.................      $     -  $ 1,104  $   445
                                                                                 =======  =======  =======
  Assets acquired in acquisition of UFL........  ..........................      $     -  $44,598  $     -
                                                                                 =======  =======  =======
  Liabilities assumed in acquisition of UFL................................      $     -  $23,929  $     -
                                                                                 =======  =======  =======


         The  accompanying  notes  are  an  integral  part  of  these  financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED  STATEMENTS  OF  CHANGES IN  STOCKHOLDERS'  EQUITY
            (Amounts and shares in 000's, except dividend rates and par values)


                                                                                   Year Ended December 31,
                                                                                 -------------------------
                                                                                   1999     1998     1997
                                                                                 -------  -------  -------

Preferred Stock - $1 par value, 400 shares authorized, issued and outstanding in one series designated as follows:

  $3.00 Cumulative Convertible Preferred Stock, authorized 5 shares, shares issued and outstanding at beginning of year (3 in 1999 and 1998, and 5 in
     1997).....................................................................   $     3  $     3  $     5
     Shares exchanged for Common Stock (2 in 1997).............................         -        -       (2)
                                                                                  -------  -------  -------
 Shares issued and outstanding at end of year (3 in 1999, 1998 and 1997),
   liquidation value of $53 at December 31, 1999...............................         3        3        3
                                                                                  -------  -------  -------
Special Preferred Stock - $1 par value, 500 shares  authorized;  series of fixed annual dividends $1, non-cumulative, convertible, shares issued and
  outstanding at beginning of year (18 in 1999, 23 in 1998 and 32 in 1997).....        18       23       32
Shares exchanged for Common Stock (5 in 1998 and 9 in 1997)....................         -       (5)      (9)
                                                                                  -------  -------  -------
Shares issued and outstanding at end of year (18 in 1999 and 1998, and 23 in
 1997), liquidation value of $235 at December 31, 1999.........................        18       18       23
                                                                                  -------  -------  -------

Common Stock - $.01 par value,  shares  authorized  100,000;  shares  issued and outstanding at beginning of year (24,321 in 1999, 24,151 in 1998 and 23,459..
  in 1997).....................................................................       243      242      235
Shares issued during year:
  Conversion of Preferred Stock (2 in 1999, 17 in 1998 and 38 in 1997).........         -        -        -
  Contributed to Company's employee stock ownership plan (3 in 1999, 2 in 1998
  and 3 in 1997)...............................................................         -        -        -
  Exercise of stock options and warrants (184 in 1999, 151 in 1998 and 651
  in 1997).....................................................................         2        1        7
                                                                                  -------   -------  ------
Shares issued and outstanding at end of year (24,507 in 1999, 24,321 in 1998
 and 24,151 in 1997)...........................................................       245      243      242
                                                                                  -------   -------- ------

Capital in Excess of Par Value
Balance at beginning of year...................................................    55,241   52,051   45,243
  Exercise of stock options....................................................     3,345    2,215    3,267
  Income tax benefit related to exercise of stock options......................     1,149      912    2,930
  Stock grant and transfer.....................................................         -        -      544
  Conversion of preferred stock................................................         1        5       11
  Stock contribution to employee stock ownership plan..........................        86       58       56
                                                                                  -------  -------  -------
Balance at end of year.........................................................    59,822   55,241   52,051
                                                                                  -------  -------  -------

Retained Earnings
Balance at beginning of year...................................................    49,528   19,328    1,818
Net income.....................................................................    38,953   30,210   17,523
Cash dividends on preferred shares.............................................       (10)     (10)     (13)
                                                                                  -------  -------  -------
Balance at end of year.........................................................    88,471   49,528   19,328
                                                                                  -------  -------  -------



                          PRE-PAID LEGAL SERVICES, INC.

  CONSOLIDATED   STATEMENTS   OF   CHANGES  IN   STOCKHOLDERS'   EQUITY (continued)
           (Amounts and shares in 000's, except dividend rates and par values)



Unrealized gains (losses)on available-for-sale investments (net of income taxes):
Balance at beginning of year...................................................  $    (24) $     -   $     -
  Unrealized holding gains (losses) arising during period......................      (580)     (66)        -
  Less: reclassification adjustment for (gains) losses
  included in net income.......................................................      (354)       42        -
                                                                                 --------  --------  -------
Other comprehensive (loss), net of income taxes................................      (934)      (24)       -
                                                                                 --------  --------  -------
Balance at end of year.........................................................      (958)      (24)       -
                                                                                 --------  --------  -------



Treasury stock
Balance at beginning of year (747 shares in 1997)..............................    (3,705)   (2,177)  (2,177)
Shares repurchased (1,163 in 1999 and 50 in 1998 ).............................   (29,432)   (1,528)       -
                                                                                 --------  --------  -------
Balance at end of year (1,960 shares in 1999)..................................   (33,137)   (3,705)  (2,177)
                                                                                 --------  --------  -------
Total Stockholders' Equity.....................................................  $114,464  $101,304  $69,470
                                                                                 ========= ========= =======































         The  accompanying  notes  are  an  integral  part  of  these  financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Dollar amounts in tables are in thousands unless otherwise indicated)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
      Pre-Paid Legal Services, Inc. (the "Company") underwrites and markets legal service plans (referred to as "Memberships") which provide for or reimburse a portion of legal fees incurred by members in connection with specified matters. The Company has offered legal services under two types of
Memberships: closed panel and open panel. Since 1987, substantially all of the Memberships sold by the Company have been closed panel Memberships that allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by the Company to provider law firms in connection with closed panel plans do not vary based on the type and amount of benefits utilized by the member, the closed panel plans provide significant advantages to the Company in managing claims risk. Membership benefit costs relating to open panel Memberships, which constituted approximately 3% of Memberships in force at December 31, 1999, are based on the usual, reasonable and customary fee for providing the required services. Memberships are generally guaranteed renewable and are marketed primarily in 28 states and the province of Ontario by an independent sales force referred to as "Associates". Membership fees are principally collected on a monthly basis.

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

Basis of Presentation
      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities. The consolidated financial statements give retroactive effect, as a result of applying the pooling of interests accounting method, to the merger with TPN, which was effective October 2, 1998. The UFL acquisition, on December 30, 1998, was accounted for by the purchase method of accounting for business combinations. (See Note 2)

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as those of PPL Agency, Inc. (See
Note 9 for additional information regarding PPL Agency, Inc.) The primary subsidiaries of the Company include Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services, Inc. of Florida ("PPLSIF") and UFL. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation
      The financial results of the Company's Canadian operations are measured in its local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. The accumulated translation gains or losses resulting from the changes in the exchange rates were insignificant at December 31, 1999, and accordingly the Company has not recorded any translation adjustments as other comprehensive income.

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

Commissions
      The Company has a level membership commission schedule of approximately 25% of annual fee revenue for all Membership years. This commission schedule results in the Company incurring commission expense related to the sale of its legal expense plans on a basis consistent with the collection of the fees generated by the sale of such Memberships. The Company currently advances the equivalent of three years of commissions on new Membership sales. In January 1997, the Company implemented a new policy whereby associates receive only earned commissions on the first three Memberships submitted unless the associate successfully completes a Company training program, produces three Memberships and recruits three associates within 60 days from becoming an associate. Prior to March 1, 1995, first year commissions payable on the sale of a Membership, and earned in the first Membership year, were approximately 70% of annual Membership fees while renewal commissions (payable as earned after the first Membership year) were approximately 16% of annual fees.

      Prior to February 1999, TPN distributors received commissions from the sale of personal and home care products, personal development products, communication services and satellite subscription sales. These commissions were paid to the distributor actually making the sale as well as other distributors in his organization. Commissions on goods and services were not advanced and averaged approximately 32% of the product sales price. These commissions were paid at the time of sale and subject to recovery only in the event of returned goods or refunds.

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

Investments
      The Company classifies its investments held as available for sale and accounts for them at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as other comprehensive income.

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

Inventories
      Inventories include the cost of materials and packaging and are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method for the personal and home care and personal development inventory and the average cost method for sales and promotional materials. Cost of jewelry is determined using the retail-inventory method.

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

Revenue Recognition
      Membership fees are recognized in income when due in accordance with Membership terms, which generally requires the holder of the Membership to remit fees on a monthly basis. Memberships are canceled for nonpayment of fees after a period of not more than ninety days. Fees due but not collected at the end of an accounting period are recorded as accrued Membership income; a provision for uncollectible fees, if any, is recorded currently. Revenues from Associates' training program fees and sales of marketing supplies are recognized as income when earned. Revenues for product sales are recognized when products are shipped or services provided.

Coinsurance Receivable and Accident and Health Reserves
      The Company has coinsured 100% of the accident and health policy liabilities of UFL pursuant to a coinsurance agreement. The amount due from coinsurer is therefore equal to the estimated accident and health reserves. Accident and health reserves is an estimate of outstanding claims, including an actuarial estimate of claims incurred but not reported, based upon historical claims experience, modified for current trends and changes in benefit coverage, which factors could vary as claims are ultimately settled. The Company believes the coinsurer will be able to honor all contractual commitments under the coinsurance agreement, based on its periodic reviews of financial statements, insurance industry reports and reports filed with state insurance departments.

Commission Advances
      Commission advances represent the unearned portion of commissions advanced to Associates on sales of Memberships. Commissions are earned as Membership fees are collected, usually on a monthly basis. The Company reduces Commission advances as Membership fees are paid and commissions earned. Unearned commission advances on lapsed Memberships are recovered through collection of fees on an associate's remaining active Memberships. At December 31, 1999 and 1998, the Company had an allowance of $4.5 million and $4.0 million, respectively, to provide for estimated uncollectible balances. The Company charges interest at the prime rate on unearned commission advances relating to Memberships that cancel subsequent to the advance being made and prior to the advance being fully earned.

Goodwill
      Goodwill, included in Other Assets, primarily represents the excess of acquisition costs over the value assigned to the net assets acquired in the 1998 UFL business combination and is amortized on the straight-line method over a period of ten years. The carrying amount of goodwill is reviewed using estimated undiscounted cash flows for the business acquired over the remaining amortization periods. Goodwill amortization for 1999 was $83,000. Since the UFL acquisition was effective December 30, 1998, no amortization expense was charged to earnings during 1998. The unamortized goodwill balance at December 31, 1999 is $747,000.

Membership Benefits Liability
      The Membership benefits liability represents claims reported but not paid and actuarially estimated claims incurred but not reported on open panel Memberships and per capita amounts due provider law firms on closed panel Memberships. The Company calculates the benefit liability costs on open panel Memberships based on completion factors that consider historical claims experience based on the dates that claims are incurred, reported to the Company and subsequently paid. Processing costs related to these claims are accrued based on an estimate of expenses to process such claims.

Life Insurance Reserves
      Life insurance reserves are actuarially determined based on life insurance in-force and estimated claims occurrences. The aggregate reserve for life insurance policies is an amount which is considered adequate to provide future guaranteed benefits as they become payable under the provisions of the insurance policies issued by UFL and remaining in force. The policy reserve is the aggregate result of an actuarial computation on each policy or group of policies.

Product Sales and Product Costs
      Product sales consist primarily of the sale of personal and home care products, jewelry, books, audiocassettes and videotapes focusing on personal achievement. Other products and services include digital satellite television subscriptions, Internet access and web sites, long distance and travel services provided by business partners. The Company has certain alliances with business partners, whereby sales associates buy or sell products or services provided by such business partners and in return the Company receives commissions on the sales of such goods and services. Revenues from these transactions are included in product sales in the consolidated statements of income.

      Product costs consist primarily of the actual cost paid to acquire such goods and services. Costs to purchase products and deliver services are included in product costs in the consolidated statements of income.

Deferred Revenue
      Through February 1999, the Company sold merchandise certificates to certain of its sales associates. These certificates could be used to purchase products from the Company and expire one year from the date of issuance. Deferred revenue represents the anticipated value of certificates to be redeemed for products based on expected redemption rates of certificates issued.

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

Long-Lived Assets
      The Company reviews long-lived assets to be held and used in operations when events or changes in circumstances indicate that the assets might be impaired. The carrying value of long-lived assets is considered impaired when the identifiable undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced by disposal costs.

Stock-Based Compensation
      Compensation expense is recorded with respect to stock option grants and restricted stock awards to employees and board members using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). This method calculates compensation expense on the measurement date as the excess of the current market price of the underlying Company stock over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award. The Company has adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," in preparing its financial statement disclosures.

Segment Information
      The Company has applied the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in its 1999 financial statements, the first year the Company has operated in more than one segment. That statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The application of SFAS No. 131 did not affect results of operations or financial position of the Company but does govern the disclosure of segment information, as presented in Note 15.

Accounting Standard to be Adopted
      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 that deferred the effective date of SFAS 133 for one year. SFAS 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on January 1, 2001 as required. The Company believes that it holds no derivative instruments at December 31, 1999.

Note 2 - Merger and Acquisition

      Effective October 2, 1998, the Company issued 999,992 shares of its common stock in exchange for all of the outstanding common stock of TPN based on a conversion ratio of 345 shares of the Company's common stock for each share of TPN common stock. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests.

      The Company completed its acquisition of UFL on December 30, 1998. UFL, based in Duncan, Oklahoma, was a subsidiary of Pioneer Financial Services, Inc. ("Pioneer"), which is a subsidiary of the Conseco group of companies. The Company paid $20.7 million in cash to Pioneer in exchange for all of the outstanding capital stock of UFL, which had assets and liabilities at December 31, 1998 with carrying values of $43.9 million and $24.0 million, respectively, which approximated their fair values. This acquisition was accounted for by the purchase method of accounting for business combinations. The accompanying consolidated statements of income do not include any revenues or expenses related to this acquisition prior to the closing date. The transaction has not had a material effect on the Company's operating results. As a part of the transaction, Pioneer Life Insurance Company, a wholly-owned subsidiary of Pioneer, entered into a 100% coinsurance agreement with UFL assuming all of the assets and liabilities relating to Medicare supplement and health care business written by UFL. UFL retained its existing life insurance business (1999 premiums were approximately $1.0 million) and continues to provide claims processing for the coinsured Medicare supplement and health care policies and receives full cost reimbursement for such services. During 1999, premium income and benefits expense for this coinsurance business (each of which were fully ceded to the coinsuring party) were $33.1 million and $24.1 million, respectively.

Note 3 - Investments

      A summary of the amortized cost, unrealized gains and losses and fair values of the Company's investments at December 31, 1999 and 1998 follows:

                                               December 31, 1999
                                     ------------------------------------------
                                     Amortized   Gross    Unrealized    Fair
Available-for-Sale                     Cost      Gains      Losses      Value
------------------                   ---------  -------   ----------  --------
U.S. Government obligations........  $  18,752  $    -     $(1,532)   $ 17,220
Corporate obligations..............      3,930       -        (354)      3,576
Equity securities..................        417     588           -       1,005
Obligations of state and political
  subdivisions.....................      2,402       -        (176)      2,226
Certificates of deposit............      3,141       -           -       3,141
Total..............................  ---------  -------    --------   --------
                                     $  28,642  $   588    $(2,062)  $  27,168
                                     =========  =======    ========  =========


                                               December 31, 1998
                                     -----------------------------------------
                                     Amortized   Gross    Unrealized     Fair
Available-for-Sale                     Cost      Gains      Losses       Value
------------------                   ---------  -------    --------    --------
U.S. Government obligations........    $6,183   $    23    $  (105)    $ 6,101
Corporate obligations..............    27,025        92        (25)      7,092
Equity securities..................     3,178         -          -       3,178
Obligations of state and political      2,226        12        (34)      2,204
  subdivisions.....................
Certificates of deposit............     3,339         -          -       3,339
Total..............................  --------   --------   ---------   --------
                                     $ 41,951   $    127   $  (164)   $ 41,914
                                     ========   ========   =========   ========

      The contractual maturities of the Company's available-for-sale investments in debt securities and certificates of deposit at December 31, 1999 by maturity date follows:

                                                 Amortized
                                                   Cost      Fair Value
                                                 ---------   ---------
            One year or less...................   $  4,568    $ 4,537
            Two years through five years.......      8,887      8,228
            Five years through ten years.......      5,180      4,575
            More than ten years................      9,590      8,823
                                                  --------   ---------
            Total                                 $ 28,225   $ 26,163
                                                  =========  =========


      The Company's investment securities are included in the accompanying consolidated balance sheets at December 31, 1999 and 1998 as follows.

                                                       December 31,
                                                   ------------------
                                                     1999      1998
                                                   --------  --------
  Available-for-sale investments (current)........ $  2,252   $ 2,368
  Available-for-sale investments (non-current.....   19,628    36,624
  Investments pledged.............................    5,288     2,922
                                                   --------  --------
  Total........................................... $ 27,168   $41,914
                                                   ========  ========

      The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies as follows:
                                                           December 31,
                                                       --------------------
                                                         1999        1998
                                                       ---------  ---------
  Certificates of deposit............................   $  1,774   $  1,772
  Obligation of state and political subdivisions.....        100        100
  U. S. Government obligations.......................      3,414      1,050
                                                       ---------  ---------
  Total                                                 $  5,288   $  2,922
                                                        ========   ========


      Proceeds from sales of investment securities available-for-sale were $18,150,000 in 1999 resulting in gross realized gains of $700,000 and gross realized losses of $155,000. Proceeds from sales of investment securities held-to-maturity were $23,718,000 in 1998, resulting in gross realized gains of $17,500 and gross realized losses of $81,500. Sales of investments during 1997 were not significant.


Note 4 - Inventories

      Inventories consist of the following:
                                                      December 31,
                                                  -------------------
                                                     1999      1998
                                                  --------- ---------
Personal and home care, and personal development
      inventory.................................   $    618  $    958
Jewelry inventory...............................        763       952
Sales and promotional materials.................        873       678
Less: Inventory reserve.........................       (812)        -
                                                  --------- ---------
Total                                              $  1,442  $  2,588
                                                  ========= =========


Note 5 - Property and Equipment

      Property and equipment is comprised of the following:

                                           Estimated
                                            Useful           December 31,
                                             Life          1999       1998
                                           ----------    --------   --------
 Equipment, furniture and fixtures........ 3-10 years    $ 11,896   $ 11,442
 Computer software .......................    5 years       4,537      3,258
 Building and improvements ...............   20 years       2,835      4,026
 Automotive ..............................    3 years         250        231
 Land ....................................                    110        110
                                                         --------   --------
                                                           19,628     19,067
 Accumulated depreciation ................                (11,267)   (11,389)
                                                         --------   --------
 Property and equipment, net .............               $  8,361   $  7,678
                                                         ========   ========


      The net carrying value of capitalized leased assets was $790,000 and $1.0 million at December 31, 1999 and 1998, respectively.

Note 6 - Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses is comprised of the following:

                                                     December 31,
                                                   -----------------
                                                     1999      1998
                                                   -------   -------
            Accounts payable...................    $ 1,652   $ 2,442
            Fast Start training bonuses payable      2,421       853
            Accrued expenses...................      1,133     1,751
            Accounts payable of UFL............      1,164     2,283
            Current tax liability..............      2,197         -
            Other..............................      2,201     2,057
                                                   -------   -------
            Total                                  $10,768   $ 9,386
                                                   =======   =======



Note 7 - Income Taxes

      The provision for income taxes consists of the following:

                                                    Year Ended December 31,
                                                    -----------------------
                                                 1999        1998        1997
                                               -------     -------     -------
Current income taxes:
  Federal ...............................      $ 5,339      $    -     $    88
  State .................................        1,067           -           -
                                                ------     -------     -------
                                                 6,406           -          88
Deferred ................................       14,568      11,122      12,293
                                                ------      ------     -------
  Total  provision  for income taxes.....      $20,974     $11,122     $12,381
                                               =======     =======     =======




      A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                  Year Ended December 31,
                                             -------------------------------
                                               1999        1998        1997
                                             -------     -------     -------
Statutory  Federal  income tax rate.........   35.0%       35.0%       35.0%
Change in valuation allowance ..............    -          (8.2)        6.4
Tax exempt interest ........................    -           (.1)        (.2)
State income taxes .........................    1.5         1.0         1.0
Other ......................................   (1.5)        (.8)        (.8)
                                             -------     -------     -------
Effective income tax rate ..................   35.0%       26.9%       41.4%
                                             =======     =======     =======




      Deferred tax liabilities and assets at December 31, 1999 and 1998 are comprised of the following:


                                                              December 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Deferred tax liabilities:
  Commissions advanced ............................       $ 42,206   $ 28,650
  Unrealized investment gains (net)................            467        467
  Depreciation ....................................            356        224
                                                          --------   --------
   Total deferred tax liabilities..................         43,029     29,341
                                                          --------   --------

Deferred tax assets:
  Expenses  not yet deducted for tax purposes .....            728        449
  Unrealized loss on investments ..................            516          -
  Net operating loss carryforward..................              -      1,053
  Pre-merger  net operating loss ..................          1,637      1,980
  General Business Credit carryforward.............            261        325
  AMT Credit carryforward .........................            586        366
                                                          --------   --------
   Total deferred tax assets ......................          3,728      4,173
  Valuation allowance for deferred tax assets......         (1,898)    (1,980)
                                                          --------   --------
     Total net deferred tax assets ................          1,830      2,193
                                                          ---------  --------
  Net deferred liability ..........................        $(41,199) $(27,148)
                                                           ========  ========



      The Company has general business and rehabilitation tax credit carryforwards of approximately $261,000 expiring primarily in 2000 to 2001, and an alternative minimum tax ("AMT") credit carryforward of $586,000 that does not expire. The Company has NOLs in the amount of $4.7 million representing the NOLs of TPN generated prior to the merger date. A valuation allowance has been established for the general business and rehabilitation tax credit carryforwards and the TPN NOLs as the Company does not believe it is more likely than not that the tax benefits of these carryforwards will be realized prior to their expiration, in part due to utilization restrictions imposed by the Internal Revenue Code.

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

Note 8 - Stockholders' Equity

      Each share of $3.00 Cumulative Convertible Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $3 per share, payable quarterly, is convertible into 2.5 shares of Common Stock and is redeemable at the option of the Company at $25 per share. The $3.00 Cumulative Convertible Preferred Stock had a liquidation value of $53,000 at December 31, 1999. During 1999 and 1997, $3.00 Cumulative Convertible Preferred Stock consisting of 111 shares and 1,714 shares, respectively, were converted into 4,563 shares of Common Stock.

      Each share of the Special Preferred Stock is entitled to a non-cumulative annual dividend of $1.00 per share, is convertible into 3.5 shares of Common Stock and is redeemable at the option of the Company at $13.34 per share, plus all accumulated and unpaid dividends. The Special Preferred Stock had a liquidation value of $235,011 at December 31, 1999. During 1999, 1998 and 1997, Special Preferred Stock consisting of 391 shares, 4,766 shares and 9,767 shares, respectively, were converted into 52,234 shares of Common Stock.

      The Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI and UFL is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits. At December 31, 1999, PPLCI and UFL did not have funds available for payment of significant dividends without the approval of the Oklahoma Insurance Commissioner.

Note 9 - Related Party Transactions

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

      Agency's financial position and results of operations are included in the Company's financial statements on a combined basis. Agency earned commissions, net of amounts paid directly to its agents by the underwriter, during 1999, 1998 and 1997 of $121,000, $119,000 and $110,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had a net loss for the years ended December 31, 1999, 1998 and 1997 of $18,148, $10,694 and $12,500,
respectively, after incurring commissions earned by the Chairman of $49,000, $47,000 and $50,000, respectively, and annual management fees paid to the Company of $36,000 for 1999 and 1998 and $72,000 for 1997.

      The Chairman and his wife own Stonecipher Aviation LLC ("SA"). The Company has agreed to reimburse SA for certain expenses pertaining to trips made by Company personnel for Company business purposes using aircraft owned by SA. Such reimbursement represents the pro rata portion of direct operating expenses, such as fuel, maintenance, pilot fees and landing fees, incurred in connection with such aircraft based on the relative number of flights taken for Company business purposes versus the number of other flights during the applicable period. No reimbursement is made for depreciation, capital expenditures or improvements relating to such aircraft. During 1999, 1998 and 1997, the Company paid $276,000, $279,000 and $192,000, respectively, to SA as reimbursement for such transportation expenses.

      An executive officer (President) and director of the Company has loans from the Company made in December 1992, December 1996 and October 1998. The largest aggregate balance of these loans during the year ended December 31, 1999 was $511,000. The outstanding balance of these loans as of December 31, 1999 was $510,745. These loans bear annual interest at the rate of 3% in excess of the prime rate, adjusted on January 1 of each year, and are secured by commissions due from the Company. This individual also owns corporations or partnerships not affiliated with the Company but engaged in the marketing of the Company's Memberships and which earn commissions from sales of Memberships. These entities earned commissions, net of amounts passed through as commissions to their sales agents, during 1999, 1998 and 1997 of $14,000, $39,000 and $49,000, respectively.

Note 10 - Leases

      At December 31, 1999, the Company was committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $112,659, $468,000 and $379,000 in 1999, 1998 and 1997, respectively. At December 31, 1999, minimum rentals for operating and capital leases in succeeding years ending December 31 are:


                                                                          Capital   Operating
                               Year                                        Leases     Leases
                               ----                                      ---------- ----------

                               2000                                       $   353    $    31
                               2001                                           207         26
                               ----                                      ---------- ----------
                                         Total                            $   560    $    57
                                                                                    ==========
Less: Amount representing interest.......................................       7
                                                                         ----------
      Present value of net minimum capital lease payments..............       553
      Less: Current installments of obligations under capital leases...       348
                                                                         ----------
      Obligations under capital leases, net of current installments....   $   205
                                                                         ==========


Note 11 - Commitments and Contingencies

      In February 1999, a lawsuit was filed against the Company by a building owner seeking to recover unspecified damages and attorneys' fees for an alleged breach of a lease agreement between the owner and TPN. Management has indicated it plans to vigorously contest this suit and believes that any loss resulting from the suit would not have a material impact on the Company's financial position, results of operations or cash flows in future years.

      The Company is a named defendant in certain other lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Note 12 - Stock Options and Purchase Plan

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

      A summary of the status of the Company's Plan as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                                1999                1998                1997
                                        ------------------- ------------------- -------------------
                                                   Weighted            Weighted            Weighted
                                                   Average             Average            Average
                                                   Exercise            Exercise            Exercise
                                          Shares    Price    Shares    Price    Shares    Price
                                        --------- --------- --------- --------- --------- ---------

Outstanding  at  beginning of year...... 487,500   $ 24.55   300,000   $ 12.39   410,000   $  6.78
Granted................................. 230,000     26.84   247,500     35.65   185,000     14.49
Exercised .............................. (11,500)    13.77   (60,000)     9.55  (285,000)     5.55
Terminated .............................  (5,000)    33.75         -         -   (10,000)    16.00
                                        --------- --------- ---------  -------- --------- ---------
Outstanding at end of year.............. 701,000   $ 25.41   487,500   $ 24.55   300,000   $ 12.39
                                        ========= ========= ========= ========= ========= =========
Options exercisable at year end......... 648,500   $ 25.21   472,500   $ 24.26   290,000   $ 12.27
                                        ========= ========= ========= ========= ========= =========



      The following table summarizes information about stock options outstanding at December 31, 1999 issued pursuant to the Plan:



                                              Weighted Average
                                                  Remaining     Weighted Average
Range of Exercise Prices  Number Outstanding  Contractual Life   Exercise Price
------------------------  ------------------  ---------------- -----------------
   $8.13 - $16.00               229,500              1.94             $13.14
  $25.50 - $35.88               424,000              3.61              30.38
  $38.50 - $43.13                47,500              2.85              40.39
                          ------------------  ---------------- -----------------
                                701,000              3.01             $25.41
                          ================== ================= =================

      The following table summarizes information about stock options exercisable at December 31, 1999 issued pursuant to the Plan:

                                              Weighted Average
                                                  Remaining    Weighted Average
Range of Exercise Prices  Number Outstanding  Contractual Life   Exercise Price
------------------------  ------------------  ---------------- -----------------
   $8.13 - $16.00               229,500              1.94             $13.14
  $25.50 - $35.88               371,500              2.07              25.21
  $38.50 - $43.13                47,500              2.85              40.39
                          ------------------  ---------------- -----------------
                                648,500              2.08             $22.05
                          ================== ================= =================


      The Company, effective July 3, 1995, December 14, 1995 and July 22, 1997, also adopted stock option plans for its marketing associates whereby the associates could earn stock options based upon their production and recruiting efforts. These options were issued to qualifying associates at each month end from July 1995 through March 1996 and for the month of July 1997 based on the month's production and recruiting results. The options granted December 14, 1995 were issued to qualifying associates achieving a specified level within the Company's marketing structure. The exercise price is equal to the closing stock price on the last trading day of each respective month for all grants from July 1995 through March 1996, the exercise price for December 1995 grants was equal to the closing stock price on such date and the exercise price for the July 1997 grants was $27.00 (which exceeded market). The options granted from July 1995 through March 1996 expired pursuant to their terms on July 31, 1997 and the options granted for production during July 1997 expired pursuant to their terms on July 31, 1998. The options granted December 14, 1995 expire on December 14, 2000. Activity related to these plans is as follows:

                                               1999              1998              1997
                                            ------------------- ------------------- -------------------
                                                      Weighted            Weighted            Weighted
                                                       Average             Average             Average
                                                      Exercise            Exercise            Exercise
                                             Shares     Price    Shares     Price    Shares     Price
                                            --------- --------- --------- --------- --------- ---------

Outstanding at beginning of year...........     2,500   $  8.25   101,350   $ 26.24   350,092   $ 10.00
Granted....................................         -         -         -         -   100,000     27.00
Exercised .................................         -         -   (30,650)    27.00  (135,125)    10.26
Terminated.................................         -              68,200)    27.00  (213,617)    10.01
                                            --------- --------- --------- --------- --------- ---------
Outstanding at end of year.................     2,500   $  8.25     2,500   $  8.25   101,350   $ 26.54
                                            ========= ========= ========= ========= ========= =========
Options exercisable at year end............     2,500      8.25     2,500   $  8.25   103,350   $ 26.54
                                            ========= ========= ========== ======== ========= =========


      The following table summarizes information about stock options outstanding at December 31, 1999 issued to marketing associates:

                                              Weighted Average
                                                 Remaining      Weighted Average
Range of Exercise Prices  Number Outstanding  Contractual Life    Exercise Price
------------------------  ------------------ -----------------  ----------------
          $8.25                  2,500              .96              $  8.25
                          ================== =================  ================



In addition to those options issued pursuant to the Plan and those options issued to non-employee marketing associates in the two preceding tables, the Company has other options outstanding. All grants during 1999, 1998 and 1997 were made to Regional Vice Presidents ("RVP") (marketing employees) of the Company and marketing consultants. The exercise price is equal to the closing stock price on the day the RVP was appointed by the Company or the date the options were granted to the marketing consultants. Effective December 31, 1999, the unvested portion of the outstanding RVP options were terminated as reflected in the table below. The Company will continue to evaluate potential stock option plans for the RVPs. A summary of the status of such options as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:





                                               1999                  1998                  1997
                                        --------------------  --------------------  --------------------
                                                   Weighted              Weighted              Weighted
                                                    Average               Average               Average
                                                   Exercise              Exercise              Exercise
                                         Shares      Price     Shares      Price     Shares      Price
                                        ---------  ---------  ---------  ---------  ---------  ---------

Outstanding at beginning of year......   816,700    $ 25.08    406,750    $ 17.53    337,050    $  5.92
Granted...............................   490,000      30.68    470,000      30.15    300,000      17.85
Exercised ............................  (171,849)     18.77    (60,050)     13.59   (230,300)       .96
Terminated ...........................  (755,332)     28.53          -          -          -          -
                                        ---------  ---------  ---------  --------- ---------- ----------
Outstanding at end of year............   379,519    $ 28.30    816,700    $ 25.08    406,750    $ 17.53
                                        =========  =========  =========  =========  =========  =========
Options exercisable at year end.......   379,519    $ 28.30    364,700    $ 25.07     42,750    $ 13.04
                                        =========  =========  =========  =========  =========  =========


    The following table summarizes information about stock options other than those included in the Plan or issued to marketing associates outstanding at December 31, 1999:

                                                 Weighted Average
                                                    Remaining       Weighted Average
 Range of Exercise Prices   Number Outstanding   Contractual Life    Exercise Price
-------------------------   ------------------   ----------------   ----------------

  $14.00 - $19.00                 76,001               2.20              $16.40
  $22.44 - $34.19                224,184               1.84               27.52
  $36.25 - $43.13                 79,334               1.32               41.89
                            ------------------   ----------------   ----------------
                                 379,519               1.80              $28.30
                            ==================   ================    ===============


      Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 and related interpretations for its employee compensation arrangements, and disclose the pro forma effects of applying SFAS 123. Had compensation cost for the Company's employee related stock option plans, including options granted to RVPs, been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net income and earnings per share for 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                     1999      1998      1997
                                                  --------- --------- ---------

Net income applicable to common stockholders:
               As reported..................       $ 38,943  $ 30,200  $ 17,510
               Pro forma....................         35,931    21,671    16,387

Basic earnings per common share:
               As reported..................       $   1.69  $   1.29  $    .76
               Pro forma....................           1.56       .92       .71

Diluted earnings per common share:
               As reported..................       $   1.67  $   1.26  $    .74
               Pro forma....................           1.54       .91       .70



      The estimated fair value of options granted to employees, including RVPs, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free interest rate of 6.09% for 1999 and 5.00% for 1998 and 1997; expected life of 3-7 years; and expected volatility ranging from 30% to 64%.

      In accordance with SFAS 123, the Company recorded compensation expense related to the issuance of stock options to non-employee marketing associates of $100,000 during 1997. The weighted average fair value of options granted that met the minimum exercise criteria during 1997 was $1.07 per share. The fair value of each stock option grant to marketing associates was measured on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used: no dividend yield; risk-free interest rate of 5.00% for 1997; expected life of 1 year; and expected volatility ranging from 30% to 49%.

      During 1988, the Company adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company common stock. The Company, at its option, may make matching contributions to the plan, and recorded expense during 1999, 1998 1997 of $86,150, $58,027 and $55,785 based on annual contributions of
Company stock of 2,800 shares, 1,900 shares and 3,000 shares, respectively.

Note 13 - Earnings Per Share

      Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

      Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The $3.00 Cumulative Convertible Preferred stock is considered to be a dilutive common stock equivalent in 1999 and 1998 but would be anti-dilutive, and therefore not considered in 1997. The Special Preferred stock is considered to be a dilutive common stock equivalent for all periods and the number of shares issuable on conversion of the $3.00 Cumulative Convertible Preferred stock and the Special Preferred Stock is added to the weighted average number of common shares. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.



                                                                       Year Ended December 31,
                                                                     --------------------------
                                                                        1999    1998      1997
                                                                     -------- -------- --------

Basic Earnings Per Share:
Earnings:
Net income applicable to common stockholders........................ $ 38,943 $ 30,200 $ 17,510
                                                                     ======== ======== ========
Shares:
Weighted average shares outstanding.................................   23,099   23,456   23,127
                                                                     ======== ======== ========
Basic earnings per common share..................................... $   1.69 $   1.29 $    .76
                                                                     ======== ======== ========
Diluted Earnings Per Share:

Earnings:
Net income applicable to common stockholders........................ $ 38,943 $ 30,200 $ 17,510
Add: Dividends on assumed conversion of preferred stock.............       10       10        -
                                                                     -------- -------- --------
Income available to common stockholders after assumed conversions... $ 38,953 $ 30,210 $ 17,510
                                                                     ======== ======== ========

Shares:
Weighted average shares outstanding.................................   23,099   23,456   23,127
Assumed conversion of preferred stock...............................       70       81      109
Assumed exercise of options.........................................      205      369      339
                                                                     -------- -------- --------
Weighted average number of shares, as adjusted......................   23,374   23,906   23,575
                                                                     ======== ======== ========
Diluted earnings per common share................................... $   1.67 $   1.26 $    .74
                                                                     ======== ======== ========

Note 14 - Selected Quarterly Financial Data (Unaudited)

      Following is a summary of the unaudited interim results of operations for the years ended December 31, 1999 and 1998. As a result of the 1998 fourth quarter acquisition of TPN that was accounted for as a pooling of interests, the 1998 periods have been restated to include the operating results of TPN.


                               Selected Quarterly Financial Data
                           (In thousands, except per share amounts)
                                   Income before     Net     Basic earings per  Diluted earnings per
                        Revenues    income taxes    Income       common share       common share
                       ----------  -------------- ---------- ------------------ --------------------
  1999
  First quarter.......  $44,583      $13,425       $8,782           $.37                $.37
  Second quarter......   47,959       15,272        9,872            .43                 .42
  Third quarter.......   49,025       15,186        9,870            .43                 .42
  Fourth quarter......   54,673       16,044       10,429            .46                 .46

  1998
  First quarter.......  $37,877       $7,895       $5,266           $.22                $.22
  Second quarter......   39,814        9,771        6,419            .27                 .27
  Third quarter.......   39,809       10,898        6,610            .28                 .28
  Fourth quarter......   42,953       12,768       11,915            .51                 .50



      The Company had taxable income for 1998 and the Company's tax expense for 1998 was reduced in the fourth quarter to reflect management's current estimate of the utilization of certain NOLs for which a valuation allowance had been previously established. Due to this reduction in tax expense, fourth quarter 1998 earnings were increased $3.5 million, or 15 cents per diluted share.

Note 15 - Segment Information

      The Company derived approximately 98% of its revenues and net income from the sale of legal service plans and directly related activities during 1999. Revenues and net income from the Company's other operating segment (life insurance, through UFL) were approximately 2% each of the respective consolidated totals for 1999. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The following table sets forth the composition of the segments and total Company revenues, net income and identifiable assets for the years ended December 31, 1999 and 1998. (For years prior to 1998, the Company operated in only one segment.):

                                                        Year Ended December 31,
                                                           1999       19988
                                                         ---------  ---------
   Revenues:
    Legal service plans and directly related activities:
      Legal service plan membership fees................. $ 157,217  $ 110,003
      Product sales......................................     5,888     27,779
      Associate Services.................................    22,816     17,255
      Interest income....................................     2,286      2,576
      Other..............................................     3,809      2,840
                                                          ---------  ---------
         Total...........................................   192,016    160,453
                                                          =========  =========

    Life insurance segment (UFL):
      Interest income....................................     1,094          -
      Other  (includes  $1.0 million life premiums)......     3,130          -
                                                          ---------  ---------
         Total...........................................     4,224          -
                                                          ---------  ---------
            Total........................................ $ 196,240  $ 160,453
                                                          =========  =========

   Net Income:
    Legal service plans and directly related activities.. $  38,127  $  30,210
    Life insurance segment (UFL).........................       826          -
                                                          ---------  ---------
            Net Income................................... $  38,953  $  30,210
                                                          =========  =========

   Assets:
    Legal service plans and directly related activities.. $ 163,755  $ 124,075
    Life insurance segment (UFL).........................    30,020     43,828
                                                          ---------  ---------
            Total assets................................. $ 193,775  $ 167,903
                                                          =========  =========


      The December 31, 1998 consolidated balance sheet data reflects the December 30, 1998 acquisition of Universal Fidelity Life Insurance Company ("UFL") that was accounted for as a purchase transaction and accordingly, none of the operating results of UFL for 1998 are included in the Company's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

In accordance with the provisions of General Instruction G (3), information required by Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 29, 2000.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

(1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 28 of this report.
(2) Financial Statement Schedule: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 28 of this report.
(3) Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.

(b)   Reports on Form 8-K:  None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PRE-PAID LEGAL SERVICES, INC.

Date: March 17, 2000                 By: /s/ Randy Harp
                                         ------------------------------
                                         Randy Harp
                                         Chief Financial Officer and
                                         Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                         Position                     Date

/s/ Harland C. Stonecipher      Chairman of the Board of          March 17, 2000
---------------------------     Directors (Principal
  Harland C. Stonecipher        Executive Officer)


/s/ Wilburn L. Smith            President and Director            March 17, 2000
---------------------------
     Wilburn L. Smith


/s/ Kathleen S. Pinson          Vice President, Controller        March 17, 2000
---------------------------     and Director (Principal
    Kathleen S. Pinson          Accounting Officer)


/s/ Randy Harp                  Chief Operating Officer,          March 17, 2000
---------------------------     and Director (Principal
     Randy Harp                Financial Officer)


/s/ Peter K. Grunebaum                Director                    March 17, 2000
---------------------------
   Peter K. Grunebaum


/s/Shirley A. Stonecipher             Director                    March 17, 2000
---------------------------
  Shirley A. Stonecipher


/s/ John W. Hail                       Director                   March 17, 2000
---------------------------
      John W. Hail


/s/ David A. Savula                    Director                   March 17, 2000
---------------------------
     David A. Savula


/s/ Martin H. Belsky                   Director                   March 17, 2000
---------------------------
     Martin H. Belsky



                                   SCHEDULE II
                          PRE-PAID LEGAL SERVICES, INC.
                       Consolidated Valuation And Qualifying Accounts
                 For the Three Years in the period ended December 31, 1999
                               (Amounts in 000's)

                                                    Additions
                                                    Charged to
                                         Beginning   Cost and               End of
     Description                          of Year    Expenses  Deductions    Year
                                         ---------- ---------- ---------- ----------

Year Ended December 31, 1999:
-----------------------------
 Allowance for unrecoverable
 commission advances - (non-current)....  $ 3,994    $   550    $     -    $ 4,544
                                         ========== ========== ========== ==========
 Allowance for doubtful receivables.....  $   213    $     -    $     -    $   213
                                         ========== ========== ========== ==========
  Inventory valuation reserve...........  $    -     $   812    $     -    $   812
                                         ========== ========== ========== ==========


Year Ended December 31, 1998:
-----------------------------
 Allowance for unrecoverable
 commission advances - (non-current)...   $ 3,774    $   250    $     -    $ 3,994
                                         ========== ========== ========== ==========
 Allowance for doubtful receivables.....  $   213    $     -    $     -    $   213
                                         ========== ========== ========== ==========
 Inventory valuation reserve...... .....  $   160    $     -    $   160    $     -
                                         ========== ========== ========== ==========

Year Ended December 31, 1997:
-----------------------------
 Allowance for unrecoverable
 commission advances - (non-current)....  $ 3,444    $   300    $     -    $ 3,744
                                         ========== ========== ========== ==========
 Allowance for doubtful receivables.....  $   109    $   104    $     -    $   213
                                         ========== ========== ========== ==========
 Inventory valuation reserve...........   $    84    $    76    $     -    $   160
                                         ========== ========== ========== ==========


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

10.11 Agreement and Plan of Reorganization dated as of September 23, 1998 between the Company and TPN, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated October 2, 1998)

10.12 Stock Purchase Agreement dated as of October 5, 1998 between the Company and Pioneer Financial Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 30, 1998)

*10.13 Demand Note of Wilburn L. Smith dated October 8, 1998 in favor of the Company (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-K filed for the year ended December 31, 1998)

*10.14 Stock option agreement with David A. Savula dated February 6, 1998 (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-K filed for the year ended December 31, 1998)

*10.15 Stock option agreement with David A. Savula dated July 2, 1998 (Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K filed for the year ended December 31, 1998)

*10.16 Stock option agreement with David A. Savula dated July 2, 1998 (Incorporated by reference to Exhibit 10.16 of the Company's Form 10-K filed for the year ended December 31, 1998)

21.1       List of Subsidiaries of the Company

23.1       Consent of Deloitte & Touche LLP

23.2       Consent of Arthur Andersen LLP

27.1       Financial Data Schedule

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.