Form 10-Q
period 2000-03-31
PRE PAID LEGAL SERVICES INC
filed 2000-05-04
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                  Commission File Number:    1-9293

    ------------------------------------------------------------


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

            Yes    X        No
               -------        ------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 26, 2000:


Common Stock                     $.01 par value                       22,560,143

                                    CONTENTS


Part I.  Financial Statements

Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets
as of March 31, 2000 (Unaudited) and
December 31, 1999

Consolidated Statements of Income
(Unaudited) for the three months ended
March 31, 2000 and 1999

Consolidated Statements of Comprehensive Income
(Unaudited) for the three months ended
March 31, 2000 and 1999

Consolidated Statements of Cash Flows
(Unaudited) for the three months ended
March 31, 2000 and 1999

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

FORWARD - LOOKING STATEMENTS
----------------------------

          All statements in this report concerning the Company, other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of March 31, 2000 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Memberships, Membership persistency, regulation and competition risks and the risk that the principal executive officer, Harland C. Stonecipher will not continue to be active. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.

ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT
-------------------------------------------


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in 000's, except per share amounts)

                                     ASSETS
                                                      March 31,    December 31,
                                                      -------------------------
                                                         2000            1999
                                                       ---------      ---------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents.......................... $  13,433       $  10,191
  Available-for-sale investments, at fair value......     2,521           2,252
  Accrued Membership income..........................     5,330           4,883
  Inventories........................................     1,480           1,442
  Amount due from coinsurer..........................    12,540          12,483
  Membership commission advances, current portion....    35,994          32,885
                                                      ---------       ---------
     Total current assets...........................     71,298          64,136
Available-for-sale investments, at fair value........    19,834          19,628
Investments pledged..................................     5,319           5,288
Membership commission advances, net..................    95,577          87,828
Property and equipment, production costs, net........     9,496           8,634
 Other...............................................     8,214           8,261
                                                      ---------       ---------
       Total assets.................................. $ 209,738       $ 193,775
                                                      =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Membership benefits............................... $   5,636       $   5,252
   Deferred product sales revenue and membership fees.    1,838             356
   Accident and health reserves.......................   12,540          12,483
   Life insurance reserves............................      947             967
   Deferred income taxes - current portion............   11,679          10,664
   Current portion of capital lease obligation........      334             348
   Accounts payable and accrued expenses..............    9,772          10,768
                                                      ---------       ---------
       Total current liabilities......................   42,746          40,838
 Deferred income taxes................................   33,377          30,535
 Life insurance reserves..............................    7,749           7,733
 Capital lease obligation, net of current portion.....      137             205
                                                      ---------       ---------
       Total liabilities..............................   84,009          79,311
                                                      ---------       ---------
 Stockholders' equity:
  Preferred  stock,  $1  par  value; authorized  400
   shares; 3 issued and outstanding as follows:  $3.00
   Cumulative Convertible Preferred Stock, 3 shares
   authorized, issued and outstanding at March 31, 2000
   and December 31, 1999; liquidation value of $55....        3               3
  Special  preferred  stock,  $1 par value;  authorized
   500 shares,  issued and outstanding in one series
   designated as follows: $1.00 Non-Cumulative Special
   Preferred Stock, 18 shares authorized, issued and
   outstanding at March 31, 2000 and December 31, 1999;
   liquidation value of $240..........................       18              18
  Common stock, $.01 par value; 100,000 shares authorized;
   24,511 and 24,507 issued at March 31, 2000 and
   December 31, 1999, respectively....................      245             245
     Capital in excess of par value...................   59,677          59,822
     Retained earnings............... ................   99,861          88,471
     Accumulated other comprehensive income (loss):
     Unrealized losses on investments.................     (934)           (958)
     Unrealized loss from currency translation........       (4)              -
     Treasury stock at cost; 1,960 shares held at
      March 31, 2000 and December 31, 1999............  (33,137)        (33,137)
                                                      ---------       ---------
     Total stockholders' equity.......................  125,729         114,464
                                                      ---------       ---------
       Total liabilities and stockholders' equity.....$ 209,738       $ 193,775
                                                      =========       =========

The accompanying  notes are an  integral  part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)




                                                           Three months ended
                                                                March 31,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
Revenues:
  Membership premiums.................................  $ 46,976       $ 33,767
  Associate services..................................     6,233          5,410
  Product sales.......................................       669          2,054
  Other...............................................     3,392          3,352
                                                        --------       --------
                                                          57,270         44,583
                                                        --------       --------
Costs and expenses:
  Membership benefits.................................    15,541         11,029
  Commissions.........................................    11,743          7,835
  Associate services and direct marketing.............     4,279          3,491
  Product costs.......................................       545          1,261
  General and administrative..........................     5,418          4,088
  Other...............................................     2,218          3,454
                                                        --------       --------
                                                          39,744         31,158
                                                        --------       --------

Income before income taxes............................    17,526         13,425
Provision for income taxes............................     6,134          4,643
                                                        --------       --------
Net income............................................    11,392          8,782
Less dividends on preferred shares....................         2              2
                                                        --------       --------
Net income applicable to common stockholders..........  $ 11,390       $  8,780
                                                        ========       ========

Basic earnings per common share.......................  $    .51       $    .37
                                                        ========       ========
Diluted earnings per common share.....................  $    .50       $    .37
                                                        ========       ========

Basic number of common shares.........................    22,549         23,610
                                                        ========       ========
Diluted number of common shares.......................    22,783         23,994
                                                        ========       ========














The  accompanying  notes are an  integral  part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                           Three months ended
                                                                March 31,
                                                          ---------------------
                                                             2000        1999
                                                          --------     --------
Net income.............................................   $ 11,392     $  8,782
                                                          --------     --------
Other comprehensive  income  (loss),  net  of  tax:
Unrealized  gains(losses) on investments:
Unrealized holding gains (losses) arising during period.        24          (37)
Unrealized loss from currency translation...............        (4)           -
                                                          --------     --------
Other comprehensive income (loss).......................        20          (37)
                                                          --------     --------
Comprehensive income....................................  $ 11,412     $  8,745
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

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)



                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                            2000        1999
                                                          --------     -------
Cash flows from operating activities:
Net income............................................... $ 11,392     $  8,782
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for deferred income taxes.....................    3,844        4,643
 Depreciation and amortization...........................      603        1,271
 (Increase) decrease in accrued Membership income........     (447)         205
 (Increase) decrease in inventories......................      (38)         245
 Increase in amount due from coinsurer...................      (57)        (810)
 Increase in Membership commission advances..............  (10,858)      (7,221)
 Decrease (increase) in other assets.....................       47       (1,709)
 Increase in Membership benefits.........................      384          338
 Increase (decrease) in deferred product sales revenue
  and membership fees....................................    1,482         (300)
 Increase in accident and health reserves................       57          810
 Decrease in life insurance reserves.....................       (4)         (98)
 Decrease in accounts payable, accrued expenses and
  other..................................................   (1,210)      (4,133)
                                                          --------     --------
     Net cash provided by operating activities...........    5,195        2,023
                                                          --------     --------
Cash flows from investing activities:
 Additions to property and equipment, production costs,
  net....................................................   (1,465)        (382)
  Purchases of investments - Available-for-sale..........     (599)        (420)
  Maturities of investments - Available-for-sale.........      130            -
                                                          --------     --------
      Net cash used in investing activities..............   (1,934)        (802)
                                                          --------     --------

Cash flows from financing activities:
 Proceeds from sales of common stock.....................       69        2,182
  Dividends paid on preferred stock......................       (2)          (2)
  Decrease in capital lease obligations..................      (82)         (82)
                                                          --------     --------
      Net cash (used in) provided by financing activities      (15)       2,098
Effect of exchange rate changes on cash..................       (4)           -
                                                          --------     --------

Net increase in cash ....................................     3,242       3,319
Cash and cash equivalents at beginning of period.........    10,191       8,604
                                                          ---------    --------
Cash and cash equivalents at end of period............... $  13,433    $ 11,923
                                                          =========    ========
Supplemental disclosure of cash flow information:
  Cash paid for interest................................. $       3    $      4
                                                          =========    ========
  Cash paid for income taxes............................. $   1,131    $      -
                                                          =========    ========


The  accompanying  notes are an  integral  part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION

         The consolidated balance sheet as of March 31, 2000, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2000 and 1999 are unaudited; in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.

         These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K.

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

         Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on January 1, 2001 as required. The Company believes it holds no material derivative instruments at March 31, 2000.

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

3.    STOCK REPURCHASES

         The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors subsequently increased such authorization from 500,000 shares to 1,500,000. At March 31, 2000, the Company had repurchased 1,162,800 shares under these authorizations for a total consideration of $29.4 million, an average price of $25.31 per share.

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

         Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The $3.00 cumulative convertible preferred stock and the special preferred stock are considered to be dilutive common stock equivalents for all periods. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to be purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

5.    SEGMENT INFORMATION

         The Company derived approximately 98% of its revenues and net income from the sale of legal service plans and directly related activities during the three months ended March 31, 2000 and 1999. Revenues and net income from the Company's other operating segment (life insurance, through UFL) were approximately 2% each of the respective consolidated totals for the three months ended March 31, 2000 and 1999. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The following table sets forth the composition of the segments and total Company revenues, net income and identifiable assets for the three months ended March 31, 2000 and 1999.

                                                           Three months ended
                                                                March 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------    ---------
Revenues:
 Legal service plans and directly related activities:
  Legal service plan membership fees.................  $   46,976    $   33,737
  Associate Services.................................       6,233         5,410
  Product sales......................................         669         2,054
  Other..............................................       1,998         1,347
                                                       ----------    ----------
     Total...........................................      42,578        55,876
                                                       ----------    ----------

 Life insurance segment (UFL):
  Revenues...........................................       1,394         2,005
                                                       ----------    ----------
     Total...........................................       1,394         2,005
                                                       ----------    ----------
      Total..........................................  $   57,270    $   44,583
                                                       ==========    ==========

Net Income:
 Legal service plans and directly related activities.  $   11,249    $    8,622
  Life insurance segment (UFL).......................         143           160
                                                       ----------    ----------
     Net Income......................................  $   11,392    $    8,782
                                                       ==========    ==========

Assets:
 Legal service plans and directly related activities.  $  180,261    $  150,970
  Life insurance segment (UFL).......................      29,477        42,805
                                                       ----------    ----------
      Total assets...................................  $  209,738    $  193,775
                                                       ==========    ==========


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Results of Operations
---------------------

         The Company reported net income applicable to common stockholders of $11.4 million, or $.50 per diluted common share, for the three months ended March 31, 2000, up 30% from net income applicable to common stockholders of $8.8 million, or $.37 per diluted common share, for the same period of 1999. The increase in the net income applicable to common stockholders for the 2000 period is primarily the result of increased Membership premiums for 2000 as compared to 1999.

         Membership premiums totaled $47.0 million during the three months ended March 31, 2000 compared to $33.8 million for the same period of 1999, an increase of 39%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the persistency, or renewal rate, of existing Memberships. New Membership sales increased 37% during the three months ended March 31, 2000 to 163,341 from 118,814 during the comparable period of 1999. At March 31, 2000, there were 890,264 active Memberships in force compared to 648,475 at March 31, 1999. Additionally, the average annual premium per Membership has increased from $231 for all Memberships in force at March 31, 1999 to $237 for all Memberships in force at March 31, 2000, a 3% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owner's Legal Solution Plan. The Business Owner's Legal Solution Plan sells for $75 per month for those businesses with employees of 50 or less and $125 per month for those businesses with 51 to 99 employees.

         Product sales declined 67% from $2.1 million for the first three months of 1999 to $669,000 during the same period of 2000 primarily due to the concentration on Membership sales as opposed to the sale of goods and services subsequent to the acquisition of TPN. The trend of declining product sales is expected to continue as the array of goods and services previously available for sale through TPN is significantly narrowed and sales efforts are focused on the sale of new Memberships and the recruitment of new sales associates.

         Associate services revenue increased 15% from $5.4 million for the first three months of 1999 to $6.2 million during the same period of 2000 primarily as a result of Fast Start to Success. The Company's combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new Membership sales per associate. This program resulted in the Company receiving training fees of approximately $3.5 million during the first three months of 2000 compared to $2.9 million for the comparable period of 1999. The positive impact of the program is reflected in the increase in new Memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes prior to April 1, 1999, the new associate had to write three new Memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. Effective April 1, 1999, in order to be deemed successful for Fast Start purposes, in addition to attending a Fast Start training, the new associate had to write three new Memberships and recruit three new sales associates within 60 days of the associate's effective date. Beginning July 26, 1999, the new associate may also qualify for Fast Start by writing 5 new memberships within the 60-day timeframe. The $3.5 million in training fees was comprised of $184 from each of approximately 19,240 new sales associates who elected to participate in Fast Start during the first three months of 2000. New associates enrolled during the first three months of 2000 were 21,238 compared to 20,442 for the same period of 1999, an increase of 4%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Other revenue for the three months ended March 31, 2000 and 1999 was unchanged at $3.4 million. Included in other revenue for the three month periods ended March 31, 2000 and March 31, 1999 was $1.2 million and $1.6 million, respectively, in life insurance premiums and life reinsurance ceded related to Universal Fidelity Life Insurance Company ("UFL"). Interest income, also included in other revenue, for the three months ended March 31, 2000 decreased 1% to $922,000 from $936,000 for the comparable period of 1999. Interest income decreased primarily due to the decreased cash and investment balances at March 31, 2000 compared to March 31, 1999. This decrease was offset by the increase in interest income from the result of increased commission advances, which, under certain circumstances, incur an interest charge at prime rate.

         As a result of the increases in all categories except for product sales total revenues increased to $57.3 million for the three months ended March 31, 2000 from $44.6 million during the comparable period of 1999, an increase of 28%.

         Membership benefits totaled $15.5 million for the three months ended March 31, 2000 compared to $11.0 million for same period of 1999, and represented 33% of Membership premiums for both the 2000 and 1999 periods. This loss ratio (Membership benefits as a percentage of Membership premiums) should remain near 33%-35% as the portion of active Memberships that provide for a capitated benefit continues to increase.

         Commission expense was $11.7 million for the three months ended March 31, 2000 compared to $7.8 million for the same period of 1999, and represented 25% and 23% of Membership premiums for 2000 and 1999, respectively. Commission expense, as a percentage of Membership premiums, should remain near 23%-25% in future periods based on the Company's current commission structure.

         Associate services and direct marketing expenses increased to $4.3 million for the first three months of 2000 from $3.5 million for the same period of 1999. Fast Start bonuses paid were approximately $1.8 million during the 2000 period compared to $2.0 million in the same period of 1999. Additional costs of supplies due to increased purchases by associates and higher staffing requirements for associate related service departments contributed to the increase. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

         Product costs declined approximately 57%, during the three months ended March 31, 2000 to $545,000 from $1.3 million for the comparable period of 1999 in conjunction with the 67% decline in product sales. Product costs as a percentage of product sales were 81% for the three months ended March 31, 2000 as compared to 61% for the same period of 1999. Product costs are expected to decline proportionately as product sales decline as more emphasis is placed on Membership sales and the recruitment of sales associates rather than the sale of goods and services.

         General and administrative expenses during the three months ended March 31, 2000 and 1999 were $5.4 million and $4.1 million, respectively, and represented 9% of total revenues for such years. Management expects gradual decreases in general and administrative expenses when expressed as a percentage of total revenues as a result of certain economies of scale.

         Other expenses represent the operating expenses of UFL, depreciation and amortization and premium taxes. The amount of UFL operating expenses reported for the three months of 2000 and 1999 were $1.2 million and $1.8 million, respectively. Depreciation and amortization decreased from $1.3 million during the first three months of 1999 to $603,000 for the first three months of 2000. This decrease was primarily due in part to increased amortization of production costs by $425,000 during the first quarter of 1999. Premium taxes increased to $442,000 for the first three months of 2000 from $339,000 for the same period of 1999 as a result of increased premiums.

         The Company has recorded a provision for income taxes of $6.1 million (35% of pretax income) for the first three months of 2000 compared to $4.6 million (35% of pretax income) for the same period of 1999.

         Dividends paid on outstanding preferred stock were $2,000 for each of the three-month periods ended March 31, 2000 and 1999.


Liquidity and Capital Resources
-------------------------------

         General
         Consolidated net cash provided by operating activities was $5.2 million for the first three months of 2000 compared to cash provided of $2.0 million for the 1999 period. The increase of $3.2 million in cash provided by operating activities during the first three months of 2000 compared to the same period of 1999 resulted primarily from the increase in net income of $2.6 million.

         Consolidated net cash used in investing activities was $1,955,000 for the first three months of 2000 compared to net cash used in investing activities of $802,000 for the comparable period of 1999. This $1.2 million increase in cash used in investing activities resulted primarily from the $1.2 million change in net additions to property and equipment and production costs during the first three months of 1999 of $1.5 million compared to $382,000 for the comparable period of 1999.

         Net cash used in financing activities during the first three months of 2000 was $15,000 compared to net cash provided by financing activities of $2.1 for the comparable period of 1999. This $2.1 million change was comprised of $2.1 million in additional proceeds during the 1999 period over the 2000 period from the exercise of common stock options.

         The Company had a consolidated working capital surplus of $28.6 million at March 31, 2000, an increase of $5.3 million compared to a consolidated working capital of $23.3 million at December 31, 1999. The $5.3 million increase in working capital during the first three months of 2000 was primarily the result of a $3.3 million increase in cash and cash equivalents, decreases in accounts payable and accrued expenses of $1.0 million and increases in the current portion of Membership commission advances of $3.2 million offset by increases of $1.5 million in deferred product sales revenue and membership fees and $1.0 million in deferred income taxes.

         At March 31, 2000 the Company reported $41.4 million in cash and investments (after utilizing more than $29.4 million to repurchase approximately
1.2 million shares of its common stock during 1999) compared to $53.8 million at March 31, 1999. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds

         The Company generally advances significant commissions at the time a Membership is sold. During the three months ended March 31, 2000, the Company advanced commissions of $22.7 million on new Membership sales compared to $14.8 million for the same period of 1999. Since approximately 93% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Commission advances were reduced by earned commission of $11.8 million and $7.1 million for the three-month periods ended March 31, 2000 and 1999, respectively. The Company assesses collectibility of its commission advances quarterly and has recorded an allowance of $4.5 million to provide for estimated uncollectible balances.

         The Company has no outstanding material financial commitments and believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of unpledged cash and investments at March 31, 2000 of $35.8 million.

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

LawInfo.com
-----------

         The  Company  and   LawInfo.com   have   entered   into  a  strategic
relationship to provide legal service benefits to consumers searching for legal solutions on the Internet. The relationship combines legal content and education with access to qualified and experienced attorneys as an affordable value. The Internet has evolved as the first stop for millions of consumers searching for legal solutions. The Company has developed an application to provide solutions to legal events at the consumer's time of need, and Lawlnfo.com is the first of several strategic relationships the Company anticipates building.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

         As of March 31, 2000, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                                        Estimated
                                                                                                       fair value
                                                                                                          after
                                                                                Hypothetical change   hypothetical
                                                                                 in interest rate       change in
                                                               Fair Value at     (bp=basis points)    interest rate
                                                             ------------------ --------------------- -------------
                                                                            (Dollars in thousands)

Fixed-maturity investments at March 31, 2000 (1)............        $24,513       100 bp increase        $  23,404
                                                                                  200 bp increase           22,473
                                                                                  50 bp decrease            24,907
                                                                                  100 bp decrease           25,424

Fixed-maturity investments at December 31, 1999 (1).........        $22,870       100 bp increase        $  21,528
                                                                                  200 bp increase           20,573
                                                                                  50 bp decrease            23,084
                                                                                  100 bp decrease           23,624

--------------------
(1) Excluding short-term investments with a fair value of $3.2 million and $3.3 million at March 31, 2000 and December 31, 1999, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 20000 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.0 million at that date. At December 31, 1999, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.3 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

                No.       Description
                ----      -----------
                11.1      Statement Regarding Computation of Per Share Earnings

                27.1      Financial Data Schedule (EDGAR Version Only)

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          PRE-PAID LEGAL SERVICES, INC.





Date: May 4, 2000          /s/ Harland C. Stonecipher
                           --------------------------------------
                             Harland C. Stonecipher
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)



Date: May 4, 2000          /s/ Randy Harp
                           --------------------------------------
                             Randy Harp
                             Chief Financial Officer and
                             Chief Operating Officer
                             (Principal Financial Officer)



Date: May 4, 2000          /s/ Kathleen S. Pinson
                           ---------------------------------------
                             Kathleen S. Pinson
                             Controller
                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


  No.                                 Description
  ----        -----------------------------------------------------

  11.1        Statement Regarding Computation of Per Share Earnings

  27.1        Financial Data Schedule (EDGAR Version Only)