Form 10-K/A
period 1999-12-31
PRE PAID LEGAL SERVICES INC
filed 2000-06-28
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                        Name of each exchange on
 Title of each class                                           which registered
Common Stock, $0.01 Par Value                            New York Stock Exchange

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1999, as set forth below and in the pages attached hereto.

     Part IV, Item 14 - "Exhibits and Reports on Form 8-K" is amended (I) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Ownership and Thrift Plan and Trust ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 1999, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the Consent of Deloitte & Touche LLP relating to the use of their report which is included as part of Exhibit 99.1.

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

                                            PRE-PAID LEGAL SERVICES, INC.



                                            /s/  Randy Harp
                                            Randy Harp, Chief Operating Officer

Date:  June 27, 2000

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

+23.1           Consent of Deloitte & Touche LLP

+23.2           Consent of Arthur Andersen LLP

+23.3           Consent of Ernst & Young LLP

++23.4 Consent of Deloitte & Touche LLP relating to report concerning plan financial information included as part of Exhibit 99.1

+27.1           Financial Data Schedule

++99.1 Financial Information relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan Trust, as required by Form 11-K for the fiscal year of the plan ended December 31, 1999.

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+      Previously filed.

++    Filed herewith.