Form 10-Q
period 2000-06-30
PRE PAID LEGAL SERVICES INC
filed 2000-08-09
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

                                       or

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
           Yes    X        No ____
               -------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2000:


Common Stock                     $.01 par value                       22,523,665

                                    CONTENTS

Part I.  Financial Statements

Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets
as of June 30, 2000 (Unaudited) and
December 31, 1999

Consolidated Statements of Income
(Unaudited) for the six months ended
June 30, 2000 and 1999

Consolidated Statements of Comprehensive Income
(Unaudited) for the six months ended
June 30, 2000 and 1999

Consolidated Statements of Income
(Unaudited) for the three months ended
June 30, 2000 and 1999

Consolidated Statements of Comprehensive Income
(Unaudited) for the three months ended
June 30, 2000 and 1999

Consolidated Statements of Cash Flows
(Unaudited) for the six months ended
June 30, 2000 and 1999

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Submission of Matters to a Vote of Security Holders

Part II.  Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

FORWARD - LOOKING STATEMENTS

          All statements in this report concerning the Company, other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of June 30, 2000 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Memberships, Membership persistency, regulation and competition risks and the risk that the principal executive officer, Harland C. Stonecipher, will not continue to be active. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.


ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT

           (Begins on following page)




            PRE-PAID LEGAL SERVICES, INC.CONSOLIDATED BALANCE SHEETS
                  (Amounts in 000's, except per share amounts)

                                     ASSETS
                                                                                   June 30,      December 31,
                                                                                 ------------   -------------
                                                                                     2000           1999
                                                                                 ------------   -------------
                                                                                  (Unaudited)
 Current assets:
   Cash and cash equivalents.................................................... $    8,708      $   10,191
   Available-for-sale investments, at fair value................................      1,694           2,252
   Accrued Membership income....................................................      5,197           4,883
   Inventories..................................................................      1,655           1,442
   Amount due from coinsurer....................................................     12,900          12,483
   Membership commission advances, current portion..............................     39,992          32,885
                                                                                 -----------     -----------
       Total current assets.....................................................     70,146          64,136
 Available-for-sale investments, at fair value..................................     21,951          19,628
 Investments pledged............................................................      6,007           5,288
 Membership commission advances, net............................................    105,398          87,828
 Property and equipment, production costs, net..................................      9,912           8,634
 Other..........................................................................      9,769           8,261
                                                                                 -----------     -----------
       Total assets............................................................. $  223,183      $  193,775
                                                                                 ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Membership benefits.......................................................... $    5,986      $    5,252
   Deferred product sales revenue and membership fees...........................      2,519             356
   Accident and health reserves.................................................     12,900          12,483
   Life insurance reserves......................................................        972             967
   Deferred income taxes - current portion......................................     12,984          10,664
   Current portion of capital lease obligation..................................        315             348
   Accounts payable and accrued expenses........................................      6,413          10,768
                                                                                 -----------     -----------
       Total current liabilities................................................     42,089          40,838
 Deferred income taxes..........................................................     37,101          30,535
 Life insurance reserves........................................ ...............      7,667           7,733
 Capital lease obligation, net of current portion...............................         75             205
                                                                                 -----------     -----------
       Total liabilities........................................................     86,932          79,311
                                                                                 -----------     -----------
 Stockholders' equity:
   Preferred  stock,  $1  par  value;   authorized  400  shares;  3  issued  and
     outstanding as follows:
     $3.00 Cumulative  Convertible  Preferred Stock, 3 shares authorized, issued
     and outstanding at December 31, 1999; liquidation value of $53.............          -               3
   Special  preferred  stock,  $1 par value;  authorized 500 shares,  issued and outstanding in one series designated as follows:
       $1.00 Non-Cumulative Special Preferred Stock,18 shares authorized, issued
       and outstanding at  December 31, 1999; liquidation value of $235.........          -              18
   Common stock, $.01 par value;  100,000 shares authorized;  24,565 and  24,507
     issued at June 30, 2000 and December 31, 1999, respectively................        246             245
   Capital in excess of par value...............................................     60,134          59,822
   Retained earnings............................................................    112,518          88,471
   Accumulated other comprehensive income (loss):
    Unrealized losses on investments............................................       (285)           (958)
    Unrealized gain from currency translation...................................         14               -
   Treasury  stock at cost; 2,059  and 1,960  shares  held at  June 30, 2000 and
    December 31, 1999...........................................................    (36,376)        (33,137)
             --- -----                                                           -----------     -----------
     Total stockholders' equity.................................................    136,251         114,464
                                                                                 -----------     -----------
       Total liabilities and stockholders' equity............................... $  223,183      $  193,775
                                                                                 ===========     ===========


      The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)



                                                              Six months ended
                                                                  June 30,
                                                           ---------------------
                                                             2000        1999
                                                           --------    --------
Revenues:
  Membership premiums ................................     $ 98,600    $ 72,324
  Associate services .................................       13,371      10,370
  Product sales ......................................          811       3,169
  Other ..............................................        6,238       6,679
                                                           --------    --------
                                                            119,020      92,542
                                                           --------    --------
Costs and expenses:
  Membership benefits ................................       32,414      23,624
  Commissions ........................................       24,565      16,381
  Associate services and direct marketing ............        9,883       6,961
  Product costs ......................................          590       2,109
  General and administrative .........................       11,154       9,510
  Other ..............................................        4,118       5,260
                                                           --------    --------
                                                             82,724      63,845
                                                           --------    --------
Income before income taxes ...........................       36,296      28,697
Provision for income taxes ...........................       12,245      10,043
                                                           --------    --------
Net income ...........................................       24,051      18,654
Less dividends on preferred shares ...................            4           5
                                                           --------    --------
Net income applicable to common stockholders .........     $ 24,047    $ 18,649
                                                           ========    ========
Basic earnings per common share ......................     $   1.07    $    .80
                                                           ========    ========
Diluted earnings per common share ....................      $   1.06   $    .79
                                                           ========    ========

Basic number of common shares ........................       22,533      23,407
                                                           ========    ========
Diluted number of common shares ......................       22,735      23,751
                                                           ========    ========
















The  accompanying  notes are an  integral  part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                              Six months ended
                                                                  June 30,
                                                           ---------------------
                                                             2000        1999
                                                           --------    ---------
Net income............................................     $24,051     $ 18,654
                                                           --------    ---------
Other comprehensive income (loss), net  of  tax:
 Unrealized  gains (losses) on investments:
  Unrealized holding gains (losses) arising during
   period.............................................         673       (1,004)
  Unrealized gain from currency translation...........          14            -
                                                          ---------    ---------
Other comprehensive income (loss).....................         687       (1,004)
                                                          ---------    ---------
Comprehensive income..................................    $ 24,738     $ 17,650
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



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)



                                                            Three months ended
                                                                  June 30,
                                                           ---------------------
                                                             2000        1999
                                                           --------    --------
Revenues:
  Membership premiums ................................     $ 51,624    $ 38,557
  Associate services .................................        7,138       4,960
  Product sales ......................................          142       1,115
  Other ..............................................        2,846       3,327
                                                           --------    --------
                                                             61,750      47,959
                                                           --------    --------
Costs and expenses:
  Membership benefits ................................       16,873      12,595
  Commissions ........................................       12,822       8,546
  Associate services and direct marketing ............        5,604       3,470
  Product costs ......................................           45         848
  General and administrative .........................        5,736       5,422
  Other ..............................................        1,900       1,806
                                                           --------    --------
                                                             42,980      32,687
                                                           --------    --------
Income before income taxes ...........................       18,770      15,272
Provision for income taxes ...........................        6,111       5,400
                                                           --------    --------
Net income ...........................................       12,659       9,872
Less dividends on preferred shares ...................            2           3
                                                           --------    --------
Net income applicable to common stockholders .........     $ 12,657    $  9,869
                                                           ========    ========
Basic earnings per common share ......................     $    .56    $    .43
                                                           ========    ========
Diluted earnings per common share ....................     $    .56    $    .42
                                                           ========    ========

Basic number of common shares ........................       22,516      23,207
                                                           ========    ========
Diluted number of common shares ......................       22,734      23,501
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




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                            Three months ended
                                                                  June 30,
                                                           ---------------------
                                                             2000        1999
                                                           --------    ---------
Net income............................................     $12,659     $  9,872
                                                           --------    ---------
Other comprehensive income (loss), net  of  tax:
 Unrealized  gains (losses) on investments:
  Unrealized holding gains (losses) arising during
   period.............................................         649         (967)
  Unrealized gain from currency translation...........          18            -
                                                          ---------    ---------
Other comprehensive income (loss).....................         667         (967)
                                                          ---------    ---------
Comprehensive income..................................    $ 13,326     $  8,905
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

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)



                                                                            Six months ended
                                                                                June 30,
                                                                        -----------------------
                                                                          2000         1999
                                                                        ---------     ---------
Cash flows from operating activities:
Net income...........................................................   $ 24,051      $ 18,654
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes................................      8,990         8,838
  Depreciation and amortization......................................      1,256         1,684
  Increase in accrued Membership income..............................       (314)         (340)
  (Increase) decrease in inventories.................................       (213)          528
  Increase in amount due from coinsurer..............................       (417)         (611)
  Increase in Membership commission advances.........................    (24,677)      (17,820)
  Increase in other assets...........................................     (1,508)         (725)
  Increase in Membership benefits....................................        734           706
  Increase (decrease) in deferred product sales revenue and
    Membership fees..................................................      2,163        (1,080)
  Increase in accident and health reserves...........................        417           611
  Decrease in life insurance reserves................................        (61)          (62)
  Decrease in accounts payable, accrued expenses and other...........     (4,568)       (2,650)
                                                                        ---------     ---------
      Net cash provided by operating activities......................      5,853         7,733
                                                                        ---------     ---------

Cash flows from investing activities:
  Additions to property and equipment, production costs, net.........     (2,534)         (507)
  Purchases of investments - Available-for-sale......................     (3,406)       (5,100)
  Maturities of investments - Available-for-sale.....................      1,490        16,660
                                                                        ---------     ---------
      Net cash (used in) provided by investing activities............     (4,450)       11,053
                                                                        ---------     ---------
Cash flows from financing activities:
  Proceeds from sales of common stock................................        506         2,284
  Purchase of treasury stock.........................................     (3,239)      (19,830)
  Dividends paid on preferred stock..................................         (4)           (5)
  Decrease in capital lease obligations..............................       (163)         (169)
                                                                        ---------     ---------
      Net cash used in financing activities..........................     (2,900)      (17,720)
                                                                        ---------     ---------

Effect of exchange rate changes on cash..............................         14             -
                                                                        ---------     ---------

Net (decrease) increase in cash .....................................     (1,483)        1,066
Cash and cash equivalents at beginning of period.....................     10,191         8,604
                                                                        ---------     ---------
Cash and cash equivalents at end of period...........................   $  8,708      $  9,670
                                                                        ---------     ---------
Supplemental disclosure of cash flow information:
  Cash paid for interest.............................................   $      7      $      8
                                                                        =========     =========
  Cash paid for income taxes.........................................   $  5,057      $    105
                                                                        =========     =========


The  accompanying  notes are an  integral  part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION

         The consolidated balance sheet as of June 30, 2000, and the related consolidated statements of income, comprehensive income and cash flows for the six-month and three-month periods ended June 30, 2000 and 1999 are unaudited; in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.

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

         Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on January 1, 2001 as required. The Company believes it holds no material derivative instruments at June 30, 2000.

         SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This staff bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. Management has not determined whether implementation of SAB 101 will have any significant effect on its financial statements.


2.    CONTINGENCIES

         During August 2000, the Company settled an action brought by Aetna Life Insurance Company ("Aetna") against the Company and Primedia Workplace Learning, Inc., and Primedia, Inc. in the District Court of Dallas County, which was filed on February 9, 1999. Aetna alleged that the Company's predecessor in interest, TPN, Inc., breached an agreement to lease certain premises in Dallas, Texas and was liable to Aetna for damages for such breach. Under the terms of the settlement, the Company will pay $575,000 to Aetna. This amount had been previously accrued by the Company prior to June 30, 2000 and accordingly is included as an accrued liability in the Company's financial statements.

         The Company is a named defendant in certain other lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial position, results of operations or cash flows.


3.    STOCK REPURCHASES

         The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors subsequently increased such authorization from 500,000 shares to 1,500,000. At June 30, 2000, the Company had repurchased 1,261,700 shares under these authorizations for a total consideration of $32.7 million, an average price of $25.89 per share.

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

         At June 30, 2000, all shares of preferred stock had been converted into shares of common stock or repurchased by the Company.


5.    SEGMENT INFORMATION

         The Company during the six months ended June 30, 2000 and 1999, derived approximately 98% and 96%, respectively, of its revenues and approximately 98% and 97%, respectively, of its net income from the sale of legal service plans and directly related activities. Revenues from the Company's other operating segment (life insurance, through UFL) were approximately 2% and 4% each of the respective consolidated totals for the six months ended June 30, 2000 and 1999. Net income from the Company's other operating segment (life insurance, through UFL) were approximately 2% and 3% each of the respective consolidated totals for the six months ended June 30, 2000 and 1999. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The following table sets forth the composition of the segments and total Company revenues, net income and identifiable assets for the six months ended June 30, 2000 and 1999.

                                                            Six months ended
                                                        ------------------------
                                                                June 30,
                                                        ------------------------
                                                            2000          1999
                                                        ----------    ----------
Revenues:
 Legal service plans and directly related activities:
  Legal service plan membership fees.................   $   98,600    $   72,324
  Associate Services.................................       13,371        10,370
  Product sales......................................          811         3,169
  Other..............................................        4,104         2,710
                                                        ----------    ----------
      Total......................................          116,886        88,573
 Life insurance segment (UFL):
  Revenues...........................................        2,134         3,969
                                                        ----------    ----------
         Total Revenues..............................   $  119,020    $   92,542
                                                        ==========    ==========

Net Income:
 Legal service plans and directly related activities    $   23,679    $   18,003
 Life insurance segment (UFL).......................           372           651
                                                        ----------    ----------
      Net Income.....................................   $   24,051    $   18,654
                                                        ==========    ==========

                                                          June 30,  December 31,
                                                           2000         1999
                                                        ----------  ------------
Assets:
 Legal service plans and directly related activities    $  192,626    $  163,755
 Life insurance segment (UFL).......................        30,557        30,020
                                                        ----------    ----------
      Total Assets...................................   $  223,183    $  193,775
                                                        ==========    ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company reported net income applicable to common stockholders of $24.0 million, or $1.06 per diluted common share, for the six months ended June 30, 2000, up 29% from net income applicable to common stockholders of $18.6 million, or $.79 per diluted common share, for the same period of 1999. The increase in the net income applicable to common stockholders for the 2000 period is primarily the result of increased Membership premiums for 2000 as compared to 1999.

         Membership premiums totaled $98.6 million during the six months ended June 30, 2000 compared to $72.3 million for the same period of 1999, an increase of 36%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the persistency, or renewal rate, of existing Memberships. New Membership sales increased 38% during the six months ended June 30, 2000 to 332,655 from 241,699 during the comparable period of 1999. At June 30, 2000, there were 965,849 active Memberships in force compared to 700,659 at June 30, 1999. Additionally, the average annual premium per Membership has increased from $235 for all Memberships in force at June 30, 1999 to $241 for all Memberships in force at June 30, 2000, a 3% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owner's Legal Solution Plan. The Business Owner's Legal Solution Plan sells for $75 per month for those businesses with employees of 50 or less and $125 per month for those businesses with 51 to 99 employees.

         Product sales declined 74% from $3.2 million for the first six months of 1999 to $811,000 during the same period of 2000 primarily due to the concentration on Membership sales as opposed to the sale of goods and services subsequent to the acquisition of TPN. The trend of declining product sales is expected to continue as the array of goods and services previously available for sale through TPN is significantly narrowed and sales efforts are focused on the sale of new Memberships and the recruitment of new sales associates.

         Associate services revenue increased 29% from $10.4 million for the first six months of 1999 to $13.4 million during the same period of 2000 primarily as a result of Fast Start to Success. The Company's combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new Membership sales per associate. This program resulted in the Company receiving training fees of approximately $7.9 million during the first six months of 2000 compared to $6.1 million for the comparable period of 1999. The positive impact of the program is reflected in the increase in new Memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes prior to April 1, 1999, the new associate had to write three new Memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. Effective April 1, 1999, in order to be deemed successful for Fast Start purposes, in addition to attending a Fast Start training, the new associate had to write three new Memberships and recruit three new sales associates within 60 days of the associate's effective date. Beginning July 26, 1999, the new associate may also qualify for Fast Start by writing 5 new memberships within the 60-day timeframe. The $7.9 million in training fees was comprised of $184 from each of approximately 43,019 new sales associates who elected to participate in Fast Start during the first six months of 2000. New associates enrolled during the first six months of 2000 were 46,592 compared to 45,542 for the same period of 1999, an increase of 2%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Other revenue for the six months ended June 30, 2000 and 1999 decreased by 7% to $6.2 million from $6.8 million. Included in other revenue for the six month periods ended June 30, 2000 and June 30, 1999 was $1.7 million and $2.5 million, respectively, in life insurance premiums and life reinsurance ceded related to Universal Fidelity Life Insurance Company ("UFL"). Interest income, also included in other revenue, for the six months ended June 30, 2000 increased 11% to $2.0 million from $1.8 million for the comparable period of 1999. Interest income increased primarily due to the increase in interest income from the result of increased commission advances, which, under certain circumstances, incur an interest charge at prime rate.

         As a result of the increases in membership premiums and associate services, total revenues increased to $119.0 million for the six months ended June 30, 2000 from $92.5 million during the comparable period of 1999, an increase of 29%.

         Membership benefits totaled $32.4 million for the six months ended June 30, 2000 compared to $23.6 million for same period of 1999, and represented 33% of Membership premiums for both the 2000 and 1999 periods. This loss ratio (Membership benefits as a percentage of Membership premiums) should remain near 33%-35% as the portion of active Memberships that provide for a capitated benefit continues to increase.

         Commission expense was $24.6 million for the six months ended June 30, 2000 compared to $16.4 million for the same period of 1999, and represented 25% and 23% of Membership premiums for 2000 and 1999, respectively. Commission expense, as a percentage of Membership premiums, should remain near 25% in future periods based on the Company's current commission structure.

         Associate services and direct marketing expenses increased to $9.9 million for the first six months of 2000 from $7.0 million for the same period of 1999. Fast Start bonuses paid were approximately $3.5 million during the 2000 period compared to $3.3 million in the same period of 1999. Additional costs of supplies due to increased purchases by associates and higher staffing requirements for associate related service departments contributed to the increase. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

         Product costs declined approximately 72%, during the six months ended June 30, 2000 to $590,000 from $2.1 million for the comparable period of 1999 in conjunction with the 74% decline in product sales. Product costs as a percentage of product sales were 73% for the six months ended June 30, 2000 as compared to 67% for the same period of 1999. Product costs are expected to decline proportionately as product sales decline as more emphasis is placed on Membership sales and the recruitment of sales associates rather than the sale of goods and services.

         General and administrative expenses during the six months ended June 30, 2000 and 1999 were $11.2 million and $9.5 million, respectively, and represented 9% and 10% of total revenues for such years. Management expects gradual decreases in general and administrative expenses when expressed as a percentage of total revenues as a result of certain economies of scale.

         Other expenses represent the operating expenses of UFL, depreciation and amortization and premium taxes. The amount of UFL operating expenses reported for the six months of 2000 and 1999 were $1.9 million and $2.9 million, respectively. Depreciation and amortization decreased from $1.7 million during the first six months of 1999 to $1.3 million for the first six months of 2000. This decrease was primarily due in part to increased amortization of production costs by $425,000 during the first quarter of 1999. Premium taxes increased to $991,000 for the first six months of 2000 from $701,000 for the same period of 1999 as a result of increased premiums.

         The Company has recorded a provision for income taxes of $12.2 million (34% of pretax income) for the first six months of 2000 compared to $10.0 million (35% of pretax income) for the same period of 1999.

         Dividends paid on outstanding preferred stock for the six-month periods ended June 30, 2000 and 1999 were $4,000 and $5,000, respectively. At June 30, 2000, all shares of preferred stock had been converted into shares of common stock or repurchased by the Company.

Second Quarter of 2000 compared to the Second Quarter of 1999

         The results of operations in the second quarter of 2000, compared to the second quarter of 1999, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first six months of 2000 to the first six months of 1999.

         Total revenues increased 29% or approximately $13.8 million to $61.8 million in the second quarter of 2000 compared to $48.0 million in the second quarter of 1999, primarily as a result of increases in membership premiums. The membership premium increase of 34% primarily resulted from an increase in the number of average active memberships during the second quarter of 2000 compared to the similar period in 1999.

         Membership benefits totaled $16.9 million in the 2000 second quarter compared to $12.6 million in the 1999 second quarter and resulted in a loss ratio of 33% for both periods.

         The above factors resulted in a 2000 second quarter net income applicable to common shareholders of $12.7 million, or $.56 per share, diluted, compared to $9.9 million, or $.42 per share, for the second quarter of 1999.

Liquidity and Capital Resources

         General
         Consolidated net cash provided by operating activities was $5.9 million for the first six months of 2000 compared to cash provided of $7.7 million for the 1999 period. The decrease of $1.8 million in cash provided by operating activities during the first six months of 2000 compared to the same period of 1999 resulted primarily from the increase in Membership commission advances of $6.9 million, a decrease in accounts payable, accrued expenses and other of $1.9 million and an increase in other assets of $800,000 reduced by an increase in net income of $5.4 million and an increase in deferred product sales revenue and membership fees of $3.2 million.

         Consolidated net cash used in investing activities was $4.5 million for the first half of 2000 compared to net cash provided by investing activities of $11.0 million for the comparable quarter of 1999. This $15.5 million change in net investment activity was comprised of net investment purchases during the first six months of 2000 of $1.9 million compared to net investment proceeds of $11.6 million for the comparable period of 1999 and a $2.0 million increase in net additions to property and equipment and production costs during the first six months of 2000 of $2.5 million compared to $500,000 for the comparable period of 1999.

         Net cash used in financing activities during the first six months of 2000 was $2.9 million compared to net cash used by financing activities of $17.7 for the comparable period of 1999. This $14.8 million change was due primarily to the $19.8 million used in the first six months of 1999 to purchase treasury stock compared to the $3.2 million used in the first six months of 2000. This is offset by the $1.8 million in additional proceeds during the 1999 period over the 2000 period from the exercise of common stock options.

         The Company had a consolidated working capital surplus of $28.1 million at June 30, 2000, an increase of $4.8 million compared to a consolidated working capital of $23.3 million at December 31, 1999. The $4.8 million increase in working capital during the first six months of 2000 was primarily the result of increases in the current portion of Membership commission advances of $7.1 million and decreases in accounts payable and accrued expenses of $4.4 million offset by decreases in cash and cash equivalents of $1.5 million, increases of $2.2 million in deferred product sales revenue and membership fees and $2.3 million in deferred income taxes.

         At June  30,  2000  the  Company  reported  $38.4  million  in cash and investments  of which  $6.0  million  is  pledged  to  various  state  insurance departments. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

         The Company generally advances significant commissions at the time a Membership is sold. During the six months ended June 30, 2000, the Company advanced commissions of $49.0 million on new Membership sales compared to $33.8 million for the same period of 1999. Since approximately 94% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Commission advances were reduced by earned commissions of $24.3 million and $15.2 million for the six-month periods ended June 30, 2000 and 1999, respectively. The Company assesses collectibility of its commission advances quarterly and has recorded an allowance of $4.5 million to provide for estimated uncollectible balances.

         The Company has no outstanding material financial commitments and believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of unpledged cash and investments at June 30, 2000 of $32.4 million.

         Parent Company Funding and Dividends
         Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services, Inc of Florida ("PPLSIF") and UFL. The ability of PPLCI, UFL and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI, UFL and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI and UFL are required to maintain their stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million for PPLCI. Additional capital requirements of PPLCI, UFL or PPLSIF, if needed, would be funded by the Company in the form of capital contributions or surplus debentures.


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

         As of June 30, 2000, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                                        Estimated
                                                                                                       fair value
                                                                                                          after
                                                                                     Hypothetical      hypothetical
                                                                                  change in interest    change in
                                                                                         rate            interest
                                                               Fair Value at       (bp=basis points)       rate
                                                              -----------------   ------------------  --------------
                                                                            (Dollars in thousands)
Fixed-maturity investments at June 30, 2000 (1).............        $28,977       100 bp increase        $  27,947
                                                                                  200 bp increase           27,010
                                                                                  50 bp decrease            29,481
                                                                                  100 bp decrease           29,957


Fixed-maturity investments at December 31, 1999 (1).........        $22,870       100 bp increase        $  21,528
                                                                                  200 bp increase           20,573
                                                                                  50 bp decrease            23,084
                                                                                  100 bp decrease           23,624

--------------------
(1) Excluding short-term investments with a fair value of $3.0 million and $3.3 million at June 30, 2000 and December 31, 1999, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 20000 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.0 million at that date. At December 31, 1999, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.3 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ---------------------------------------------------

      The 2000 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 12, 2000. The following matters were submitted to a vote of the Company's shareholders at the Annual Meeting.

1.    Election of Three Directors.

         The results of the election for each of the Company's three directors whose terms expired as of the Annual Meeting were as follows:

                                                                Abstentions and
                             Votes For                           Votes Withheld
                            ----------                          ---------------
Kathleen S. Pinson          19,157,485                               310,373

John W. Hail                19,152,244                               317,614

David A. Savula             19,152,904                               314,954

      The Board of Directors of the Company consists of nine members and is divided into three classes of equal size, with the term of office of one class expiring each year. The new terms of service of Ms. Pinson and Messrs. Hail and Savula will expire in 2003. The terms of the other six directors of the Company did not expire at the Annual Meeting. The names of such other directors and the year of expiration of their respective terms are as follows: Shirley A. Stonecipher - 2001; Peter K. Grunebaum - 2001; Randy Harp - 2001; Harland C. Stonecipher- 2002; Wilburn L. Smith - 2002; and Martin H. Belsky - 2002.

2.    Amendment of Stock Option Plan.

      The results of the vote at the Annual Meeting for the proposal to amend the Company's Stock Option Plan to increase from 1,000,000 shares to 2,000,000 shares the maximum number of shares of common stock in respect of which options may be granted under the Stock Option Plan were as follows:


   Votes For                   Votes Against                    Abstentions

  17,761,505                     1,583,781                         122,572

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     During August 2000, the Company settled an action brought by Aetna Life Insurance Company ("Aetna") against the Company and Primedia Workplace Learning, Inc., and Primedia, Inc. in the District Court of Dallas County, which was filed on February 9, 1999. Aetna alleged that the Company's predecessor in interest, TPN, Inc., breached an agreement to lease certain premises in Dallas, Texas and was liable to Aetna for damages for such breach. Under the terms of the settlement, the Company will pay $575,000 to Aetna. This amount had been previously accrued by the Company prior to June 30, 2000 and accordingly is included as an accrued liability in the Company's financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

      No.                 Description
     ----                 ------------
     11.1                 Statement Regarding Computation of Per Share Earnings

     27.1                 Financial Data Schedule (EDGAR Version Only)

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          PRE-PAID LEGAL SERVICES, INC.






Date: August 9, 2000         /s/ Randy Harp
                             Randy Harp
                             ------------------------------------------
                             Chief Operating Officer
                             (Duly Authorized Officer)



Date: August 9, 2000         /s/ Steve Williamson
                             Steve Williamson
                             ------------------------------------------
                             Chief Financial Officer
                             (Principal Financial Officer)

                                  EXHIBIT INDEX


No.         Description
----        -----------------------------------------------------
11.1        Statement Regarding Computation of Per Share Earnings

27.1        Financial Data Schedule (EDGAR Version Only)