Form 10-Q
period 2000-09-30
PRE PAID LEGAL SERVICES INC
filed 2000-11-08
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2000

                                       or

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
           Yes    X        No
               -------       -------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2000:


Common Stock                     $.01 par value                       22,601,490

                                    CONTENTS

Page


Number

Part I.  Financial Statements

Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets
as of September 30, 2000 (Unaudited) and
December 31, 1999

Consolidated Statements of Income
(Unaudited) for the nine months ended
September 30, 2000 and 1999

Consolidated Statements of Comprehensive Income
(Unaudited) for the nine months ended
September 30, 2000 and 1999

Consolidated Statements of Income
(Unaudited) for the three months ended
September 30, 2000 and 1999

Consolidated Statements of Comprehensive Income
(Unaudited) for the three months ended
September 30, 2000 and 1999

Consolidated Statements of Cash Flows
(Unaudited) for the nine months ended
September 30, 2000 and 1999

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

FORWARD - LOOKING STATEMENTS
----------------------------

          All statements in this report concerning the Company, other than purely historical information, including, but not limited to, statements relating to the Company's future plans and objectives, expected operating results and assumptions relating to future performance constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of September 30, 2000 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks relating to the marketing of its Memberships, Membership persistency, regulation and competition risks and the risk that the principal executive officer, Harland C. Stonecipher, will not continue to be active. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements.


ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT
-------------------------------------------

           (Begins on following page)





                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in 000's, except per share amounts)

                                     ASSETS
                                                                             September 30,      December 31,
                                                                             -------------      ------------
                                                                                  2000              1999
                                                                             -------------      ------------
                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents.....................................................$   20,159      $   10,191
  Available-for-sale investments, at fair value.................................     1,967           2,252
  Accrued Membership income.....................................................     6,097           4,883
  Inventories...................................................................     1,558           1,442
  Amount due from coinsurer.....................................................    13,613          12,483
  Membership commission advances, current portion...............................    42,969          32,885
                                                                                ----------      ----------
      Total current assets......................................................    86,363          64,136
Available-for-sale investments, at fair value...................................    19,253          19,628
Investments pledged.............................................................     6,047           5,288
Membership commission advances, net.............................................   113,233          87,828
Property and equipment, production costs, net...................................    10,400           8,634
Other...........................................................................     9,437           8,261
                                                                                ----------      ----------
      Total assets..............................................................$  244,733      $  193,775
                                                                                ----------      ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits...........................................................$    6,523     $    5,252
  Deferred product sales revenue and membership fees............................     3,007            356
  Accident and health reserves..................................................    13,613         12,483
  Life insurance reserves.......................................................       965            967
  Deferred income taxes - current portion.......................................    14,897         10,664
  Current portion of capital lease obligation...................................       274            348
  Accounts payable and accrued expenses.........................................     7,323         10,768
                                                                                ----------     ----------
      Total current liabilities.................................................    46,602         40,838
Deferred income taxes...........................................................    39,254         30,535
Life insurance reserves.........................................................     7,619          7,733
Capital lease obligation, net of current portion................................        32            205
                                                                                ----------     ----------
      Total liabilities.........................................................    93,507         79,311
                                                                                ----------     ----------
Stockholders' equity:
 Preferred stock, $1 par value; 400  shares  authorized;  0  and  3  issued  and outstanding  at  September  30,  2000  and  December  31,  1999, respectively;
  liquidation value of $0 and $53 at  September 30,  2000 and December 31, 2000,
  respectively..................................................................         -              3
 Special preferred stock, $1  par  value;  authorized  500  shares,  issued  and outstanding in one series designated as follows:
  $1 Non-Cumulative  Special Preferred Stock, 0 and 18 shares authorized, issued and  outstanding at  September 30, 2000 and  December  31, 1999, respectively;
  liquidation value of $0 and $235 at  September 30, 2000 and December 31, 1997,
  repectively...................................................................         -             18
 Common stock, $.01 par value; 100,000  shares  authorized;  24,565  and  24,507
  issued at September 30, 2000 and December 31, 1999, respectively..............       246            245
 Capital in excess of par value.................................................    60,994         59,822
 Retained earnings..............................................................   126,878         88,471
 Accumulated other comprehensive income (loss):
 Unrealized losses on investments...............................................      (426)          (958)
 Unrealized loss from currency translation......................................       (90)             -
 Treasury stock at cost; 2,059 and 1,960 shares held at  September 30,  2000 and
  December 31, 1999.............................................................   (36,376)       (33,137)
                                                                                ----------     ----------
   Total stockholders' equity...................................................   151,226        114,464
                                                                                ----------     ----------
      Total liabilities and stockholders' equity................................$  244,733     $  193,775
                                                                                ==========     ==========


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)




                                                                         Nine months ended
                                                                           September 30,
                                                                      ------------------------
                                                                         2000           1999
                                                                      ---------      ---------
Revenues:
  Membership premiums................................................ $ 153,181      $ 112,071
  Associate services.................................................    23,475         16,201
  Product sales......................................................       864          4,426
  Other..............................................................     8,698          8,869
                                                                      ---------      ---------
                                                                        186,218        141,567
                                                                      ---------      ---------
Costs and expenses:
  Membership benefits................................................    50,976         37,388
  Commissions........................................................    38,040         26,200
  Associate services and direct marketing............................    17,002         10,637
  Product costs......................................................       621          2,899
  General and administrative.........................................    17,168         13,938
  Other..............................................................     5,508          6,622
                                                                      ---------      ---------
                                                                        129,315         97,684
                                                                      ---------      ---------
Income before income taxes...........................................    56,903         43,883
Provision for income taxes...........................................    18,492         15,359
                                                                      ---------      ---------
Net income...........................................................    38,411         28,524
Less dividends on preferred shares...................................         4              7
                                                                      ---------      ---------
Net income applicable to common stockholders......................... $  38,407      $  28,517
                                                                      =========      =========
Basic earnings per common share...................................... $    1.70      $    1.23
                                                                      =========      =========
Diluted earnings per common share.................................... $    1.69      $    1.21
                                                                      =========      =========

Basic number of common shares........................................    22,531         23,246
                                                                      =========      =========
Diluted number of common shares......................................    22,719         23,587
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




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                                         Nine months ended
                                                                           September 30,
                                                                      ------------------------
                                                                         2000           1999
                                                                      ---------      ---------
Net income..........................................................  $  38,411      $  28,524
                                                                      ---------      ---------
Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on investments...................        532         (1,222)
 Unrealized loss from currency translation..........................        (90)             -
                                                                      ---------      ---------
Other comprehensive income (loss)...................................        442         (1,222)
                                                                      ---------      ---------
Comprehensive income................................................  $  38,853      $  27,302
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



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)




                                                                        Three months ended
                                                                           September 30,
                                                                      ------------------------
                                                                         2000           1999
                                                                      ---------      ---------
Revenues:
  Membership premiums................................................ $  54,581      $  39,748
  Associate services.................................................    10,104          5,832
  Product sales......................................................        53          1,256
  Other..............................................................     2,460          2,189
                                                                      ---------      ---------
                                                                         67,198         49,025
                                                                      ---------      ---------
Costs and expenses:
  Membership benefits................................................    18,562         13,764
  Commissions........................................................    13,475          9,819
  Associate services and direct marketing............................     7,119          3,676
  Product costs......................................................        31            790
  General and administrative.........................................     6,014          4,428
  Other..............................................................     1,390          1,362
                                                                      ---------      ---------
                                                                         46,591         33,839
                                                                      ---------      ---------
Income before income taxes...........................................    20,607         15,186
Provision for income taxes...........................................     6,247          5,316
                                                                      ---------      ---------
Net income...........................................................    14,360          9,870
Less dividends on preferred shares...................................         -              2
                                                                      ---------      ---------
Net income applicable to common stockholders......................... $  14,360      $   9,868
                                                                      =========      =========
Basic earnings per common share...................................... $     .64      $     .43
                                                                      =========      =========
Diluted earnings per common share.................................... $     .63      $     .42
                                                                      =========      =========

Basic number of common shares........................................    22,497         22,927
                                                                      =========      =========
Diluted number of common shares......................................    22,661         23,313
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




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                                        Three months ended
                                                                           September 30,
                                                                      ------------------------
                                                                         2000           1999
                                                                      ---------      ---------
Net income..........................................................  $  14,360      $   9,870
                                                                      ---------      ---------
Other comprehensive income (loss), net of tax:
 Unrealized holding losses on investments...........................       (141)          (218)
 Unrealized loss from currency translation..........................       (104)             -
                                                                      ---------      ---------
Other comprehensive income (loss)...................................       (245)          (218)
                                                                      ---------      ---------
Comprehensive income................................................  $  14,115      $   9,652
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

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)



                                                                          Nine months ended
                                                                            September 30,
                                                                       ----------------------
                                                                          2000         1999
                                                                       ---------    ---------

Cash flows from operating activities:
Net income...........................................................   $ 38,411    $ 28,524
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes................................     13,993      13,536
  Depreciation and amortization......................................      2,009       2,372
  Increase in accrued Membership income..............................     (1,214)       (412)
  (Increase) decrease in inventories.................................       (116)        750
  Increase in amount due from coinsurer..............................     (1,130)       (480)
  Increase in Membership commission advances.........................    (35,489)    (26,610)
  Increase in other assets...........................................     (1,176)       (354)
  Increase in Membership benefits....................................      1,271       1,008
  Increase (decrease) in deferred product sales revenue and
    Membership fees..................................................      2,651      (2,198)
  Increase in accident and health reserves...........................      1,130         480
  Decrease in life insurance reserves................................       (116)       (194)
  Decrease in accounts payable, accrued expenses and other...........     (3,659)     (3,568)
                                                                       ---------   ---------
      Net cash provided by operating activities......................     16,565      12,854
                                                                       ---------   ---------

Cash flows from investing activities:
  Additions to property and equipment, production costs, net.........     (3,775)     (1,367)
  Purchases of investments - Available-for-sale......................     (7,068)     (8,060)
  Maturities of investments - Available-for-sale.....................      6,460      16,985
                                                                       ---------   ---------
      Net cash (used in) provided by investing activities............     (4,383)      7,558
                                                                       ---------   ---------
Cash flows from financing activities:
  Proceeds from sales of common stock................................      1,366       3,176
  Purchase of treasury stock.........................................     (3,239)    (19,830)
  Dividends paid on preferred stock..................................         (4)         (7)
  Decrease in capital lease obligations..............................       (247)       (514)
                                                                       ---------   ---------
      Net cash used in financing activities..........................     (2,124)    (17,175)
                                                                       ---------   ---------
Effect of exchange rate changes on cash..............................        (90)          -
                                                                       ---------   ---------
Net increase in cash ................................................      9,968       3,237
Cash and cash equivalents at beginning of period.....................     10,191       8,604
                                                                       ---------   ---------
Cash and cash equivalents at end of period...........................   $ 20,159    $ 11,841
                                                                       =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest.............................................   $      9    $     20
                                                                       =========   =========
  Cash paid for income taxes.........................................   $  5,857    $  1,928
                                                                       =========   =========






   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

         The consolidated balance sheet as of September 30, 2000, and the related consolidated statements of income, comprehensive income and cash flows for the nine-month and three-month periods ended September 30, 2000 and 1999 are unaudited; in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.

         These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Management believes implementation of SFAS 133, as amended by SFAS 138, will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This staff bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. Management believes the implementation of SAB 101 will not have any significant effect on the Company's financial statements.

2.    CONTINGENCIES

         During February 1999, a suit was filed against the Company by a building owner seeking to recover unspecified damages and attorneys' fees for an alleged breach of a lease agreement between the owner and TPN, Inc. ("TPN"), a corporation acquired by merger into the Company during 1998. The lawsuit was settled on August 18, 2000. The settlement amount paid in the third quarter was $575,000.

         The Company is a named defendant in certain other lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial position, results of operations or cash flows.

3.    STOCK REPURCHASES

         The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors subsequently increased such authorization from 500,000 shares to 1,500,000. At September 30, 2000, the Company had repurchased 1,261,700 shares under these authorizations for a total consideration of $32.7 million, an average price of $25.89 per share. During October 2000, the Company purchased 98,300 shares of the Company's stock for consideration of $3.1 million.

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

         Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The $3.00 cumulative convertible preferred stock and the special preferred stock are considered to be dilutive common stock equivalents for all periods these shares were outstanding. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to be purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

         During the second quarter of 2000, all shares of preferred stock were converted into shares of common stock or repurchased by the Company.

5.    SEGMENT INFORMATION

         The Company during the nine months ended September 30, 2000 and 1999, derived approximately 99% and 97%, respectively, of its revenues and approximately 98% and 97%, respectively, of its net income from the sale of legal service plans and directly related activities. Revenues from the Company's other operating segment (life insurance, through UFL) were approximately 1% and 3% each of the respective consolidated totals for the nine months ended September 30, 2000 and 1999. Net income from the Company's other operating segment (life insurance, through UFL) were approximately 2% and 3% each of the respective consolidated totals for the nine months ended September 30, 2000 and 1999. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The following table sets forth the composition of the segments and total Company revenues, net income for the nine months ended September 30, 2000 and 1999 and the identifiable assets at September 30, 2000 and December 31, 1999.

                                                           Nine months ended
                                                              September 30,
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------
Revenues:
 Legal service plans and directly related activities:
  Legal service plan membership fees.................   $  153,181    $  112,071
   Associate Services................................       23,475        16,201
   Product sales.....................................          864         4,426
   Other.............................................        6,224         4,442
                                                        ----------    ----------
       Total.........................................      183,744       137,140
                                                        ----------    ----------
  Life insurance segment (UFL):
   Revenues..........................................        2,474         4,427
                                                        ----------    ----------
        Total Revenues...............................   $  186,218    $  141,567
                                                        ==========    ==========

Net Income:
 Legal service plans and directly related activities    $   37,812    $   27,700
 Life insurance segment (UFL).......................           599           824
                                                        ----------    ----------
     Net Income.....................................    $   38,411    $   28,524
                                                        ==========    ==========

                                                  September 30,     December 31,
                                                      2000             1999
                                                  -------------    -------------
Assets:
Legal service plans and directly related
 activities...................................     $   214,017      $    163,755
Life insurance segment (UFL)..................          30,716            30,020
                                                  -------------    -------------
   Total Assets...............................     $   244,733      $    193,775
                                                  =============    =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Results of Operations
---------------------

         The Company reported net income applicable to common stockholders of $38.4 million, or $1.69 per diluted common share, for the nine months ended September 30, 2000, up 35% from net income applicable to common stockholders of $28.5 million, or $1.21 per diluted common share, for the same period of 1999. The increase in the net income applicable to common stockholders for the 2000 period is primarily the result of increased Membership premiums for 2000 as compared to 1999.

         Membership premiums totaled $153.2 million during the nine months ended September 30, 2000 compared to $112.1 million for the same period of 1999, an increase of 37%. Membership premiums and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the persistency, or renewal rate, of existing Memberships. New Membership sales increased 34% during the nine months ended September 30, 2000 to 504,408 from 376,424 during the comparable period of 1999. At September 30, 2000, there were 1,018,181 active Memberships in force compared to 759,341 at September 30, 1999. Additionally, the average annual premium per Membership has increased from $236 for all Memberships in force at September 30, 1999 to $243 for all Memberships in force at September 30, 2000, a 3% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owner's Legal Solution Plan. The Business Owner's Legal Solution Plan sells for $75 per month for those businesses with employees of 50 or less and $125 per month for those businesses with 51 to 99 employees.

         Product sales declined 80% from $4.4 million for the first nine months of 1999 to $864,000 during the same period of 2000 primarily due to the concentration on Membership sales as opposed to the sale of goods and services subsequent to the acquisition of TPN. The trend of declining product sales is expected to continue as the array of goods and services previously available for sale through TPN is significantly narrowed and sales efforts are focused on the sale of new Memberships and the recruitment of new sales associates.

         Associate services revenue increased 45% from $16.2 million for the first nine months of 1999 to $23.5 million during the same period of 2000 primarily as a result of Fast Start to Success. The Company's combination classroom and field training program, titled Fast Start to Success ("Fast Start"), is aimed at increasing the level of new Membership sales per associate. This program resulted in the Company receiving training fees of approximately $12.7 million during the first nine months of 2000 compared to $8.4 million for the comparable period of 1999. The positive impact of the program is reflected in the increase in new Memberships written and new sales associates recruited per Fast Start associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes prior to April 1, 1999, the new associate had to write three new Memberships and recruit one new sales associate within 15 days of the associate's Fast Start training. Effective April 1, 1999, in order to be deemed successful for Fast Start purposes, in addition to attending a Fast Start training, the new associate had to write three new Memberships and recruit three new sales associates within 60 days of the associate's effective date. Beginning July 26, 1999, the new associate may also qualify for Fast Start by writing 5 new memberships within the 60-day timeframe. The $12.7 million in training fees was comprised of $184 from each of approximately 69,251 new sales associates who elected to participate in Fast Start during the first nine months of 2000. New associates enrolled during the first nine months of 2000 were 74,273 compared to 68,035 for the same period of 1999, an increase of 9%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training bonuses paid, providing associate services and other direct marketing expenses.

         Other revenue for the nine months ended September 30, 2000 and 1999 decreased by 2% to $8.7 million from $8.9 million. Included in other revenue for the nine month periods ended September 30, 2000 and September 30, 1999 was $1.8 million and $2.8 million, respectively, in life insurance premiums and life reinsurance ceded related to Universal Fidelity Life Insurance Company ("UFL"). Included in other revenue for the 1999 period was a realized gain on the sale of investments of $700,000 also related to UFL. Interest income, also included in other revenue, for the nine months ended September 30, 2000 increased 22% to $3.3 million from $2.7 million for the comparable period of 1999. Interest income increased primarily due to the increase in commission advances, which, under certain circumstances, incur an interest charge at prime rate.

         As a result of the increases in membership premiums and associate services, total revenues increased to $186.2 million for the nine months ended September 30, 2000 from $141.6 million during the comparable period of 1999, an increase of 32%.

         Membership benefits totaled $51.0 million for the nine months ended September 30, 2000 compared to $37.4 million for same period of 1999, and represented 33% of Membership premiums for both the 2000 and 1999 periods. This loss ratio (Membership benefits as a percentage of Membership premiums) should remain near 33%-35% as the portion of active Memberships that provide for a capitated benefit continues to increase.

         Commission expense was $38.0 million for the nine months ended September 30, 2000 compared to $26.2 million for the same period of 1999, and represented 25% and 23% of Membership premiums for 2000 and 1999, respectively. Commission expense, as a percentage of Membership premiums, should remain near 25% in future periods based on the Company's current commission structure.

         Associate services and direct marketing expenses increased to $17.0 million for the first nine months of 2000 from $10.6 million for the same period of 1999. Fast Start bonuses paid were approximately $5.6 million during the 2000 period compared to $4.3 million in the same period of 1999. Additional costs of supplies due to increased purchases by associates and higher staffing requirements for associate related service departments contributed to the increase. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

         Product costs declined approximately 79%, during the nine months ended September 30, 2000 to $621,000 from $2.9 million for the comparable period of 1999 in conjunction with the 80% decline in product sales. Product costs as a percentage of product sales were 72% for the nine months ended September 30, 2000 as compared to 65% for the same period of 1999. Product costs are expected to decline proportionately as product sales decline as more emphasis is placed on Membership sales and the recruitment of sales associates rather than the sale of goods and services.

         General and administrative expenses during the nine months ended September 30, 2000 and 1999 were $17.2 million and $13.9 million, respectively, and represented 9% and 10% of total revenues for such years. Management expects gradual decreases in general and administrative expenses when expressed as a percentage of total revenues as a result of certain economies of scale.

         Other expenses represent the operating expenses of UFL, depreciation and amortization and premium taxes. The amount of UFL operating expenses reported for the nine months of 2000 and 1999 were $2.3 million and $3.2 million, respectively. Depreciation and amortization decreased from $2.4 million during the first nine months of 1999 to $2.0 million for the first nine months of 2000. This decrease was primarily due to increased amortization of production costs by $425,000 during the first quarter of 1999. Premium taxes increased to $1.2 million for the first nine months of 2000 from $1.1 million for the same period of 1999 as a result of increased premiums.

         The Company has recorded a provision for income taxes of $18.5 million (32% of pretax income) for the first nine months of 2000 compared to $15.4 million (35% of pretax income) for the same period of 1999.

         Dividends paid on outstanding preferred stock for the nine-month periods ended September 30, 2000 and 1999 were $4,000 and $7,000, respectively. During the second quarter of 2000, all shares of preferred stock had been converted into shares of common stock or repurchased by the Company.

Third Quarter of 2000 compared to the Third Quarter of 1999
-----------------------------------------------------------

         The results of operations in the third quarter of 2000, compared to the third quarter of 1999, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first nine months of 2000 to the first nine months of 1999.

         Total revenues increased 37% or approximately $18.2 million to $67.2 million in the third quarter of 2000 compared to $49.0 million in the third quarter of 1999, primarily as a result of increases in membership premiums. The membership premium increase of 37% primarily resulted from an increase in the number of average active memberships during the third quarter of 2000 compared to the similar period in 1999.

         Membership benefits totaled $18.6 million in the 2000 third quarter compared to $13.8 million in the 1999 third quarter and resulted in a loss ratio of 34% and 35%, respectively.

         The above factors resulted in a 2000 third quarter net income applicable to common shareholders of $14.4 million, or $.63 per share, diluted, compared to $9.9 million, or $.42 per share, diluted, for the third quarter of 1999.

Liquidity and Capital Resources
-------------------------------

         General
         Consolidated net cash provided by operating activities was $16.6 million for the first nine months of 2000 compared to cash provided of $12.9 million for the 1999 period. The increase of $3.7 million in cash provided by operating activities during the first nine months of 2000 compared to the same period of 1999 resulted primarily from the increase in net income of $9.9 million and an increase in deferred product sales revenue and memberships fees of $4.8 million reduced by an increase in Membership commission advances of $8.9 million.

         Consolidated net cash used in investing activities was $4.4 million for the first nine months of 2000 compared to net cash provided by investing activities of $7.6 million for the comparable period of 1999. This $12.0 million change in net investment activity was comprised of net investment used during the first nine months of 2000 of $608,000 compared to net investment proceeds of $8.9 million for the comparable period of 1999 and a $2.4 million increase in net additions to property and equipment and production costs during the first nine months of 2000.

         Net cash used in financing activities during the first nine months of 2000 was $2.1 million compared to $17.2 million for the comparable period of 1999. This $15.1 million change was due primarily to the $19.8 million used in the first nine months of 1999 to purchase treasury stock compared to the $3.2 million used in the first nine months of 2000. This is offset by the $1.8 million in additional proceeds during the 1999 period over the 2000 period from the exercise of common stock options.

         The Company had a consolidated working capital surplus of $39.8 million at September 30, 2000, an increase of $16.5 million compared to a consolidated working capital of $23.3 million at December 31, 1999. The $16.5 million increase in working capital during the first nine months of 2000 was primarily the result of increases in the current portion of Membership commission advances of $10.1 million and decreases in accounts payable and accrued expenses of $3.4 million, increases in cash and cash equivalents of $9.9 million, and increase in accrued membership income of $1.2 million offset by increases of $2.7 million in deferred product sales revenue and membership fees and $4.2 million in current deferred income taxes.

         At September  30, 2000 the Company  reported  $47.4 million in cash and investments  of which  $6.0  million  is  pledged  to  various  state  insurance departments. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

         The Company generally advances significant commissions at the time a Membership is sold. During the nine months ended September 30, 2000, the Company advanced commissions of $73.0 million on new Membership sales compared to $52.3 million for the same period of 1999. Since approximately 94% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and no additional commissions are paid on the Membership until all previous commission advances have been fully recovered. Commission advances were reduced by earned commissions of $37.5 million and $24.4 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The Company assesses collectibility of its commission advances quarterly and has recorded an allowance of $4.5 million to provide for estimated uncollectible balances.

         The Company has no outstanding material financial commitments and believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and unpledged investments at September 30, 2000 of $41.4 million. Due to the continued growth, the Company is in the design phase of a new home office facility, which is projected to cost in excess of $25.0 million and be completed in the first quarter of 2003. The Company is currently reviewing the many financing options available.

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

         As  of  September  30,  2000,   substantially   all  of  the  Company's
investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                                                         Estimated
                                                                                                        fair value
                                                                                                          after
                                                                                     Hypothetical      hypothetical
                                                                                  change in interest    change in
                                                                                         rate            interest
                                                               Fair Value at       (bp=basis points)       rate
                                                               ----------------- -------------------- --------------
                                                                            (Dollars in thousands)

Fixed-maturity investments at September 30, 2000 (1)........        $23,094       100 bp increase        $  22,315
                                                                                  200 bp increase           21,389
                                                                                  50 bp decrease            23,791
                                                                                  100 bp decrease           24,116

Fixed-maturity investments at December 31, 1999 (1).........        $22,870       100 bp increase        $  21,528
                                                                                  200 bp increase           20,573
                                                                                  50 bp decrease            23,084
                                                                                  100 bp decrease           23,624


--------------------
(1) Excluding short-term investments with a fair value of $4.2 million and $3.3 million at September 30, 2000 and December 31, 1999, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 20000 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $1.7 million at that date. At December 31, 1999, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.3 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------
(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

      No.                 Description
      ----                -----------
      11.1                Statement Regarding Computation of Per Share Earnings

      27.1                Financial Data Schedule (EDGAR Version Only)

(b) Filed Form 8-K on September 23, 2000 to update under Item 5 description of securities and to file amended and restated articles of incorporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          PRE-PAID LEGAL SERVICES, INC.






Date: November 8, 2000      /s/ Randy Harp
                            ------------------------------
                            Randy Harp
                            Chief Operating Officer
                           (Duly Authorized Officer)



Date: November 8, 2000      /s/ Steve Williamson
                            ------------------------------
                            Steve Williamson
                            Chief Financial Officer
                           (Principal Financial Officer)

                                  EXHIBIT INDEX


  No.                                 Description
  ----        ----------------------------------------------------------

  11.1        Statement Regarding Computation of Per Share Earnings

  27.1        Financial Data Schedule (EDGAR Version Only)