Form 10-K
period 2000-12-31
PRE PAID LEGAL SERVICES INC
filed 2001-04-27
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of the filing: As of March 23, 2001 - $180,162,749.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 23, 2001 there were 21,486,395 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Company's definitive proxy statement for its 2001 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.



                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the year ended December 31, 2000

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

ITEM 6.       SELECTED FINANCIAL DATA

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              General
              Measures of Member retention
              Results of Operations:
                  Comparison of 2000 to 1999
                  Comparison of 1999 to 1998
              Liquidity and Capital Resources
              Risk Factors

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE

PART III.     **
---------
PART IV.
--------
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K

SIGNATURES

**  Information  required  by Part III is  incorporated  by  reference  from the
Company's   definitive   proxy   statement  for  its  2001  annual   meeting  of
shareholders.






                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

PART I.

ITEM 1.       DESCRIPTION OF BUSINESS
-------------------------------------

General

     Pre-Paid Legal Services, Inc. (the "Company") was one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. The Company's predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, the Company was formed and acquired its predecessor in a stock exchange. The Company began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 the Company implemented a legal expense benefit which provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. The Company's legal expense plans (referred to as "Memberships") currently provide for a variety of legal services in a manner similar to medical reimbursement plans. In most states and provinces, standard plan benefits include preventive legal services, motor vehicle legal defense services, trial defense services, IRS audit services and a 25% discount off legal services not specifically covered by the Membership for an average monthly Membership fee of approximately $20. Additionally, in most states, the Legal Shield rider can be added to the standard plan for only $1 per month and provides members with 24-hour access to a toll-free number for attorney assistance if the member is arrested or detained.

     Plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province. Members have direct, toll-free access to their Provider law firm rather than having to call for a referral. At December 31, 2000, the Company had 1,064,805 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario and British Columbia. Approximately 90% of such Memberships were in 28 states and the Canadian province of Ontario.

Acquisition of TPN, Inc. d.b.a. The Peoples Network ("TPN")

     TPN was merged into the Company effective October 2, 1998. Since its inception in 1994, TPN had marketed personal and home care products, personal development products and services together with PRIMESTAR(R) satellite subscription television service to its members through a network marketing sales force. TPN had a sales force of approximately 30,000 distributors at the time of the acquisition of which approximately 13,000 immediately became Company sales associates after the acquisition. Due to concentration on Membership sales and the recruitment of new sales associates after the acquisition, product sales dramatically declined and were eliminated entirely in 2000. The acquisition qualified as a "pooling of interests" for financial reporting purposes and accordingly the 1996 through 1998 financial information contained herein has been restated to include the operating results of TPN.

Acquisition of Universal Fidelity Life Insurance Company

     The Company completed its acquisition of Universal Fidelity Life Insurance Company ("UFL") on December 30, 1998. UFL, based in Duncan, Oklahoma, was a subsidiary of Pioneer Financial Services, Inc. ("Pioneer"), which is a member of the Conseco group of companies. As part of the transaction, Pioneer Life
Insurance Company, a wholly-owned subsidiary of Pioneer, entered into a 100% coinsurance agreement with UFL assuming all of the assets and liabilities relating to Medicare supplement and health care business written by UFL. UFL retained its existing life insurance business with annual premiums of approximately $1 million and has continued to provide claims processing for the coinsured Medicare supplement and health care policies and receive full cost reimbursement for such services. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The acquisition of UFL was accounted for using the purchase method of accounting for business combinations.

     The transaction has not had a significant effect on the Company's operating results. UFL continues to market new life and Medicare supplement and health insurance policies through existing general agency relationships, retaining the new life insurance business and coinsuring the Medicare supplement and health policies in their entirety to Pioneer. UFL's operations are fully self-contained and are supported, as necessary by the Company's various operating departments.

     Due to the acquisition of UFL, the Company now has two reportable segments (legal service plans and life insurance) that have separate operating teams and infrastructures and that offer different products and services. See Notes to Consolidated Financial Statements, Note 17 for summarized financial information concerning the Company's reportable segments.

Industry Overview

     Legal service plans, while used in Europe for more than one hundred years and representing more than a $4 billion European industry, were first developed in the United States in the late 1960s. Since that time, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. According to the latest estimates developed by the National Resource Center for Consumers of Legal Services ("NRC"), there were 157 million Americans without any type of legal service plan. The NRC estimates that 115 million Americans were entitled to service through at least one legal service plan in 1999 although more than half are "free" plans that generally provide limited benefits on an automatic enrollment without any direct cost to the individual. The 115 million Americans compares to 4 million in 1981, 15 million in 1985, 58 million in 1990 and 98 million in 1996. The legal service plan industry continues to evolve and market acceptance of legal service plans, as indicated by the continuing growth in the number of individuals covered by plans, is increasing.

     Legal service plans are offered through various organizations and marketing methods and contain a wide variety of benefits. Free plans include those sponsored by labor unions, elder hotlines, the American Association of Retired Persons and the National Education Association according to NRC estimates, and accounted for approximately 57% of covered persons in 1999. The NRC estimates that an additional 26% are covered by employee assistance plans that are also automatic enrollment plans without direct cost to participants designed to provide limited telephonic access to attorneys for members of employee groups. Free plans and employee assistance plans therefore comprise approximately 83% of covered persons in 1999. Employer paid plans pursuant to which more comprehensive benefits are offered by the employer as a fringe benefit are estimated by the NRC to account for approximately 5% of covered persons in 1999.

     According to the NRC, the remaining covered persons in 1999 were covered by individual enrollment plans, other employment based plans, including voluntary payroll deduction plans, and miscellaneous plans. These plans were estimated by the NRC to account for approximately 12% of the market in 1999 and represent the market segment in which the Company primarily competes. According to the NRC, these plans typically have more comprehensive benefits, higher utilization, involve higher costs to participants, and are offered on an individual enrollment or voluntary basis.

     Of the current work force covered by legal service plans, only 8% were estimated by the NRC to be covered by plans having benefits comparable to those provided by the Company's Memberships. Accordingly, the Company believes that significant opportunities exist for successful marketing of the Company's Memberships to employee groups and other individual consumers.

Description of Memberships

     The Memberships sold by the Company generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by the Company to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to the Company in managing claims risk. At December 31, 2000, Memberships subject to the capitated provider law firm arrangement comprised more than 98% of the Company's active Memberships. The remaining Memberships (less than 2%) were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and the Company's referral attorney network is utilized.

     Family  Legal  Plan
     The Family Legal Plan currently marketed in most jurisdictions by the Company consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for approximately 86.6% of the Company's Membership fees in 2000 and 95% of the outstanding Memberships at December 31, 2000. In addition to the Family Legal Plan, the Company markets other specialized legal services products specifically related to employment in certain professions described below.

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

     The basic legal service plan Membership is sold as a package consisting of five separate benefit groups. Memberships range in cost from $14.95 to $26.00 per month depending in part on the schedule of benefits, which may vary from state or province in compliance with regulatory requirements. Benefits for domestic matters, bankruptcy and drug and alcohol related matters are limited in most Memberships.

     Preventive Legal Services. These benefits generally offer unlimited toll-free access to a member's provider law firm for advice and consultation on any legal matter. These benefits also include letters and phone calls on the member's behalf, review of personal contracts and documents, each up to 10 pages in length, last will and testament preparation for the member and annual will reviews at no additional cost.

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

     In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the Membership increasing 5 additional hours each Membership year to the maximum limit of 35 hours in the fifth Membership year and increases total pre-trial and trial defense hours available pursuant to the expanded Membership to 75 hours during the first Membership year to 335 hours in the fifth Membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the Membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth Membership year. The Company has experienced increased sales of this option during the last three years.

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

     Legal Shield Benefit
     In most states, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. There were approximately 325,000 Legal Shield subscribers at December 31, 2000.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia and Alberta. The Company began operations in Ontario and British Columbia during 1999 and Alberta in February 2001. The plan currently marketed in British Columbia provides primarily the preventive legal services and preferred member discount described above. Benefits of the Ontario plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2000 were approximately $3.8 million in U.S. dollars compared to $1.0 million collected in 1999. The Company plans to expand operations in other provinces and territories of Canada.

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

     Business Owners' Legal Solutions Plan
     The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and Membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $75 to $125 depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 35 states and represented approximately 5.5%, 3.8% and 2.8% of the Company's Membership fees during 2000, 1999 and 1998, respectively.

     Law Officers Legal Plan
     The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider law firm and provides legal services associated with administrative hearings. This plan was designed to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly rate of $16.00 or at a group rate of $14.95. The Company has members covered under the Law Officers Legal Plan in 24 states. The Law Officers Legal Plan offers the basic family legal plan benefits described above without the motor vehicle related benefits. These motor vehicle benefits are available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider law firm in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per Membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings are also available to members as a schedule of benefits, which increases with each Membership year. The schedule of benefits is similar to that offered under the Family Legal Plan Trial Defense, including the availability of the optional pre-trial hours described above for an additional $9.00 per month. During the years ended December 31, 2000, 1999 and 1998, the Law Officers Legal Plan accounted for approximately 4.8%, 2.1% and 2.4%, respectively, of the Company's Membership fees.

     Commercial Driver Legal Plan
     The Commercial Driver Legal Plan, developed in 1986, is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. This plan provides coverage on a closed panel plan basis for persons who drive a commercial vehicle. This legal service plan is currently offered in 43 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years ended December 31, 2000, 1999 and 1998, this plan accounted for approximately 2.5%, 1.1% and 1.4%, respectively, of Membership fees. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Plans underwritten by the Company are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 30 states and represented approximately .6%, .5% and .3% of the Company's Membership fees during 2000, 1999 and 1998, respectively.

     Comprehensive Group Legal Services Plan
     The Company introduced in late 1999 the new Comprehensive Group plan, designed for the large group employee benefit market. This new plan provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. Although the Company has not experienced any significant sales of this plan, the Company expects this plan to improve its competitive position in the large group market.

Provider Law Firms

     The Company's Memberships generally allow members to access legal services through a network of independent provider law firms under contract with the Company generally referred to as "provider law firms." Provider law firms are paid a fixed fee on a per capita basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by the Company to provider law firms in connection with the Memberships do not vary based on the type and amount of benefits utilized by the member, this arrangement provides significant advantages to the Company in managing claims risk. Pursuant to these Provider law firm arrangements, the Company has the ability to more effectively monitor the quality of legal services provided and, due to the volume of claims that may be directed to particular provider law firms, has access to larger, more diversified law firms. The Company is, through its members, typically provides the largest client base of its Provider law firms.

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

     Each attorney member of the provider law firm rendering services must have at least two years of experience as a lawyer, unless the Company waives this requirement due to special circumstances such as instances when the lawyer demonstrates significant legal experience acquired in an academic, judicial or similar capacity other than as a lawyer. The Company provides customer service training to the provider law firms and their support staff through on-site training that allows the Company to observe the individual lawyers of provider law firms as they directly assist the members.

     The Company systematically monitors the delivery of services provided by provider law firms to members through periodic member surveys, review of telephone data and review of member complaints. Additionally, approximately 97% of members are represented by provider law firms who are connected via high-speed digital links to the Company's management information systems, providing additional real time monitoring capability. Problems discovered in connection with member surveys or complaints are evaluated to determine remedial actions which the Company might recommend to provider law firms and in the most extreme cases may result in the termination of a provider law firm. The Company meets with provider law firms frequently to encourage dialogue and information sharing relating to the timely and effective delivery of services to members and requires provider law firms that are not connected to the Company's management information systems to provide various statistical reports to the Company to enable the Company to monitor Membership usage.

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit the Company to terminate the Agreement for cause immediately upon written notice,
(c) require the firm to maintain a specified minimum amount of malpractice insurance, (d) preclude the Company from interference with the lawyer-client relationship, (e) provide for periodic review of services provided and (f) provide for protection of the Company's proprietary information.. The Company is precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, the Company enrolls a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without Company approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership.

     The Company has had occasional disputes with Provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the Provider law firms are owned by the Company so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, the Company believes that its relations with provider law firms are generally good. At the end of 2000, the Company had provider law firms representing 43 states and two provinces compared to 41 states at the end of 1999 and 38 at the end of 1998. During the last three years, the Company's relationships with a total of three provider law firms were terminated by the Company or the provider law firm.

     The Company's agreements with provider law firms require the provider law firms to indemnify the Company against liabilities resulting from legal services rendered by the provider law firm.

Marketing

     Multi-Level Marketing
     The Company markets Memberships through a multi-level marketing program which encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold and no commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, 11 others) who are in the line of associates who directly or indirectly recruited the selling associate. The Company provides training materials, organizes area-training meetings and designates personnel at the home office specially trained to answer questions and inquiries from associates. The Company offers various communication avenues to its sales associates to keep such associates informed of any changes in the marketing of its Memberships. The primary communication vehicles utilized by the Company to keep its sales associates informed include extensive use of email, an interactive voice-mail service, The Connection monthly magazine, the weekly Communication Show that may be viewed via the Company's Internet webcasts, an interactive voice response system and the Company's website, prepaidlegal.com.

     Multi-level marketing is primarily used for product marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective purchasers of the product and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 73% of the Company's Memberships in force at December 31, 2000 compared to 75% and 76% at December 31, 1999 and 1998, respectively. Although other means of payment are available, approximately 70% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     The Company's marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit its sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what the Company perceives to be a growing interest among employers in the value of providing legal service plans to their employees. Memberships sold through employee groups constituted approximately 27% of total Memberships in force at December 31, 2000 compared to 25% and 24% at December 31, 1999 and 1998, respectively. The majority of employee group Memberships are sold to school systems, governmental entities and businesses. No group accounted for more than 1% of the Company's consolidated revenues from Memberships during 2000, 1999 or 1998. Substantially all group Memberships are paid on a monthly basis.

     Sales associates are generally engaged as independent contractors and are provided with training materials and are given the opportunity to participate in Company training programs. Sales associates are required to complete a specified training program prior to marketing the Company's Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by the Company prior to use. A substantial number of the Company's sales associates market the Company's Memberships on a part-time basis only. At December 31, 2000, the Company had 242,085 "active" sales associates compared to 204,137 and 159,268 "active" sales associates at December 31, 1999 and 1998, respectively. A sales associate is considered to be "active" if he or she has sold at least three new Memberships per quarter or if he or she retains a personal Membership. During 2000, the Company had 73,826 sales associates who sold at least one Membership, of which 43,169 (58%) made first time sales, compared to 64,611 and 51,026 sales associates producing at least one Membership sale in 1999 and 1998, respectively, of which 41,121 (64%) and 34,522 (68%), respectively, made first time sales. During 2000, the Company had 11,055 sales associates who sold more than ten Memberships compared to 8,284 and 5,597 in 1999 and 1998, respectively.

     The Company derives revenues from its multi-level marketing sales force, principally from a one-time enrollment fee of $65 from each new sales associate for which the Company provides initial marketing supplies and enrollment services to the associate. In January 1997, the Company implemented a new combination classroom and field training program, titled Fast Start to Success ("Fast Start"), aimed at increasing the level of new Membership sales per associate. The Fast Start program provides a direct economic incentive to existing associates to help train new recruits. Associates who successfully complete the program by writing three new Memberships and recruiting three new sales associates or by personally selling five new Memberships within 60 days of the associate's start date advance through the various commission levels at a faster rate and qualify for advance commissions. Associates in states that require the associate to become licensed will have 60 days from the issue date on their license to complete the same requirements. The program requires a fee of $184 per new associate that is earned by the Company upon completion of the training program. Upon successful completion of the program, the sponsoring associates are paid certain training bonuses. Amounts collected from sales associates are intended primarily to offset the Company's costs incurred in recruiting and training and providing materials to sales associates and are not intended to generate profits from such activities.

     Other revenues from sales associates represent the sale of marketing supplies and promotional materials.

     Regional Vice Presidents
     The Company has a group of employees that serve as Regional Vice Presidents ("RVPs") responsible for associate activity in a given geographic region and with the ability to appoint Area Coordinators within the RVP's region. The RVPs have weekly reporting requirements as well as quarterly sales and recruiting goals. The RVP and Area Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and the Company. New products and initiatives will continue to be channeled through the RVPs and Area Coordinators. At December 31, 2000, the Company had 48 RVPs in place.

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

     The Company has cooperative marketing agreements with the Chicago-based CNA, one of the 10 largest U.S. insurance companies, and Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of Citigroup, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. Neither of these arrangements, which were entered into in the 1997 fourth quarter, produced significant Membership fees during 2000.

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

     The Company's operations also include departments specifically responsible for marketing support and regulatory and licensing compliance. The Company has an internal production staff which has responsibility for the development of new audio and video sales materials.

Quality Control

     In addition to the Company's quality control efforts for provider law firms described above, the Company also closely monitors the performance of its home office personnel, especially those who have telephone contact with members or sales associates. The Company records home office employee telephone calls with its members and sales associates to assure that Company policies are being followed and to gather data about recurring problems which may be avoided through modifications in policies. The Company also uses such recorded calls for training and recognition purposes.

     The Company has an extensive database of referral lawyers who have provided services to its members for use by members when a designated provider law firm is not available. Lawyers with whom members have experienced verified service problems, or are otherwise inappropriate for the panel, are removed from the Company's list of referral lawyers.

Competition

     The Company competes in a variety of market segments in the prepaid legal services industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. According to 1999 estimates by NRC, an estimated 19% of the total estimated market in the segments in which the Company competes is served by a large number of small companies with regional areas of emphasis. The remaining 81% of such market are served primarily by the Company and five other principal competitors: Hyatt Legal Plans (a MetLife company), ARAG Group (formerly Midwest Legal Services), LawPhone/ACS, National Legal Plan and Legal Services Plan of America (a GE Financial Assurance Partnership Marketing Group company). For employment-based plans other than employer paid and employee assistance plans and for individual enrollment plans, the Company represents approximately 44% of the market share garnered by this group according to the NRC.

     If a greater number of companies seek to enter the prepaid legal services market, the Company will experience increased competition in the marketing of its Memberships. However, the Company believes its competitive position is enhanced by its actuarial database, its existing network of provider attorney law firms and its ability to tailor products to suit various types of distribution channels or target markets. Serious competition is most likely from companies with significant financial resources and advanced marketing techniques.

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

     As of December 31, 2000, the Company or one of its subsidiaries was marketing new Memberships in 33 states or provinces that require no special
licensing  or  regulatory  compliance.   The  Company's  subsidiaries  serve  as
operating companies in 16 states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). Of the Company's total Memberships in force as of December 31, 2000, 34% were written in jurisdictions that subject the Company or one of its subsidiaries to insurance or specialized legal expense plan regulation.

     The Company began selling Memberships in the Canadian provinces of Ontario and British Columbia during 1999 and in Alberta during the first part of 2001. The Memberships currently marketed by the Company in such provinces do not constitute an insurance product and therefore are exempt from insurance regulation.

     At December 31, 2000, UFL was licensed to sell life and accident and health insurance policies in New Mexico, Nebraska, Oklahoma and Texas. These policies are sold by independent licensed agents through existing general agency relationships in these states. In the near term, the Company expects these policies will continue to be sold by UFL's agent network rather than the Company's sales associates. Prior to selling these insurance policies on behalf of UFL, existing associates, to the extent necessary, would be required to obtain the necessary licenses and approvals from these states prior to any sales activity.

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

     PPLCI serves as the operating company in most states where Memberships are determined to be an insurance product. PPLCI is organized as a casualty insurance company under Oklahoma law and as such is subject to regulation and oversight by various state insurance agencies. These agencies regulate the Company's forms, rates, trade practices, allowable investments and licensing of agents and sales associates. These agencies also prescribe various reports, require regular evaluations by regulatory authorities, and set forth-minimum capital and reserve requirements. The Company's insurance subsidiaries are routinely evaluated and examined by representatives from the various regulatory authorities in the normal course of business. Such examinations have not and are not expected to adversely impact the Company's operations or financial condition in any material way. The Company believes that all of its subsidiaries meet any required capital and reserve requirements. Dividends paid by PPLCI are restricted under Oklahoma law to available surplus funds derived from realized net profits. UFL is a life and accident and health insurance company under Oklahoma law and is subject to similar regulations in Oklahoma and the other states in which it operates.

     The  Company is required to register  and file  reports  with the  Oklahoma
Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI, UFL and the Company or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's or UFL's surplus, and must have prior approval of the Oklahoma Insurance Commissioner. Payment of any dividend by PPLCI or UFL to the Company from its statutory surplus or net gain from operations requires approval of the Oklahoma Insurance Commissioner. During
2000, the Company received an $5.0 million dividend from PPLCI and a $5.0 million dividend from UFL after receiving all necessary regulatory approvals. Any change in control of the Company, defined as acquisition by any method of more than 10% of the Company's outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states, in which PPLCI and UFL operate, such as Texas, provide for comparable registration and regulation of the Company.

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

     As the legal plan industry matures, additional legislation may be enacted that would affect the Company and its subsidiaries. The Company cannot predict with any accuracy if such legislation would be adopted or its ultimate effect on operations, but expects to continue to work closely with regulatory authorities to minimize any undesirable impact.

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

Employees

     At December 31, 2000, the Company and its subsidiaries employed 559 individuals on a full-time basis, exclusive of independent agents and sales associates who are not employees. None of the Company's employees are represented by a union. Management considers its employee relations to be good.

Foreign Operations

     The Company began operations in the Canadian provinces of Ontario and British Columbia during 1999 and Alberta in early 2001 and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $4.9 million in U.S. dollars during 2000 compared to $2.7 million in 1999. The Company had no foreign revenue from any source during 1998. Due to the relative stability of the United States and Canadian foreign relations and currency exchange rates, the Company believes that any risk of foreign operations or currency valuations is minimal and would not have a material effect on the Company's financial condition, liquidity or results of operations.


ITEM 2.       DESCRIPTION OF PROPERTY
-------------------------------------

     The executive and administrative offices of the Company and its subsidiaries are located at 321 East Main Street, Ada, Oklahoma. These offices, containing approximately 40,000 square feet of office space, are owned by the Company. Additionally, the Company completed construction during 1999, of a new facility containing approximately 17,000 square feet of office and warehouse and shipping space. The Company now has three buildings located on its property located approximately five miles from the Company's executive and administrative offices. The Company previously completed construction of its Customer Care facility during 1998 that contains approximately 10,000 square feet of office and call center space. The Customer Care is adjacent to the material distribution center constructed during 1997 containing 8,600 square feet that is now used for general office space. The Company currently fully utilizes these existing facilities and has begun construction of a new home office complex in Ada located approximately five miles from its current location. The new home office will be constructed on nearly 100 acres given to the Company by the City of Ada. Scheduled completion of the estimated $30 million four-building complex, which will include a sales associate Hall of Fame and six-story tower, is February, 2003.

     In addition to the property described above that is owned by the Company, the Company opened an additional Customer Care facility in Antlers, Oklahoma during March 2000, in building space provided at no cost to the Company. This facility contains approximately 50 Customer Care representatives with the option of adding another 50 to 100 representatives in the next two years.

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


ITEM 3.       LEGAL PROCEEDINGS
-------------------------------

     Subsequent to December 31, 2000, the Company and various of its executive officers were named in multiple putative securities class action complaints filed in both the United States District Courts for the Eastern and Western Districts of Oklahoma seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company uses to account for commission advance receivables from sales associates. These complaints have been transferred to Western District of Oklahoma where motions to consolidate them into a single proceeding are pending. As of April 17, 2001, these cases were in the preliminary procedural stages relating to selection of lead counsel and lead plaintiffs as required by the Private Securities Litigation Reform Act of 1995 ("PSLRA"). After the selection of lead plaintiffs and lead counsel, the Company expects that an amended and consolidated complaint will be filed. The Company expects to file a motion to dismiss the complaint. Under PSLRA, discovery is stayed during the pendency of a motion to dismiss. Costs of defense of these cases through the motion to dismiss stage are not expected to be material. While the outcome of these cases is uncertain, the Company believes these actions are without merit and will vigorously defend these actions. However, an unfavorable decision in this litigation could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     In January 2001, the Company received inquiries from the Division of Enforcement of the Securities and Exchange Commission ("SEC") requesting information relating primarily to the Company's accounting policies for commission advance receivables from sales associates. Also, in January 2001 the staff of the SEC's Division of Corporation Finance reviewed the Company's 1999 Form 10-K. The Division of Enforcement's inquiry is informal and does not constitute a formal investigation or proceeding. In subsequent discussions and exchanges of correspondence the staff of the Division of Corporation Finance of the SEC raised issues regarding the Company's accounting policies and requested additional information from the Company. The Company is cooperating with the staff of the SEC in providing the requested information and expects to continue to do so. As of April 20, 2001, these inquiries were proceeding. The Company is not able to predict what the outcome of these inquiries may be or when they will be resolved. See Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Risk Factors.

     For additional information concerning the Company's accounting policies for commission advance receivables, see Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

     The Company is a named defendant in certain other lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

         None.




                                     PART II

ITEM 5.       MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED STOCKHOLDER
--------------------------------------------------------------------------------
              MATTERS
              -------

Market Price of and Dividends on the Common Stock

     At March 23, 2001, there were 5,161 holders of record (including brokerage firms and other nominees) of the Company's common stock which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange (American Stock Exchange through May 12, 1999).

                                                                                     High       Low
                                                                                     ----       ---
2001:

  2nd Quarter (through April 24)...............................................     $ 19.50    $ 10.04
  1st Quarter..................................................................       28.63      10.05

2000:
  4th Quarter..................................................................     $ 48.75    $ 23.56
  3rd Quarter..................................................................       34.44      29.38
  2nd Quarter..................................................................       34.75      26.00
  1st Quarter..................................................................       32.44      19.88

1999:
  4th Quarter..................................................................     $ 39.94    $ 19.88
  3rd Quarter..................................................................       39.38      25.56
  2nd Quarter..................................................................       29.63      22.25
  1st Quarter..................................................................       39.25      23.13


     The Company has never declared a cash dividend on its common stock. For the foreseeable future, it is anticipated that earnings generated from the operations of the Company will be used to finance the Company's growth and to repurchase shares of its stock and that cash dividends will not be paid to holders of the common stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI and UFL is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years net profits. During 2000, the Company received a $5 million dividend from PPLCI and a $5 million dividend from UFL after receiving all necessary regulatory approvals. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 2000, neither PPLCI, UFL nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the respective insurance commissioners.

Recent Sales of Unregistered Securities

         None.



ITEM 6.       SELECTED FINANCIAL DATA
-------------------------------------

     The following table sets forth selected financial and statistical data for the Company as of the dates and for the periods indicated. As a result of the 1998 fourth quarter acquisition of TPN, Inc. ("TPN") that was accounted for as a pooling of interests, the 1996 through 1998 periods have been restated to include the operating results of TPN. The 1998 balance sheet data contained herein reflects the December 30, 1998 acquisition of Universal Fidelity Life Insurance Company ("UFL") that was accounted for as a purchase transaction and accordingly, no operating results of UFL prior to 1999 are included in the income statement data. Beginning in 1999, UFL's operating results are included in the consolidated financial results. This information is not necessarily indicative of the Company's future performance. The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                          Year Ended December 31,
                                                      --------------------------------------------------------------
                                                         2000         1999          1998         1997         1996
                                                      ----------   ----------    ----------   ----------   ---------
                                                      (In thousands, except ratio, per share and Membership amounts)
Income Statement Data:
 Revenues:
  Membership fees....................................  $210,442     $157,217      $110,003     $ 76,688     $ 50,582
  Associate services.................................    30,372       22,816        17,255       12,143        5,646
  Product sales......................................     1,016        5,888        27,779       41,070       26,425
  Other..............................................     5,822        6,939         2,901        1,867        1,803
                                                      ----------   ----------    ----------   ----------   ----------
   Total revenues....................................   247,652      192,860       157,938      131,768       84,456
                                                      ----------   ----------    ----------   ----------   ----------
Costs and expenses:
  Membership benefits................................    70,513       51,833        36,103       25,132       16,871
  Commissions........................................    51,900       36,862        24,011       16,417       10,701
  Provision for estimated uncollectible Membership
   commission advance receivables....................     4,734          550           250          300          775
  Associate services and direct marketing............    23,029       16,038        14,738       11,431        4,544
  General and administrative expenses................    23,412       21,360        21,902       20,311       15,150
  Product costs......................................       675        4,174        17,967       27,017       20,568
  Life insurance benefits............................       940          959             -            -
  Other, net.........................................     1,449        1,157         1,635        1,256         (273)
                                                      ----------   ----------    ----------   ----------   ----------
   Total costs and expenses..........................   176,652      132,933       116,606      101,864       68,336
                                                      ----------   ----------    ----------   ----------   ----------
  Income before income taxes.........................    71,000       59,927        41,332       29,904       16,120
  Provision for income taxes.........................    23,279       20,974        11,122       12,381        5,857
                                                      ----------   ----------    ----------   ----------   ----------
  Income before cumulative effect of change in
    accounting principle.............................    47,721       38,953        30,210       17,523       10,263
  Cumulative effect on prior years of change in
    method of accounting for Membership commission
    advance receivables (2)..........................    (4,109)           -             -            -            -
                                                      ----------   ----------    ----------   ----------   ----------
  Net income.........................................    43,612       38,953        30,210       17,523       10,263
  Less dividends on preferred shares.................         4           10            10           13           15
                                                      ----------   ----------    ----------   ----------   ----------
  Net income applicable to common stockholders.......  $ 43,608     $ 38,943      $ 30,200     $ 17,510     $ 10,248
                                                      ==========   ==========    ==========   ==========   ==========
  Basic earnings per common share before cumulative
   effect of change in accounting principle..........  $   2.12     $   1.69      $   1.29     $    .76     $    .46
  Cumulative effect of change in accounting
    principle........................................      (.18)           -             -            -            -
                                                      ----------   ----------   -----------  -----------  -----------
  Basic earnings per common share....................  $   1.94     $   1.69     $    1.29    $     .76    $     .46
                                                      ==========   ==========   ===========  ===========  ===========
  Diluted earnings per common share before
  cumulative effect of change in accounting
  principle........  ................................  $   2.10     $   1.67     $    1.26    $     .74    $     .44
  Cumulative effect of change in accounting
  principle..........  ..............................      (.18)           -             -            -            -
                                                      ----------   ----------   -----------  -----------  -----------
  Diluted earnings per common share..................  $   1.92     $   1.67     $    1.26    $     .74    $     .44
                                                      ==========   ==========   ===========  ===========  ===========
Weighted average number of common shares
     outstanding - basic.............................    22,504       23,099        23,456       23,127       22,332
  Weighted average number of common shares
     outstanding - diluted...........................    22,679       23,374        23,906       23,575       23,319


Pro forma amounts assuming the new method for
 accounting for Membership Commission advance
 receivables is applied retroactively:
        Net income...................................  $ 47,721     $ 37,255      $ 28,804     $ 16,728     $ 10,052
              Basic earnings per common share........  $   2.12     $   1.61      $   1.23     $    .72     $    .45
              Diluted earnings per common share......  $   2.10     $   1.59      $   1.20     $    .71     $    .43

Membership Benefit Cost and Statistical Data:
  Membership benefits ratio (1)......................     33.5%        33.0%         32.8%        32.8%        33.4%
  Commissions ratio (1)..............................     24.7%        23.4%         21.8%        21.4%        21.2%
  General & administrative expense ratio (1).........     11.1%        13.6%         19.9%        26.5%        30.0%
  Product cost ratio (1).............................     66.4%        70.9%         64.7%        65.8%        77.8%
  New Memberships sold...............................   670,118      525,352       391,827      283,723      194,483
  Period end Memberships in force.................... 1,064,805      827,979       603,017      425,381      294,151

Cash Flow Data:
  Net cash provided by (used in) operating activities  $ 21,990     $ 17,638      $ 10,865     $ 14,472     $   (911)
  Net cash provided by (used in) investing activities    (6,897)      10,636       (31,427)      (6,254)      (2,855)
  Net cash provided by (used in) financing activities   (13,714)     (26,687)        1,444        3,464        4,973

Balance Sheet Data:
  Membership commission advance receivables (net)....  $156,138     $120,713      $ 83,269     $ 55,879     $ 30,852
  Total assets.......................................   247,288      193,775       167,903      105,716       66,810
  Total liabilities..................................   100,572       79,311        66,599       36,246       21,654
  Stockholders' equity...............................   146,716      114,464       101,304       69,470       45,156
--------------

(1) The Membership benefits ratio, the Commissions expense ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. The product cost ratio represents product costs as a percentage of product sales. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

(2) See Note 3 to Consolidated Financial Statements for information concerning the change in accounting principle in 2000.



ITEM 7.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

     Change in Accounting Principle
     During 2000, the Company changed its methodology for evaluating the recoverability of its commission advance receivables from terminated or "D status" sales associates. See "Risk Factors" in this Item 7 below. "D status" associates are those that are no longer "active" because they fail to meet the Company's established vesting requirements by either selling at least three new Memberships per quarter or retaining a personal Membership. "D status"
associates lose their right to any further commissions earned on Memberships previously sold at the time they are placed in "D status". As a result, the Company is entitled to retain all commission earnings that would otherwise be payable to these terminated associates to recover their unearned commission receivable balances.

     Prior to 2000, the Company "pooled" the activity of this "D status" group of former associates and accounted for the group and evaluated the collectibility of their commission advance receivables as if it were a single associate rather than on an associate by associate basis. The Company determined that it would change its methodology in 2000 such that the Company now evaluates the collectibility of "D status" commission advance receivables on an individual associate basis as it does the advances to its active associates. The cumulative effect of this change on prior years is reflected separately and resulted in a reduction of income (net of applicable income taxes of $2.2 million), of approximately $4.1 million ($.18 per basic and diluted share). The effect of the change on fiscal 2000 was a reduction in income (net of applicable income taxes of $1.6 million) of approximately $3.1 million ($.14 per basic and diluted share).

     The Company believes that an evaluation of the collectibility of commission advance receivables on an associate-by-associate basis is preferable to an evaluation on a pooled basis because it results in a more refined estimate of collectibility.

     Membership Fees and Membership Benefit Costs
     The Company's principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income when due in accordance with Membership terms, which generally require the holder of the Membership to remit fees on at least a monthly basis. Approximately 94% of our members remit their Membership fees to us on a monthly basis. The Company records any amount received in excess of that currently due as deferred revenue and recognizes such deferred amount as income when earned. For example, a payment received representing an annual payment would be recognized as income to the extent of one month and the remaining 11 months would be deferred in month one and then ratably recognized as income in each of the succeeding 11 months. The Company also charges new members, who are not part of an employee group, a $10 enrollment fee. This fee is deferred and recognized in income over the estimated life of a Membership .

     More than 98% of active Memberships at December 31, 2000 have benefits delivered by a designated provider law firm with whom the Company has arranged for the services to be provided in a particular geographic area, typically a state or province. Provider law firms receive a fixed monthly payment for each member in their service area and are responsible for providing the Membership benefits without additional remuneration. The fixed cost aspect of this arrangement provides significant advantages to the Company in managing its claims risk. Pursuant to these Provider law firm arrangements, the Company has the ability to more effectively monitor the quality of legal services provided and, due to the volume of claims that may be directed to particular provider law firms, has access to larger, more diversified law firms.

     Membership benefit costs relating to non-Provider Memberships ("open panel" Memberships or Memberships in states where a provider law firm is not in place), which constituted less than 2% of Memberships in force at December 31, 2000, are based on the usual, reasonable and customary fee for providing the required services. Such costs are generally paid on a current basis, as most costs are certain in amount and require only limited investigation. The Company maintains a reserve for estimated incurred but not reported open panel Membership benefit costs as well as costs which are in the payment process. These reserves are reviewed annually by an independent actuary as necessary in conjunction with the preparation and filing of financial statements and other reports with various state insurance regulatory authorities. Underwriting risks associated with the open panel Memberships are managed primarily through contractual benefit limitations and, as a result, underwriting decisions are not necessarily based on individual Membership purchases.

     Commission Expense
     Beginning with new Memberships written after March 1, 1995, the Company implemented a level commission schedule which results in the Company incurring commission expense related to the sale of its legal expense plans on a basis consistent with the recognition of the premiums generated by the sale of such Memberships. Prior to March 1, 1995, the Company's commission program resulted in recognizing commission expense of approximately 70% of Membership premiums during the first year of the Membership and approximately 16% in all subsequent years. The level commission structure results in the Company incurring commission expense at the rate of approximately 25% - 27% per year for all Membership years.

     Effective April 2001, the Company modified its compensation plan to consolidate the lower four levels of its compensation structure into two levels. At the same time, the Company implemented a two-year advance at the lowest commission level for associates who participate in the training program. Associates who do not participate in the training program receive only earned commissions until they meet the advancement qualification requiring them to produce 50 new memberships in their organization in order to advance to the next compensation level and qualify for up to 3 years commission advance.

     Commission Advances
     Prior to January 1997 the Company advanced commissions at the time of sale of all new Memberships. In January 1997, the Company implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the Fast Start training program that was implemented in 1997. For all sales beginning with the fourth Membership or all sales made by an associate successfully completing the Fast Start training program, the Company currently advances commissions at the time of sale of a new Membership. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to three years commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is 12, the overall initial advance may be paid to more than twenty five different individuals, each at a different level within the overall commission structure. This commission advance immediately increases an associate's obligation to the Company and represents a receivable from the associates.

     Although the Company advances its sales associates up to three years commission when a membership is sold, the average commission advance paid to its sales associates as a group is actually less than 3 years because some associates choose to receive less than a 3-year advance and the Company pays less than a 3-year advance on some of its specialty products. Also, any residual commissions due an associate (defined as commission on an individual membership after the advance has been earned) is retained to reduce any remaining commission advance receivables prior to being paid to that sales associate. The average commission advance in 2000, 1999 and 1998 was 2.31, 2.43 and 2.50 years respectively.

     Commission advance receivable activity for years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                                         (in thousands)
                                                                                         --------------
                                                                                2000          1999          1998
                                                                                ----          ----          ----

Beginning commission advance receivables..................................   $  125,257    $   87,263    $   59,623
Commission advances.......................................................       97,500        74,800        51,400
Recovery of advanced commissions..........................................      (48,255)      (36,806)      (23,760)
Write-offs................................................................       (7,309)            -             -
                                                                            ------------  ------------  ------------
Ending commission advance receivables.....................................      167,193       125,257        87,263
Allowance for unrecoverable commission advance receivables................      (11,055)       (4,544)       (3,994)
Ending commission advance receivables, net................................  ------------  ------------  ------------
                                                                             $  156,138    $  120,713    $   83,269
                                                                            ============  ============  ============

     Commission advance receivables as of December 31, 2000, 1999 and 1998 are as follows:

                                                                                         (in thousands)
                                                                                         --------------
                                                                              12/31/00      12/31/99      12/31/98
                                                                              --------      --------      --------

Active sales associates...................................................   $  146,649    $  107,257    $   75,757
"D status" sales associates...............................................       20,544        18,000        11,506
Allowance for unrecoverable commission advance receivables................      (11,055)       (4,544)       (3,994)
Commission advance receivables, net.......................................  ------------  ------------  ------------
                                                                             $  156,138    $  120,713    $   83,269
                                                                            ============  ============  ============

Projected commission earnings - Active sales associates...................   $  228,269    $  171,935    $  110,554
Projected commission earnings - "D status" sales associates...............       26,056        16,369         9,868
Total projected earned commissions........................................  ------------  ------------  ------------
                                                                             $  254,325    $  188,304    $  120,422
                                                                            ============  ============  ============

                                                                            ------------- ------------- -------------
Projected earned commissions/Commission advance receivables, net........         163%          156%          145%
                                                                            ------------- ------------- -------------


     Commissions are earned by and payable to the associate as Membership premiums are earned, usually on a monthly basis. The Company reduces Commission advance receivables or remits payment to an associate, as appropriate, when commissions are earned. Commission advance receivables on lapsed Memberships are recovered through commission earnings on an associate's remaining active Memberships or through a charge-back mechanism. Should a Membership lapse before the advances have been recovered for each commission level, the Company generates an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. Any remaining commission advance receivable is recovered by withholding future residual earned commissions due an associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered.

     The Company charges associates a fee on commission advance receivables relating to lapsed Memberships ("Membership lapse fee"). The fee is determined by applying the prime interest rate to the commission advance receivable balance pertaining to lapsed Memberships. The Company realizes and recognizes income only when the amount of the calculated fee is collected by withholding from cash commissions payments due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependant on the associate selling new Memberships which qualify for commission advances.

     The Company has the contractual right to require associates to repay commission advance receivables from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship or (ii) when it is ascertained that earned commissions are insufficient to repay the advance receivables and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate commission advance receivables are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, the Company has not demanded repayments of the receivables from associates, including terminated associates, because in the aggregate the Company's commission advance receivables have been substantially recovered from estimated future commission earnings, and collection efforts would likely increase costs and have the potential to disrupt the Company's relationships with its sales associates. However, the Company regularly reviews the commission advance receivable status of associates and will exercise its right to require associates to repay advances when management believes that such action is appropriate.

     "D status" associates are those that are no longer "active" because they fail to meet the Company's established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. "D status" associates lose their right to any further commissions earned on Memberships previously sold at the time they are placed in "D status". As a result the Company has no continuing obligation to individually account to these associates as it does to active associates and is entitled to retain all commission earnings that would be otherwise payable to these terminated associates. The
Company does continue to reduce the advance commission receivables for commissions earned on active Memberships previously sold by those associates. "D status" commission advance receivables were $20.5 million and $18.0 million at December 31, 2000 and 1999, respectively. Substantially all individual "D status" associate commission advance receivable balances were less than $1,000 and the average balance was $816 at December 31, 2000.

     The Company assesses, at the end of each quarter, on an associate-by-associate basis, the recoverability of each associate's commission advance receivable by estimating the associate's future commissions to be earned on active Memberships. Each active Membership is assumed to lapse in accordance with the Company's estimated future lapse rate, which is based on the Company's actual historical Membership retention experience as applied to each active Membership's year of origin. The lapse rate is based on a 20-year history of Membership retention rates, which is updated quarterly to reflect actual experience. The Company also closely reviews current data for any trends that would affect the historical lapse rate. The sum of all expected future commissions to be earned for each associate is then compared to that associate's commission advance receivable balance. An allowance for unrecoverable commission advance receivables is recorded when expected future commissions to be earned on active Memberships (aggregated on an associate-by-associate basis) are less than the commission advance receivable balance. Adjustments to the reserve are immediately recorded in income. If an associate with an outstanding commission advance receivable has no active Memberships, the advance is written off. Refer to "Measures of Member Retention - Expected Economic Life" for a description of the method used by the Company to estimate future commission earnings.

     Further, the Company's analysis of the recoverability of advance commission receivables is also based on the assumption that the associate does not write any new Memberships. The Company believes that this assessment methodology is highly conservative since its actual experience is that many associates do continue to sell new Memberships and the Company, through its chargeback rights, gains an additional source to recover advance commission receivables.

     Operating Ratios
     Three principal operating measures monitored by the Company in addition to measures of Membership retention are the Membership benefit ratio, commission ratio and the general and administrative expense ratio. The Membership benefits ratio, the Commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. The Company strives to maintain these ratios as low as possible. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

     Cash Flow Considerations Relating to Sales of Memberships
     The Company generally advances significant commissions at the time a Membership is sold. Since approximately 94% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly Membership fees are remitted and no additional commissions are paid on the Membership until all previous commission advance receivables have been fully recovered. Since the cash advanced at the time of sale of a new Membership may be recovered over a multi-year period, cash flow from operations may be adversely affected depending on the number of new Memberships written in relation to the existing active base of Memberships and the composition of new or existing sales associates producing such Memberships.

     Income Tax Matters-Net Operating Losses
     The Company has NOLs in the amount of $2.8 million representing the remaining NOLs of TPN. The Company's wholly owned subsidiary UFL has an alternative minimum tax ("AMT") credit carryforward of $464,000 that does not expire. A valuation allowance has been established for these carryforwards as the Company does not believe it is more likely than not that the tax benefits of these carryforwards and credits will be realized prior to expiration due in part to utilization restrictions imposed by Section 382 as discussed below.

     The ability of the Company to utilize NOLs and tax credit carryforwards to reduce future federal income taxes of the Company is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). One such limitation is contained in Section 382 of the Code which imposes an annual limitation on the amount of a corporation's taxable income that can be offset by those carryforwards in the event of a substantial change in ownership as defined in Section 382 ("Ownership Change"). In general, an Ownership Change occurs if during a specified three-year period there are capital stock transactions that result in an aggregate change of more than 50% in the beneficial ownership of the stock of the Company. However, the Company does not have control over all possible variables which can affect the Ownership Change calculation and, accordingly, it is possible that an Ownership Change could occur in the future. The effect of any such Ownership Change on the Company's financial condition or results of operations cannot be determined because it is dependent upon unknown future facts and circumstances at the time of any such change, including, among others, the amount of any Company's NOLs, the fair market value of the Company's stock and the Company's other tax attributes. The acquisition of TPN by the Company constituted an Ownership Change of TPN. As a result, the ability of the Company to utilize TPN's remaining $2.8 million in NOLs is limited to approximately $954,000 per year. Although the Company did not utilize any of the TPN NOL during 1998, it did fully utilize the available amount during 1999 and 2000. However, due to anticipated continuing growth and the expected availability of other tax benefits, the Company does not believe it is more likely than not that the tax benefits of the TPN NOL carryforward will be realized. The TPN NOL expires in years 2015 through 2018.

     Associate Services
     The Company derives revenues from services provided to its marketing sales force from an enrollment fee of approximately $65 from each new sales associate for which the Company provides initial sales and marketing supplies and enrollment services to the associate. In January 1997, the Company implemented a training program ("Fast Start") that allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this program pay a fee of $184. The fee covers the additional training and materials used in the training program and are recognized in income upon completion of the training. The Company enrolled 97,617 new sales associates during 2000 compared to 92,644 during 1999 and 75,737 during 1998, resulting in significant increases in associate services revenues and costs. Associate services also includes revenue recognized on the sale of marketing supplies and promotional material to associates. The Company's costs of providing materials and services to associates are reflected as costs of associate services and direct marketing. Amounts collected from sales associates are intended primarily to offset the Company's costs incurred in recruiting, training, monitoring and providing materials to sales associates and are not intended to generate profits from such activities.

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

     Product costs consist primarily of the actual cost paid to acquire such goods and services. Costs to purchase products and deliver services are included in Product costs.

     Product marketing activities have declined significantly over the last several years and represents less than 1% of total revenues in 2000. The Company expects future product sales and costs will be immaterial.

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

     As of December 31, 2000, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                                        Estimated
                                                                                                        fair value
                                                                                                          after
                                                                                     Hypothetical      hypothetical
                                                                                  change in interest    change in
                                                                  Fair value at          rate            interest
                                                                   December 31,   (bp = basis points)      rate
                                                                  -------------   -------------------  ------------
                                                                               (Dollars in thousands)

Fixed-maturity investments at December 31, 2000 (1)................ $  25,480     100 bp increase        $  24,635
                                                                                  200 bp increase           23,773
                                                                                  50 bp decrease            25,882
                                                                                  100 bp decrease           26,261

Fixed-maturity investments at December 31, 1999 (1)................ $  22,870     100 bp increase        $  21,528
                                                                                  200 bp increase           20,573
                                                                                  50 bp decrease            23,084
                                                                                  100 bp decrease           23,624
--------------------

(1) Excluding short-term investments with a fair value of $3.9 million and $3.3 million at December 31, 2000 and 1999, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2000 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $1.7 million at that date. At December 31, 1999, and based on the fair value of fixed-maturity investments of $22.9 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.3 million at that date. The Company's decreased sensitivity to rising interest rates is due to the 25% reduction of investments with maturities over ten years. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Accounting Standard to be Adopted
     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge fund accounting for foreign currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133, as amended, applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The
Company adopted SFAS 133, as amended, on January 1, 2001 as required. The Company did not hold any derivative instruments at January 1, 2001 and there was no effect on the consolidated financial statements upon the adoption of SFAS 133.

     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This staff bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. The Company implemented SAB 101 in the fourth quarter of 2000. Refer to Note 1 to the consolidated financial statements for a discussion of the effect on the consolidated financial statements.


Measures of Member Retention

     One of the major factors affecting the Company's profitability and cash flow is the ability of the Company to retain a Membership, and therefore continue to receive fees, once it has been written. The Company monitors its overall Membership persistency rate, as well as the persistency rates with respect to Memberships sold by individual associates and agents and persistency rates with respect to Membership sales by year of issue, geographic region and payment method. The Company has historically disclosed its Membership persistency data as described below under "Membership Persistency". Certain other measures of Membership retention are described below together with an explanation of their potential use and limitations.

     Membership Persistency
     The Company's Membership Persistency rate measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus (ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2000, the Company's annual Membership Persistency rates, using the foregoing method, have averaged approximately 74.5%. The annual Membership Persistency rates were 71.1%, 73.4% and 73.8% for 2000, 1999 and 1998, respectively. The Company's overall Membership Persistency rate varies based on, among other factors, the relative age of total Memberships in force. The Company's overall Membership Persistency rate could become lower when the Memberships in force include a higher proportion of newer Memberships. During the last three years, the Company has experienced significant increases in new Membership sales and, as a result, the percentage of newer Memberships in its total Memberships in force has increased. Unless offset by other factors, this increase could result in a decline in the Company's overall Membership Persistency rate as determined by the formula described above, but does not necessarily indicate that the new Memberships written are less persistent, only that the ratio of new Memberships to total Memberships is higher than it averaged during the 1981 through 2000 period. The Company's financial condition and results of operations may be materially adversely affected if the persistency rates of existing and new Memberships become materially lower than the Company's historical experience.

     Expected Economic Life
     Since the Company's Membership Persistency, as defined above, is influenced by the relative age of total Memberships in force, it will be influenced by changes in new member enrollment rates. There are other measures of retention that are independent of these variations in past enrollment rates. One such measure is the Expected Economic Life of a new member. This is the average number of years that a new member is expected to continue to renew, computed based on observed historical data. The following chart sets forth as of December 31, 2000 the Company's overall membership retention rates under the expected economic life method based on our actual experience over the last 20 years: (For example, 53.37% of members were still paying 1-year after those members purchased a membership. Of those 53.37% who were still paying 1-year after purchasing a membership, 69.27% were still paying 2-years after purchasing a membership. Thus, 2-years after purchasing a membership, 36.97% (53.37% * 69.27%) remain as paying members, etc.)

                Membership Retention
               Yearly      End of Year     Average
   Year       Retention      Members       Members
   ----       ---------      -------       -------
     0        100.00%         100.00
     1         53.37%          53.37         76.69
     2         69.27%          36.97         45.17
     3         77.52%          28.66         32.82
     4         82.34%          23.60         26.13
     5         84.96%          20.05         21.83
     6         86.68%          17.38         18.72
     7         88.32%          15.35         16.37
     8         89.51%          13.74         14.55
     9         90.54%          12.44         13.09
    10         91.32%          11.36         11.90
    11         91.90%          10.44         10.90
    12         92.72%           9.68         10.06
    13         93.18%           9.02          9.35
    14         93.24%           8.41          8.72
    15         93.10%           7.83          8.12
    16         92.46%           7.24          7.54
    17         93.37%           6.76          7.00
    18         93.49%           6.32          6.54
    19         95.41%           6.03          6.18
    20         95.19%           5.74          5.89

     Using these data, the Expected Economic Life of a new member is computed to be 3.57 years. Note that this number is based on more than 20 years of historical Membership retention data, unlike Membership Persistency which is computed from and determined by the most recent one year period only. The Expected Economic Life of a new member may be useful for estimating the expected future stream of revenues from a large pool of new members. This membership retention data is used by the Company to estimate recoverability of commission advance receivables provided to associates. The fact that the Expected Economic Life of a new member is greater than the maximum commission advance of 3.0 years is important to ensure the collectibility of commission advance receivables.

     Average Member Life
     A third measure of persistency, commonly used by actuaries for comparing the longevity of renewable membership services, such as subscriptions, life insurance services, etc. is the Average Member Life. It is based on a model that assumes that a fixed number of new members have been historically enrolled in each previous year, so that the distribution of actual lifetimes of the members in force mirrors the membership retention rates described above.

        Expected Lifetime Value
                           Years Paid
                                X
               Average       Average
   Year        Members       Members
   ----        -------       -------
     0
     1           76.69         76.69
     2           45.17         90.34
     3           32.82         98.45
     4           26.13        104.52
     5           21.83        109.13
     6           18.72        112.29
     7           16.37        114.56
     8           14.55        116.36
     9           13.09        117.81
    10           11.90        119.00
    11           10.90        119.90
    12           10.06        120.72
    13            9.35        121.55
    14            8.72        122.01
    15            8.12        121.80
    16            7.54        120.56
    17            7.00        119.00
    18            6.54        117.72
    19            6.18        117.33
    20            5.89        117.70
  Totals    -------------   ---------
                357.52 A    2,257.42 B
                                             -----------------------
 Expected Membership lifetime value (B / A)  6.31 years of revenue
                                             -----------------------

     Using this data, if a fixed number of members had been enrolled in each of the past twenty years, the current Average Member Life of active members would be 6.3 years. Note that this is a model distribution for comparison purposes only. Since Membership enrollment rates have grown significantly over the years, the Company's actual Membership population is weighted more heavily by recent new enrollments, hence the average age of the current Membership population will be lower than this number. It should be noted that the Average Member Life may be useful for comparison for the Company's member longevity versus other services, since it is not affected by historical new enrollment rates or rates of growth, which may vary between services being compared. It is not directly useful for nor is it used by the Company in any way to assess risks and required reserves for uncollectible commission advance receivables, or any other financial factor.

     Expected Remaining Economic Life
     Since the Company's experience is that the retention rate of a given generation of new members improves with time since first enrollment, the Expected Remaining Economic Life of a member also increases with time since first enrollment. For example, while the Expected Economic Life of a new member just enrolled is 3.57 years, the Expected Remaining Economic Life of a member that has already renewed for one year is about 5.2 years. Since the actual population of members in force at year end is a distribution of ages from zero to over 20 years, the Expected Remaining Economic Life of the entire population at large exceeds 3.57 years per member. As of December 31, 2000, based on the historical data described above, the current Expected Remaining Economic Life of the actual population is approximately 6.52 years

Results of Operations

     Comparison of 2000 to 1999
     The Company reported net income applicable to common shares of $43.6 million, or $1.92 per diluted common share, for 2000 after a current year after-tax charge of $4.1 million relating to the cumulative effect on prior years of changing the accounting for Membership commission advance receivables as discussed in Note 3 to the Consolidated Financial Statements. The net income per diluted share was up 12% from net income applicable to common shares of $38.9 million, or $1.67 per diluted common share, for 1999. The increase in the net income applicable to common shares for 2000 is primarily the result of increases in Membership fees for 2000 as compared to 1999.

     Membership fees totaled $210.4 million during 2000 compared to $157.2 million for 1999, an increase of 34%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 28% during 2000 to 670,118 from 525,352 during 1999. At December 31, 2000, there were 1,064,805 active Memberships in force compared to 827,979 at December 31, 1999, an increase of 29%. Additionally, the average annual fee per Membership has increased from $238 for all Memberships in force at December 31, 1999 to $244 for all Memberships in force at December 31, 2000, a 3% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owners' Legal Solutions plan.

     Product sales declined 83% during 2000 to $1.0 million from $5.9 million in 1999 primarily due to the concentration on Membership sales as opposed to the sale of goods and services following the TPN acquisition. Product sales are expected to be immaterial in 2001 and future periods as the Company no longer encourages product sales.

     Associate services revenue increased 33% from $22.8 million for 1999 to $30.4 million during 2000 as a result of more new associates recruited and as a result of Fast Start which resulted in the Company receiving training fees of approximately $16.8 million during 2000 compared to $12.6 million during 1999. The field training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit three new sales associates or personally sell five Memberships within 60 days of becoming an associate. The $16.8 million and $12.6 million for 2000 and 1999, respectively, in training fees was comprised of $184 from each of approximately 91,432 new sales associates who elected to participate in Fast Start in 2000 compared to 68,535 that paid the $184 during 1999. New associates electing to participate in Fast Start increased to 94% of new associates during 2000 from 74% for 1999. Total new associates enrolled during 2000 were 97,617 compared to 92,644 for 1999, an increase of 5%. While the number of new associates increased during 2000, the number of new Memberships sold, at least partially as a result of the Fast Start program, increased even more significantly. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other income decreased 16 % from $6.9 million to $5.8 million primarily due the implementation of SAB 101 which reduced enrollment fees recognized during the fourth quarter of 2000 by $1.4 million.

     Primarily as a result of the increase in Membership fees, total revenues increased to $247.7 million for 2000 from $192.9 million during 1999, an increase of 28%.

     Membership benefits totaled $70.5 million for 2000 compared to $51.8 million for 1999, and represented 33.5% and 33.0% of Membership fees for 2000 and 1999, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near 35% as substantially all active Memberships provide for a capitated benefit.

     Product costs declined more than $3.4 million, or 84%, during 2000 to $675,00 from $4.2 million for 1999 in conjunction with the 83% decline in product sales. Product costs as a percentage of product sales were 66% for 2000 compared to 71% during 1999. Product costs are expected to be immaterial in 2001 and future periods as the Company no longer encourages product sales.

     Commission expense was $51.9 million for 2000 compared to $36.9 million for 1999, and represented 24.7% and 23.4% of Membership fees for such years. Commission expense, as a percentage of Membership fees, should remain at or near 25% of Membership fees based on the existing commission structure.

     General and administrative expenses during 2000 and 1999 were $23.4 million and $21.4 million, respectively, and represented 11.1% and 13.6% of Membership fees for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of Membership fees as a result of certain economies of scale.

     Associate services and direct marketing expenses increased to $23.0 million for 2000 from $16.0 million for 1999 primarily as a result of Fast Start training bonuses paid of approximately $8.9 million during 2000 compared to $7.5 million in 1999. Additional costs of supplies due to increased enrollment of new associates, purchases by associates and higher staffing requirements for associate related service departments also contributed to the increase. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

     Other expenses increased 24% from $1.2 million to $1.4 million for 2000 primarily due to $1.7 million litigation settlements during the 4th quarter of 2000 offset by an increase in Membership lapse fee and interest income for 2000 of 41% to $4.8 million from $3.4 million for 1999. Membership lapse fees increased primarily as a result of increased commission advance receivables, which, under certain circumstances, incur a fee. Fee income on commission advance receivables was $1.8 million in 2000 and $1.0 million in 1999. At December 31, 2000 the Company reported $41.3 million in cash and investments (after utilizing more than $17.3 million to repurchase approximately 520,000 shares of its common stock) compared to $37.4 million at December 31, 1999. Depreciation and amortization decreased from $3.1 million for 1999 to $2.8 million for 2000. This decrease was primarily due to increased amortization of production costs of $425,000 during the 1999 period.

     The provision for income taxes increased during 2000 to $23.3 million compared to $21.0 million for 1999, representing 32.8% and 35.0% of income before income taxes for 2000 and 1999, respectively.

     Dividends paid on outstanding preferred stock decreased to $4,000 for 2000 from $9,700 during 1999. During the second quarter of 2000, all shares of preferred stock were converted into shares of common stock or repurchased by the Company.

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

     Membership fees totaled $157.2 million during 1999 compared to $110.0 million for 1998, an increase of 43%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 34% during 1999 to 525,352 from 391,827 during 1998. At December 31, 1999, there were 827,979 active Memberships in force compared to 603,017 at December 31, 1998, an increase of 37%. Additionally, the average annual fee per Membership has increased from $229 for all Memberships in force at December 31, 1998 to $238 for all Memberships in force at December 31, 1999, a 4% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owners' Legal Solutions plan.

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

     Associate services revenue increased 32% from $17.3 million for 1998 to $22.8 million during 1999 as a result of more new associates recruited and as a result of Fast Start which resulted in the Company receiving training fees of approximately $12.6 million during 1999 compared to $9.3 million during 1998. The field training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit three new sales associates or personally sell five Memberships within 60 days of becoming an associate. The $12.6 million and $9.3 million for 1999 and 1998, respectively, in training fees was comprised of $184 from each of approximately 68,535 new sales associates who elected to participate in Fast Start in 1999 compared to 50,622 that paid the $184 during 1998. New associates electing to participate in Fast Start increased to 74% of new associates during 1999 from 67% for 1998. Total new associates enrolled during 1999 were 92,644 compared to 75,737 for 1998, an increase of 22%. While the number of new associates increased during 1999, the number of new Memberships sold, at least partially as a result of the Fast Start program, increased even more significantly. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other income increased $4.0 million, or 139 %, from $2.9 million for 1998 to $6.9 million for 1999 primarily due to the inclusion of income from UFL during 1999 (See Prior Year Acquisitions above) of $2.4 million and an increase in enrollment fees from $2.7 million for 1998 to $3.5 million for 2000.

     Primarily as a result of the increase in Membership fees, total revenues increased to $192.9 million for 1999 from $157.9 million during 1998, an increase of 22%.

     Membership benefits totaled $51.8 million for 1999 compared to $36.1 million for 1998, and represented 33% of Membership fees for both 1999 and 1998. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near 35% as the portion of active Memberships that provide for a capitated benefit continues to increase.

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

     Commission expense was $36.9 million for 1999 compared to $24.0 million for 1998, and represented 23.4% and 21.8% of Membership fees for such years. Commission expense, as a percentage of Membership fees, should remain at or near 25% of Membership fees in future years based on the existing commission structure.

     General and administrative expenses during 1999 and 1998 were $19.4 million and $21.9 million, respectively, and represented 12.3% and 19.9% of Membership fees for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of total revenues as a result of certain economies of scale and the integration of TPN and UFL operations.

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

     Other expenses decreased 29% from $1.6 million to $1.2 million for 1999 primarily due to an increase in Membership lapse fees and interest income for 1999 of $865,000 to $3.4 million from $2.6 million for 1998. Membership lapse fees increased primarily as a result of increased commission advance receivables, which, under certain circumstances, incur a fee. Fee income on commission advance receivables was $1.0 million in 1999 and $500,000 in 1998. At December 31, 1999 the Company reported $37.4 million in cash and investments (after utilizing more than $29.4 million to repurchase approximately 1.2 million shares of its common stock) compared to $50.1 million at December 31, 1998. Depreciation and amortization increased from $2.9 million for 1998 to $3.1 million for 1999. This increase was primarily due in part to increased amortization of production costs by $425,000.

     The Company's Membership benefit ratio, commission expense ratio, product cost ratio and the general and administrative expense ratio do not measure total profitability because they do not take into account all revenues and expenses.

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

Liquidity and Capital Resources

     General
     Consolidated net cash provided by operating activities was $22.0 million, $17.6 million and $10.9 million for 2000, 1999, and 1998, respectively. Cash provided by operating activities increased $4.4 million during 2000 compared to 1999 primarily due to the $4.7 million increase in net income.

     Net cash used in investing activities was $6.9 million in 2000 as compared to net cash provided by investing activities of $10.6 million for 1999 and net cash used in investing activities of $31.4 million for 1998. Due to the 1998 UFL acquisition and the resulting requirement for $20.7 million as cash consideration to Pioneer, the Company liquidated a substantial portion of its investments classified as held-to-maturity. Although the Company previously had demonstrated its intent and capability to hold such investments until their scheduled maturities, the conversion of such investments to cash as part of the UFL transaction prior to their scheduled maturities resulted in all remaining investments of the Company, including the $25 million investment portfolio of UFL, being classified as available-for-sale investments. In addition to capital expenditures of $5.6 million during 2000, the Company liquidated a portion of its available-for-sale investments in order to reacquire shares of the Company's common stock.

     Net cash used in financing activities was $13.7 million in 2000 as compared to $26.7 million in 1999 and net cash provided by financing activities of $1.4 million for 1998. This $13.0 million change during 2000 was mainly comprised of the decrease of $12.1 million in cash used to reacquire treasury stock as compared to 1999.

     The Company had a consolidated working capital surplus of $26.3 million at December 31, 2000 compared to $23.3 million at December 31, 1999. The $3.0 million increase in working capital during 2000 was primarily the result of an increase in the current portion of commission advance receivables of $12.7 million and a $1.9 million increase in Membership income receivable offset by an increase in deferred product sales revenue, Membership and associate fees of $12.2 million.

     The Company generally advances its associates significant commissions at the time a Membership is sold. During 2000, the Company advanced commissions of $97.5 million on new Membership sales compared to $74.8 million for 1999. Since approximately 94% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly Membership fees are remitted and commissions earned are retained to recover previous commission advance receivables. Commission advance receivables were subsequently reduced by earned commissions payable to associates of $48.3 million and $36.8 million for 2000 and 1999, respectively. The Company has recorded an allowance of $11.1 million to provide for estimated uncollectible commission advance receivables which includes an increase in the allowance of $6.6 million during 2000 and $550,000 during 1999.

     The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 2,000,000 shares during subsequent board meetings. At December 31, 2000, the Company had repurchased 1,748,209 shares under these authorizations for a total consideration of $48.3 million, an average price of $27.60 per share. The Board, at its January 16, 2001 meeting, authorized additional 250,000 shares to be repurchased. Stock repurchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the repurchase program. Unless the growth in the number of new Memberships written increases to the extent of consuming substantially all of the Company's cash flow from operations, it expects to continue to fund its stock repurchase program from its working capital.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at December 31, 2000 of $41.3 million. The Company expects to maintain cash and cash equivalent balances on an on-going basis of approximately $30 million to $40 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as stock repurchases. The Company continues to consider incurring indebtedness in order to continue or increase the rate of stock repurchases, including financing its new corporate headquarters in order to allow cash flow from operations to continue to be used to repurchase stock.

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states which regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, UFL and PPLSIF. The ability of PPLCI, UFL and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI, UFL and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI and UFL will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million for PPLCI. Additional capital requirements of PPLCI, UFL or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At December 31, 2000, neither PPLCI, UFL nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the respective insurance commissioners.

Forward-Looking Statements

     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, discussions with the staff of the SEC, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of December 31, 2000 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

Risk Factors

     There are a number of risk factors which could affect our financial condition or results of operations.

     Our future results may be adversely affected if membership persistency or renewal rates are lower than our historical experience.
     The Company has over 20 years of actual historical experience to measure the expected retention of new members. These retention rates could be adversely effected by the quality of services delivered by provider law firms, the existence of competitive products or services, the Company's ability to provide administrative services to members or other factors. If the Company's membership persistency or renewal rates are less than the Company has historically experienced, the Company's cash flow, earnings and growth rates could be adversely affected.

     The Company may not be able to grow memberships and earnings at the same rate as it has historically experienced.
     The Company's year end active memberships have increased 28.6%, 37.3% and 41.8% in the years ended December 31, 2000, 1999 and 1998, respectively. Net income applicable to common stockholders for the same three years have increased 12.0%, 29.0% and 72.5%, respectively. The Company's ability to grow memberships and earnings is substantially dependent upon its ability to expand or enhance the productivity of its sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that the Company will be able to achieve increases in membership and earnings growth comparable to its historical growth rates.

     The Company is dependent upon the continued active participation of its principal executive officer.
     The success of the Company depends substantially on the continued active participation of its principal executive officer, Harland C. Stonecipher. Although the Company's management includes other individuals with significant experience in the business of the Company, the loss of the services of Mr. Stonecipher could have a material adverse effect on the Company's financial condition and results of operations.

     There is litigation pending with respect to certain of our accounting practices that may have a material adverse effect on the Company if adversely determined.
     There are numerous putative class actions pending against the Company in the United Stated District Court for the Western District of Oklahoma primarily alleging violations of the federal securities laws in connection with the Company's accounting policy with respect to commission advance receivables. If the class actions are resolved adversely to the Company, it could have a material adverse effect on the Company's financial condition and common stock price. See "Item 3. Legal Proceedings".

     There are SEC inquiries pending with respect to certain of our accounting practices that may have a material adverse effect on the Company if adversely determined.
     Both the staff of the Division of Enforcement and the staff of the Division of Corporation Finance of the Securities and Exchange Commission have made inquiries of the Company relating primarily to the Company's accounting policies for commission advance receivables from sales associates. See "Legal Proceedings". The Company continues to discuss these inquiries and issues with the SEC. While the Company believes that its accounting policies conform to generally accepted accounting principles in all material respects, there can be no assurance that the SEC will agree with the Company's position. The Company's change in accounting principle for evaluating recoverability of commission advance receivables from terminated associates has not been reviewed by the staff of the SEC and there is no assurance that they will concur with this change. If the SEC's inquiries are resolved adversely to the Company, it could have a material adverse affect on the Company's financial condition and stock price.

     The Company is in a regulated industry and regulations could have an adverse effect on the Company's ability to conduct its business.
     The Company is regulated by or required to file with or obtain approval of State Insurance Departments, State Bar Associations and State Attorney General's Offices, depending on individual state positions regarding regulatory responsibility for prepaid legal expense plans. Regulation of the Company's activities is inconsistent among the various states in which the Company does business with some states regulating legal expense plans as insurance or specialized legal expense products and others regulating such plans as services. Such disparate regulation requires the Company to structure its memberships and operations differently in certain states in accordance with the applicable laws and regulations. The Company's multi-level marketing strategy is also subject to U.S. federal, Canadian provincial and U.S. state regulation under laws relating to consumer protection, pyramid sales, business opportunity, lotteries and multi-level marketing. Changes in the regulatory environment for the Company's business could increase the compliance costs the Company incurs in order to conduct its business or limit the jurisdictions in which the Company is able to conduct business.

     The business in which the Company operates is competitive.
     There are number of existing and potential competitors that have the ability to offer competing products that could adversely effect the Company's ability to grow. In addition, the Company may face competition from a growing number of Internet based legal sites which the potential to offer legal and related services at competitive prices. Increased competition could have a material adverse effect on the Company's financial condition and results of operations. See "Description of Business - Competition".

     The Company is dependent upon the success of its marketing force.
     The Company's principal method of product distribution is through multi-level marketing. The success of a multi-level marketing force is highly dependent upon the Company's ability to offer a commission and organizational structure and sales training and incentive program that enable sales associates to recruit and develop other sales associates to create a "downline". There are a number of other products and services that use multi-level marketing as a distribution method and the Company must compete with these organizations to recruit, maintain and grow its multi-level marketing force. In order to do so, the Company may be required to increase its marketing costs through increases in commissions, sales incentives or other features, all of which could adversely affect the Company's future earnings. In addition, the level of confidence of the sales associates in the Company's ability to perform is an important factor in maintaining and growing a multi-level marketing force. Adverse financial developments concerning the Company, including negative publicity or common stock price declines, could adversely affect the ability of the Company to maintain the confidence of its sales force.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------------

                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


Independent Auditors' Report

Consolidated Financial Statements
---------------------------------
Consolidated Balance Sheets - December 31, 2000 and 1999
Consolidated Statements of Income - For the years  ended December 31, 2000, 1999 and 1998
Consolidated Statements of Comprehensive Income - For  the  years ended December
  31, 2000, 1999 and 1998
Consolidated  Statements  of Cash Flows - For the years ended December 31, 2000,
 1999 and 1998
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule
-----------------------------------------
Schedule II. Consolidated Valuation and Qualifying Accounts - For the years ended December 31, 2000, 1999 and 1998
(All other schedules have been omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereon.)


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Pre-Paid Legal Services, Inc.:

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8 herein. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for Membership commission advance receivables in 2000.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Tulsa, Oklahoma
April 20, 2001



                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS
                                                                                                                   December 31,
                                                                                                          --------------------------
                                                                                                              2000          1999
                                                                                                         ------------   ------------
 Current assets:

   Cash and cash equivalents............................................................................  $   11,570     $   10,191
   Available-for-sale investments, at fair value........................................................       2,448          2,252
   Membership income receivable.........................................................................       6,780          4,883
   Inventories..........................................................................................       1,542          1,442
   Amount due from coinsurer............................................................................      12,242         12,483
   Membership commission advance receivables - current portion..........................................      45,594         32,885
                                                                                                         ------------   ------------
       Total current assets.............................................................................      80,176         64,136
 Available-for-sale investments, at fair value..........................................................      21,207         19,628
 Investments pledged............................................................................. ......       6,105          5,288
 Membership commission advance receivables, net.........................................................     110,544         87,828
 Property and equipment, net............................................................................      11,200          8,361
 Deferred member and associate service costs...................................................... .....       8,494              -
 Other assets...................................................................................... ....       9,562          8,534
                                                                                                         ------------   ------------
       Total assets.....................................................................................  $  247,288     $  193,775
                                                                                                         ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Membership benefits..................................................................................  $    6,831     $    5,252
   Deferred product sales revenue, Membership revenue and fees and associate fees.......................      12,532            356
   Accident and health reserves.........................................................................      12,242         12,483
   Life insurance reserves............................................................... ..............         976            967
   Deferred income taxes - current portion..............................................................      13,951         10,664
   Current portion of capital lease obligation..........................................................         223            348
   Accounts payable and accrued expenses................................................................       7,096         10,768
                                                                                                         ------------   ------------
       Total current liabilities........................................................................      53,851         40,838
 Deferred income taxes, net of current portion..........................................................      39,065         30,535
 Life insurance reserves................................................................................       7,656          7,733
 Capital lease obligation, net of current portion.......................................................           -            205
                                                                                                         ------------   ------------
       Total liabilities................................................................................     100,572         79,311
                                                                                                         ------------   ------------
 Stockholders' equity:
   $3.00 cumulative preferred stock, $1 par value; 3 shares authorized, issued and outstanding at
        December 31, 1999...............................................................................           -              3
   1.00 non-cumulative special preferred stock, $1 par value:  18 shares authorized, issued and
        outstanding at December 31, 1999................................................................           -             18
   Common stock, $.01 par value; 100,000 shares authorized; 24,740 and 24,507 issued
     at December 31, 2000 and 1999, respectively........................................................         247            245
   Capital in excess of par value.......................................................................      64,958         59,822
   Retained earnings....................................................................................     132,079         88,471
   Accumulated other comprehensive income (loss):
     Unrealized losses on investments...................................................................         (96)          (958)
     Unrealized loss from foreign currency translation..................................................         (12)             -
   Treasury stock, at cost; 2,480 and 1,960 shares held at December 31, 2000 and 1999, respectively.....     (50,460)       (33,137)
                                                                                                         ------------   ------------
     Total stockholders' equity.........................................................................     146,716        114,464
                                                                                                         ------------   ------------
       Total liabilities and stockholders' equity.......................................................  $  247,288     $  193,775
                                                                                                         ============   ============


The accompanying notes are an integral part of these financial statements.





                           PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)

                                                                                     Year Ended December 31,
                                                                             ---------------------------------------
                                                                                2000          1999          1998
                                                                             -----------   -----------   -----------

Revenues:
  Membership fees...........................................................  $ 210,442     $ 157,217     $ 110,003
  Associate services........................................................     30,372        22,816        17,255
  Product sales.............................................................      1,016         5,888        27,779
  Other.....................................................................      5,822         6,939         2,901
                                                                             -----------   -----------   -----------
                                                                                247,652       192,860       157,938
                                                                             -----------   -----------   -----------
Costs and expenses:
  Membership benefits.......................................................     70,513        51,833        36,103
  Commissions...............................................................     51,900        36,862        24,011
  Provision for estimated uncollectible Membership
    commission advance receivables..........................................      4,734           550           250
  Associate services and direct marketing...................................     23,029        16,038        14,738
  General and administrative................................................     23,412        21,360        21,902
  Product costs.............................................................        675         4,174        17,967
  Life Insurance benefits...................................................        940           959             -
  Other, net................................................................      1,449         1,157         1,635
                                                                             -----------   -----------   -----------
                                                                                176,652       132,933       116,606
                                                                             -----------   -----------   -----------

Income before income taxes..................................................     71,000        59,927        41,332
Provision for income taxes..................................................     23,279        20,974        11,122
                                                                             -----------    ----------   -----------
Income before cumulative effect of change in accounting principle...........     47,721        38,953        30,210
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables.................................     (4,109)            -             -
                                                                             -----------   -----------   -----------
Net income..................................................................     43,612        38,953        30,210
Less dividends on preferred shares..........................................          4            10            10
                                                                             -----------   -----------   -----------
Net income applicable to common stockholders................................  $  43,608     $  38,943     $  30,200
                                                                             ===========   ===========   ===========
Basic earnings per common share before cumulative effect of change in
  method of accounting for Membership commission advance receivables........  $    2.12     $    1.69     $    1.29
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables.................................       (.18)            -             -
                                                                             -----------   -----------   -----------
Basic earnings per common share.............................................  $    1.94     $    1.69     $    1.29
                                                                             ===========   ===========   ===========

Diluted earnings per common share before cumulative effect of change in
  method of accounting for membership commission advance receivables........  $    2.10     $    1.67     $    1.26
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables.................................       (.18)            -             -
                                                                             -----------   -----------   -----------
Diluted earnings per common share...........................................  $    1.92     $    1.67     $     1.26
                                                                             ===========   ===========   ============

Pro forma amounts assuming the new method of accounting for Membership commission advance receivables is applied retroactively:
Net income..................................................................  $  47,721     $  37,255     $  28,804
  Basic earnings per common share...........................................  $    2.12     $    1.61     $    1.23
  Diluted earnings per common share.........................................  $    2.10     $    1.59     $    1.20

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)


                                                                                      Year Ended December 31,
                                                                             ---------------------------------------
                                                                                2000          1999          1998
                                                                             -----------   -----------   -----------

Net income..................................................................  $  43,612     $  38,953     $  30,210

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment...................................        (12)           -             -
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period,................        893         (580)          (66)
      Less: reclassification adjustment for (gains) losses included
      in net income.........................................................        (31)        (354)           42
                                                                             -----------   ----------    ----------
Other comprehensive income (loss), net of income taxes
  of $464, $503 and $13 in 2000, 1999 and 1998, respectively................        850         (934)          (24)
                                                                             -----------   ----------    ----------
Comprehensive income........................................................  $  44,462     $  38,019     $  30,186
                                                                             ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                                      Year Ended December 31,
                                                                             ---------------------------------------
                                                                                2000          1999          1998
                                                                             -----------   -----------   -----------
Cash flows from operating activities:
Net income..................................................................  $  43,612     $  38,953     $  30,210
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Cumulative effect on prior years of change in method of accounting
    for Membership commission advance receivables...........................      4,109             -             -
  Provision for deferred income taxes......................................      13,566        14,568        11,122
  Provision for uncollectible Membership commission advance receivables....       4,734           550           250
  Depreciation and amortization............................................       2,792         3,076         2,944
  Tax benefit on exercise of stock options.................................       1,044         1,149           912
  Compensation expense relating to contribution of stock to ESOP...........         130            86            58
  Increase in accrued Membership income....................................      (1,897)       (1,288)       (1,196)
  (Increase) decrease in inventories.......................................        (100)        1,146          (472)
  Decrease in amount due from coinsurer....................................         241            15             -
  Increase in commission advance receivables...............................     (46,481)      (37,994)      (27,640)
  Increase in deferred member and associate service costs..................      (8,494)            -             -
  Increase in other assets.................................................      (1,028)       (1,877)         (304)
  Increase in accrued Membership benefits..................................       1,579         1,444         1,159
  Increase (decrease) in deferred revenues.................................      12,176        (3,576)         (805)
  Decrease in accident and health reserves.................................        (241)          (15)            -
  (Decrease) increase in life insurance reserves...........................         (68)           19             -
  (Decrease) increase in accounts payable and accrued expenses.............      (3,684)        1,382        (5,373)
                                                                             -----------   -----------   -----------
    Net cash provided by operating activities..............................      21,990        17,638        10,865
                                                                             -----------   -----------   -----------
Cash flows from investing activities:
  Acquisition of UFL, net of cash acquired.................................           -             -       (18,995)
  Additions to property and equipment......................................      (5,631)       (2,659)       (4,926)
  Purchases of investments - held to maturity..............................           -             -       (36,116)
  Proceeds from sales of investments - held to maturity....................           -             -        23,718
  Maturities of investments - held-to-maturity.............................           -             -         4,892
  Purchases of investments - available for sale............................      (8,501)      (11,077)            -
  Maturities and sales of investments - available for sale.................       7,235        24,372             -
                                                                             -----------   -----------   -----------
        Net cash (used in) provided by investing activities................      (6,897)       10,636       (31,427)
                                                                             -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from sale of common stock.......................................       4,110         3,348         2,216
  (Decrease) increase in capital lease obligations.........................        (330)         (593)          766
  Purchases of treasury stock..............................................     (17,323)      (29,432)       (1,528)
  Redemption of preferred stock............................................        (167)            -             -
  Dividends paid on preferred stock........................................          (4)          (10)          (10)
                                                                             -----------   -----------   -----------
        Net cash (used in) provided by financing activities................     (13,714)      (26,687)        1,444
                                                                             -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents.......................       1,379         1,587       (19,118)
Cash and cash equivalents at beginning of year.............................      10,191         8,604        27,722
                                                                             -----------   -----------   -----------
Cash and cash equivalents at end of year...................................   $  11,570     $  10,191     $   8,604
                                                                             ===========   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest...................................................   $      10     $      23     $      47
                                                                             ===========   ===========   ===========
  Income taxes paid........................................................   $   9,102     $   3,060     $       -
                                                                             ===========   ===========   ===========
  Purchases of property and equipment under capital leases.................  $        -    $        -     $   1,104
                                                                             ===========   ===========   ===========
  Assets acquired in acquisition of UFL....................................  $        -    $        -     $  44,598
                                                                             ===========   ===========   ===========
  Liabilities assumed in acquisition of UFL................................  $        -    $        -     $  23,929
                                                                             ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY
       (Amounts and shares in 000's, except dividend rates and par values)

                                                                                     Year Ended December 31,
                                                                             ---------------------------------------
                                                                                2000          1999          1998
                                                                             -----------   -----------   -----------

Preferred Stock - $1 par value, 400 shares authorized, issued and outstanding
---------------
 in one series designated as follows:

  $3.00 Cumulative Convertible Preferred Stock, authorized 5 shares; shares
  --------------------------------------------
    issued and outstanding at beginning of year (3 in 2000, 1999 and 1998).  $        3    $        3    $        3
  Shares exchanged for common stock (2 in 2000)............................          (2)            -             -
  Shares redeemed (1 in 2000)..............................................          (1)            -             -
                                                                             -----------   -----------   -----------
  Shares issued and outstanding at end of year (3 in 1999 and 1998)........           -             3             3
                                                                             -----------   -----------   -----------

Special Preferred Stock - $1 par value, 500 shares authorized; series of
-----------------------
  fixed annual dividends $1, non-cumulative, convertible, shares issued and          18            18            23
  outstanding at beginning of year (18 in 2000, 18 in 1999 and  23 in 1998)
Shares exchanged for common stock (11 in 2000 and 5 in 1998)...............         (11)            -            (5)
Shares redeemed (7 in 2000)................................................          (7)            -             -
                                                                             -----------   -----------   -----------
Shares issued and outstanding at end of year (18 in 1999 and 1998).........           -            18            18
                                                                             -----------   -----------   -----------


Common Stock - $.01 par value, shares authorized 100,000; shares issued and
------------
  outstanding at beginning of year (24,507 in 2000, 24,321 in 1999 and
   24,151 in 1998)........................................................          245           243           242
Shares issued during year:
  Conversion of Preferred Stock (30 in 2000, 2 in 1999 and 17 in 1998)....            -             -             -
  Contributed to Company's employee stock ownership plan (6 in 2000, 3
  in 1999 and 2 in 1998)..................................................            -             -             -
  Exercise of stock options and warrants (198 in 2000, 184 in 1999 and
  151 in 1998)............................................................            2             2             1
                                                                             -----------   -----------   -----------
Shares issued and outstanding at end of year (24,740 in 2000, 24,507 in 1999
  and 24,321 in 1998).....................................................          247           245           243
                                                                             -----------   -----------   -----------

Capital in Excess of Par Value
------------------------------
Balance at beginning of year..............................................       59,822        55,241        52,051
  Exercise of stock options...............................................        4,108         3,345         2,215
  Income tax benefit related to exercise of stock options.................        1,044         1,149           912
  Redemption or conversion of preferred stock.............................         (146)            1             5
  Stock contribution to employee stock ownership plan.....................          130            86            58
                                                                             -----------   -----------   -----------
Balance at end of year....................................................       64,958        59,822        55,241
                                                                             -----------   -----------   -----------

Retained Earnings
-----------------
Balance at beginning of year..............................................       88,471        49,528        19,328
Net income................................................................       43,612        38,953        30,210
Cash dividends on preferred shares........................................           (4)          (10)          (10)
                                                                             -----------   -----------   -----------
Balance at end of year....................................................      132,079        88,471        49,528
                                                                             -----------   -----------   -----------




                          PRE-PAID LEGAL SERVICES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
      (Amounts and shares in 000's, except dividend rates and par values)



Unrealized gains (losses) on available-for-sale investments (net of income
--------------------------------------------------------------------------
taxes):
-------
Balance at beginning of year..............................................   $     (958)   $      (24)   $        -
  Unrealized holding gains (losses) arising during period.................          893          (580)          (66)
  Less: reclassification adjustment for (gains) losses
    included in net income................................................          (31)         (354)           42
                                                                             -----------   -----------   -----------
Balance at end of year....................................................          (96)         (958)          (24)
                                                                             -----------   -----------   -----------
Unrealized losses from foreign currency translation:
----------------------------------------------------
Balance at beginning of year..............................................            -             -             -
  Unrealized losses arising during period.................................          (12)            -             -
                                                                             -----------   -----------   -----------
Balance at end of year....................................................          (12)            -             -


Treasury stock
--------------
Balance at beginning of year (1,960 shares in 2000, 797 in 1999 and 747 in
1998).....................................................................      (33,137)       (3,705)       (2,177)
  Shares repurchased (520 shares in 2000, 1,163 in 1999 and 50 in 1998 )..      (17,323)      (29,432)       (1,528)
                                                                             -----------   -----------   -----------
Balance at end of year (2,480 shares in 2000, 1,960 in 1999 and
  797 in 1998)............................................................      (50,460)      (33,137)       (3,705)
                                                                             -----------   -----------   -----------

Total Stockholders' Equity................................................   $  146,716    $  114,464    $  101,304
                                                                             ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Dollar amounts in tables are in thousands unless otherwise indicated)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Company") develops and markets legal service plans (referred to as "Memberships"). The Memberships sold by the Company allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by the Company to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to the Company in managing claims risk. At December 31, 2000, Memberships subject to the provider law firm arrangement comprised more than 98% of the Company's active Memberships. The remaining Memberships (less than 2%) were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 2% of Members have elected to pay their fees in advance on an annual, semi-annual or quarterly basis. The Memberships are marketed primarily in 28 states and the provinces of Ontario and British Columbia by an independent sales force referred to as "Associates".

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

     Basis of Presentation
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities. The consolidated financial statements give retroactive effect, as a result of applying the pooling of interests accounting method, to the merger with TPN, which was effective October 2, 1998. The UFL acquisition, on December 30, 1998, was accounted for by the purchase method of accounting for business combinations. (See Note 2)

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as those of PPL Agency, Inc. (See
Note 11 for additional information regarding PPL Agency, Inc.). The primary subsidiaries of the Company include Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services, Inc. of Florida ("PPLSIF") and UFL. All significant intercompany accounts and transactions have been eliminated.

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

     Commissions
     The Company has a level Membership commission schedule of approximately 25% of Membership fees. This commission schedule results in the Company incurring commission expense related to the sale of its legal expense plans on a basis consistent with the collection of the fees generated by the sale of such Memberships. The Company currently advances the equivalent of up to three years of commissions on new Membership sales. In January 1997, the Company implemented a new policy whereby associates do not receive advance commissions on the first three Memberships submitted unless the associate successfully completes a Company training program, produces three Memberships and recruits three associates within 60 days from becoming an associate.

     Effective April 2001, the Company modified its compensation plan to consolidate the lower four levels of its compensation structure into two levels. At the same time, the Company implemented a two-year advance at the lowest commission level for associates who participate in the training program. Associates who do not participate in the training program receive only earned commissions until they meet the advancement qualification requiring them to produce 50 new memberships in their organization in order to advance to the next compensation level and qualify for up to 3 years commission advance.

     Prior to February 1999, TPN distributors received commissions from the sale of personal and home care products, personal development products, communication services and satellite subscription sales. These commissions were paid to the distributor actually making the sale as well as other distributors in his organization. Commissions on goods and services were not advanced and averaged approximately 32% of the product sales price. These commissions were paid and expensed at the time of sale and were subject to recovery only in the event of returned goods or refunds.

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

     All investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to income over the contractual maturity or estimated life of the individual investment on the level yield method. Gain or loss on sale of investments is based upon the specific identification method. Income earned on the Company's investments in certain state and political subdivision debt instruments is not generally taxable for federal income tax purposes.

     Inventories
     Inventories include the cost of materials and packaging and are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method for the personal, home care and personal development inventory and the average cost method for sales and promotional materials. Cost of jewelry is determined using the retail-inventory method.

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

     Deferred Costs
     Deferred costs represent the direct incremental expenses the Company incurs in enrolling new members and new associates. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. (Refer to Note 1 - Revenue Recognition). Deferred costs are amortized to expense over the estimated life of the Memberships or the estimated average active period of associates, as applicable. At December 31, 2000 the estimated life of a Membership and the average active service periods of associates were 3.6 years and one year, respectively.

     Revenue Recognition
     Membership fees are recognized in income when due in accordance with Membership terms, which generally require the holder of the Membership to remit fees on at least a monthly basis. Approximately 94% of the Company's members remit their Membership fees on a monthly basis. The Company records Membership fees received in excess of that currently due as deferred revenue and recognize such deferred amount as income when due. However, since approximately 94% of members choose to remit their Membership payments monthly (approximately 70% by automatic bank draft and credit card), such Membership fees are both "paid" and "due" within the same monthly reporting period.

     Associate services revenue includes one-time non-refundable enrollment fees of $65 from each new sales associate and fees of $184 paid by associates participating in the Company's training program. The fee for the training program is recognized upon completion of the training. The enrollment fee is for sales and promotional materials, bonuses paid to individuals who recruit and sponsor the associates and enrollment services provided to the associate. Revenue from and costs of the sales and promotional materials (approximately $18) is recognized when the materials are delivered to the associates. The remaining $47 of revenues and related costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2000 is estimated to be one year.

     The Company charges a $10 enrollment fee to new members who are not part of an employee group. This fee is deferred and amortized to income over the estimated life of the Membership which at December 31, 2000 is 3.6 years.

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

     Commission Advance Receivables
     Commission advance receivables represent a receivable from associates for the unearned portion of commissions advanced to associates on sales of Memberships. Commissions are earned as Membership fees are earned, usually on a monthly basis. Up to fifty-percent of commission advance receivables on lapsed Memberships are recovered from sales commissions due the associate on the sale of new Memberships. The remaining commission advance receivables on lapsed Memberships are recovered from earned commissions due an associate on remaining active Memberships. If there are no new sales made by the associate, 100% of the commission advance receivable is recovered from commissions due the associate on prior sales.

     The Company charges associates a fee on commission advance receivables relating to lapsed Memberships. The fee is determined by applying the prime interest rate to the commission advance receivable balance pertaining to lapsed Memberships. The Company realizes and recognizes income only when the amount of the calculated fee is collected by withholding from cash commissions payments due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for commission advances.

     "D status" associates are those that are no longer "active" because they fail to meet the Company's established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. "D status" associates lose their right to any further commissions earned on Memberships previously sold at the time they are placed in "D status". As a result the Company is no longer required to pay commissions that would be otherwise payable to these terminated associates.

     The Company assesses, at the end of each quarter, on an associate-by-associate basis, the recoverability of each associate's commission advance receivable by estimating the associate's future commissions to be earned on active Memberships. Each active Membership is assumed to lapse in accordance with the Company's estimated future lapse rate, which is based on the Company's actual historical Membership retention experience as applied to each active Membership's year of origin. The lapse rate is based on a 20-year history of Membership retention rates, which is updated quarterly to reflect actual experience. The Company also reviews current data for any trends that would affect the historical lapse rate. The sum of all expected future commissions to be earned for each associate is then compared to that associate's commission advance receivable balance. An allowance for unrecoverable commission advance receivables is recorded for any deficiency of expected future commissions to be earned on active Memberships (aggregated on an associate-by-associate basis). Adjustments to the reserve are immediately recorded in income. If an associate with an outstanding commission advance receivable has no active Memberships , the advance receivable is written off.

     Further, the Company's analysis of the recoverability of commission advance receivables is also based on the assumption that the associate does not write any new Memberships. The Company believes that this assessment methodology is conservative since its actual experience is that many associates do continue to sell new policies and the Company, through its chargeback rights, gains an additional source to recover commission advance receivables.

     Goodwill
     Goodwill, included in Other Assets, primarily represents the excess of acquisition costs over the value assigned to the net assets acquired in the 1998 UFL business combination and is being amortized on the straight-line method over a period of ten years. The carrying amount of goodwill is reviewed for recoverability using estimated undiscounted cash flows for the business acquired over the remaining amortization periods. Goodwill amortization for 2000 and 1999 was $83,000 in both years. Since the UFL acquisition was effective December 30, 1998, no amortization expense was charged to earnings during 1998. The unamortized goodwill balance at December 31, 2000 and 1999 is $679,000 and $747,000, respectively.

     Membership Benefits Liability
     The Membership benefits liability represents per capita amounts due provider law firms on closed panel Memberships and claims reported but not paid and actuarially estimated claims incurred but not reported on open panel Memberships. The Company calculates the benefit liability costs on open panel Memberships based on completion factors that consider historical claims experience based on the dates that claims are incurred, reported to the Company and subsequently paid. Processing costs related to these claims are accrued based on an estimate of expenses to process such claims.

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

     Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records deferred tax assets related to the recognition of future tax benefits of temporary differences and net operating loss and tax credit carryforwards. To the extent that realization of such benefits is not considered more likely than not, the Company establishes a valuation allowance to reduce such assets to estimated realizable value.

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

     Stock-Based Compensation
     Compensation expense is recorded with respect to stock option grants and restricted stock awards to employees and board members using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). This method calculates compensation expense on the measurement date as the excess of the current market price of the underlying Company stock over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award. For employee and board member stock options, the Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in preparing its financial statement disclosures.

     Stock options granted to associates and other non-employees after December 15, 1995 are accounted for at fair value in accordance with SFAS 123.

     Segment Information
     The Company began applying the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in its 1999 financial statements, the first year the Company operated in more than one segment. Operating segments are defined in the statement as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. Required disclosures are presented in Note 17.

     New Accounting Standard Adopted
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS 133, as amended, applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133, as amended, on January 1, 2001 as required. The Company did not hold any derivative instruments at January 1, 2001 and there was no effect on the consolidated financial statements upon the adoption of SFAS 133.

     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This Staff Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. The Company implemented SAB 101 in the fourth quarter of 2000, and has deferred the non-refundable $10 Membership and $47 of the associate enrollment fees and the related direct incremental costs associated with services provided members and associates in return for such fees. These deferred revenues and related costs will be amortized to income over the estimated life of the Membership or the estimated average active service period of associates which at December 31, 2000 were 3.6 years and one year, respectively. The deferred revenue and cost amounts at December 31, 2000 were $8.5 million. The implementation of SAB 101 did not result in a cumulative effect type adjustment in the consolidated income statement for the year ended December 31, 2000 since direct incremental costs of providing the services related to the enrollment of members and associates were equal to or greater than the fees charged for such services. These excess direct incremental costs are recognized in income as incurred.

     Codification of Statutory Accounting Principles
     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Oklahoma will require adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company estimates that the adoption of the Codification will increase the statutory capital and surplus of its regulated subsidiaries as of January 1, 2001 by approximately $1.3 million.

     Reclassifications
     Certain prior year amounts have been reclassified to conform with current year presentation.


Note 2 - Merger and Acquisition

     Effective October 2, 1998, the Company issued 999,992 shares of its common stock in exchange for all of the outstanding common stock of TPN based on a conversion ratio of 345 shares of the Company's common stock for each share of TPN common stock. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests.

     The Company completed its acquisition of UFL on December 30, 1998. UFL, based in Duncan, Oklahoma, was a subsidiary of Pioneer Financial Services, Inc. ("Pioneer"), which is a subsidiary of the Conseco group of companies. The Company paid $20.7 million in cash to Pioneer in exchange for all of the outstanding capital stock of UFL, which had assets and liabilities at December 31, 1998 with carrying values of $43.9 million and $24.0 million, respectively, which approximated their fair values. This acquisition was accounted for by the purchase method of accounting for business combinations. The accompanying consolidated statements of income include revenues and expenses related to this operating segment of the Company subsequent to its acquisition. The transaction has not had a material effect on the Company's operating results. As a part of the transaction, Pioneer Life Insurance Company, a wholly-owned subsidiary of Pioneer, entered into a 100% coinsurance agreement with UFL assuming all of the assets and liabilities relating to Medicare supplement and health care business written by UFL. UFL retained its existing life insurance business (2000 and 1999 premiums were $1.2 million and $1.0 million, respectively) and continues to provide claims processing for the coinsured Medicare supplement and health care policies and receives full cost reimbursement for such services. During 2000 and 1999, premium income and benefits expense for this coinsurance business (each of which were fully ceded to the coinsuring party) were $31.0 million and $22.5 million, and $33.1 million and $24.1 million, respectively.


Note 3 - Change in Accounting Principle

     During 2000, the Company changed its methodology for evaluating the recoverability of its commission advance receivables from terminated or "D status" sales associates. "D status" associates are those that fail to meet the Company's established vesting requirements (i.e., associates that do not sell at least three new Memberships per quarter or do not retain a personal Membership). "D status" associates lose their right to any further commissions earned on Memberships previously sold at the time they are placed in "D status" and as a result, the Company is entitled to retain all commission earnings that would be otherwise payable to these terminated associates to recover their commission advance receivable balance. See Note 13 - Commitments and Contingencies.

     Prior to 2000, the Company "pooled" the activity of this "D status" group of former associates and accounted for the group and evaluated the collectibility of their commission advance receivables as if it were a single associate rather than on an associate by associate basis. The Company determined that it would change its methodology in 2000 such that the Company now evaluates the collectibility of "D status" commission advance receivables on an individual associate basis, as it does the commission advance receivables of its active associates. The cumulative effect of this change on prior years is reflected separately and resulted in a reduction in income (net of applicable taxes of $2.2 million) of approximately $4.1 million ($.18 per basic and diluted share). The effect of the change on fiscal 2000 resulted in a reduction of income (net of applicable income taxes of $1.6 million) of approximately $3.1 million ($.14 per basic and diluted share).

     The Company believes that an evaluation of the collectibility of commission advance receivables on an associate-by-associate basis is preferable to an evaluation on a pooled basis because it results in a more refined estimate of collectibility.

Note 4 - Investments

         A summary of the amortized cost, unrealized gains and losses and fair values of the Company's investments at December 31, 2000 and 1999 follows:


                                                                         December 31, 2000
                                                        ---------------------------------------------------
                                                         Amortized        Gross    Unrealized       Fair
Available-for-Sale                                        Cost            Gains      Losses         Value
------------------                                      -----------     ---------   ---------   -----------

U.S. Government obligations........................      $  13,203       $   138     $  (227)    $  13,114
Corporate obligations..............................          9,291            50        (121)        9,220
Equity securities..................................            417            12           -           429
Obligations of state and political subdivisions....          3,146            26         (26)        3,146
Certificates of deposit............................          3,851             -           -         3,851
                                                        -----------     ---------   ---------   -----------
Total..............................................      $  29,908       $   226     $  (374)    $  29,760
                                                        ===========     =========   =========   ===========

                                                                         December 31, 1999
                                                        ---------------------------------------------------
                                                         Amortized        Gross    Unrealized       Fair
Available-for-Sale                                          Cost          Gains      Losses         Value
------------------                                      -----------     ---------  ----------    ----------

U.S. Government obligations........................      $  18,752       $     -    $ (1,532)    $  17,220
Corporate obligations..............................          3,930             -        (354)        3,576
Equity securities..................................            417           588           -         1,005
Obligations of state and political subdivisions....          2,402             -        (176)        2,226
Certificates of deposit............................          3,141             -           -         3,141
                                                        -----------     ---------  ----------   -----------
Total..............................................      $  28,642       $   588    $ (2,062)    $  27,168
                                                        ===========     =========  ==========   ===========


     The contractual maturities of the Company's available-for-sale investments in debt securities and certificates of deposit at December 31, 2000 by maturity date follows:


                                                        Amortized
                                                          Cost       Fair Value
                                                       ----------    -----------
One year or less...................................     $   6,241     $   6,223
Two years through five years.......................         9,942         9,963
Five years through ten years.......................         6,292         6,325
More than ten years................................         7,016         6,820
                                                       -----------   -----------
Total..............................................     $  29,491     $  29,331
                                                       ===========   ===========

     The Company's investment securities are included in the accompanying consolidated balance sheets at December 31, 2000 and 1999 as follows.

                                                               December 31,
                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------
Available-for-sale investments (current)...........     $   2,448     $   2,252
Available-for-sale investments (non-current).......        21,207        19,628
Investments pledged................................         6,105         5,288
                                                       -----------   -----------
Total..............................................     $  29,760     $  27,168
                                                       ===========   ===========

     The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

                                                               December 31,
                                                       -------------------------
                                                          2000          1999
                                                       ----------   ------------
Certificates of deposit...........................      $   2,451     $   1,774
Obligation of state and political subdivisions....            130           100
U. S. Government obligations......................          3,524         3,414
                                                       -----------   -----------
Total                                                   $   6,105     $   5,288
                                                       ===========   ===========

     Sales of investments during 2000 were not significant. Proceeds from sales of investment securities available-for-sale were $18,150,000 in 1999 resulting in gross realized gains of $700,000 and gross realized losses of $155,000. Proceeds from sales of investment securities held-to-maturity were $23,718,000 in 1998, resulting in gross realized gains of $17,500 and gross realized losses of $81,500.


Note 5 - Inventories

         Inventories consist of the following:
                                                               December 31,
                                                          2000          1999
      Personal and home care, and personal
        developement inventory....................      $     198     $     618
      Jewelry inventory...........................            613           763
      Sales and promotional materials.............          1,160           873
      Less: Inventory reserve.....................           (429)         (812)
                                                       -----------   -----------
      Total                                             $   1,542     $   1,442
                                                       ===========   ===========



Note 6 - Commission Advance Receivables

     The Company advances its sales associates a maximum of 3 years commission when a membership is sold. However, the average commission advance paid to sales associates as a group is actually less than 3 years because some associates choose to receive less than a 3-year advance and some of the Company's specialty products pay less than a 3-year advance. Also, any residual commissions due an associate (defined as commission on an individual membership after the advance has been earned) is retained to reduce any remaining commission advance receivables prior to being paid to that sales associate. The average commission advance in 2000, 1999 and 1998 was 2.31, 2.43 and 2.50 years respectively.

     Commission advance receivable activity for years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                             2000          1999          1998
                                                                             ----          ----          ----

Beginning commission advance receivables...............................   $  125,257    $   87,263    $   59,623
Commission advances....................................................       97,500        74,800        51,400
Recovery of advanced commissions.......................................      (48,255)      (36,806)      (23,760)
Write-offs.............................................................       (7,309)            -             -
                                                                         ------------  ------------  ------------
Ending commission advance receivables..................................      167,193       125,257        87,263
Allowance for unrecoverable commission advance receivables.............      (11,055)       (4,544)       (3,994)
                                                                         ------------  ------------  ------------
Ending commission advance receivables, net.............................   $  156,138    $  120,713    $   83,269
                                                                         ============  ============  ============

     Commission advance receivables as of December 31, 2000, 1999 and 1998 are as follows:

                                                                           12/31/00      12/31/99      12/31/98
                                                                         ------------  ------------  ------------
Active sales associates................................................   $  146,649    $  107,257    $   75,757
"D status" sales associates............................................       20,544        18,000        11,506
Allowance for unrecoverable commission advance receivables.............      (11,055)       (4,544)       (3,994)
                                                                         ------------  ------------  ------------
Net commission advance receivables.....................................   $  156,138    $  120,713    $   83,269
                                                                         ============  ============  ============


     The Company examines, at the end of each quarter, on an associate-by-associate basis, the estimated recoverability of each associate's commission advance receivable by estimating the associate's future commission earnings. The future commission earnings are estimated based on each associate's active memberships at the end of the reporting period and the related future commission earnings expected to be derived from such active memberships. Each active membership is assumed to lapse in accordance with the Company's estimated future lapse rate, which is based on the Company's actual historical membership retention experience as applied to each active membership's year of origin. The data used is based on a 20-year history of membership retention rates, which is updated annually to reflect actual experience. The Company also closely reviews current data for any trends that would affect the historical data. The aggregate of all estimated future commission earnings for each associate is then compared to that associate's commission advance receivable balance.

     The allowance for uncollectible commission advance receivables is adjusted to the amount of the estimated deficiency of expected future commission earnings on active memberships of associates. Any adjustment in the reserve account is recorded in the provision for estimated uncollectible Membership commission advance receivables. Commission advance receivables that do not have any related outstanding Memberships are charged to the allowance for uncollectible advance commission receivables.


Note 7 - Property and Equipment

         Property and equipment is comprised of the following:

                                                                Estimated             December 31,
                                                               Useful Life        2000           1999
                                                               -----------    -----------     -----------

                 Equipment, furniture and fixtures..........     3-10 years    $  11,350       $  11,896
                 Computer software..........................        3 years        3,513           4,537
                 Building and improvements..................       20 years        3,265           2,835
                 Automotive.................................        3 years          338             250
                 Land.......................................                         170             110
                                                                              -----------     -----------
                                                                                  18,636          19,628
                 Accumulated depreciation...................                      (7,436)        (11,267)
                                                                              -----------     -----------
                 Property and equipment, net................                   $  11,200       $   8,361
                                                                              ===========     ===========

     The net carrying value of capitalized leased assets was $560,000 and $790,000 at December 31, 2000 and 1999, respectively.

Note 8 - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses is comprised of the following:

                                                                              December 31,
                                                                        -----------   -----------
                                                                           2000          1999
                                                                        -----------   -----------

                 Accounts payable...................................     $   2,155     $   2,816
                 Fast Start training bonuses payable................           845         2,421
                 Current income tax liability.......................           567         2,197
                 Other..............................................         3,529         3,334
                                                                        -----------   -----------
                 Total..............................................     $   7,096     $  10,768
                                                                        ===========   ===========


Note 9 - Income Taxes

     The provision for income taxes consists of the following:

                                                                    Year Ended December 31,
                                                               ------------------------------------
                                                                 2000         1999        1998
                                                               ----------- ----------- ------------

                 Current income taxes:
                   Federal..................................    $   9,076   $   5,339   $       -
                   State....................................          637       1,067           -
                                                               ----------- ----------- -----------
                                                                    9,713       6,406           -
                 Deferred...................................       13,566      14,568      11,122
                                                               ----------- ----------- -----------
                   Total provision for income taxes.........    $  23,279   $  20,974   $  11,122
                                                               =========== =========== ===========


     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                                    Year Ended December 31,
                                                               -----------------------------------
                                                                 2000         1999        1998
                                                               ----------  ----------  ----------

                 Statutory Federal income tax rate..........       35.0%       35.0%       35.0%
                 Change in valuation allowance..............       (1.1)        -          (8.2)
                 Tax exempt interest........................        (.1)        -           (.1)
                 State income taxes.........................        1.1         1.5         1.0
                 Other......................................       (2.1)       (1.5)        (.8)
                                                                ---------  ---------   ---------
                 Effective income tax rate..................       32.8%       35.0%       26.9%
                                                                =========  ==========  =========


     Deferred tax liabilities and assets at December 31, 2000 and 1999 are comprised of the following:

                                                                       December 31,
                                                                   -----------------------
                                                                       2000        1999
                                                                   ----------- -----------


                 Deferred tax liabilities:
                   Commissions advanced.........................    $  54,647   $  42,206
                   Unrealized investment gains (net)............            -         467
                   Deferred member and associate service cost...        2,973           -
                   Depreciation.................................          687         356
                                                                   ----------- -----------
                      Total deferred tax liabilities............       58,307      43,029
                                                                   ----------- -----------
                 Deferred tax assets:
                   Expenses not yet deducted for tax purposes...        1,203         728
                   Unrealized loss on investments...............           55         516
                   Deferred Membership revenues and fees and
                      associate fees............................        4,386           -
                   Pre-merger net operating loss carryforward...          979       1,637
                   General Business Credit carryforward.........            -         261
                   AMT Credit carryforward......................          464         586
                                                                   ----------- -----------
                      Total deferred tax assets.................        7,087       3,728
                   Valuation allowance for deferred tax assets..       (1,796)     (1,898)
                                                                   ----------- -----------
                      Total net deferred tax assets.............        5,291       1,830
                                                                   ----------- -----------
                   Net deferred tax liability...................    $ (53,016)  $ (41,199)
                                                                   =========== ===========



     At December 31, 2000, the Company has NOLs in the amount of $2.8 million representing remaining NOLs of TPN generated prior to the merger date. A valuation allowance has been established for the TPN NOLs, UFL's AMT credit carryforward and UFL's expenses not yet deducted for tax purposes. At December 31, 1999, the Company had established a valuation allowance for the general business and rehabilitation tax credit carryfowards and the TPN NOLS. The Company does not believe it is more likely than not that the tax benefits of these carryforwards will be realized prior to their expiration, in part due to utilization restrictions imposed by the Internal Revenue Code and anticipated continued growth. However, carryforwards of $954,000 will be utilized in the 2000 income tax returns and accordingly, were also realized for financial reporting purposes.

     The exercise of certain stock options which have been granted under the Company's various stock option plans give rise to compensation which is includable in the taxable income of the option grantee and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options, and in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are recorded in capital in excess of par value.


Note 10 - Stockholders' Equity

     During 2000 and 1999, the Company's $3.00 Cumulative Convertible Preferred Stock, consisting of 2,133 shares and 111 shares, respectively, were converted into 5,609 shares of Common Stock and during 2000, 1,027 shares were redeemed for a value of $25,675. At December 31, 2000, all such shares had been converted or redeemed. Each share of $3.00 Cumulative Convertible Preferred Stock was previously entitled to receive cumulative cash dividends at the annual rate of $3 per share, payable quarterly, was convertible into 2.5 shares of Common Stock and was redeemable at the option of the Company at $25 per share.

     During 2000, 1999 and 1998, the Company's Special Preferred Stock, consisting of 7,032 shares, 391 shares and 4,766 shares, respectively, were converted into 42,661 shares of Common Stock and during 2000, 10,585 shares were redeemed for a value of $141,204. At December 31, 2000 all such shares had been converted or redeemed. Each share of the Special Preferred Stock was previously entitled to a non-cumulative annual dividend of $1.00 per share, was convertible into 3.5 shares of Common Stock and was redeemable at the option of the Company at $13.34 per share, plus all accumulated and unpaid dividends

     The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 2,000,000 shares during subsequent board meetings. At December 31, 2000, the Company had repurchased 1,748,209 shares under these authorizations for a total consideration of $48.3 million, an average price of $27.60 per share. The Board, at its January 16, 2001 meeting, authorized additional 250,000 shares to be repurchased.

     The Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI and UFL is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits. At December 31, 2000, PPLCI and UFL did not have funds available for payment of significant dividends without the approval of the Oklahoma Insurance Commissioner.


Note 11 - Related Party Transactions

     The Company's Chairman, Harland C. Stonecipher, is the owner of PPL Agency, Inc. ("Agency"). The Company has agreed to indemnify and hold harmless the Chairman for any personal losses incurred as a result of his ownership of this corporation and any income earned by Agency accrues to the Company. The Company provides management and administrative services for Agency, for which it receives specified management fees and expense reimbursements.

     Agency's financial position and results of operations are included in the Company's financial statements on a combined basis. Agency earned commissions, net of amounts paid directly to its agents by the underwriter, during 2000, 1999 and 1998 of $122,000, $121,000 and $119,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had net income for the year ended December 31, 2000 of $11,661 and net losses for the years ended December 31, 1999 and 1998 of $18,148 and $10,694, respectively, after incurring commissions earned by the Chairman of $50,000, $49,000 and $47,000, respectively, and annual management fees paid to the Company of $36,000 for 2000, 1999 and 1998.

     Mr. Stonecipher and Shirley A. Stonecipher own Stonecipher Aviation LLC ("SA") and Mr. and Mrs. Stonecipher together with Wilburn L. Smith, President and a director of the Company, own S & S Aviation LLC ("S&SA"). The Company has agreed to reimburse SA and S&SA for certain expenses pertaining to trips made by Company personnel for Company business purposes using aircraft owned by SA and S&SA. Such reimbursement represents the pro rata portion of direct operating expenses, such as fuel, maintenance, pilot fees and landing fees, incurred in connection with such aircraft based on the relative number of flights taken for Company business purposes versus the number of other flights during the applicable period. No reimbursement is made for depreciation, capital expenditures or improvements relating to such aircraft. During 2000, 1999 and 1998, the Company paid $264,000, $276,000 and $279,000, respectively, to SA as reimbursement for such transportation expenses. S&SA was organized during 2000, and the Company paid $372,000 to S&SA during such year as reimbursement for such transportation expenses.

     The Company indemnified Mr. Stonecipher for litigation expenses and settlement costs in connection with a lawsuit filed by Frank Jaques, a former director of the Company, in 1999 against Mr. Stonecipher in the District Court of Pontotoc County, Oklahoma. Mr. Jaques claimed damages relating to an agreement between Mr. Jaques and Mr. Stonecipher relating to a stock subscription agreement with the Company which Mr. Stonecipher entered into in order to obtain the approval of the Oklahoma Securities Department for the Company's original intrastate public offering in 1977. The stock subscription agreement was executed by Mr. Stonecipher for the benefit of the Company in his capacity as the Chairman and founder. The Board of Directors determined that the requirements for indemnification under the Company's Bylaws had been satisfied and that Mr. Stonecipher was entitled to such indemnification. In 2000, the Company reimbursed Mr. Stonecipher $130,370 for litigation expenses, and in 2001, the Company reimbursed him for $802 in litigation expenses and $275,000 for settlement of the case which was accrued as of December 31, 2000.

     Wilburn L. Smith, President and a director of the Company, has loans from the Company made in December 1992, December 1996 and October 1998. The largest aggregate balance of the loans during the year ended December 31, 2000 was $515,000. The outstanding balance of the loans as of December 31, 2000 was $478,600. The loans bear annual interest at the rate of 3% in excess of the prime rate, adjusted on January 1 of each year, and are secured by Mr. Smith's commissions from the Company. Mr. Smith also owns corporations or partnerships not affiliated with the Company but engaged in the marketing of the Company's legal service memberships and which earn commissions from sales of memberships. These entities earned commissions, net of amounts passed through as commissions to their sales agents, during 2000, 1999 and 1998 of $13,000, $14,000 and $39,000, respectively.

     Randy Harp, Chief Operating Officer and a director of the Company, has loans from the Company made in December 2000. The largest aggregate balance of these loans during the year ended December 31, 2000 was $350,000. The outstanding balance of these loans as of December 31, 2000 was $350,000. These loans bear annual interest at the rate of 3% in excess of the prime rate, adjusted on January 1 of each year.

     John W. Hail, a director of the Company, served as Executive Vice President, Director and Agency Director of the Company from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was the exclusive marketing agent of the Company from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and the Company entered into during the period in which Mr. Hail was an executive officer of the Company, Mr. Hail receives override commissions from renewals of certain memberships initially sold by the Company during such period. During 2000, 1999 and 1998, such override commissions on renewals totaled $89,593, $90,839 and $93,867, respectively. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with the Company, including TVC Marketing, Inc., but which were engaged in the marketing of the Company's legal service memberships and which earn renewal commissions from memberships previously sold. These entities earned renewal commissions, net of amounts passed through as commissions to their sales agents, during 2000, 1999 and 1998 of $313,005, $301,021 and $284,344, respectively.

     David A. Savula, a director of the Company, is actively engaged as an independent contractor in the marketing of the Company's legal service memberships. During 2000, 1999 and 1998, Mr. Savula received from the Company $936,427, $815,460 and $651,215, respectively, pursuant to a previous agreement with the Company providing for the payment to Mr. Savula of override commissions and other fees with respect to commissions earned by, and new sales associate sponsorships within, the Company's multilevel marketing sales force, as well as amounts received pursuant to his individual associate agreement.

     The Company also has notes receivable from certain marketing consultants who provide significant marketing-related services to the Company. Such notes aggregated approximately $2.6 million and $2.0 million at December 31, 2000 and 1999, respectively, and bear interest at the rate of 10%.


Note 12 - Leases

     At December 31, 2000, the Company was committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $49,600, $113,000 and $468,000 in 2000, 1999 and 1998, respectively. At December 31, 2000, minimum rentals for capital leases for the year ending December 31, 2001 is $224,000.


Note 13 - Commitments and Contingencies

     As of December 31, 2000, the Company recorded a charge of $1.5 million representing an amount negotiated on January 23, 2001 to settle a lawsuit involving multiple plaintiffs. This settlement offer was unexpectedly received in a settlement conference and management believed that it was in the best interest of the Company to promptly settle this matter.

     Subsequent to December 31, 2000, the Company and various of its executive officers were named in multiple putative securities class action complaints filed in both the United States District Courts for the Eastern and Western Districts of Oklahoma seeking damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company uses to account for commission advance receivables from sales associates. These complaints have been transferred to Western District of Oklahoma where motions to consolidate them into a single proceeding are pending. As of April 20, 2001, these cases were in the preliminary procedural stages relating to selection of lead counsel and lead plaintiffs as required by the Private Securities Litigation Reform Act of 1995 ("PSLRA"). After the selection of lead plaintiffs and lead counsel, the Company expects that an amended and consolidated complaint will be filed. The Company expects to file a motion to dismiss the complaint. Under PSLRA, discovery is stayed during the pendency of a motion to dismiss. Costs of defense of these cases through the motion to dismiss stage are not expected to be material. While the outcome of these cases is uncertain, the Company believes these actions are without merit and will vigorously defend these actions. However, an unfavorable decision in this litigation could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     In January 2001, the Company received inquiries from the Division of Enforcement of the Securities and Exchange Commission ("SEC") requesting information relating primarily to the Company's accounting policies for commission advance receivables from sales associates. Also, in January 2001 the staff of the SEC's Division of Corporation Finance reviewed the Company's 1999 Form 10-K. The Division of Enforcement's inquiry is informal and does not constitute a formal investigation or proceeding. In subsequent discussions and exchanges of correspondence the staff of the Division of Corporation Finance of the SEC raised issues regarding the Company's accounting policies and requested additional information from the Company. The Company is cooperating with the staff of the SEC in providing the requested information and expects to continue to do so. As of April 20, 2001, these inquiries were proceeding. The Company is not able to predict what the outcome of these inquiries may be or when they will be resolved.

     The Company is a named defendant in certain other lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


Note 14 - Stock Options and Purchase Plan

     The Company has a stock option plan (the "Plan") under which the Board of Directors (the "Board") or its Stock Option Committee (the "Committee") may grant options to purchase shares of the Company's common stock. The Plan permits the granting of options to directors, officers and employees of the Company to purchase the Company's common stock at not less than the fair value at the time the options are granted. The Plan provides for option grants to acquire up to 2,000,000 shares and permits the granting of incentive stock options as defined under Section 422 of the Internal Revenue Code at an exercise price for each option equal to the market price of the Company's common stock on the date of the grant and a maximum term of 10 years. Options not qualifying as incentive stock options under the Plan have a maximum term of 15 years. The Board or Committee determines vesting of options granted under the Plan. No options may be granted under the Plan after December 12, 2005.

     The Plan provides for automatic grants of options to non-employee directors of the Company. Under the Plan, each incumbent non-employee director and any new non-employee director receives options to purchase 10,000 shares of common stock on March 1 of each year. The options granted each year are immediately exercisable as to 2,500 shares and vest in additional increments of 2,500 shares on the following June 1st, September 1st, and December 1st in the year of grant, subject to continued service by the non-employee director during such periods. Options granted to non-employee directors under the Plan have an exercise price equal to the closing price of the common stock on the date of grant.

     The Company in 1995 and 1997 also adopted stock option plans for its marketing associates whereby the associates could earn stock options based upon their production and recruiting efforts. These options were issued to qualifying associates based on production and recruiting results or for achieving a specified level within the Company's marketing structure. The exercise price for December 1995 grants was equal to the closing stock price on such date and the exercise price for July 1997 grants was $27.00 (which exceeded market). The options granted for production during July 1997 expired pursuant to their terms on July 31, 1998, and the options granted December 14, 1995 expired on December 14, 2000.

     The Company also has other options outstanding. These grants were made to Regional Vice Presidents ("RVP") (marketing employees) of the Company and marketing consultants. The exercise price is equal to the closing stock price on the day the RVP was appointed by the Company or the date the options were granted to the marketing consultants. Effective December 31, 1999, the unvested portion of the outstanding RVP options (755,332 options with a weighted average exercise price of $28.53) were terminated.

     A summary of the status of the Company's total stock option activity as of December 31, 2000, 1999 and 1998 for the years ended on those dates is presented below:

                                                 2000                     1999                     1998
                                         ----------------------  ----------------------   ---------------------
                                                     Weighted                 Weighted                 Weighted
                                                     Average                   Average                 Average
                                                     Exercise                 Exercise                 Exercise
                                          Shares       Price       Shares       Price       Shares       Price

Outstanding at beginning of year.....    1,083,019   $  26.38     1,306,700   $  24.85       808,100   $  16.75
Granted..............................      355,892      32.06       720,000      29.45       717,500      32.05
Exercised............................     (226,937)     21.09      (183,349)     18.46      (150,700)     14.71
Terminated...........................      (12,888)     28.17      (760,332)     28.56       (68,200)     27.00
                                         -----------  ---------    ----------  ---------    ----------  ---------
Outstanding at end of year...........    1,199,086   $  29.06     1,083,019   $  26.38     1,306,700   $  24.85
                                         ==========  =========    ==========  =========    ==========  =========
Options exercisable at year end......    1,117,086   $  28.96     1,030,519   $  26.31       839,700   $  24.56
                                         ==========  =========    ==========  =========    ==========  =========


     The following table summarizes information about stock options outstanding at December 31, 2000:


                                                              Weighted Average
                                                                 Remaining              Weighted Average
 Range of Exercise Prices          Number Outstanding         Contractual Life            Exercise Price
-------------------------          ------------------         ----------------          ----------------

      $14.25 - $19.00                   206,667                      1.29                   $  14.61
      $22.56 - $33.75                   676,499                      3.02                      29.14
      $35.88 - $43.13                   315,920                      1.77                      38.32
                                   ------------------         ----------------          ----------------
                                      1,199,086                      2.39                   $  29.06
                                   ==================         ================          ================



     The following table summarizes information about stock options exercisable at December 31, 2000:


                                                            Weighted Average
                                                                Remaining              Weighted Average
 Range of Exercise Prices       Number Outstanding          Contractual Life            Exercise Price
 ------------------------       ------------------          ----------------           ----------------

      $14.25 - $19.00                   206,667                      1.29                   $  14.61
      $22.56 - $33.75                   594,499                      2.87                      28.98
      $35.88 - $43.13                   315,920                      1.77                      38.32
                                ------------------           ---------------           ----------------
                                      1,117,086                      2.27                   $  28.96
                                ==================            ==============            ===============



     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS 123, the Company continues to follow the provisions of Accounting Principles Board Opinion No. 25 and related interpretations for its employee compensation arrangements, and discloses the pro forma effects of applying SFAS 123. Had compensation cost for the Company's employee-related stock option plans, including options granted to RVPs, been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net income and earnings per share for 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                                        2000        1999        1998
                                                                    ----------- ----------- -----------

                 Net income applicable to common stockholders:
                     As reported................................     $  43,608   $  38,943   $  30,200
                     Pro forma..................................        39,591      35,931      21,671

                 Basic earnings per common share:
                     As reported................................     $    1.94   $    1.69   $    1.29
                     Pro forma..................................          1.76        1.56         .92

                 Diluted earnings per common share:
                     As reported................................     $    1.92   $    1.67   $    1.26
                     Pro forma..................................          1.75        1.54         .91


     The estimated fair value of options granted to employees, including RVPs, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free interest rate of 5.15% for 2000, 6.09% for 1999 and 5.00% for 1998; expected life of 3-5 years; and expected volatility for the years ending
December  31,  2000,  1999 and 1998 were 63.4%,  64.1% and 63.5%,  respectively.

     During 1988, the Company adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company common stock. The Company, at its option, may make matching contributions to the plan, and recorded expense during 2000, 1999 and 1998 of $130,000, $86,150, and $58,027 based on annual contributions of Company stock of 5,500 shares, 2,800 shares and 1,900 shares, respectively.


Note 15 - Earnings Per Share

     Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

     Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The $3.00 Cumulative Convertible Preferred stock and the Special Preferred stock are considered to be dilutive common stock equivalents for all periods and the number of shares issuable on conversion of the $3.00 Cumulative Convertible Preferred stock and the Special Preferred Stock is added to the weighted average number of common shares. At December 31, 2000 all such shares had been converted or redeemed. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

                                                                                     Year Ended December 31,
                                                                              -------------------------------------
                                                                                 2000         1999          1998
                                                                              -----------  -----------  -----------
Basic Earnings Per Share:
Earnings:
Income before cumulative effect of change in accounting principle.........     $  47,721    $  38,953    $  30,210
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables...............................        (4,109)           -            -
                                                                              -----------  -----------  -----------
Net income.................................................................       43,612       38,953       30,210
Less dividends on preferred shares.........................................            4           10           10
                                                                              -----------  -----------  -----------
Net income applicable to common stockholders...............................    $  43,608    $  38,943    $  30,200
                                                                              ===========  ===========  ===========
Shares:
Weighted average shares outstanding......................................         22,504       23,099       23,456
                                                                              ===========  ===========  ===========
Basic earnings per common share before cumulative effect of change in
  accounting method.......................................................     $    2.12    $    1.69    $    1.29
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables................................         (.18)           -            -
                                                                              -----------  -----------  -----------
Basic earnings per common share............................................    $    1.94    $    1.69    $    1.29
                                                                              ===========  ===========  ===========

Diluted Earnings Per Share:

Earnings:
Income before cumulative effect of change in accounting principle..........    $  47,721    $  38,953    $  30,210
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables................................       (4,109)           -            -
                                                                              -----------  -----------  -----------
Income available to common stockholders after assumed conversions..........    $  43,612    $  38,953    $  30,210
                                                                              ===========  ===========  ===========
Shares:
Weighted average shares outstanding........................................       22,504       23,099       23,456
Assumed conversion of preferred stock......................................           35           70           81
Assumed exercise of options................................................          140          205          369
                                                                              -----------  -----------  -----------
Weighted average number of shares, as adjusted.............................       22,679       23,374       23,906
                                                                              ===========  ===========  ===========
Diluted earnings per common share before  cumulative  effect on prior years of
  change in accounting method for Membership commission advance receivables    $    2.10    $    1.67    $    1.26
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables................................         (.18)           -            -
                                                                              -----------  -----------  -----------
Diluted earnings per common share..........................................    $    1.92    $    1.67    $    1.26
                                                                              ===========  ===========  ===========


Note 16 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2000 and 1999.

                        Selected Quarterly Financial Data
                                 (In thousands)
                                                         Effect of
                                            Net Income   Change in
                                                as       Accounting
                                            Previously   Principle   Net Income
                                 Revenues    Reported       (1)      as Restated
                                 --------   ----------   ----------  -----------
               2000
               First quarter...   $55,933      $11,392    $(4,512)   $  6,880
               Second quarter..    60,200       12,659       (785)     11,874
               Third quarter...    65,616       14,360       (729)     13,631
               Fourth quarter..    65,903       12,389     (1,162)     11,227

               1999
               First quarter...   $43,647       $8,782          -    $  8,782
               Second quarter..    47,128        9,872          -       9,872
               Third quarter...    48,128        9,870          -       9,870
               Fourth quarter...   53,957       10,429          -      10,429


                                                        Quarterly Earnings Per Share Data
                                  Basic earnings                         Basic                                          Diluted
                                    per common                          earnings   Diluted earnings                     earnings
                                     share as    Effect of change      per share,  per common share  Effect of change  per share
                                    previously   accounting principle      as        as previously    in accounting        as
                                     reported          (1)              restated        reported       principle (1)    restated

                 2000
                 First quarter........$ .51            $  (.20)          $ .31           $ .50           $  (.20)        $ .30
                 Second quarter........ .56               (.04)            .52             .56              (.04)          .52
                 Third quarter......... .64               (.03)            .61             .63              (.03)          .60
                 Fourth quarter........ .55               (.05)            .50             .55              (.05)          .50

                 1999
                 First quarter........$ .37            $  -              $ .37           $ .37           $  -            $ .37
                 Second quarter........ .43               -                .43             .42              -              .42
                 Third quarter......... .43               -                .43             .42              -              .42
                 Fourth quarter........ .46               -                .46             .46              -              .46

(1)      Refer to Note 3 to Consolidated Financial Statements.

Note 17 - Segment Information

     The Company derived approximately 99% and 98% of its revenues and net income from the sale of legal service plans and directly related activities during 2000 and 1999, respectively. Revenues and net income from the Company's other operating segment (life insurance, through UFL acquired in December 1998) were approximately 1% and 2% of each of the respective consolidated totals for 2000 and 1999, respectively. UFL markets term life insurance products primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The following table sets forth the composition of the segments and total Company revenues, net income and identifiable assets for the years ended December 31, 2000 and 1999.

                                                                                Year Ended December 31,
                                                                              --------------------------
                                                                                  2000          1999
                                                                              ------------  ------------

                 Revenues:
                   Legal service plans and directly related activities:
                     Legal service plan Membership fees....................    $  210,442    $  157,217
                     Associate services....................................        30,372        22,816
                     Product sales.........................................         1,016         5,888
                     Other.................................................         3,232         3,809
                                                                              ------------  ------------
                         Total.............................................    $  245,062    $  189,730
                                                                              ------------  ------------
                  Life insurance segment (UFL):
                     Life premiums and other income........................         2,590         3,130
                                                                              ------------  ------------
                         Total.............................................    $    2,590    $    3,130
                                                                              ------------  ------------
                            Total..........................................    $  247,652    $  192,860
                                                                              ============  ============
                 Interest Income:
                     Legal service plans and directly related activities...     $   1,839     $   1,311
                     Life insurance segment (UFL)..........................         1,098         1,094
                                                                              ------------  ------------
                          Interest income..................................     $   2,937     $   2,405
                                                                              ============  ============
                 Net Income:
                     Legal service plans and directly related activities...    $   42,963    $   38,127
                     Life insurance segment (UFL)..........................           649           826
                                                                              ------------  ------------
                          Net Income........................................   $   43,612    $   38,953
                                                                              ============  ============

                 Assets:
                     Legal service plans and directly related activities...    $  222,472    $  163,755
                     Life insurance segment (UFL)..........................        24,816        30,020
                         Total assets......................................   ------------  ------------
                                                                               $  247,288    $  193,775
                                                                              ============  ============


     Substantially all of the Company's business is currently conducted in the United States. Revenues from the Company's Canadian legal service plan operations for 2000 and 1999 were $3.8 million and $1.0 million, respectively. The Company has no significant long-lived assets located in Canada.

     Depreciation and amortization, income taxes and capital expenditures for UFL are not significant.




ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------
         None.

                                    PART III

         In accordance with the provisions of General Instruction G (3), information required by Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2001.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a)      The following documents are filed as part of this report:

(1)      Financial Statements: See Index to Consolidated Financial Statements
                and Consolidated Financial Statement Schedule set forth on page 32 of this report.
(2)      Financial Statement Schedule: See Index to Consolidated Financial
                Statements and Consolidated Financial Statement Schedule set forth on page 32 of this report.
(3)      Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.

(b)      Reports on Form 8-K:  None.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRE-PAID LEGAL SERVICES, INC.

Date: April 23, 2001                 By:    /s/ Randy Harp
                                     -------------------------------------------
                                     Randy Harp
                                     Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        Name                                        Position                        Date
                        ----                                        --------                        ----
             /s/ Harland C. Stonecipher                Chairman of the Board of Directors      April 23, 2001
 ---------------------------------------------------
               Harland C. Stonecipher                    (Principal Executive Officer)


                /s/ Wilburn L. Smith                         President and Director            April 23, 2001
 ---------------------------------------------------
                  Wilburn L. Smith


               /s/ Kathleen S. Pinson                    Vice President, Controller and        April 23, 2001
 ---------------------------------------------------
                 Kathleen S. Pinson                                 Director


                   /s/ Randy Harp                           Chief Operating Officer,           April 23, 2001
 ---------------------------------------------------
                     Randy Harp                                     Director
                                                         (Principal Financial Officer)

                /s/ Steve Williamson                        Chief Financial Officer,           April 23, 2001
 ---------------------------------------------------
                  Steve Williamson                       (Principal Accounting Officer)

               /s/ Peter K. Grunebaum                               Director                   April 23, 2001
 ---------------------------------------------------
                 Peter K. Grunebaum

              /s/Shirley A. Stonecipher                             Director                   April 23, 2001
 ---------------------------------------------------
               Shirley A. Stonecipher

                  /s/ John W. Hail                                  Director                   April 23, 2001
 ---------------------------------------------------
                    John W. Hail

                /s/ David A. Savula                                 Director                   April 23, 2001
 ---------------------------------------------------
                  David A. Savula

                /s/ Martin H. Belsky                                Director                   April 23, 2001
 ---------------------------------------------------
                  Martin H. Belsky

                  /s/ John Addison                                  Director                   April 23, 2001
 ---------------------------------------------------
                    John Addison




                                   SCHEDULE II
                          PRE-PAID LEGAL SERVICES, INC.
                 Consolidated Valuation And Qualifying Accounts
                For the Three-Year Period Ended December 31, 2000
                               (Amounts in 000's)

                                                                               Additions
                                                                 Balance at    Charged to                  Balance at
                                                                 Beginnning     Cost and                     End of
                            Description                            of Year      Expenses      Write-offs      Year
      ---------------------------------------------------------  -----------  -------------  ------------ -----------


      Year Ended December 31, 2000:
          Allowance for unrecoverable commission advance
          receivables - (non-current) (1)......................   $   4,544     $  13,820     $   7,309     $  11,055
                                                                 ===========   ===========   ===========   ===========
          Allowance for doubtful receivables...................   $     213     $       -     $       -     $     213
                                                                 ===========   ===========   ===========   ===========
          Inventory valuation reserve..........................   $     812     $       -     $     383     $     429
                                                                 ===========   ===========   ===========   ===========
      Year Ended December 31, 1999:
          Allowance for unrecoverable commission advance
          receivables - (non-current)..........................   $   3,994     $     550     $       -     $   4,544
                                                                 ===========   ===========   ===========   ===========
          Allowance for doubtful receivables...................   $     213     $       -     $       -     $     213
                                                                 ===========   ===========   ===========   ===========
          Inventory valuation reserve..........................   $       -     $     812     $             $     812
                                                                 ===========   ===========   ===========   ===========
      Year Ended December 31, 1998:
          Allowance for unrecoverable commission advance
          receivables - (non-current)..........................   $   3,744     $     250     $       -     $   3,994
                                                                 ===========   ===========   ===========   ===========
          Allowance for doubtful receivables...................   $     213     $       -     $       -     $     213
                                                                 ===========   ===========   ===========   ===========
          Inventory valuation reserve..........................   $     160     $       -     $     160     $       -
                                                                 ===========   ===========   ===========   ===========


     Note (1) - Additions charged to cost and expenses for 2000 includes $9,086 relating to the change in method of accounting for Membership commission advance receivables. See Note 3 to the Consolidated Financial Statements.



                                INDEX TO EXHIBITS


Exhibit No.
-----------                        Description
                                   ------------

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated January 10, 1997)

3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended September 30, 1996)

*10.1Employment  Agreement  effective  January 1, 1993  between  the Company and
     Harland C. Stonecipher (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
     1992)

*10.2Agreements between Shirley Stonecipher, New York Life Insurance Company and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1985)

*10.3Amendment dated January 1, 1993 to Split Dollar  Agreement  between Shirley
     Stonecipher and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
     1992)

*10.4Form of New Business  Generation  Agreement Between the Company and Harland
     C. Stonecipher (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

*10.5Amendment  to New  Business  Generation  Agreement  between the Company and
     Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.6 Amendment No. 1 to Stock Option Plan, as amended effective May 2000

*10.7Demand Note of Wilburn L. Smith and Carol Smith dated December 11, 1992 in favor of the Company (Incorporated by reference to Exhibit 10.15 of the Company's Form SB-2 filed February 8, 1994)

*10.8Demand Note of Wilburn L. Smith and Carol Smith dated December 31, 1996 in favor of the Company (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-K filed for the year ending December 31, 1997)

*10.9Security Agreement between the Company, Wilburn L. Smith and Carol Smith dated December 11, 1992 (Incorporated by reference to Exhibit 10.16 of the Company's Form SB-2 filed February 8, 1994)

*10.10 Letter  Agreements  dated  July 8,  1993 and March 7,  1994  between  the
     Company and Wilburn L. Smith (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB filed for the year ending December 31, 1993)

10.11Agreement  and  Plan of  Reorganization  dated  as of  September  23,  1998 between the Company and TPN, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated October 2, 1998)

10.12Stock Purchase Agreement dated as of October 5, 1998 between the Company and Pioneer Financial Services, Inc. (Incorporated by reference to Exhibit
     2.1 of the Company's Current Report on Form 8-K dated December 30, 1998)

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

10.17 Demand Note of Randy Harp dated December 22, 2000 in favor of the Company

18.1 Letter re: Change in accounting principles

21.1 List of Subsidiaries of the Company

23.1 Consent of Deloitte & Touche LLP

99.1 Press release dated April 13, 2001

99.2 Press release dated April 2, 2001

99.3 Press release dated March 16, 2001

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.



                                  EXHIBIT 10.6


                                 AMENDMENT NO. 1
                                       TO
                                STOCK OPTION PLAN
                (as amended and restated effective March 6, 1997)
                                       OF
                          PRE-PAID LEGAL SERVICES, INC.


     A.  The  Board  of  Directors  of  Pre-Paid  Legal   Services,   Inc.  (the
"Corporation") has the authority pursuant to Section 9 of the Corporation's Stock Option Plan (the "Plan") to amend the Plan from time to time, and the Board of Directors deems it desirable and in the best interests of the Corporation to amend the Plan to increase the number of shares of Common Stock in respect of which options may be granted under the Plan from 1,000,000 shares to 2,000,000 shares.

     B. The amendment of the Plan set forth herein shall be conditioned upon, and is subject in all respects to, the approval of the shareholders of the Corporation. If such approval is not obtained, this amendment shall be of no further force or effect.

     NOW, THEREFORE, BE IT RESOLVED, that the Plan be and hereby is amended as follows:

     1. The second sentence of Section 3 of the Plan is hereby amended in its entirety to read as follows:

     "Subject to adjustment in accordance  with the  provisions of  subparagraph
     6.6 hereof, the total number of shares of Common Stock of the Corporation on which options may be granted under the Plan shall not exceed in the aggregate 2,000,000 shares."




                                STOCK OPTION PLAN
                                       OF
                          PRE-PAID LEGAL SERVICES, INC.
                (as amended and restated effective March 6, 1997)

     1.  Purpose.  This  Amended and  Restated  Stock  Option  Plan  ("Plan") is
         -------
intended as an incentive and to encourage stock ownership by certain key employees, officers and directors of Pre-Paid Legal Services, Inc. ("Corporation") and of its Subsidiaries (as hereinafter defined) in order to increase their proprietary interest in the Corporation's success.

     2. Administration. The Plan shall be administered by the Board of Directors
        --------------
of the Corporation, which shall determine the persons who shall participate in the Plan and the extent of their participation; provided, however, that the Board of Directors shall have the authority to appoint a committee of not less than two members of the Board ("Stock Option Committee") to administer the Plan and to make determinations concerning the granting of options thereunder. The interpretation and construction by the Board of any provisions of the Plan or any option granted under it and any determination by the Board or the Stock Option Committee pursuant to any provision of the Plan or any such option shall be final and conclusive.

     No member of the Board of Directors or the Stock Option Committee shall be liable for any action or determination made in good faith, and the members shall be entitled to indemnification and reimbursement in the manner provided in the Corporation's Certificate of Incorporation, or as otherwise permitted by law.

     3. Stock. The stock subject to the options and other provisions of the Plan
        -----
shall be shares of the Corporation's authorized but unissued Common Stock or treasury stock, as determined by the Board of Directors. Subject to adjustment in accordance with the provisions of Subparagraph 6.6 hereof, the total number of shares of Common Stock of the Corporation on which options may be granted under the Plan shall not exceed in the aggregate 1,000,000 shares. In the event that any outstanding option under the Plan for any reason expires or is terminated prior to the end of the period during which options may be granted, the shares of Common Stock allocable to the unexercised portion of such option may again be subject to an option under the Plan.


     4. Terms and Conditions of Incentive Options.  Options may be granted under
        -----------------------------------------
this Plan which qualify as Incentive Stock Options  ("Incentive  Options") under
Section 422A of the Internal Revenue Code. Incentive Options granted pursuant to the Plan shall comply with and be subject to the following special terms and conditions:


          4.1  Eligibility.  The  individuals  who shall be  eligible to receive
               -----------
     Incentive Stock Options under this Plan shall be such key employees (including officers and directors who are employees) of the Corporation, or of any corporation (hereinafter called a "Subsidiary") in which the Corporation has a proprietary interest by reason of stock ownership or otherwise, including any corporation in which the Corporation acquires a proprietary interest after the adoption of this Plan (but only if the Corporation owns, directly or indirectly, stock possessing not less than 50% of the total combined voting power of all classes of stock in the corporation), as the Board of Directors of the Corporation shall determine from time to time.

          4.2  Limitation  on  Aggregate  Value of Shares  Subject to  Incentive
               -----------------------------------------------------------------
     Option.  The aggregate  fair market value  (determined  in accordance  with
     ------
     Section 6.3) as of the date of the grant of shares with respect to which options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

          4.3  Limitation  for Certain  Shareholders.  Any person who owns stock
               -------------------------------------
     possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Corporation or its Subsidiaries may not receive an Incentive Option under the Plan, unless at the time an option is granted to such person the option price is at lease one hundred ten percent (110%) of the fair value market value of the shares and the option is not exercisable after the expiration of five (5) years from the date of the grant. For purposes of this Section 4.3 a person shall be considered as owning the shares owned, directly or indirectly, by or for his brothers and sisters (whether in whole or half blood), spouse, ancestors, and lineal descendants, and the shares owned, directly or indirectly, by and for a corporation, partnership, estate or trust shall be considered as being owned proportionately by or for its shareholders, partners or beneficiaries.

          4.4 Term of Incentive Option.  Each Incentive Option granted under the
              ------------------------
     Plan shall not be exercisable more than 10 years from the date the option is granted.

     5. Terms and Conditions of Non-Incentive Options. In addition to Incentive Options, options not qualifying as Incentive Options may be granted under this Plan ("Non-Incentive Options"). Certain special terms and conditions apply to Non-Incentive Options, as set forth below:

          5.1  Eligibility.  The individuals who shall be eligible for the grant
               -----------
     of Non-Incentive Options shall be directors, officers and employees of the Corporation or any Subsidiary (as defined in Section 4.1 above) as the Board of Directors or the Stock Option Committee shall determine from time to time.

          5.2 Term of Option.  Any  Non-Incentive  Option granted under the Plan
              --------------
     shall be for a term as determined at the time of grant by the Board of Directors or the Stock Option Committee but not to exceed 15 years from the date of grant.

     6. Terms and Conditions for All Options. The following terms and conditions
        ------------------------------------
shall apply to all options granted under the Plan.

          6.1 Medium and Time of Payment.  The option  price shall be payable in
              --------------------------
     United States Dollars upon the exercise of the option and may be paid in cash or by certified check, bank draft or money order payable to the order of the Corporation, or if so determined by the Board of Directors or the Stock Option Committee, the option price may be paid in property or in installment payments.

          6.2  Number of  Shares.  The option  shall  state the total  number of
               -----------------
     shares to which it pertains.

          6.3 Option Price. The option price shall be determined by the Board of
              ------------
     Directors or the Stock Option Committee but shall be not less than the fair market value of the shares of Common Stock of the Corporation on the date of the granting of the option. For this purpose, fair market value means the last sales price of the shares of Common Stock on any national securities exchange on which the shares are listed on the day on which such value is to be determined or, if no shares were traded on such day, on the next preceding day on which shares were traded, as reported by such exchange, by National Quotation Bureau, Inc. or other national quotation service. If the Common Stock is not listed on a national securities exchange, fair market value means the last sales price of the shares of Common Stock in the over-the-counter market on the date on which such vale is to be determined or, if no shares were traded on such day, on the next preceding day on which the shares were traded, as reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) or other national quotation service. If at any time shares of Common Stock are not traded on an exchange or in the over-the-counter market, fair market value shall be the value determined by the Board of Directors or the Stock Option Committee, taking into consideration those factors affecting or reflecting value that they deem appropriate. For purposes of determining the exercise price of any Incentive Option, fair market value shall in any event be determined in accordance with Section 422 of the Internal Revenue Code.

          6.4 Date of Exercise.  Options shall be exercisable at the rate of 20%
              ----------------
     of the number of shares covered thereby per year beginning one year from the date of grant, unless otherwise provided by the Board of Directors or the Stock Option Committee at the time the option is granted. After becoming exercisable, the option may be exercised at any time and from time to time in whole or in part until termination of the option as set forth in Sections 4.5, 5.2 or 6.5.


          6.5 Termination of Employment; Death of Employee. In the event that an
              --------------------------------------------
     optionee's employment by the Corporation shall terminate, his option whether or not then exercisable shall terminate immediately; provided, however, that if the termination is not as a result of embezzlement, theft, other violation of law, or termination by the Corporation for cause, the optionee shall have the right to exercise his option (to the extent exercisable at the date of termination) at any time within 30 days after such termination; provided, further, that if any termination of employment is related to retirement with the consent of the Corporation the optionee shall have the right to exercise his option (to the extent exercisable up to the date of retirement) at any time within 3 months after such retirement; and provided, further, that if the optionee shall die while in the employment of the Corporation or within the period of time after termination of employment or retirement during which he was entitled to exercise his option as herein provided, his estate, personal representative, or beneficiary shall have the right to exercise his option (to the extent exercisable at the date of death) at any time within 12 months from the date of his death.

          Retirement by an optionee at his normal retirement date in accordance with provisions of any retirement plan of the Corporation or a Subsidiary under which the optionee is then covered shall be deemed to be a retirement with the consent of the Corporation. Whether any other termination of employment is to be considered a retirement with the consent of the Corporation and whether an authorized leave of absence on military or government service or for other reasons shall constitute a termination of employment for the purposes of the Plan, shall be determined by the Board of Directors or Stock Option Committee, which determination shall be final and conclusive; provided, however, that where the period of leave exceeds 90 days and where the individual's employment is not guaranteed by statute or contract, the employment relationship will be deemed to have been terminated on the 91st day of any leave. Employment by the Corporation shall be deemed to include employment by, and to continue during any period in which an optionee is in the employment of, a Subsidiary.

          6.6  Recapitalization.  The aggregate number of shares of Common Stock
               ----------------
     on which options may be granted to persons participating under the Plan, the number of shares thereof covered by each outstanding option, and the price per share thereof in each such option, shall all be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock of the Corporation resulting from a subdivision or consolidation of shares or other capital adjustment, or the payment of a stock dividend or other increase or decrease in such shares, effected without receipt of consideration by the Corporation; provided, however, that any fractional shares resulting from any such adjustment shall be eliminated.

          In the event of a change in the Corporation's Common Stock which is limited to a change in the designation thereof to "Capital Stock" or other similar designation, or a change in the par value thereof, or from par value to no par value, without increase in the number of issued shares, the shares resulting from any such change shall be deemed to be Common Stock within the meaning of the Plan.

          6.7  Reorganization of Corporation.  Subject to any required action by
               -----------------------------
     the stockholders, if the Corporation shall be the surviving or resulting corporation in any merger or consolidation which does not result in change of control of the Corporation, any option granted hereunder shall pertain to and apply to the securities to which a holder of the number of shares of Common Stock subject to the option would have been entitled. In the event of a dissolution or liquidation of the Corporation or a merger or consolidation in which the Corporation is not the surviving or resulting corporation or which results in a change in control of the Corporation, or a tender or exchange offer which results in a change in control of the Corporation, the Board of Directors or the Stock Option Committee shall determine: (i) whether all or any part of the unexercised portion of any option outstanding under the Plan shall terminate; (ii) whether the options hall become immediately exercisable; or (iii) whether such options may be exchanged for options covering securities of any surviving or resulting corporation, subject to the agreement of any such surviving or resulting corporation, on terms and conditions substantially similar to an option hereunder.

          6.8  Assignability.  No option  shall be  assignable  or  transferable
               -------------
     except by will or by the laws of descent and distribution. During the lifetime of an optionee, the option shall be exercisable only by him.

          6.9  Optionee's  Agreement.  If,  at the time of the  exercise  of any
               ---------------------
     option, it is necessary or desirable, in order to comply with any applicable laws or regulations relating to the sale of securities, that the optionee exercising the option shall agree that he will purchase the shares that are subject to the option for investment and not with any present intention to resell the same, the optionee will, upon the request of the Corporation, execute and deliver to the Corporation an agreement to such effect.

          6.10 Rights as a  Stockholder.  An optionee  shall have no rights as a
               ------------------------
     stockholder with respect to shares covered by his option until the date of the issuance of the shares to him and only after such shares are fully paid.

          6.11 Other Provisions. The option agreements authorized under the Plan
               ----------------
     may contain such other provisions as the Board of Directors shall deem advisable.

     7. Non Employee Director Options. Notwithstanding anything elsewhere in the
        -----------------------------
Plan to the contrary, each person who is a member of the Board of Directors of the Corporation but who is not an employee of the Corporation (a "Non-Employee Director") shall be eligible for grants of stock options under the Plan in accordance with the provisions of this Section 7. The following provisions of this Section 7 shall apply to the granting of stock options to Non-Employee Directors.

          7.1 Grant of Options.  Each individual who is a Non-Employee  Director
              ----------------
     on December 12, 1995 shall receive an initial option grant to purchase 7,500 shares of the Common Stock of the Corporation. Each Non-Employee Director shall receive subsequent grants of stock options to purchase 10,000 shares of Common Stock on March 1st of each year commencing on March 1, 1996 and each year thereafter during the term of the Plan, subject to there being at the time of any such grant sufficient remaining shares of Common Stock available for awards under the Plan. No options shall be granted pursuant to this Section 7 after any date that the Non-Employee Director becomes employed by the Corporation or ceases to be a director of the Corporation. All stock options granted to the Non-Employee Directors shall consist of options that do not qualify as incentive stock options under the Internal Revenue Code.

          7.2 Purchase Price.  The purchase price for each share placed under an
              --------------
     option for a Non-Employee Director shall be equal to 100% of the fair market value of such share on the date the option is granted (as determined pursuant to Section 6.3 hereof).

          7.3  Vesting  and Term.  Except as  otherwise  provided  in Section 13
               -----------------
     hereof, (i) the initial options to purchase 7,500 shares granted as of December 12, 1995 shall be fully vested and immediately exercisable on the date of grant and (ii) the options to purchase 10,000 shares to be granted as of March 1st of each year shall be fully vested and immediately exercisable as to 2,500 shares on the date of grant and shall vest and become exercisable in additional increments of 2,500 shares on June 1st, September 1st and December 1st in the year the option is granted; provided, however, that it shall be a condition to the vesting of each incremental portion of the option that the Non-Employee Director continue to be a Non-Employee Director of the Corporation through the applicable vesting date. The period during which a Non-Employee Director option may be exercised shall be five years from the date of grant, subject to earlier termination as provided in Section 7.5 below.

          7.4 Exercise of Options.  Options granted  pursuant to this Section 7,
              -------------------
     to the extent the option has vested and become exercisable, may be exercised in whole or in part from time to time by written notice to the Corporation accompanied by a certified or bank cashier's check payable to the Corporation for the aggregate purchase price of the number of shares being purchased.

          7.5 Removal for Cause;  Death of Non-Employee  Director.  In the event
              ---------------------------------------------------
     that a Non-Employee Director is removed from the Board of Directors for cause in accordance with applicable law and the Certificate of Incorporation and By-Laws of the Corporation, options granted to such Non-Employee Director pursuant to this Section 7 shall terminate as of the date of such removal and the Non-Employee Director shall have no further rights to exercise any portion of such options. If a Non-Employee Director shall die while serving on the Board of Directors or within any period of time during which any options granted pursuant to this Section 7 are exercisable as provided herein, the Non-Employee Director's estate, personal representative, or beneficiary shall have the right to exercise the options (to the extent exercisable at the date of death) at any time within 12 months from the date of death. Notwithstanding any of the foregoing, in no event may an option granted pursuant to this Section 7 be exercised more than five years after the date of grant.

          7.6 Changes.  All options granted to  Non-Employee  Directors shall be
              -------
     subject to the provisions of Section 6.6  ("Recapitalization")  and Section
     6.7 ("Reorganization of Corporation") hereof.

     8. Term of Plan.  No stock  option  shall be granted  pursuant  to the Plan
        ------------
after December 12, 2005.

     9. Amendments.  The Board of Directors may from time to time amend,  alter,
        ----------
suspend, or discontinue the Plan or alter or amend (including decrease of option price by cancellation and substitution of options or otherwise) any and all option agreements granted thereunder; provided, however, that no such action of the Board of Directors may, without approval of the stockholders, alter the provisions of the Plan so as to (a) materially increase the benefits accruing to participants under the Plan; (b) materially increase the number of securities which may be issued under the Plan; or (c) materially modify the requirements as to eligibility for participation in the Plan; and provided, further, that no amendment may, without the consent of the optionee, affect any then outstanding options or unexercised portions thereof.

     10. No  Obligation  to Exercise  Option.  The  granting of an option  shall
         -----------------------------------
impose no obligation upon the optionee to exercise such an option.

     11.   Registration  under  Securities  Act  of  1933.   Provided  that  the
           ----------------------------------------------
Corporation is filing reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934 or has a class of equity securities registered pursuant to the Securities Exchange Act of 1934, the Corporation will use its best efforts to cause the Common Stock which may be acquired pursuant to the exercise of any option to be registered under the Securities Act of 1933.

     12.  Stockholder  Approval.  The Plan (as  previously  amended and restated
          ---------------------
through December 12, 1995) has been submitted to and approved by the stockholders of the Corporation. The amendment and restatement of the Plan effective as of March 6, 1997 shall not be conditioned upon subsequent stockholder approval.


                                  EXHIBIT 10.17



                                 PROMISSORY NOTE



December 22, 2000                                                    $330,373.00


     FOR VALUE RECEIVED, the undersigned hereby promises to pay to the order of Pre-Paid Legal Services, Inc., an Oklahoma corporation ("Company"), the principal sum of Three Hundred Thirty Thousand Three Hundred Seventy Three and no/100 dollars ($330,373.00), together with interest thereon at the rate of ten percent (10%) per annum from the Effective Date. Payments pursuant to this Note shall be made at the offices of the Company, 321 East Main Street, Ada, Oklahoma 74820 or such other place as the holder may designate in writing, in lawful currency of the United States of America.

     The undersigned agrees to pledge all of his current and future commissions derived from all existing and future memberships from all of his associate accounts with Company or its subsidiaries and options to purchase Company common stock that undersigned now has or acquires during the term of this Note or until its final payment. The Company is not required to rely on the above security for the payment of this Note in the case of default, but may proceed directly against the Promisor.

     The undersigned agrees that if, and as often as, this Note is placed in the hands of an attorney for collection or to defend or enforce any of the holder's rights hereunder, the undersigned will pay to the holder such holder's reasonable attorneys' fees, together with all court costs and other expenses of collection, defense or enforcement incurred by such holder.

     The undersigned and all endorsers, sureties, guarantors and other persons who may be liable for all or any part of this obligation severally waive presentment for payment, protest, demand and notice of nonpayment. Such parties consent to any extension of time (whether one or more) of payment hereof, or release of any party liable for the payment of this obligation. Any such extension or release may be made without notice to any such party and without discharging such party's liability hereunder.

     The Promisor reserves the right to prepay this Note (in whole or in part) prior to the Due Date with no prepayment penalty.

     No renewal or extension of this Note, delay in enforcing any right of the Company under this Note, or assignment by Company of this Note shall affect the liability of the Promisor. All rights of the Company under this Note are cumulative and may be exercised concurrently or consecutively at the Company's option.

     This Note shall be construed in accordance with the laws of the State of Oklahoma.

     If any one or more of the provisions of this Note is determined to be unenforceable, in whole or in part, for any reason, the remaining provisions shall remain fully operative.

     All payments of principal and interest on this Note shall be paid in the legal currency of the United States.

     IN WITNESS HEREOF, this Note has been executed and delivered effective this 22nd of December 2000 (the "Effective Date").


                          /s/ Randy Harp
                          -----------------------------------------------------
                          Randy Harp                               ("Promisor")



                                EXHIBIT 18.1


April 20, 2001



Pre-Paid Legal Services, Inc.
321 East Main Street
Ada, Oklahoma  74821

Dear Sirs/Madam:

We have audited the financial statements of Pre-Paid Legal Services, Inc. (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, included in your Annual Report on Form 10-K to the Securities and Exchange Commission and have issued our report thereon dated April 20, 2001, which expresses an unqualified opinion and includes an explanatory paragraph concerning a change in the Company's method of accounting for advance commission balances. Note 3 to such financial statements contains a description of your adoption during the year ended December 31, 2000 of a change in the method used by the Company to estimate the recoverability of advance commission balances which represents a change in accounting principles. In our judgment, such change is to an alternative accounting principle that is preferable under the circumstances.

Yours truly,


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Tulsa, Oklahoma



                                  EXHIBIT 21.1



                                  EXHIBIT 21.1

                          PRE-PAID LEGAL SERVICES, INC.
                           Subsidiaries of Registrant




                                                  State or         Percentage of
                                                  Province         Ownership by
             Name of Subsidiary                Incorporation         Registrant

Pre-Paid Legal Casualty, Inc.                     Oklahoma              100%

American Legal Services, Inc.                     Oklahoma              100%

Pre-Paid Legal Services, Inc. of Florida          Oklahoma              100%

C & A Investments, Inc.                           Oklahoma              100%

Pre-Paid Legal Administrators, Inc.               Oklahoma              100%

Justice 900, Inc.                                 Oklahoma              100%

Legal Service Plans of Virginia, Inc.             Virginia              100%

Universal Fidelity Life Insurance Company         Oklahoma              100%

Pre-Paid Canadian Holdings, L.L.C.                Oklahoma              100%

National Pre-Paid Legal Services of               Georgia         100% owned by
    Mississippi, Inc.                                             Pre-Paid Legal
                                                               Services, Inc. of
                                                                     Florida

Pre-Paid Legal Services of Tennessee, Inc.       Tennessee       100% owned by
                                                                 Pre-Paid Legal
                                                                 Casualty, Inc.

PPL Legal Care of Canada Corporation            Nova Scotia,     100% owned by
                                                   Canada      Pre-Paid Canadian
                                                                Holdings, L.L.C.



                                  EXHIBIT 23.1




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements No. 33-82144, No. 33-62663, No. 333-53183, No. 333-53187, No. 333-69769 and No.
333-38386 on Form S-8 of Pre-Paid Legal Services, Inc. of our report dated April 20, 2001 appearing in this Annual Report on Form 10-K of Pre-Paid Legal Services, Inc. for the year ended December 31, 2000.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Tulsa, Oklahoma
April 26, 2001




                                  EXHIBIT 99.1



For Immediate Release                              Company        Melanie Lawson
Friday, April 13, 2001                                Contact:    (580) 436-1234

         Pre-Paid Announces Delayed Filing Of Annual Report On Form 10-K

     ADA, OK, April 13, 2001 - Pre-Paid Legal Services, Inc. (NYSE:PPD), today reported that it does not expect to file its Annual Report on Form 10-K on its extended April 16, 2001 due date because of the additional time required to complete its evaluation of comments received from the staff of the Securities and Exchange Commission relating to certain aspects of its accounting for commission advances. As previously reported, the staff of the Securities and Exchange Commission ("SEC") has inquired into Pre-Paid's accounting for commission advances.

     Although the Company  continues to believe  that the  accounting  treatment historically afforded to commission advances is acceptable under generally accepted accounting principles, in light of preliminary comments received from the staff of the SEC, the Company has determined, with the concurrence of its independent auditors, to adopt a new, more conservative method for evaluating the recoverability of its commission advances and will no longer "pool" commission advances for terminated or "D status" associates for purposes of evaluating recoverability. This change in the Company's recoverability evaluation methodology results in a change in accounting principle that will be reflected in the Company's financial statements for the year ended December 31, 2000. Based on preliminary estimates, the aggregate effect of the change is expected to reduce fiscal 2000 net income by approximately $7.2 million ($.32 per basic and diluted share). The cumulative effect of this change on prior years will be reflected as a separate charge and is expected to result in a reduction of fiscal 2000 net income of approximately $4.1 million ($.18 per basic and diluted share). The effect of the change on fiscal 2000 is expected to result in a further reduction of fiscal 2000 net income of approximately $3.1 million ($.14 per basic and diluted share).

     Due to the change described above, the Company now expects to release first quarter 2001 earnings on April 23, 2001. The accounting change described above is expected to result in an additional after-tax charge for the first quarter of 2001 of approximately $600,000 ($.03 per basic and diluted share).

     The Company expects to file its 10-K containing audited financial statements incorporating these changes in the near future. The SEC staff has not reviewed or approved the Company's proposed changes and is expected to continue its review.

     About Pre-Paid Legal Services
     -----------------------------
     Pre-Paid Legal Services develops and markets legal service plans across North America. The plans provide for legal service benefits, including unlimited attorney consultation, will preparation, traffic violation defense, automobile-related criminal charges defense, letter writing, document preparation and review and a general trial defense benefit. More information can be located at the Company's homepage on the worldwide web at http://www.prepaidlegal.com.

     Statements in this press release, including those pertaining to the Company's efforts to resolve accounting questions raised by the staff of the SEC and the effect of those efforts on the Company's financial statements, other than purely historical information, including estimates, projections and statements relating to the Company's future plans and objectives and expected operating results, and statements of the assumptions underlying such statements, constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based on certain assumptions which may not be correct. They are subject to all of the risks and uncertainties incident to the Company's business which are described in the reports and statements filed by the Company with the Securities and Exchange Commission, including (among others) those listed in the Company's Form 10-K. Please refer to page 1 of the Company's 1999 Form 10-K for a more complete description of the factors that could cause actual results to differ materially from those described in the forward-looking statements. In addition, the statements regarding the Company's efforts to resolve accounting questions raised by the SEC staff and the likely effect on the Company's business are subject to the risk that the SEC staff may not concur in the position of the Company with respect to the issues under discussion, including the Company's accounting for commission advances. The Company undertakes no duty to update any of the forward-looking statements in this press release. ###





                                  EXHIBIT 99.2






For Immediate Release                                  Company    Melanie Lawson
Monday, April 2, 2001                                 Contact:    (580) 436-1234



      Pre-Paid Legal Extends Time For Filing Of Annual Report On Form 10-K


     ADA, OK, April 2, 2001 - Pre-Paid Legal Services, Inc. (NYSE:PPD), announced today that its Annual Report on Form 10-K required to be filed with the Securities and Exchange Commission ("SEC") on April 2, 2001 will not be timely filed.

     As previously reported, the SEC has inquired into Pre-Paid's accounting for commission advances. The Company subsequently received additional comments from the SEC staff and is reviewing these comments with its independent public accountants. Pre-Paid intends to continue working with the staff to resolve their questions. As a result, Pre-Paid is unable to finalize its financial statements for the year ended December 31, 2000, and has filed an automatic 15 day extension of time to file its Annual Report on Form 10-K.

     About Pre-Paid Legal Services
     -----------------------------
     Pre-Paid Legal Services develops and markets legal service plans across North America. The plans provide for legal service benefits, including unlimited attorney consultation, will preparation, traffic violation defense, automobile-related criminal charges defense, letter writing, document preparation and review and a general trial defense benefit. More information can be located at the Company's homepage on the worldwide web at http://www.prepaidlegal.com.

     Statements in this press release other than purely historical information, including estimates, projections and statements relating to the Company's future plans and objectives and expected operating results, and statements of the assumptions underlying such statements, constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based on certain assumptions which may not be correct. They are subject to all of the risks and uncertainties incident to the Company's business which are described in the reports and statements filed by the Company with the Securities and Exchange Commission, including (among others) those listed in the Company's Form 10-K. Please refer to page 1 of the Company's 1999 Form 10-K for a more complete description of the factors that could cause actual results to differ materially from those described in the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this press release.





                                  EXHIBIT 99.3





For Immediate Release                                  Company    Melanie Lawson
Friday, March 16, 2001                                Contact:    (580) 436-1234



                    Pre-Paid Legal Services Confirms Inquiry


     ADA, OK, March 16, 2001 - Pre-Paid Legal Services, Inc. (NYSE:PPD), confirmed as reported in today's Wall Street Journal that the Company has responded to a confidential informal inquiry by the Ft. Worth Office of the Division of Enforcement of the Securities and Exchange Commission ("SEC") and has responded to confidential comments made by the SEC's Division of Corporation Finance regarding the Company's 1999 Form 10-K.

     Randy Harp, Chief Operating Officer commented, "As we expected when the recent class actions were filed, we have received inquiries from both the Division of Enforcement and the Division of Corporation Finance of the SEC requesting information relating to our accounting policies for commission advances to sales associates. These are informal inquiries and do not constitute a formal investigation or proceeding. We are cooperating with the staff of the SEC and providing the requested information and expect to continue to do so. We are not able to predict what the outcome of these inquiries may be or when they will be resolved, but we are requesting the SEC to attempt to resolve them as expeditiously as possible."

     About Pre-Paid Legal Services
     -----------------------------
     Pre-Paid Legal Services develops and markets legal service plans across North America. The plans provide for legal service benefits, including unlimited attorney consultation, will preparation, traffic violation defense, automobile-related criminal charges defense, letter writing, document preparation and review and a general trial defense benefit. More information can be located at the Company's homepage on the worldwide web at http://www.prepaidlegal.com.

     Statements in this press release, including those contained in the comments above by Randy Harp, other than purely historical information, including estimates, projections and statements relating to the Company's future plans and objectives and expected operating results, and statements of the assumptions underlying such statements, constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based on certain assumptions which may not be correct. They are subject to all of the risks and uncertainties incident to the Company's business which are described in the reports and statements filed by the Company with the Securities and Exchange Commission, including (among others) those listed in the Company's Form 10-K. Please refer to page 1 of the Company's 1999 Form 10-K for a more complete description of the factors that could cause actual results to differ materially from those described in the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this press release.