Form 10-Q
period 2001-03-31
PRE PAID LEGAL SERVICES INC
filed 2001-05-15
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       or

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
           Yes             No    X
               -------        -------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2001:


Common Stock                     $.01 par value                       21,343,141




                                    CONTENTS


Part I.  Financial Statements

Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets
as of March 31, 2001 (Unaudited) and
December 31, 2000

Consolidated Statements of Income
(Unaudited) for the three months ended
March 31, 2001 and 2000

Consolidated Statements of Comprehensive Income
(Unaudited) for the three months ended
March 31, 2001 and 2000

Consolidated Statements of Cash Flows
(Unaudited) for the three months ended
March 31, 2001 and 2000

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K



ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS

                                                                                                       March 31,       December 31,
                                                                                                         2001              2000
                                                                                                      ------------     ------------
                                                                                                      (Unaudited)
 Current assets:
   Cash and cash equivalents..........................................................................$   11,566       $   11,570
   Available-for-sale investments, at fair value......................................................     1,209            2,448
   Membership income receivable.......................................................................     6,285            6,780
   Inventories........................................................................................     1,065            1,542
   Amount due from coinsurer..........................................................................    14,146           12,242
   Membership commission advance receivables..........................................................    47,444           45,594
                                                                                                      ------------     ------------
       Total current assets...........................................................................    81,715           80,176
 Available-for-sale investments, at fair value........................................................    18,284           21,207
 Investments pledged................................. ................................................     5,986            6,105
 Membership commission advance receivables, net.......................................................   118,295          110,544
 Property and equipment, net..........................................................................    13,056           11,200
 Deferred member and associate service costs..........................................................     9,280            8,494
 Other assets.........................................................................................    10,456            9,562
                                                                                                      ------------     ------------
       Total assets...................................................................................$  257,072       $  247,288
                                                                                                      ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Membership benefits................................................................................$    7,194       $    6,831
   Deferred Membership revenue and fees and associate fees............................................    13,897           12,532
   Accident and health reserves.......................................................................    14,146           12,242
   Life insurance reserves............................................................................       985              976
   Deferred income taxes..............................................................................    14,948           13,951
   Capital lease obligation...........................................................................       139              223
   Accounts payable and accrued expenses..............................................................     9,191            7,096
                                                                                                      ------------     ------------
       Total current liabilities......................................................................    60,500           53,851
 Deferred income taxes................................................................................    41,450           39,065
 Life insurance reserves..............................................................................     7,741            7,656
                                                                                                      ------------     ------------
       Total liabilities..................................... ........................................   109,691          100,572
                                                                                                      ------------      -----------
 Stockholders' equity: Common stock, $.01 par value; 100,000 shares authorized; 24,740 issued   ......       247              247
   Capital in excess of par value.....................................................................    64,949           64,958
   Retained earnings..................................................................................   145,245          132,079
   Accumulated other comprehensive income (loss):
     Unrealized gain (losses) on investments..........................................................       308              (96)
     Unrealized loss from foreign currency translation................................................      (104)             (12)
   Treasury stock, at cost; 3,254 and 2,480 shares held at March 31, 2001 and
December 31, 2000, respectively.......................................................................   (63,264)         (50,460)
                                                                                                      -----------      ------------
     Total stockholders' equity.......................................................................   147,381          146,716
                                                                                                      -----------      ------------
       Total liabilities and stockholders' equity.....................................................$  257,072       $  247,288
                                                                                                      ===========      ============




   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                                 Three months ended
                                                                                      March 31,
                                                                              -------------------------
                                                                                 2001           2000
                                                                              -----------   -----------
                                                                                            (Restated)
Revenues:
  Membership fees...........................................................  $  59,495     $  46,976
  Associate services........................................................     10,137         6,233
  Other.....................................................................      1,186         2,724
                                                                              -----------   -----------
                                                                                 70,818        55,933
                                                                              -----------   -----------
Costs and expenses:
  Membership benefits.......................................................     20,398        15,541
  Commissions...............................................................     14,432        11,743
  Provision for estimated uncollectible Membership
    commission advance receivables..........................................      1,112           619
  Associate services and direct marketing...................................      8,109         4,279
  General and administrative................................................      6,379         5,924
  Life insurance benefits...................................................        278           252
  Other, net................................................................        104           668
                                                                              -----------   -----------
                                                                                 50,812        39,026
                                                                              -----------   -----------
Income before income taxes..................................................     20,006        16,907
Provision for income taxes..................................................      6,840         5,918
                                                                              -----------   -----------
Income before cumulative effect of change in accounting principle...........     13,166        10,989
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables.................................          -        (4,109)
                                                                              -----------   -----------
Net income..................................................................     13,166         6,880
Less dividends on preferred shares..........................................          -             2
                                                                              -----------   -----------
Net income applicable to common stockholders................................  $  13,166     $   6,878
                                                                              ===========   ===========

Basic earnings per common share before cumulative effect of change in
  method of accounting for Membership commission advance receivables........  $     .60    $      .49
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables.................................          -          (.18)
                                                                              -----------   -----------
Basic earnings per common share.............................................  $     .60    $      .31
                                                                              ===========   ===========
Diluted earnings per common share before cumulative effect of change in
  method of accounting for Membership commission advance receivables........  $     .60     $     .48
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables.................................          -          (.18)
                                                                              -----------   -----------
Diluted earnings per common share...........................................  $     .60     $     .30
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




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                                 Three months ended
                                                                                      March 31,
                                                                              -------------------------
                                                                                 2001           2000
                                                                              -----------   -----------
                                                                                            (Restated)
Net income..................................................................  $  13,166     $   6,880

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment...................................        (92)           (4)
  Unrealized gains on investments:
    Unrealized holding gains arising during period,.........................        416            24
      Less: reclassification adjustment for gains included
      in net income.........................................................        (12)            -
                                                                              -----------   -----------
Other comprehensive income, net of income taxes
  of $168 and $11...........................................................        312            20
                                                                              -----------   -----------
Comprehensive income........................................................  $  13,478     $   6,900
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







                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                 Three months ended
                                                                                      March 31,
                                                                              -------------------------
                                                                                 2001           2000
                                                                              -----------   -----------
                                                                                            (Restated)
Cash flows from operating activities:
Net income..................................................................  $  13,166     $   6,880
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Cumulative effect on prior years of change in method of accounting
    for Membership commission advance receivables...........................          -         4,109
  Provision for deferred income taxes.......................................      3,164         3,670
  Provision for uncollectible Membership commission advance receivables.....      1,112           619
  Depreciation and amortization.............................................        948           603
  Decrease (increase) in Membership income receivable.......................        495          (497)
  Decrease (increase) in inventories........................................        477           (38)
  Increase in amount due from coinsurer.....................................     (1,904)          (57)
  Increase in Membership commission advance receivables.....................    (10,713)      (10,858)
  Increase in deferred member and associate service costs...................       (786)       (7,530)
  (Increase) decrease in other assets.......................................       (894)           47
  Increase in accrued Membership benefits...................................        363           384
  Increase  in deferred revenue and fees....................................      1,365         9,012
  Increase in accident and health reserves..................................      1,904            57
  Increase in life insurance reserves.......................................         94             4
  Increase (decrease) in accounts payable and accrued expenses..............      1,994        (1,214)
                                                                              -----------   -----------
    Net cash provided by operating activities...............................     10,785         5,191
                                                                              -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment.......................................     (2,804)       (1,465)
  Purchases of investments - available for sale.............................     (1,031)         (599)
  Maturities and sales of investments - available for sale..................      5,934           130
                                                                              -----------   -----------
        Net cash provided by (used in) investing activities.................      2,099        (1,934)
                                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from sale of common stock........................................          -            69
  Decrease in capital lease obligations.....................................        (84)          (82)
  Purchases of treasury stock...............................................    (12,804)            -
  Dividends paid on preferred stock.........................................          -            (2)
                                                                              -----------   -----------
        Net cash used in financing activities...............................    (12,888)          (15)
                                                                              -----------   -----------

Net (decrease) increase in cash and cash equivalents... ....................         (4)        3,242
Cash and cash equivalents at beginning of period............................     11,570        10,191
                                                                              -----------   -----------
Cash and cash equivalents at end of period..................................  $  11,566     $  13,433
                                                                              ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................................  $       1     $       3
                                                                              ===========   ===========
  Income taxes paid.........................................................  $   1,000     $   1,131
                                                                              ===========   ===========







   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 2001, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2001 and 2000 are unaudited; in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included. The results for the three months ended March 31, 2001 are not considered indicative of the results for the full year.

     These financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS 133, as amended, applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133, as amended, on January 1, 2001 as required. The Company did not hold any derivative instruments at January 1, 2001 and there was no effect on the consolidated financial statements upon the adoption of SFAS 133.

     During 2000, the Company changed its methodology for evaluating the recoverability of its commission advance receivables from terminated or "D status" sales associates. "D status" associates are those that fail to meet the Company's established vesting requirements (by failing to sell at least three new Memberships per quarter or by not retaining a personal Membership). "D status" associates lose their right to any further commissions earned on Memberships previously sold at the time they are placed in "D status" and as a result, the Company is entitled to retain all commission earnings that would be otherwise payable to these terminated associates to recover their commission advance receivable balance.

     Prior to 2000, the Company "pooled" the activity of this "D status" group of former associates and accounted for the group and evaluated the collectibility of their commission advance receivables as if it were a single associate rather than on an associate by associate basis. The Company determined that it would change its methodology in 2000 such that the Company now evaluates the collectibility of "D status" commission advance receivables on an individual associate basis, as it does the commission advance receivables of its active associates. The cumulative effect of this change on prior years is reflected separately in the consolidated statement of income for the three months ended March 31, 2000 and resulted in a reduction in income (net of applicable taxes of $2.2 million) of approximately $4.1 million ($.18 per basic and diluted share) for that quarter. The effect of the change on the three months ended March 31, 2000 resulted in a reduction of income (net of applicable income taxes of $217,000) of approximately $402,000 ($.02 per basic and diluted share).

2.   CONTINGENCIES

     Subsequent to December 31, 2000, the Company and various of its executive officers were named in multiple putative securities class action complaints filed in both the United States District Courts for the Eastern and Western Districts of Oklahoma seeking damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company uses to account for commission advance receivables from sales associates. These complaints have been transferred to Western District of Oklahoma where motions to consolidate them into a single proceeding are pending. As of May 13, 2001, these cases were in the preliminary procedural stages relating to selection of lead counsel and lead plaintiffs as required by the Private Securities Litigation Reform Act of 1995 ("PSLRA"). After the selection of lead plaintiffs and lead counsel, the Company expects that an amended and consolidated complaint will be filed. The Company expects to file a motion to dismiss the complaint. Under PSLRA, discovery is stayed during the pendency of a motion to dismiss. Costs of defense of these cases through the motion to dismiss stage are not expected to be material. While the outcome of these cases is uncertain, the Company believes these actions are without merit and will vigorously defend these actions. However, an unfavorable decision in this litigation could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     In January 2001, the Company received inquiries from the Division of Enforcement of the Securities and Exchange Commission ("SEC") requesting information relating primarily to the Company's accounting policies for commission advance receivables from sales associates. The Division of Enforcement's inquiry is informal and does not constitute a formal investigation or proceeding. At present, the Company is unable to determine the ultimate outcome of this inquiry.

     Also,  in January  2001 and May 2001,  the staff of the SEC's  Division  of
Corporation Finance reveiewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reveiwing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables is not in accordance with GAAP. The Company has determined that it intends to appeal the position of Division of Corporation Finance to the SEC's Office of Chief Accountant. The Company is not able to predict what the outcome of this appeal may be or when it will be resolved, but will continue to cooperate with the staff of the SEC to resolve these matters. While the Company continues to believe that its accounting for commission advance receivables conforms to generally accepted accounting principles in all material respects, there is significant risk that the SEC's Office of Chief Accountant will not agree with the Company's position. If the appeal to the Office of Chief Accountant is resolved adversely to the Company, it could have material adverse effect on the Company's financial condition and results of operations.

     The Company is a named defendant in certain other lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


3.   STOCK REPURCHASES

     The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 3,000,000 shares during subsequent board meetings. At March 31, 2001, the Company had repurchased 2,456,991 shares under these authorizations for a total consideration of $56.4 million, an average price of $22.94 per share.

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

     Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The $3.00 cumulative convertible preferred stock and the special preferred stock are considered to be dilutive common stock equivalents for the fiscal year 2000. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to be purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.


5.   SEGMENT INFORMATION

     The Company derived approximately 99% and 98%, respectively of its revenues and net income from the sale of legal service plans and directly related activities during the three months ended March 31, 2001 and 2000. Revenues and net income from the Company's other operating segment (life insurance, through UFL) were approximately 1% and 2% each of the respective consolidated totals for the three months ended March 31, 2001 and 2000. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The following table sets forth the composition of the segments and total Company revenues, net income and identifiable assets for the three months ended March 31, 2001 and 2000.

                                                                                Three months ended
                                                                                      March 31,
                                                                              -------------------------
                                                                                 2001           2000
                                                                              -----------   -----------
               Revenues:
                   Legal service plans and directly related activities:
                     Legal service plan Membership fees....................    $   59,495    $   46,976
                     Associate services....................................        10,137         6,233
                     Product sales.........................................            20           669
                     Other.................................................           881           883
                                                                              -----------   -----------
                         Total.............................................    $   70,533    $   54,761
                                                                              -----------   -----------
                   Life insurance segment (UFL):
                     Life premiums and other income........................           285         1,172
                                                                              ------------  -----------
                         Total.............................................    $      285    $    1,172
                                                                              -----------   -----------
                            Total..........................................    $   70,818    $   55,933
                                                                              ===========   ===========
                 Interest Income:
                     Legal service plans and directly related activities...    $    1,126    $      700
                     Life insurance segment (UFL)..........................           363           222
                                                                              -----------   -----------
                          Interest income..................................    $    1,489    $      922
                                                                              ===========   ===========
                 Net Income:
                     Legal service plans and directly related activities...    $   12,988    $    6,737
                     Life insurance segment (UFL)..........................           178           143
                                                                              -----------   -----------
                         Net Income........................................    $   13,166    $    6,880
                                                                              ===========   ===========

                 Assets:
                     Legal service plans and directly related activities...    $  229,597    $  187,791
                     Life insurance segment (UFL)..........................        27,475        29,477
                                                                              -----------   -----------
                         Total assets......................................    $  257,072    $  217,268
                                                                              ===========   ===========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The Company reported net income applicable to common shares of $13.2 million, or $.60 per diluted common share, for the three months ended March 31, 2001, up 91% from net income applicable to common stockholders of $6.9 million, or $.30 per diluted common share, for the comparable period of the prior year after an after-tax charge of $4.1 million relating to the cumulative effect on prior years of changing the accounting for Membership commission advance receivables. The increase in the net income applicable to common shares for the 2001 period is primarily the result of increases in Membership fees for 2001 as compared to 2000.

     Membership fees totaled $59.5 million during 2001 compared to $47.0 million for 2000, an increase of 27%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 12% during the three months ended March 31, 2001 to 183,712 from 163,341 during the comparable period of 2000. At March 31, 2001, there were 1,114,437 active Memberships in force compared to 890,264 at March 31, 2000, an increase of 25%. Additionally, the average annual fee per Membership has increased from $237 for all Memberships in force at March 31, 2000 to $246 for all Memberships in force at March 31, 2001, a 4% increase. This increase is a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost and increased sales of the Business Owners' Legal Solutions plan.

     Associate services revenue increased 63% from $6.2 million for the first three months of 2000 to $10.1 million during the same period of 2001 primarily as a result of more new associates recruited and of the Fast Start program which generated training fees of approximately $6.0 million during the first three months of 2001 compared to $3.5 million for the comparable period of 2000. The field training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provided for the payment of certain training bonuses through March 31, 2001. The $6.0 million and $3.5 million for the three month periods ending March 31, 2001 and 2000, respectively, in training fees was comprised of $184 from each of approximately 32,790 new sales associates who elected to participate in Fast Start during the first three months of 2001 compared to 19,240 that participated during the comparable quarter of 2000. New associates enrolled during the first three months of 2001 were 34,286 compared to 21,238 for the same period of 2000, an increase of 61%. Effective April 2001, the Company modified its compensation plan to consolidate the lower four levels of its compensation structure into two levels. At the same time, the Company implemented a two-year advance at the lowest commission level for associates who participate in the training program. Associates who do not participate in the training program receive only earned commissions until they meet the advancement qualification requiring them to produce 50 new memberships in their organization in order to advance to the next compensation level and qualify for up to 3 years commission advance.

     Other income decreased from $2.7 million for the first three months of 2000 to $1.2 million during the same period of 2001, primarily due to a reduction in product sales and UFL's claims processing revenue.

     Primarily as a result of the increase in Membership fees and associate services, total revenues increased to $70.8 million for the three months ended March 31, 2001 from $55.9 million during the comparable period of 2000, an increase of 27%.

     Membership benefits totaled $20.4 million for the three months ended March 31, 2001 compared to $15.5 million for the comparable period of 2000, and represented 34.3% and 33.1% of Membership fees for 2001 and 2000, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near 35% as substantially all active Memberships provide for a capitated benefit.

     Commission expense was $14.4 million for the three months ended March 31, 2001 compared to $11.7 million for the comparable period of 2000, and represented 24.3% and 25.0% of Membership fees for such periods. Commission expense, as a percentage of Membership fees, should remain at or near 25% of Membership fees based on the existing commission structure.

     The provision for estimated uncollectible Membership commission advance receivables was $1.1 million for the three months ended March 31,2001 compared to $619,000 for the comparable period of 2000, and represented 1.9% and 1.3% of Membership fees, respectively.

     Associate services and direct marketing expenses increased to $8.1 million for the three months ended March 31, 2001 from $4.3 million for the comparable period of 2000. Fast Start bonuses incurred were approximately $3.6 million during the first three months of 2001 compared to $1.8 million in the same period of 2000. Additional costs due to increased enrollment of new associates and purchases of marketing and promotional supplies by associates also contributed to the increase. These expenses also include marketing costs, other than commissions, that are directly associated with new Membership sales.

     General and administrative expenses during the three months ended March 31, 2001 and 2000 were $6.4 million and $5.9 million, respectively, and represented 10.7% and 12.6% of Membership fees for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of Membership fees as a result of certain economies of scale.

     Other expenses decreased 84% from $668,000 for the first three months of 2000 to $104,000 for the comparable period of 2001. Fee income on certain commission advance receivables was $582,000 for the first three months of 2001 compared to $357,000 for the comparable period in 2000. Depreciation and amortization increased to $948,000 for the first three months of 2001 from $603,000 for the comparable period of 2000. Product costs declined by approximately $542,000 from the first three months of 2000.

     The Company has recorded a provision for income taxes of $6.8 million (34.2% of pretax income) for the first three months of 2001 compared to $5.9 million (35% of pretax income) for the same period of 2000.

     The Company did not pay dividends during the first three months of 2001 due to the fact that during the second quarter of 2000, all shares of preferred stock were converted into shares of common stock or repurchased by the Company. Dividends paid on outstanding preferred stock were $2,000 for the three-month period ended March 31, 2000.

     The Company and several of its officers and directors have been named as defendants in numerous putative class actions pending in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws in connection with the Company's accounting policies with respect to payments made to sales associates as commission advances. See
Note 2 (Contingencies) to Consolidated Financial Statements. If the class actions are resolved adversely to the Company, there could be a material adverse effect on the Company's financial condition, results of operations and liquidity.

     In January 2001, the Company received inquiries from the Division of Enforcement of the Securities and Exchange Commission ("SEC") requesting information relating primarily to the Company's accounting policies for commission advance receivables from sales associates. The Division of Enforcement's inquiry is informal and does not constitute a formal investigation or proceeding. At present, the Company is unable to determine the ultimate outcome of this inquiry.

     Also,  in January  2001 and May 2001,  the staff of the SEC's  Division  of
Corporation Finance reveiewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reveiwing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables is not in accordance with GAAP. The Company has determined that it intends to appeal the position of Division of Corporation Finance to the SEC's Office of Chief Accountant. The Company is not able to predict what the outcome of this appeal may be or when it will be resolved, but will continue to cooperate with the staff of the SEC to resolve these matters. While the Company continues to believe that its accounting for commission advance receivables conforms to generally accepted accounting principles in all material respects, there is significant risk that the SEC's Office of Chief Accountant will not agree with the Company's position. If the appeal to the Office of Chief Accountant is resolved adversely to the Company, it could have material adverse effect on the Company's financial condition and results of operations.

Liquidity and Capital Resources

     General
     Consolidated net cash provided by operating activities was $10.8 million for the first three months of 2001 compared to cash provided of $5.2 million for the 2000 period. The increase of $5.6 million in cash provided by operating activities during the first three months of 2001 compared to the same period of 2000 resulted primarily from the increase in net income of $6.3 million.

     Consolidated net cash provided by investing activities was $2.1 million for the first three months of 2001 compared to net cash used in investing activities of $1.9 million for the comparable period of 2000. This $4.0 million increase in cash provided by investing activities resulted primarily from the $5.8 million change in the maturities and sales of investments offset by a $400,000 increase in the purchases of investments and the $1.3 million increase in net additions to property and equipment.

     Net cash used in financing activities during the first three months of 2001 was $12.9 million compared to $15,000 for the comparable period of 2000. This $12.9 million change was primarily comprised of the $12.8 million used to reacquire treasury stock during the first three months of 2001.

     The Company had a consolidated working capital surplus of $21.2 million at March 31, 2001, a decrease of $5.1 million compared to a consolidated working capital of $26.3 million at December 31, 2000. The $5.1 million decrease in working capital during the first three months of 2001 was primarily the result of a $1.4 million increase in deferred Membership revenue and fees and associate fees, and a $2.1 million increase in accounts payable and accrued expenses.

     At March 31, 2001 the Company reported $37.0 million in cash and investments (after utilizing more than $12.8 million to repurchase approximately 774,000 shares of its common stock during the three months ending March 31,
2001) compared to $41.3 million at December 31, 2000. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the three months ended March 31, 2001, the Company advanced commissions of $25.2 million on new Membership sales compared to $22.7 million for the same period of 2000. Since approximately 94% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and commissions payable on those Memberships are withheld to recover the advance. Commission advance receivables were reduced by earned commissions payable of $14.4 million and $11.7 million for the three-month periods ended March 31, 2001 and 2000, respectively. The Company assesses collectibility of its commission advance receivables quarterly and has recorded an allowance of $12.8 million to provide for estimated uncollectible balances.

Commission advance receivable activity for three months ended March 31, 2001 is as follows:

Beginning commission advance receivables.....  .................   $   167,193
Commission advances.............................................        25,200
Recovery of advanced commissions................................       (14,487)
Write-offs......................................................          (540)
                                                                   ------------
Ending commission advance receivables...........................       177,366
Allowance for unrecoverable commission advance receivables......       (11,627)
Ending commission advance receivables, net......................   ------------
                                                                   $   165,739
                                                                   ============

Commission advance receivables as of March 31, 2001 are as follows:

Active sales associates.........................................   $   155,065
"D status" sales associates.....................................        22,301
Allowance for unrecoverable commission advance receivables......       (11,627)
Commission advance receivables, net......... ...................   ------------
                                                                   $   165,739
                                                                   ============


     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at March 31, 2001 of $31.0 million. The Company expects to maintain cash and investment balances on an on-going basis of approximately $30 to $40 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as stock repurchases. The Company continues to consider incurring indebtedness in order to continue or increase the rate of stock repurchases, including financing its new corporate headquarters in order to allow cash flow from operations to continue to be used to repurchase stock.


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


FORWARD - LOOKING STATEMENTS


     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, expected operating results, and statements regarding accounting issues raised by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (See Note 2 (Contingencies) to the Consolidated Financial Statements), and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on the Company's historical operating trends and financial condition as of March 31, 2001 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including (among others) those listed in the Company's Annual Report on Form 10-K and in Note 2 to the Consolidated Financial Statements included herein. Please refer to page 30 of the Company's 2000 Annual Report on Form 10-K and page 8 herein for a more complete description of the factors that could cause actual results to differ materially from those described in the forward-looking statements. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

Risk Factors

     As noted above there are a number of risk factors which could affect our financial condition or results of operations. The status of pending SEC inquiries with respect to certain of our accounting practices has been updated as described in Note 2 (Contingencies) and Item 1, Legal Proceedings. Please refer to page 30 and 31 of the Company's 2000 Annual Report on Form 10-K for a description of other risk factors.


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

     As of March 31, 2001, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                                        Estimated
                                                                                                        fair value
                                                                                                          after
                                                                                     Hypothetical      hypothetical
                                                                                  change in interest    change in
                                                                                         rate            interest
                                                                 Fair Value       (bp=basis points)       rate
                                                               ---------------  ---------------------- -------------
                                                                            (Dollars in thousands)

Fixed-maturity investments at March 31, 2001 (1)............        $21,435       100 bp increase        $  20,546
                                                                                  200 bp increase           19,721
                                                                                  50 bp decrease            21,754
                                                                                  100 bp decrease           22,238

Fixed-maturity investments at December 31, 2000 (1).........        $25,480       100 bp increase        $  24,635
                                                                                  200 bp increase           23,773
                                                                                  50 bp decrease            25,882
                                                                                  100 bp decrease           26,261

--------------------
(1) Excluding short-term investments with a fair value of $3.5 million and $3.9 million at March 31, 2001 and December 31, 2000, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2001 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $1.7 million at that date. At December 31, 2000, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $1.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.






                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
        ------------------

    In January 2001, the Company received inquiries from the Division of Enforcement of the Securities and Exchange Commission ("SEC") requesting information relating primarily to the Company's accounting policies for commission advance receivables from sales associates. The Division of Enforcement's inquiry is informal and does not constitute a formal investigation or proceeding. At present, the Company is unable to determine the ultimate outcome of this inquiry.

     Also,  in January  2001 and May 2001,  the staff of the SEC's  Division  of
Corporation Finance reveiewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reveiwing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables is not in accordance with GAAP. The Company has determined that it intends to appeal the position of Division of Corporation Finance to the SEC's Office of Chief Accountant. The Company is not able to predict what the outcome of this appeal may be or when it will be resolved, but will continue to cooperate with the staff of the SEC to resolve these matters. While the Company continues to believe that its accounting for commission advance receivables conforms to generally accepted accounting principles in all material respects, there is significant risk that the SEC's Office of Chief Accountant will not agree with the Company's position. If the appeal to the Office of Chief Accountant is resolved adversely to the Company, it could have material adverse effect on the Company's financial condition and results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

           No.          Description
           ----         ------------------
           11.1         Statement Regarding Computation of Per Share Earnings


(b) Reports on Form 8-K: The Company filed Form 8-K dated January 25, 2001 providing under Item 5 additional information pertaining to the Company's Membership commission advance receivables.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              PRE-PAID LEGAL SERVICES, INC.





Date: May 15, 2001                            /s/ Randy Harp
                                              --------------------------------
                                              Randy Harp
                                              Chief Operating Officer
                                              (Duly Authorized Officer)



Date: May 15, 2001                            /s/ Steve Williamson
                                              --------------------------------
                                              Steve Williamson
                                              Chief Financial Officer
                                              (Principal Accounting Officer)






                                  EXHIBIT INDEX


  No.                                 Description
------        -----------------------------------------------------
  11.1        Statement Regarding Computation of Per Share Earnings














                                  EXHIBIT 11.1





                          PRE-PAID LEGAL SERVICES, INC.
                 Statement re Computation of Per Share Earnings
                       (In 000's except per share amounts)
                                   (Unaudited)

                                                                                 Three months ended
                                                                                      March 31,
                                                                              -------------------------
                                                                                 2001           2000
                                                                              -----------   -----------
                                                                                            (Restated)


Basic Earnings Per Share:
Earnings:
Income before cumulative effect of change in accounting principle...........  $  13,166     $  10,989
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables.................................          -        (4,109)
                                                                              -----------   -----------
Net income..................................................................     13,166         6,880
Less dividends on preferred shares..........................................          -             2
                                                                              -----------   -----------
Net income applicable to common stockholders................................  $  13,166     $   6,878
                                                                              ===========   ===========
Shares:
Weighted average shares outstanding.........................................     22,002        22,549
                                                                              ===========   ===========
Basic earnings per common share before cumulative effect of change in
  accounting method.........................................................  $     .60     $     .49
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables.................................          -          (.18)
                                                                              -----------   -----------
Basic earnings per common share.............................................  $     .60     $     .31
                                                                              ===========   ===========


Diluted Earnings Per Share:

Earnings:
Income before cumulative effect of change in accounting principle...........  $  13,166     $   6,880
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables.................................          -        (4,109)
                                                                              -----------   -----------
Income available to common stockholders after assumed conversions...........  $  13,166     $   6,880
                                                                              ===========   ===========

Shares:
Weighted average shares outstanding.........................................     22,002        22,549
Assumed conversion of preferred stock.......................................          -            70
Assumed exercise of options.................................................         31           164
                                                                              -----------   -----------
Weighted average number of shares, as adjusted..............................     22,033        23,374
                                                                              ===========   ===========
Diluted earnings per common share before cumulative effect on prior years of change in accounting method for Membership commission
 advance receivables........................................................  $     .60     $     .48
Cumulative effect on prior years of change in method of accounting for
  Membership commission advance receivables.................................          -          (.18)
                                                                              -----------   -----------
Diluted earnings per common share...........................................  $     .60     $     .30
                                                                              ===========   ===========