Form 10-K/A
period 2000-12-31
PRE PAID LEGAL SERVICES INC
filed 2001-06-28
CIK 311657

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

The undersigned registrant hereby amends the following items, financial statements, exhibits of other portions of its Annual Report on Form 10-K pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2000, as set forth below and in the pages attached hereto.

     Part IV, Item 14 - "Exhibits and Reports on Form 8-K" is amended (i) to include as Exhibit 99.4 the attached financial information relating to The Employee Stock Option Ownership and Thrift Plan and Trust ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 2000, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the Consent of Deloitte & Touche LLP relating to the use of their report which is included as part of Exhibit 99.4.

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


Date: June 28, 2001



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

10.17           Demand Note of Randy Harp dated December 22, 2000 in favor of the Company

18.1            Letter re: Change in accounting principles

+21.1           List of Subsidiaries of the Company

+23.1           Consent of Deloitte & Touche LLP

++23.2          Consent of Deloitte & Touche LLP relating to report concerning plan financial information included as part of Exhibit 99.4.

+99.1           Press release dated April 13, 2001

+99.2           Press release dated April 2, 2001

+99.3           Press release dated March 16, 2001

++99.4          Financial Information relating to the Pre-Paid Legal Services,
                Inc. Employee Stock Ownership and Thrift Plan Trust, as required by Form 11-K for the fiscal year of the plan ended December 31, 2000.

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+       Previously filed.

++      Filed herewith.



INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-82144 of Pre-Paid Legal Services, Inc. on Form S-8 of our report dated June 15, 2001 on the financial statements of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust for the year ended December 31, 2000 appearing in this Amendment No. 1 on Form 10K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2000.


/s/  Deloitte & Touche LLP
Deloitte & Touche LLP
Tulsa, Oklahoma
June 28, 2001




    Pre-Paid Legal Services, Inc.
    Employee Stock Ownership and Thrift Plan and Trust
    Financial Statements
    For the Years Ended December 31, 2000 and 1999, Supplemental Schedules as of December 31, 2000, and Independent Auditors' Report



INDEPENDENT AUDITORS' REPORT


To the Trustees and Participants of the
   Pre-Paid Legal Services, Inc.
   Employee Stock Ownership and
   Thrift Plan and Trust:

We have audited the accompanying statements of net assets available for benefits of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust (the "Plan") as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000 and 1999, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes as of December 31, 2000 and of reportable transactions for the year ended December 31, 2000 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2000 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic 2000 financial statements taken as a whole.



Deloitte & Touche LLP
Tulsa, Oklahoma
June 15, 2001




Pre-Paid Legal Services, Inc.
Employee Stock Ownership and Thrift Plan and Trust


Statements of Net Assets Available for Benefits
--------------------------------------------------------------------------------



                                                                               December 31,
                                                                          2000               1999
                                                                          ----               ----
Assets

Cash and cash equivalents                                             $    224,112        $    205,235
Investments, at fair value:
   Pre-Paid Legal Services, Inc. common stock                            4,355,987           3,883,704
   Participant-directed mutual funds                                       937,921             819,266
Receivables:
   Employer contribution                                                   161,973             130,281
   Participants' elective deferrals                                          7,133               5,383
                                                                      ------------         -----------
     Net assets available for benefits                                $  5,687,126         $ 5,043,869
                                                                      ============         ===========





Pre-Paid Legal Services, Inc.
Employee Stock Ownership and Thrift Plan and Trust


Statements of Changes in Net Assets Available for Benefits
--------------------------------------------------------------------------------



                                                                                Year Ended
                                                                               December 31,
                                                                          2000               1999
                                                                          ----               ----
Additions to net assets:
   Net investment income (loss):
     Net appreciation (depreciation) in fair value of
           Investments                                                  $   256,883        $ (1,482,943)
     Interest and dividend income                                            50,735              64,533
                                                                        ------------       -------------
                                                                            307,618          (1,418,410)
                                                                        ------------       -------------
  Contributions:
     Employer (Pre-Paid Legal Services, Inc.
       common stock)                                                        161,973             130,281
     Participants                                                           292,978             234,719
                                                                        -----------         ------------
                                                                            454,951             365,000
                                                                        ------------        ------------

     Total additions (reductions)                                           762,569          (1,053,410)
                                                                        ------------        ------------
Deductions from net assets -
   Benefits paid to participants                                            119,312           1,204,237
                                                                        ------------        ------------

     Net increase (decrease) in net assets                                  643,257          (2,257,647)

Net assets available for benefits:
   Beginning of year                                                      5,043,869           7,301,516
                                                                       -------------       -------------
   End of year                                                         $  5,687,126        $  5,043,869
                                                                       =============       =============



Pre-Paid Legal Services, Inc.
Employee Stock Ownership and Thrift Plan and Trust


Notes to Financial Statements
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------


1.   Formation of the Plan and Summary of Significant Accounting Policies

The Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust (the "Plan") was established on January 1, 1988 for the benefit of the employees of Pre-Paid Legal Services, Inc. and its subsidiaries (the "Company"). The Plan is administered by a committee of two employees appointed by the Company (the "Committee"). The Committee also serves as the Plan's Trustee and Investment Manager.

Under the terms of the Plan, the Committee may acquire, hold and dispose of all cash and investments, including common and preferred stock of the Company, through a trust fund. Participants who have attained the age of fifty-five (55) have the right to make an election to direct the Trustee as to the investment of their accounts. Such participants may elect to diversify up to one-hundred percent (100%) of their deferred compensation accounts and the vested portion of their Company Contribution Accounts in one or more "no load" mutual funds of any regulated investment company as defined by Section 851 of the Internal Revenue Code.

Each Participant or Beneficiary shall have the sole right to vote shares of Company common stock allocated to such Participant's account. The right to vote such shares shall be exercised by directing the Committee as to the manner in which such shares shall be voted.

The following is a summary of the Plan's significant accounting policies:

Basis of Accounting

The Plan's financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles").

Cash and Cash Equivalents

Cash and cash equivalents consist of the Plan's linked cash and money fund accounts at a national brokerage firm. Money fund amounts have a unit value of $1, and balances are immediately accessible by the Plan.

Investments

Investments are presented at fair value as measured by market prices in active markets, including national securities exchanges. The cost of Company common stock sold is determined on the basis of average cost. Actual cost is used as a basis for sales of all other investments. Investment transactions are recorded on a trade date basis.

Non-Cash Contributions

Contributions of Company common stock are recorded at fair value as determined by using the average closing price of Company common stock as quoted on the New York Stock Exchange for each day when the stock is traded during the twenty (20) day period immediately preceding the date of contribution.

Expenses

The Company elected to pay all of the Plan's administration expenses in 2000 and 1999 although it is not obligated to do so. Any expenses not paid by the Company would be paid by the Plan.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates. Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for plan benefits. Since December 31, 2000, the market price of the Company's common stock has declined.

2.   Plan Description

The following brief description of the provisions of the Plan is provided for general information purposes only. Participants should refer to the Plan agreement for more complete information.

General

The Plan is a defined contribution plan covering certain employees of the Company and employees of affiliated companies which are included in the Company's consolidated tax return. The plan year end is December 31. All employees at least 21 years of age are eligible to enroll in the Plan on January 1 or July 1 following the date the employee completes one year of service (1,000 hours) within twelve (12) consecutive months of their employment date.

Types of contributions provided for in the Plan are:

Discretionary Matching Company Contributions

The Company may make discretionary contributions to the Plan for each plan year. The contributions may vary from year to year and shall be determined by written action of the Board of Directors of the Company. Contributions may be made only out of the Company's consolidated net profits before federal and state income taxes from the current or a preceding plan year. The Company's contribution may be paid to the Trustee either in cash, qualified employer securities or in other property. In 2000 and 1999 all Company contributions were made in qualified employer securities.

The Discretionary Matching Company Contribution is an amount determined, in the sole discretion of the Company, and added to amounts forfeited by other participants, to match the following percentages of participants' deferred compensation contributions (up to a maximum of six percent (6%)) for the plan year. The Discretionary Matching Company Contribution is allocated at the end of each plan year to each participant's Company Contribution Account based on the following percentages:

                             Years of Service on
                                  First Day          Matching Percentages
                                of Plan Year

                                    0 - 5                    50%
                                   6 - 10                    75%
                                 11 or more                  100%

Employee Deferred Compensation Contributions

A participant may elect to defer a portion of his compensation in the form of a contribution to his deferred compensation account under the Plan. Participants contribute to the Plan on a pre-tax basis only. Subject to the limitations contained in the Plan, a participant may elect to defer any portion of his compensation. However, a participant may never defer more than the lesser of the Internal Revenue Service limitation ($10,500 in 2000 and 10,000 in 1999) in any plan year or a percentage of compensation greater than the maximum percentage of compensation determined annually by the Committee.

Separate accounts are maintained for each participant in the Plan. When an election is made by the participant to defer part of his compensation, an Employee Deferred Compensation Account is established. Each participant will also have a Company Contribution Account consisting of discretionary matching contributions made by the Company and a proportionate share of forfeitures.

All amounts in the participant's accounts are placed in a trust fund and invested by the Trustee. The Trustee must invest the trust fund solely in the interest of and for the exclusive purpose of providing benefits to the participants and their beneficiaries while minimizing the expenses of administering the Plan. Under the terms of the Plan, all Company contributions and up to seventy-five percent (75%) of the participant's contributions may be invested in common stock of the Company or in preferred stock convertible into common stock of the Company at a conversion price which, as of the date of acquisition by the Plan, is reasonable. Such securities are termed qualified employer securities.

Participants who have reached the age of fifty-five (55) may elect to diversify up to one-hundred percent (100%) of their Employee Deferred Compensation Accounts and the vested portion of their Company contribution accounts in one or more qualifying "no load" mutual funds.

A participant will be entitled to his Employee Deferred Compensation Account at the normal retirement date (age fifty-nine and one-half (59 1/2)), or upon permanent disability, death, separation from employment, or in the case of hardship (as determined by the Committee).

A participant will be entitled to the full amount credited to his Company Contribution Account at the normal retirement date, or upon permanent disability or death. If a participant terminates employment for any reason after he has completed at least one (1) year of service, he will be entitled to receive a portion or all of his account, depending on his years of service. The percentage of the Company Contribution Account to which a participant is entitled, and the percentage forfeited if a participant leaves the Company for reasons other than retirement, permanent disability or death prior to becoming fully vested, is computed according to the following formula:

                                                          Vested               Forfeited
                     Years of Service                   Percentage            Percentage

                     Less than 1                             0%                   100%
                     1 but less than 2                      20%                    80%
                     2 but less than 3                      40%                    60%
                     3 but less than 4                      60%                    40%
                     4 but less than 5                      80%                    20%
                     5 or more                              100%                   0%


A participant will always be fully vested in his Employee Deferred Compensation Account, regardless of his years of service.

The Company may amend the Plan at any time to conform to the Internal Revenue Code, Treasury Regulations and rulings thereunder. The Company has the right to terminate the Plan at any time upon prior written notice to the Trustee and may direct the Trustee to liquidate the shares of participants in the trust fund. Upon termination or permanent suspension of contributions, the accounts of all participants affected thereby shall become nonforfeitable and shall be distributed within twenty-five (25) months of the termination.

3.       Investments

At December 31, 2000 and 1999, the Plan held 170,823 and 161,821 shares, respectively, of the Company's common stock with a cost of $1,126,512 and $757,747, respectively. Other than the Company's common stock (which is a nonparticipant-directed investment), investments of the Plan which represented five percent or more of the Plan's net assets available for benefits at December 31, 2000 and 1999 were participant-directed investments of $452,415 and $404,301, respectively, held in the Federated Investors Automated Cash Management Trust SS.

4.   Nonparticipant-directed Investments

Information regarding the Plan's nonparticipant-directed investment in the Company's common stock at December 31, 2000 and 1999 is included in Note 3 above. Significant components of the changes in net assets relating to nonparticipant-directed investments (including activity in the Plan's cash and cash equivalents) for the years ended December 31, 2000 and 1999 is as follows:


                                                                                2000             1999
                                                                                ----             ----
      Net investment gain (loss)                                              $254,731        $(1,470,996)
      Contributions:
         Employer                                                              161,973            130,281
         Employee                                                              292,978            234,719
      Benefits paid to participants                                           (119,312)          (233,126)
      Transfers to participant-directed investments                            (65,768)           (68,010)
                                                                           ------------       ------------
      Total                                                                   $524,602        $(1,407,132)
                                                                           ------------       ------------

5.       Tax Status

A favorable determination letter dated June 22, 1993 was received from the Internal Revenue Service indicating that the Plan, as amended through December 17, 1991, qualifies under Section 401(a) of the Internal Revenue Code and is exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been amended since receiving the determination letter. However, the Company and the Committee believe that the Plan is currently designed and operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, the Company and the Committee believe that the Plan continues to be qualified and no provision for income taxes has been included in the Plan's financial statements.

6.

Distributions

Former participants are entitled to receive distribution of the vested portion of their account balance sixty days after the plan year end. The former participants may request distribution of their accounts in the form of Company common stock or cash. The ability of the Plan to make distributions in cash depends, in part, on the cash available within the Plan to purchase the former participant's vested shares of the Company's common stock. Former participants who have elected to diversify all or a portion of their Plan accounts into qualified "no load" mutual fund investments will receive a distribution of mutual fund shares or cash. Distributions made in 2000 consisted of 1,932 shares of the Company's common stock and cash of $63,380. Distributions made in 1999 consisted of 7,431 shares of the Company's common stock and cash of $998,519.

Former participants who terminated employment during 2000 and had not yet received distribution of their account at December 31, 2000 will receive distribution in 2001. The balance due former participants at December 31, 2000 included 592 shares of the Company's common stock and cash of $4,365. The balance due former participants at December 31, 1999 included 1,776 shares of the Company's common stock and cash of $10,454.



Pre-Paid Legal Services, Inc.
Employee Stock Ownership and Thrift Plan and Trust

Schedule H, Line 4i - Schedule of Assets Held for Investment Purposes at End of Year
December 31, 2000
------------------------------------------------------------------------------------------------------------
  (a)                (b)                                    (c)                          (d)             (e)
                                           Description of Investment, Including
      Identity of Issue, Borrower,            Maturity Date, Rate of Interest,                        Current
         Lessor or Similar Party             Collateral, Par, or Maturity Value       Cost            Value

Corporate Common Stock:

*     Pre-Paid Legal Services, Inc.        170,823 shares                             $ 1,126,512      $4,355,987
                                                                                    --------------  --------------

Short-Term Funds
     Federated Investors                 Automated Cash Management Trust SS,
                                         452,415 units                                    452,415         452,415

      Merrill Lynch - Money Funds         CMA Government Securities Fund,                 224,112         224,112
                                          224,112 units

      American Funds                      U.S. Treasury Money Fund of America,            220,490         220,490
                                          220,490 units

      Morgan Stanley Dean Witter          Dividend Growth Securities B,                   187,067         183,401
                                          3,407 units

      Vanguard Group                      Health Care Fund,                                66,427          77,084
                                          581 units

      Vanguard Group                      500 Index Fund,                                   4,785           4,530
                                          37 units

      Morgan Stanley Dean Witter          Liquid Asset Fund,                                    1               1
                                                                                    --------------  --------------
                                          1 unit
                                                                                        1,155,297       1,162,033
                                                                                    --------------  --------------

TOTAL INVESTMENTS                                                                      $2,281,809      $5,518,020
                                                                                    ==============  ==============

*     Party-in-interest to the Plan


Pre-Paid Legal Services, Inc.
Employee Stock Ownership and Thrift Plan and Trust

Schedule H, Line 4j - Schedule of Reportable Transactions
Year Ended December 31, 2000
--------------------------------------------------------------------------------

Series of Transactions Involving a Net Amount in Excess of Five Percent Of the
Current Value of Plan Net Assets at the Beginning of the Year:

                                                                                                     (h)
                                           (b)                                                 Current Value
           (a)                    Description of Asset             (c)                          of Asset on           (i)
       Identity of            (including interest rate and      Purchase         (g)            Transaction         Net Gain
      Party Involved            maturity in case of loan)         Price      Cost of Asset          Date            or (Loss)


*Pre-Paid Legal Services,             Common Stock,
           Inc.                        7 Purchases              $266,108       $266,108            $266,108           -










  *Party-in-interest to the Plan



