Form 10-Q
period 2001-06-30
PRE PAID LEGAL SERVICES INC
filed 2001-08-15
CIK 311657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                                       or

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

     Yes          No   X
         -------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 2001:


Common Stock                     $.01 par value                       21,350,908





                                TABLE OF CONTENTS

Part I.  Financial Statements

Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets
(Unaudited) as of June 30, 2001 and December 31, 2000

Consolidated Statements of Income
(Unaudited) for the six months ended June 30, 2001 and 2000

Consolidated Statements of Comprehensive Income
(Unaudited) for the six months ended June 30, 2001 and 2000

Consolidated Statements of Income
(Unaudited) for the three months ended June 30, 2001 and 2000

Consolidated Statements of Comprehensive Income
(Unaudited) for the three months ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows
(Unaudited) for the six months ended June 30, 2001 and 2000

Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Part II. Other Information

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures



ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT
         ----------------------------------

    On August 1, 2001, the Company and its independent auditor, Deloitte & Touche, LLP, mutually agreed to terminate their auditor-client relationship. The Company is currently in the process of selecting new independent auditors. As a result, the financial information included in this Form 10-Q has not been subjected to a timely quarterly review as required by Rule 10-01(d) of Regulation S-X.




                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)
                                   (Unaudited)


                                                                                    June 30,         December 31,
 ASSETS                                                                               2001               2000
 Current assets:                                                                                      (Restated)
                                                                                  ---------------    ---------------

   Cash and cash equivalents...................................................   $       10,184     $       11,570
   Available-for-sale investments, at fair value...............................            1,282              2,448
   Membership income receivable................................................            6,189              6,780
   Inventories.................................................................              988              1,542
   Amount due from coinsurer...................................................           14,449             12,242
   Deferred income taxes.......................................................            2,374              2,007
   Deferred member and associate service costs.................................            5,370              5,029
                                                                                  ---------------    ---------------
       Total current assets....................................................           40,836             41,618
 Available-for-sale investments, at fair value.................................           17,697             21,207
 Investments pledged...........................................................            6,139              6,105
 Property and equipment, net...................................................           13,321             11,200
 Deferred member and associate service costs...................................            4,063              3,465
 Other assets..................................................................           11,083              9,562
                                                                                  ---------------    ---------------
       Total assets............................................................   $       93,139     $       93,157
                                                                                  ---------------    ---------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Membership benefits.........................................................   $        7,585     $        6,831
   Deferred Membership revenue and fees and associate fees.....................           10,407              9,449
   Accident and health reserves................................................           14,449             12,242
   Life insurance reserves.....................................................              968                976
   Capital lease obligation....................................................               82                223
   Accounts payable and accrued expenses.......................................            5,696              7,096
                                                                                  ---------------    ---------------
       Total current liabilities...............................................           39,187             36,817
 Deferred Membership revenue and fees and associate fees.......................            4,063              3,083
 Deferred income taxes.........................................................              572                376
 Life insurance reserves.......................................................            7,744              7,656
                                                                                  ---------------    ---------------
       Total liabilities.......................................................           51,566             47,932
                                                                                  ---------------    ---------------
 Stockholders' equity:
   Common stock, $.01 par value; 100,000 shares authorized; 24,747 issued......              247                247
   Capital in excess of par value..............................................           65,117             64,958
   Retained earnings...........................................................           42,258             30,588
   Accumulated other comprehensive income (loss):
     Unrealized gain (losses) on investments...................................              224                (96)
     Unrealized gain (loss) from foreign currency translation..................                7                (12)
   Treasury stock, at cost; 3,397 and 2,480 shares held at June 30, 2001
     and December 31, 2000, respectively.......................................          (66,280)           (50,460)
                                                                                  ---------------    ---------------
     Total stockholders' equity................................................           41,573             45,225
                                                                                  ---------------    ---------------
       Total liabilities and stockholders' equity..............................   $       93,139     $       93,157
                                                                                  ---------------    ---------------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                                         Six months ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                      2001              2000
                                                                                  ---------------    ---------------
                                                                                                       (Restated)

Revenues:
  Membership fees.............................................................    $     126,500      $       98,600
  Associate services..........................................................           19,123              13,371
  Other.......................................................................            2,190               4,162
                                                                                  --------------     ---------------
                                                                                        147,813             116,133
                                                                                  --------------     ---------------
Costs and expenses:
  Membership benefits.........................................................           42,395              32,414
  Commission payments to associates...........................................           55,688              48,322
  Associate services and direct marketing.....................................           16,279               9,883
  General and administrative..................................................           13,445              11,688
  Life insurance benefits.....................................................              710                 487
  Other, net..................................................................            1,714               1,720
                                                                                  --------------     ---------------
                                                                                        130,231             104,514
                                                                                  --------------     ---------------

Income before income taxes....................................................           17,582              11,619
Provision for income taxes....................................................            5,912               3,805
                                                                                  --------------     ---------------
Net income....................................................................           11,670               7,814
Less dividends on preferred shares............................................                -                   4
                                                                                  --------------     ---------------
Net income applicable to common stockholders..................................    $      11,670      $        7,810
                                                                                  --------------     ---------------

Basic earnings per common share...............................................    $         .54      $          .35
                                                                                  --------------     ---------------

Diluted earnings per common share.............................................    $         .54      $          .34
                                                                                  --------------     ---------------


   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                                         Six months ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                      2001              2000
                                                                                  ---------------    ---------------
                                                                                                       (Restated)

Net income....................................................................    $      11,670      $        7,814

Other comprehensive income, net of tax:
  Foreign currency translation adjustment.....................................               19                  14
  Unrealized gains on investments:
    Unrealized holding gains arising during period,...........................              320                 673
      Less: reclassification adjustment for gains included
      in net income...........................................................                -                   -
                                                                                  --------------     ---------------
Other comprehensive income, net of income taxes
  of $183 and $370............................................................              339                 687
                                                                                  --------------     ---------------
Comprehensive income..........................................................    $      12,009      $        8,501
                                                                                  --------------     ---------------


   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                                         Six months ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                      2001              2000
                                                                                  ---------------    ---------------
                                                                                                       (Restated)

Revenues:
  Membership fees.............................................................    $       67,005     $       51,624
  Associate services..........................................................             8,986              7,138
  Other.......................................................................             1,004              1,438
                                                                                  ---------------    ---------------
                                                                                          76,995             60,200
                                                                                  ---------------    ---------------
Costs and expenses:
  Membership benefits.........................................................            21,997             16,873
  Commission payments to associates...........................................            31,129             26,779
  Associate services and direct marketing.....................................             8,170              5,604
  General and administrative..................................................             7,066              5,764
  Life insurance benefits.....................................................               432                235
  Other, net..................................................................             1,028                613
                                                                                  ---------------    ---------------
                                                                                          69,822             55,868
                                                                                  ---------------    ---------------

Income before income taxes....................................................             7,173              4,332
Provision for income taxes....................................................             2,422              1,255
                                                                                  ---------------    ---------------
Net income....................................................................             4,751              3,077
Less dividends on preferred shares............................................                 -                  2
                                                                                  ---------------    ---------------
Net income applicable to common stockholders..................................    $        4,751     $        3,075
                                                                                  ---------------    ---------------

Basic earnings per common share...............................................    $          .22     $          .14
                                                                                  ---------------    ---------------

Diluted earnings per common share.............................................    $          .22     $          .14
                                                                                  ---------------    ---------------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                                         Six months ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                      2001              2000
                                                                                  ---------------    ---------------
                                                                                                       (Restated)

Net income....................................................................    $        4,751     $        3,077

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment.....................................               111                 18
  Unrealized gains on investments:
    Unrealized holding gains (losses) arising during period,..................               (84)               649
      Less: reclassification adjustment for gains included
      in net income...........................................................                 -                  -
                                                                                  ---------------    ---------------
Other comprehensive income, net of income taxes
  of $15 and $359.............................................................                27                667
                                                                                  ---------------    ---------------
Comprehensive income..........................................................    $        4,778     $        3,744
                                                                                  ---------------    ---------------


   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                                         Six months ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                      2001              2000
                                                                                  ---------------    ---------------
                                                                                                       (Restated)

Cash flows from operating activities:
Net income....................................................................    $       11,670     $        7,814
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes.........................................              (343)               550
  Depreciation and amortization...............................................             1,945              1,256
  Compensation expense relating to contribution of stock to ESOP..............               162                130
  Decrease (increase) in Membership income receivable.........................               591               (314)
  Decrease (increase) in inventories..........................................               554               (213)
  Increase in amount due from coinsurer.......................................            (2,207)              (417)
  Increase in deferred member and associate service costs.....................              (939)            (7,692)
  Increase in other assets....................................................            (1,521)            (1,508)
  Increase in accrued Membership benefits.....................................               754                734
  Increase  in deferred revenue and fees......................................             1,938              9,855
  Increase in accident and health reserves....................................             2,207                417
  Increase (decrease) in life insurance reserves..............................                80                (61)
  Decrease in accounts payable and accrued expenses...........................            (1,398)            (4,554)
                                                                                  ---------------    ---------------
    Net cash provided by operating activities.................................            13,493              5,997
                                                                                  ---------------    ---------------
Cash flows from investing activities:
  Additions to property and equipment.........................................            (4,066)            (2,534)
  Purchases of investments - available for sale...............................            (3,637)            (3,406)
  Maturities and sales of investments - available for sale....................             8,771              1,490
                                                                                  ---------------    ---------------
        Net cash provided by (used in) investing activities...................             1,068             (4,450)
                                                                                  ---------------    ---------------
Cash flows from financing activities:
  Proceeds from sale of common stock..........................................                14                543
  Decrease in capital lease obligations.......................................              (141)              (163)
  Purchases of treasury stock.................................................           (15,820)            (3,239)
  Redemption of preferred stock...............................................                 -               (167)
  Dividends paid on preferred stock...........................................                 -                 (4)
                                                                                  ---------------    ---------------
        Net cash used in financing activities.................................           (15,947)            (3,030)
                                                                                  ---------------    ---------------

Net decrease in cash and cash equivalents.....................................            (1,386)            (1,483)
Cash and cash equivalents at beginning of period..............................            11,570             10,191
                                                                                  ---------------    ---------------
Cash and cash equivalents at end of period....................................    $       10,184     $        8,708
                                                                                  ---------------    ---------------
Supplemental disclosure of cash flow information:
  Cash paid for interest......................................................    $            1     $            3
                                                                                  ---------------    ---------------
  Income taxes paid...........................................................    $        8,400     $        5,057
                                                                                  ---------------    ---------------



   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION
     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The Company expects to amend its 2000 Annual Report on Form 10-K in the near future to reflect the change in accounting for commission advance receivables described below.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited financial statements as of June 30, 2001, and for the three and six months ended June 30, 2000 and 2001, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three and six months ended June 30, 2001, are not necessarily indicative of results expected for the full year.

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

     Change in Accounting for Commission Advance Receivables
     -------------------------------------------------------
     As previously reported, in January, 2001 and May, 2001, the staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") reviewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reviewing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables was not in accordance with GAAP. The Company subsequently appealed this decision to the Chief Accountant of the SEC. On July 25, 2001, the Company announced that the Chief Accountant concurred with the prior staff opinion of the Division of Corporation Finance. The Company subsequently announced that it would not pursue any further appeals and that it would amend its previously filed SEC reports to restate the Company's financial statements to reflect the SEC's position that the Company's advance commission payments should be expensed when paid. As previously discussed, the change in accounting treatment reduced total assets from $247 million at December 31, 2000 to $93 million, reduced total liabilities from $100 million to $48 million (due to the elimination of deferred taxes related to the receivables) and therefor reduced stockholders' equity from $147 million to $45 million. The elimination of the receivables reduced 2000 net income from $43.6 million, or $1.92 per diluted share, to $20.5 million, or $.90 per diluted share. A summary of the effects of the restatement on previously reported results of operations follows:

                                                                   Six Months Ended      Three Months Ended
                                                                    June 30, 2000           June 30, 2000
                                                                 --------------------   ---------------------
                                                                 (Amount in 000's, except per share amounts)
Net income applicable to common shares:
     As previously reported.................................           $ 24,047                $ 12,657
     As restated............................................              7,810                   3,075

Basic earnings per common share:
     As previously reported.................................           $   1.07                $    .56
     As restated............................................                .35                     .14

Diluted earnings per common share:
     As previously reported.................................           $   1.06                $    .56
     As restated............................................                .34                     .14

2.    CONTINGENCIES
     Subsequent to December 31, 2000, the Company and various other executive officers were named in multiple putative securities class action complaints filed in both the United States District Courts for the Eastern and Western Districts of Oklahoma seeking damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company uses to account for commission advance receivables from sales associates. These complaints have been transferred to the Western District of Oklahoma and have been consolidated into a single proceeding. An amended and consolidated complaint was filed on June 14, 2001, and the Company filed a motion to dismiss the complaint on July 24, 2001. Under the Private Securities Litigation Reform Act of 1995, discovery is stayed during the pendency of a motion to dismiss. Costs of defense of these cases through the motion to dismiss stage are not expected to be material. While the outcome of these cases is uncertain, the Company believes these actions are without merit and will vigorously defend these actions. However, an unfavorable decision in this litigation could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     In January, 2001 and May, 2001, the staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") reviewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reviewing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables was not in accordance with GAAP. The Company subsequently appealed this decision to the Chief Accountant of the SEC. On July 25, 2001, the Company announced that the Chief Accountant concurred with the prior staff opinion of the Division of Corporation Finance. The Company subsequently announced that it would not pursue any further appeals and that it would amend its previously filed SEC reports to restate the Company's financial statements to reflect the SEC's position that the Company's advance commission payments should be expensed when paid. See "Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to the effect of the restatement on the Company's financial statements.

     Also, in January 2001, the Company received inquiries from the Division of Enforcement of the SEC requesting information relating primarily to the Company's accounting policies for commission advance receivables from sales associates. The Division of Enforcement's inquiries were informal and did not constitute a formal investigation or proceeding. The Company is unable to determine the ultimate outcome of this inquiry, including whether the Division of Enforcement will continue the inquiry subsequent to the Company's decision to restate its financial statements.

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. The complaints, which have not been served as of August 13, 2001, allege that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by improperly capitalizing commission expenses, caused the Company to pay increased salaries and bonuses based upon financial performance which was improperly inflated and caused the Company to expend significant dollars in connection with the defense of its accounting policy and in connection with repurchase of its own shares on the open market at artificially inflated prices. The Company believes that these derivative actions are related to the securities class actions described above and may be intended to circumvent the restrictions on the securities class actions imposed by the Private Securities Litigation Reform Act of 1995. While the outcome of these cases is uncertain, based on the information currently available to the Company, it appears that the complaints should be dismissed because the plaintiffs failed to make or excuse the requisite demand that the Company pursue the claims of alleged misconduct. In any event, the Company believes these cases will not result in any material adverse effect to the Company's financial condition or results of operations.

     In the second quarter of 2001 and through July 31, 2001, multiple lawsuits were filed against the Company, certain sales associates and other unnamed defendants in Alabama state courts by current or former members seeking unspecified actual and punitive damages for alleged breach of contract and fraud in connection with the sale of memberships. As of July 31, 2001, the Company was aware of 17 separate lawsuits involving approximately 110 plaintiffs that have been filed in multiple counties in Alabama and it is possible that additional cases will be filed. These cases make allegations similar to allegations made in cases previously filed against the Company in Alabama state courts by multiple plaintiffs which was previously settled for a payment of $1.5 million to settle claims by 97 separate claimants. Based on the Company's preliminary investigation of the new cases, the facts involved are in many respects significantly different from the facts involved in the case the company previously settled. These cases are all in the preliminary stages and the ultimate outcome is not determinable. The Company believes these cases are without merit and will vigorously defend them. The Company does not currently believe that they will result in any material adverse effect to the Company's financial condition or results of operations.

     On June 29, 2001, an action was filed in the District Court of Canadian County, Oklahoma by Gina Cotwitz against the Company. This action is a putative class action on behalf of all sales associates of the Company and alleges violations of the Oklahoma Consumer Protection Act, the Oklahoma Uniform Consumer Credit Code and breach of contract in connection with certain of the Company's practices relating to advancing commissions to sales associates. The Company has filed an answer denying the plaintiff's claims and raising affirmative defenses and intends to vigorously defend this case. The case is in the preliminary stages and the ultimate outcome is not determinable, However, the Company does not currently believe this case will result in any material adverse effect to the Company's financial condition or results of operations.

     The Company is a defendant in various other legal proceedings which are routine and incidental to its business. The Company will vigorously defend its interests in these proceedings. While the ultimate outcome of these proceedings is not determinable, the Company does not believe the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations.


3.    STOCK REPURCHASES
     The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 3 million shares during subsequent board meetings. At June 30, 2001, the Company had repurchased 2.6 million shares under these authorizations for a total consideration of $62.6 million, an average price of $24.07 per share.

     Stock repurchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the repurchase program. The Company is currently considering borrowing funds in order to accelerate additional repurchases.


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


5.    SEGMENT INFORMATION
     The Company derived approximately 99% of its revenues and 99% and 95%, respectively of its net income from the sale of legal service plans and directly related activities during the six months ended June 30, 2001 and 2000. Revenues and net income from the Company's other operating segment (life insurance, through UFL) were approximately 1% and 5% of the respective consolidated totals for the six months ended June 30, 2001 and 2000. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The following table sets forth the composition of the segments and total Company revenues and net income for the six months ended June 30, 2001 and 2000 and identifiable assets as of June 30, 2001 and December 31, 2000.


                                                                                        Six months ended
                                                                                             June 30,
                                                                                  ---------------------------------

                                                                                         2001              2000
                                                                                  ---------------    --------------

                  Revenues:
                   Legal service plans and directly related activities:
                     Legal service plan Membership fees....................       $      126,500     $       98,600
                     Associate services....................................               19,123             13,371
                     Other.................................................                1,637              2,476
                                                                                  ---------------    ---------------
                         Total.............................................       $      147,260     $      114,447
                                                                                  ---------------    ---------------

                   Life insurance segment (UFL):
                     Life premiums and other income........................                  553              1,686
                                                                                  ---------------    ---------------
                         Total.............................................       $          553     $        1,686
                                                                                  ---------------    ---------------
                            Total..........................................       $      147,813     $      116,133
                                                                                  ---------------    ---------------

                 Interest Income:
                     Legal service plans and directly related activities...       $        2,179     $        1,596
                     Life insurance segment (UFL)..........................                  445                448
                                                                                  ---------------    ---------------
                          Interest income..................................       $        2,624     $        2,044
                                                                                  ---------------    ---------------

                 Net Income:                                                                            (Restated)
                     Legal service plans and directly related activities...       $       11,575     $        7,442
                     Life insurance segment (UFL)..........................                   95                372
                                                                                  ---------------    ---------------
                         Net Income........................................       $       11,670     $        7,814
                                                                                  ---------------    ---------------



                                                                                        June 30,        December 31,
                                                                                         2001               2000
                                                                                  ---------------    ---------------
                 Assets:                                                                                 (Restated)
                     Legal service plans and directly related activities...       $       65,500     $       68,341
                     Life insurance segment (UFL)..........................               27,639             24,816
                                                                                  ---------------    ---------------
                         Total assets......................................       $       93,139     $       93,157
                                                                                  ---------------    ---------------


6.    RECENT ISSUED ACCOUNTING PRONOUNCEMENTS
     In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, "Business Combinations"; Statement 142, "Goodwill and Other Intangible Assets"; and Statement 143, "Accounting for Asset Retirement Obligations." Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 141 will not apply to the Company unless it enters into a future business combination. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment. In addition, the Statement eliminates the current requirement to amortize goodwill or intangible assets with indeterminate lives, and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of Statement 142 on its financial condition and results of operations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect Statement 143 to impact its reported results.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     As previously reported, in January, 2001 and May, 2001, the staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") reviewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reviewing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables was not in accordance with GAAP. The Company subsequently appealed this decision to the Chief Accountant of the SEC. On July 25, 2001, the Company announced that the Chief Accountant concurred with the prior staff opinion of the Division of Corporation Finance. The Company subsequently announced that it would not pursue any further appeals and that it would amend its previously filed SEC reports to restate the Company's financial statements to reflect the SEC's position that the Company's advance commission payments should be expensed when paid. As previously discussed, the change in accounting treatment reduced total assets from $247 million at December 31, 2000 to $93 million, reduced total liabilities from $100 million to $48 million (due to the elimination of deferred taxes related to the receivables) and therefor reduced stockholders' equity from $147 million to $45 million. The elimination of the receivables reduced 2000 net income from $43.6 million, or $1.92 per diluted share, to $20.5 million, or $.90 per diluted share. The Company expects to amend its 2000 Annual Report on Form 10-K in the near future to reflect the change in accounting for commission advance receivables and restate all periods included in the 2000 Form 10-K. The financial statements and the explanation thereof contained in this Form 10-Q reflect the change in the accounting treatment for advance payments made to associates.


Results of Operations
---------------------
     The Company reported net income applicable to common shares of $11.7 million, or $.54 per diluted common share, for the six months ended June 30, 2001, up 49% from net income applicable to common stockholders of $7.8 million, or $.34 per diluted common share, for the comparable period of the prior year. The increase in the net income applicable to common shares for the 2001 period is primarily the result of increases in Membership fees for 2001 as compared to 2000.

     Membership fees totaled $126.5 million during 2001 compared to $98.6 million for 2000, an increase of 28%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 12% during the six months ended June 30, 2001 to 371,832 from 332,655 during the comparable period of 2000. At June 30, 2001, there were 1,179,705 active Memberships in force compared to 965,849 at June 30, 2000, an increase of 22%. Additionally, the average annual fee per Membership has increased from $241 for all Memberships in force at June 30, 2000 to $249 for all Memberships in force at June 30, 2001, a 3% increase. This increase is a result of a higher portion of active Memberships containing the Legal Shield benefit and the additional pre-trial hours benefit at an additional cost and increased sales of the Business Owners' Legal Solutions plan.

     Associate services revenue increased 43% from $13.4 million for the first six months of 2000 to $19.1 million during the same period of 2001 primarily as a result of more new associates recruited and of the Fast Start program which generated training fees of approximately $10.7 million during the first six months of 2001 compared to $7.9 million for the comparable period of 2000. The field training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provided for the payment of certain training bonuses through June 30, 2001. The $10.7 million and $7.9 million for the six month periods ending June 30, 2001 and 2000, respectively, in training fees was comprised of $184 from each of approximately 58,363 new sales associates who elected to participate in Fast Start during the first six months of 2001 compared to 43,019 that participated during the comparable quarter of 2000. New associates enrolled during the first six months of 2001 were 61,191 compared to 46,592 for the same period of 2000, an increase of 31%. Effective April 2001, the Company modified its compensation plan to consolidate the lower four levels of its compensation structure into two levels. At the same time, the Company implemented a two-year advance at the lowest commission level for associates who participate in the training program. Associates who do not participate in the training program receive only earned commissions until they meet the advancement qualification requiring them to produce 50 new memberships in their organization in order to advance to the next compensation level and qualify for up to 3 years commission advance.

     Other income decreased from $4.2 million for the first six months of 2000 to $2.2 million during the same period of 2001, primarily due to a reduction in product sales and UFL's claims processing revenue.

     Primarily as a result of the increase in Membership fees and associate services, total revenues increased to $147.8 million for the six months ended June 30, 2001 from $116.1 million during the comparable period of 2000, an increase of 27%.

     Membership benefits totaled $42.4 million for the six months ended June 30, 2001 compared to $32.4 million for the comparable period of 2000, an increase of 31%, and represented 33.5% and 32.9% of Membership fees for 2001 and 2000, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near 35% as substantially all active Memberships provide for a capitated benefit.

     Commission payments to associates increased 15% to $55.7 million for the six months ended June 30, 2001 compared to $48.3 million for the comparable period of 2000, and represented 44% and 49% of Membership fees for such periods. These amounts were reduced by $1.2 million and $.9 million, respectively, representing Membership lapse fees. These fees are determined by applying the prime interest rate to the advance commission payment balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions payments due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependant on the associate selling new Memberships which qualify for advance commission payments. Commission payments to associates per new membership sold were $150 per membership for the six months ended June 30, 2001 compared to $145 for the comparable period of 2000.

     Associate services and direct marketing expenses increased to $16.3 million for the six months ended June 30, 2001 from $9.9 million for the comparable period of 2000. Fast Start bonuses incurred were approximately $6.2 million during the first six months of 2001 compared to $3.5 million in the same period of 2000. Additional costs due to increased enrollment of new associates and purchases of marketing and promotional supplies by associates also contributed to the increase. These expenses also include marketing costs, other than commissions, that are directly associated with new Membership sales.

     General and administrative expenses during the six months ended June 30, 2001 and 2000 were $13.4 million and $11.7 million, respectively, and represented 10.6% and 11.9% of Membership fees for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of Membership fees as a result of certain economies of scale.

     Other expenses, which includes depreciation and amortization, premium taxes and product cost reduced by interest income, remained constant at $1.7 million for both six month periods of 2001 and 2000. Depreciation and amortization increased to $1.9 million for the first six months of 2001 from $1.3 million for the comparable period of 2000. Premium taxes increased from $900,000 for the six months ended 2000 to $1.0 million for the same period of 2001. Product costs declined by approximately $519,000 from the first six months of 2000. Interest income declined by approximately $154,000 from the first six months of 2000 to $1,248,000 due to lower investment balances and lower interest rates.

     The Company has recorded a provision for income taxes of $5.9 million (33.6% of pretax income) for the first six months of 2001 compared to $3.8 million (32.7% of pretax income) for the same period of 2000.

     The Company did not pay dividends during the first six months of 2001 due to the fact that during the second quarter of 2000, all shares of preferred stock were converted into shares of common stock or repurchased by the Company. Dividends paid on outstanding preferred stock were $4,000 for the six-month period ended June 30, 2000.

Second Quarter of 2001 compared to the Second Quarter of 2000
-------------------------------------------------------------

     The results of operations in the second quarter of 2001, compared to the second quarter of 2000, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first six months of 2001 to the first six months of 2000.

     Total revenues increased 28% or approximately $16.8 million to $77.0 million in the second quarter of 2001 compared to $60.2 million in the second quarter of 2000, primarily as a result of increases in membership premiums. The membership premium increase of 30% primarily resulted from an increase in the number of average active memberships during the second quarter of 2001 compared to the similar period in 2000.

     Membership benefits totaled $22.0 million in the 2001 second quarter compared to $16.9 million in the 2000 second quarter and resulted in a loss ratio of 33% for both periods.

     Commission payments to associates increased 16% to $31.1 million for the three months ended June 30, 2001 compared to $26.8 million for the comparable period of 2000, and represented 46% and 52% of Membership fees for such periods. These amounts were reduced by $640,000 and $481,000, respectively, representing Membership lapse fees. Commission payments to associates per new membership sold were $165 per membership for the three months ended June 30, 2001 compared to $158 for the comparable period of 2000.

     The above factors resulted in a 2001 second quarter net income applicable to common shareholders of $4.8 million, or $.22 per share, diluted, compared to $3.1 million, or $.14 per share, for the second quarter of 2000.

Liquidity and Capital Resources
-------------------------------

     General
     Consolidated cash flows from operating activities before working capital changes increased 38% for the six months ended June 30, 2001 to $13.4 million versus $9.8 million for the six months ended June 30, 2000, principally due to higher membership revenues. Consolidated net cash provided by operating activities was $13.5 million for the first six months of 2001 compared to cash provided of $6.0 million for the 2000 period. The increase of $7.5 million in cash provided by operating activities during the first six months of 2001 compared to the same period of 2000 resulted primarily from the increase in net income of $3.9 million, the $6.8 million change in the increase in deferred member and associate service costs and the change in the net increase in accounts payable and accrued expenses of $3.2 million partially offset by the $7.9 million change in the increase in deferred revenue and fees.

     Consolidated net cash provided by investing activities was $1.1 million for the first six months of 2001 compared to net cash used in investing activities of $4.5 million for the comparable period of 2000. This $5.8 million increase in cash provided by investing activities resulted primarily from the $7.3 million change in the maturities and sales of investments offset by a $200,000 increase in the purchases of investments and the $1.5 million increase in net additions to property and equipment.

     Net cash used in financing activities during the first six months of 2001 was $15.8 million compared to $2.9 million for the comparable period of 2000. This $13.0 million change was primarily due to the $12.6 million increase in treasury stock purchases during the first six months of 2001 as compared to the comparable period of 2000.

     The Company had a consolidated working capital surplus of $1.6 million at June 30, 2001, a decrease of $3.2 million compared to a consolidated working capital surplus of $4.8 million at December 31, 2000. The $3.2 million decrease in working capital during the first six months of 2001 was primarily due to the $1.4 million decrease in cash and cash equivalents, a $1.2 million decrease in available-for-sale investments, a $1.0 million increase in deferred Membership revenue and fees and associate fees and an $800,000 increase in accrued Membership benefits partially offset by a $1.4 million decrease in accounts payable and accrued expenses.

     At June 30, 2001 the Company reported $35.3 million in cash and investments (after utilizing more than $15.8 million to repurchase approximately 917,000 shares of its common stock during the six months ending June 30, 2001) compared to $41.3 million at December 31, 2000. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances and immediately expenses for financial reporting purposes significant commission payments to associates at the time a Membership is sold. During the six months ended June 30, 2001, the Company made advance commission payments to associates of $55.7 million on new Membership sales compared to $49.0 million for the same period of 2000. Since approximately 94% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. However, the Company recovers the advance commission payment through commissions earned on future premium receipts since no earned commissions are paid until all advances made to an associate are recovered as permitted by the Company's contracts with its sales associates. Advance commission payments to associates were reduced by earned commissions payable of $28.8 million and $24.3 million for the six-month periods ended June 30, 2001 and 2000, respectively. Although the advance payments are immediately expensed and therefore not recorded as an asset, the Company assesses collectibility of its advance payments quarterly based on estimates of the future commissions to be earned on active memberships.

     Commission payments to associates for the six months ended June 30, 2001 were as follows:

                                     (in thousands)
                                     --------------
Unearned advance commission payments at December 31, 2000..............$167,193
Advance commission payments, net.......................................  55,147
Earnings applied to advance commission payments........................ (28,234)
Advance commission payment write-offs..................................    (929)
                                                                       ---------
Balance at June 30, 2001 before estimated unrecoverable payments....... 193,177
Estimated unrecoverable advance commission payments.................... (12,770)
                                                                       ---------
Unearned advance commission payments at June 30, 2001..................$180,407
                                                                       ---------

     Unearned advance commission payments outstanding at June 30, 2001 of $193.2 million included $24.7 million attributable to "D status" associates and $168.5 million from sales associates that have met certain minimum vesting requirements. An associate is considered to be "vested" if he or she has sold at least three new Memberships per quarter or if he or she retains a personal Membership.

     The Company has not historically demanded repayment of advances to associates from sources other than future earned commissions, even when management has reason to believe that future earned commissions to which the associate may be entitled would be insufficient to recover the advance. This policy is based on management's judgement that pursuit of collection would have the potential to disrupt the Company's relationship with its sales associates and potentially adversely affect shareholder value. A substantial amount of advances, estimated at $12.8 million at June 30, 2001, are not expected to be recovered from future earned commissions.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at June 30, 2001 of $29.2 million, the cash flow generated from operations and the recovery of the advance commission payments. The Company expects to maintain cash and investment balances on an on-going basis of approximately $30 to $40 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as stock repurchases. The Company continues to consider borrowing funds in order to continue or increase the rate of stock repurchases, including financing its new corporate headquarters in order to allow cash flow from operations to continue to be used to repurchase stock.

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

FORWARD - LOOKING STATEMENTS
----------------------------

     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, expected operating results, and statements regarding accounting issues raised by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (See Note 2 (Contingencies) to the Consolidated Financial Statements), and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on the Company's historical operating trends and financial condition as of June 30, 2001 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including (among others) those listed in the Company's Annual Report on Form 10-K and in Note 2 to the Consolidated Financial Statements included herein. Please refer to page 30 of the Company's 2000 Annual Report on Form 10-K and page 10 herein for a more complete description of the factors that could cause actual results to differ materially from those described in the forward-looking statements. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

Risk Factors

     As noted above there are a number of risk factors that could affect our financial condition or results of operations. The status of pending SEC inquiries with respect to certain of our accounting practices has been updated as described in Note 2 (Contingencies) and Item 1 Legal Proceedings. Please refer to page 30 and 31 of the Company's 2000 Annual Report on Form 10-K for a description of other risk factors.


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

     As of June 30, 2001, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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



                                                                                                        Estimated
                                                                                                       fair value
                                                                                                          after
                                                                                     Hypothetical      hypothetical
                                                                                  change in interest    change in
                                                                                         rate            interest
                                                                 Fair Value        (bp=basis points)       rate
                                                               -------------    ------------------   ---------------
                                                                            (Dollars in thousands)

Fixed-maturity investments at June 30, 2001 (1).............        $21,220       100 bp increase        $  20,248
                                                                                  200 bp increase           19,147
                                                                                  50 bp decrease            21,558
                                                                                  100 bp decrease           21,895

Fixed-maturity investments at December 31, 2000 (1).........        $25,480       100 bp increase        $  24,635
                                                                                  200 bp increase           23,773
                                                                                  50 bp decrease            25,882
                                                                                  100 bp decrease           26,261

--------------------
(1) Excluding short-term investments with a fair value of $3.9 million at June 30, 2001 and December 31, 2000.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2001 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.1 million at that date. At December 31, 2000, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $1.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------

     See Note 2 of the Notes to Consolidated  Financial  Statements  included in
Part I, Item 1 of this report for information with respect to legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

     The 2001 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 25, 2001. The following matters were submitted to a vote of the Company's shareholders at the Annual Meeting.

Election of Three Directors.
----------------------------

     The results of the election for each of the Company's three directors whose terms expired as of the Annual Meeting were as follows:

                                                                Abstentions and
                                         Votes For               Votes Withheld
                                         ----------             ---------------
Shirley A. Stonecipher                   18,965,811                 395,638
Peter K. Grunebaum                       19,045,917                 315,532
Randy Harp                               18,720,980                 640,469

     The Board of Directors of the Company consists of ten members and is divided into three classes as nearly equal in size as possible, with the term of office of one class expiring each year. The new terms of service of Ms. Stonecipher and Messrs. Grunebaum and Harp will expire in 2004. The terms of the other seven directors of the Company did not expire at the Annual Meeting. The names of such other directors and the year of expiration of their respective terms are as follows: Harland C. Stonecipher - 2002; Wilburn L. Smith - 2002; Martin H. Belsky - 2002; Kathleen S. Pinson - 2003; David A. Savula - 2003; John
W. Hail - 2003; and John A. Addison - 2003.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

       No.                 Description
       ---                 -----------
       11.1                Statement Regarding Computation of Per Share Earnings

(b) Reports on Form 8-K: The Company filed Form 8-K dated August 3, 2001 providing under Item 4 - Changes in Registrant's Certifying Accountant describing the Company's mutual agreement with its independent auditor, Deloitte & Touche LLP, to cease their client-auditor relationship.





                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PRE-PAID LEGAL SERVICES, INC.





Date: August 15, 2001              /s/ Randy Harp
                                   ---------------------------------------------
                                   Randy Harp
                                   Chief Operating Officer
                                   (Duly Authorized Officer)



Date: August 15, 2001              /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer
                                   (Principal Accounting Officer)



                                  EXHIBIT INDEX


  No.                                 Description
  ----        ------------------------------------------------------
  11.1        Statement Regarding Computation of Per Share Earnings



                                  EXHIBIT 11.1





                          PRE-PAID LEGAL SERVICES, INC.
                 Statement re Computation of Per Share Earnings
                       (In 000's except per share amounts)

                                                                                           Six months ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                      2001              2000
                                                                                  ---------------    ---------------
                                                                                                       (Restated)
BASIC EARNINGS PER SHARE:

Computation for Statement of Income
Earnings:
Net income applicable to common stockholders (a)................................  $       11,670     $        7,810
                                                                                  ---------------    ---------------

Shares:
Weighted average shares outstanding (net of 3,043 and 1,984 weighted average shares of treasury stock, respectively), disregarding exercise of
  options or conversion of preferred stock......................................          21,704             22,533
                                                                                  ---------------    ---------------

Basic earnings per common share (a).............................................  $          .54     $          .35
                                                                                  ---------------    ---------------



DILUTED EARNINGS PER SHARE:

Computation for Statement of Income
Earnings:
Net income applicable to common stockholders (a)................................  $       11,670     $        7,810
Add: Dividends on preferred stock ..............................................               -                  4
                                                                                  ---------------    ---------------
Net income applicable to common stockholders, as adjusted ......................  $       11,670     $        7,814
                                                                                  ---------------    ---------------

Shares:
Weighted average shares outstanding (net of 3,043 and 1,984 weighted average shares of treasury stock, respectively), disregarding exercise of options or
  conversion of preferred stock.................................................          21,704             22,533
Assumed dilutive conversion of preferred stock .................................               -                 69
Assumed exercise of options and warrants based on the treasury
   method using average market price............................................              30                133
                                                                                  ---------------    ---------------
Weighted average number of shares, as adjusted..................................          21,734             22,735
                                                                                  ---------------    ---------------

Diluted earnings per common share (a)...........................................  $          .54     $          .34
                                                                                  ---------------    ---------------



(a) These amounts agree with the related amounts in the consolidated statements of income.






                          PRE-PAID LEGAL SERVICES, INC.
                 Statement re Computation of Per Share Earnings
                       (In 000's except per share amounts)

                                                                                           Three months ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                      2001              2000
                                                                                  ---------------    ---------------
                                                                                                       (Restated)
BASIC EARNINGS PER SHARE:

Computation for Statement of Income
Earnings:
Net income applicable to common stockholders (a)................................  $        4,751     $        3,075
                                                                                  ---------------    ---------------

Shares:
Weighted average shares outstanding (net of 3,344 and 2,008 weighted average shares of treasury stock, respectively), disregarding exercise of
  options or conversion of preferred stock......................................          21,403             22,516
                                                                                  ---------------    ---------------

Basic earnings per common share (a).............................................  $          .22     $          .14
                                                                                  ---------------    ---------------



DILUTED EARNINGS PER SHARE:

Computation for Statement of Income
Earnings:
Net income applicable to common stockholders (a)................................  $        4,751     $        3,075
Add: Dividends on preferred stock ..............................................               -                  2
                                                                                  ---------------    ---------------
Net income applicable to common stockholders, as adjusted ......................  $        4,751     $        3,077
                                                                                  ---------------    ---------------

Shares:
Weighted average shares outstanding (net of 3,344 and 2,008 weighted average shares of treasury stock, respectively), disregarding exercise of options or
  conversion of preferred stock.................................................          21,403             22,516
Assumed dilutive conversion of preferred stock .................................               -                 69
Assumed exercise of options and warrants based on the treasury
   method using average market price............................................              26                149
                                                                                  ---------------    ---------------
Weighted average number of shares, as adjusted..................................          21,429             22,734
                                                                                  ---------------    ---------------

Diluted earnings per common share (a)...........................................  $          .22     $          .14
                                                                                  ---------------    ---------------



(a) These amounts agree with the related amounts in the consolidated statements of income.