Form 10-Q
period 2001-09-30
PRE PAID LEGAL SERVICES INC
filed 2001-11-14
CIK 311657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

                                       or

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
           Yes             No    X
               -------        -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 9, 2001:


Common Stock                     $.01 par value                       21,353,955






                                TABLE OF CONTENTS

Part I.  Financial Statements

Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets
(Unaudited) as of September 30, 2001 and December 31, 2000

Consolidated Statements of Income
(Unaudited) for the nine months ended September 30, 2001 and 2000

Consolidated Statements of Comprehensive Income
(Unaudited) for the nine months ended September 30, 2001 and 2000

Consolidated Statements of Income
(Unaudited) for the three months ended September 30, 2001 and 2000

Consolidated Statements of Comprehensive Income
(Unaudited) for the three months ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows
(Unaudited) for the nine months ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Part II. Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures





ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)
                                   (Unaudited)
                                                                                 September 30,      December 31,
                                                                                      2001              2000
                                                                                 ---------------    ---------------
                                                                                                      (Restated)
ASSETS
Current assets:
  Cash and cash equivalents...................................................   $       13,078     $       11,570
  Available-for-sale investments, at fair value...............................            1,290              2,448
  Membership income receivable................................................            6,608              6,780
  Inventories.................................................................            1,215              1,542
  Amount due from coinsurer...................................................           14,420             12,242
  Deferred income taxes.......................................................            5,886              2,007
  Deferred member and associate service costs.................................            5,109              5,029
                                                                                 ---------------    ---------------
      Total current assets....................................................           47,606             41,618
Available-for-sale investments, at fair value.................................           24,832             21,207
Investments pledged...........................................................            6,201              6,105
Property and equipment, net...................................................           13,744             11,200
Deferred member and associate service costs...................................            4,320              3,465
Other assets..................................................................            9,680              9,562
                                                                                 ---------------    ---------------
      Total assets............................................................   $      106,383     $       93,157
                                                                                 ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits.........................................................   $        7,410     $        6,831
  Deferred Membership revenue and fees and associate fees.....................           10,324              9,449
  Accident and health reserves................................................           14,420             12,242
  Life insurance reserves.....................................................              971                976
  Capital lease obligation....................................................               29                223
  Accounts payable and accrued expenses.......................................            7,731              7,096
                                                                                 ---------------    ---------------
     Total current liabilities...............................................            40,885             36,817
Deferred Membership revenue and fees and associate fees.......................            4,320              3,083
Deferred income taxes.........................................................            4,282                375
Life insurance reserves.......................................................            7,643              7,656
                                                                                 ---------------    ---------------
      Total liabilities.......................................................           57,130             47,931
                                                                                 ---------------    ---------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 24,765 issued......              248                247
  Capital in excess of par value..............................................           65,531             64,958
  Retained earnings...........................................................           49,520             30,589
  Accumulated other comprehensive income (loss):
    Unrealized gains (losses) on investments..................................              601                (96)
    Unrealized loss from foreign currency translation.........................              (30)               (12)
  Treasury stock, at cost; 3,411 and 2,480 shares held at September 30, 2001
    and December 31, 2000, respectively.......................................          (66,617)           (50,460)
                                                                                 ---------------    ---------------
    Total stockholders' equity................................................           49,253             45,226
                                                                                 ---------------    ---------------
      Total liabilities and stockholders' equity..............................   $      106,383     $       93,157
                                                                                 ---------------    ---------------


  The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                                         Nine months ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                      2001              2000
                                                                                 ---------------    ---------------
                                                                                                      (Restated)

Revenues:
  Membership fees.............................................................   $      194,005     $      153,181
  Associate services..........................................................           26,829             23,475
  Other.......................................................................            3,564              5,093
                                                                                 ---------------    ---------------
                                                                                        224,398            181,749
                                                                                 ---------------    ---------------
Costs and expenses:
  Membership benefits.........................................................           64,751             50,976
  Commission payments to associates...........................................           84,178             72,378
  Associate services and direct marketing.....................................           21,584             17,002
  General and administrative..................................................           21,144             17,460
  Life insurance benefits.....................................................              821                755
  Other, net..................................................................            3,149              1,889
                                                                                 ---------------    ---------------
                                                                                        195,627            160,460
                                                                                 ---------------    ---------------

Income before income taxes....................................................           28,771             21,289
Provision for income taxes....................................................            9,840              6,027
                                                                                 ---------------    ---------------
Net income....................................................................           18,931             15,262
Less dividends on preferred shares............................................                -                  4
                                                                                 ---------------    ---------------
Net income applicable to common stockholders..................................   $       18,931     $       15,258
                                                                                 ---------------    ---------------

Basic earnings per common share...............................................   $          .88     $          .68
                                                                                 ---------------    ---------------
Diluted earnings per common share.............................................   $          .88     $          .67
                                                                                 ---------------    ---------------



















   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                                         Nine months ended
                                                                                 ---------------------------------
                                                                                           September 30,
                                                                                      2001              2000
                                                                                 ----------------   ---------------
                                                                                                       (Restated)

Net income....................................................................   $       18,931     $       15,262
                                                                                 ---------------    ---------------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment.....................................              (18)               (90)
  Unrealized gains on investments:
    Unrealized holding gains arising during period............................              697                532
                                                                                 ---------------    ---------------
Other comprehensive income, net of income taxes
  of $366 and $238............................................................              679                442
                                                                                 ---------------    ---------------
Comprehensive income..........................................................   $       19,610     $       15,704
                                                                                 ---------------    ---------------
































   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                                        Three months ended
                                                                                 ----------------------------------
                                                                                           September 30,
                                                                                      2001              2000
                                                                                 ---------------    ---------------
                                                                                                     (Restated)
Revenues:
  Membership fees.............................................................   $       67,505     $       54,581
  Associate services..........................................................            7,706             10,104
  Other.......................................................................            1,374                931
                                                                                 ---------------    ---------------
                                                                                         76,585             65,616
                                                                                 ---------------    ---------------
Costs and expenses:
  Membership benefits.........................................................           22,356             18,562
  Commission payments to associates...........................................           28,490             23,807
  Associate services and direct marketing.....................................            5,305              7,119
  General and administrative..................................................            7,699              5,772
  Life insurance benefits.....................................................              111                268
  Other, net..................................................................            1,435                293
                                                                                 ---------------    ---------------
                                                                                         65,396             55,821
                                                                                 ---------------    ---------------

Income before income taxes....................................................           11,189              9,795
Provision for income taxes....................................................            3,928              2,463
                                                                                 ---------------    ---------------
Net income....................................................................   $        7,261     $        7,332
                                                                                 ---------------    ---------------

Basic earnings per common share...............................................   $          .34     $          .33
                                                                                 ---------------    ---------------
Diluted earnings per common share.............................................   $          .34     $          .32
                                                                                 ---------------    ---------------




















 The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                                        Three months ended
                                                                                            September 30,
                                                                                 ----------------------------------
                                                                                      2001               2000
                                                                                 ---------------    ---------------
                                                                                                       (Restated)


Net income....................................................................   $        7,261      $       7,332
                                                                                 ---------------    ---------------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment.....................................              (37)              (104)
  Unrealized gains on investments:
    Unrealized holding gains (losses) arising during period...................              377               (141)
                                                                                 ---------------    ---------------
Other comprehensive income (loss), net of income taxes
  of $183 and $132............................................................              340               (245)
                                                                                 ---------------    ---------------
Comprehensive income..........................................................   $        7,601     $        7,087
                                                                                 ---------------    ---------------


































   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)


                                                                                         Nine months ended
                                                                                 ----------------------------------
                                                                                           September 30,
                                                                                      2001              2000
                                                                                 ---------------    ---------------
                                                                                                      (Restated)

Cash flows from operating activities:
Net income....................................................................   $       18,931     $       15,262
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes.........................................             (349)             1,528
  Depreciation and amortization...............................................            3,012              2,009
  Compensation expense relating to contribution of stock to ESOP..............              162                130
  Decrease (increase) in Membership income receivable.........................              172             (1,214)
  Decrease (increase) in inventories..........................................              327               (116)
  Increase in amount due from coinsurer.......................................           (2,178)            (1,130)
  Decrease in prepaid product commission......................................                -                125
  Increase in deferred member and associate service costs.....................             (935)                 -
  Increase in other assets....................................................             (118)            (1,176)
  Increase in accrued Membership benefits.....................................              579              1,271
  Increase in deferred revenue and fees.......................................            2,112              2,651
  Increase in accident and health reserves....................................            2,178              1,130
  Decrease in life insurance reserves.........................................              (18)              (116)
  Increase (decrease) in accounts payable and accrued expenses................              594             (3,749)
                                                                                 ---------------    ---------------
    Net cash provided by operating activities.................................           24,469             16,605
                                                                                 ---------------    ---------------
Cash flows from investing activities:
  Additions to property and equipment.........................................           (5,494)            (3,775)
  Purchases of investments - available for sale...............................          (10,857)            (7,068)
  Maturities and sales of investments - available for sale....................            9,305              6,460
                                                                                 ---------------    ---------------
        Net cash used in investing activities.................................           (7,046)            (4,383)
                                                                                 ---------------    ---------------
Cash flows from financing activities:
  Proceeds from sale of common stock..........................................               99              1,403
  Decrease in capital lease obligations.......................................             (194)              (247)
  Purchases of treasury stock.................................................          (15,820)            (3,239)
  Redemption of preferred stock...............................................                -               (167)
  Dividends paid on preferred stock...........................................                -                 (4)
                                                                                 ---------------    ---------------
        Net cash used in financing activities.................................          (15,915)            (2,254)
                                                                                 ---------------    ---------------
Net increase in cash and cash equivalents.....................................            1,508              9,968
Cash and cash equivalents at beginning of period..............................           11,570             10,191
                                                                                 ---------------    ---------------
Cash and cash equivalents at end of period....................................   $       13,078     $       20,159
                                                                                 ---------------    ---------------
Supplemental disclosure of cash flow information:
  Cash paid for interest......................................................   $            1     $            9
                                                                                 ---------------    ---------------
  Income taxes paid...........................................................   $        8,400     $        5,857
                                                                                 ---------------    ---------------



 The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The Company expects to amend its 2000 Annual Report on Form 10-K in the near future to reflect the change in accounting for commission advance receivables described below.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited financial statements as of September 30, 2001, and for the three and nine months ended September 30, 2000 and 2001, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three and nine months ended September 30, 2001, are not necessarily indicative of results expected for the full year.

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


     Change in Accounting for Commission Advance Receivables
     -------------------------------------------------------
     As previously reported, in January 2001 and May 2001, the staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") reviewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reviewing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables was not in accordance with GAAP. The Company subsequently appealed this decision to the Chief Accountant of the SEC. On July 25, 2001, the Company announced that the Chief Accountant concurred with the prior staff opinion of the Division of Corporation Finance. The Company subsequently announced that it would not pursue any further appeals and that it would amend its previously filed SEC reports to restate the Company's financial statements to reflect the SEC's position that the Company's advance commission payments should be expensed when paid. As previously disclosed, the change in accounting treatment reduced total assets from $247 million at December 31, 2000 to $93 million, reduced total liabilities from $100 million to $48 million (due to the elimination of deferred taxes related to the receivables) and therefor reduced stockholders' equity from $147 million to $45 million. The elimination of the receivables reduced 2000 net income from $43.6 million, or $1.92 per diluted share, to $20.5 million, or $.90 per diluted share. The accompanying financial statements reflect the change in accounting treatment for advance payments made to associates. A summary of the effects of the restatement on previously reported results of operations follows:



                                                                  Nine months ended      Three Months Ended
                                                                 September 30, 2000      September 30, 2000
                                                                 -------------------     -------------------
                                                                 (Amount in 000's, except per share amounts)

Net income applicable to common shares:
     As previously reported.................................           $ 38,407                $ 14,360
     As restated............................................             15,258                   7,332

Basic earnings per common share:
     As previously reported.................................           $   1.70                $    .64
     As restated............................................                .68                     .33

Diluted earnings per common share:
     As previously reported.................................           $   1.69                $    .63
     As restated............................................                .67                     .32


2.    CONTINGENCIES

     Subsequent to December 31, 2000, the Company and various other executive officers were named in multiple putative securities class action complaints filed in both the United States District Courts for the Eastern and Western Districts of Oklahoma seeking damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company uses to account for commission advance receivables from sales associates. These complaints have been transferred to the Western District of Oklahoma and have been consolidated into a single proceeding. The amended and consolidated complaint, which adds the Company's former outside auditors as defendants, was filed on June 14, 2001, and the Company filed a motion to dismiss the complaint on July 24, 2001. Under the Private Securities Litigation Reform Act of 1995, discovery is stayed during the pendency of a motion to dismiss. While the outcome of these cases is uncertain, the Company believes these actions are without merit and will vigorously defend these actions. However, an unfavorable decision in this litigation could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. The derivative actions are in the preliminary pleading stage. The complaints allege that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by allegedly improperly capitalizing commission expenses, caused the Company to allegedly pay increased salaries and bonuses based upon financial performance which was allegedly improperly inflated and caused the Company to expend significant dollars in connection with the defense of its accounting policy, including cost incurred in connection with the defense of the securities class actions described above, and in connection with repurchase of its own shares on the open market at allegedly artificially inflated prices. The Company believes that these derivative actions are related to the securities class actions described above and may be intended to circumvent the restrictions on the securities class actions imposed by the Private Securities Litigation Reform Act of 1995. While the outcome of these cases is uncertain, based on the information currently available to the Company, it appears that the complaints should be dismissed because the plaintiffs failed to make or excuse the requisite demand that the Company pursue the claims of alleged misconduct.

     In the second quarter of 2001 and through August 24, 2001, multiple lawsuits were filed against the Company, certain sales associates and other unnamed defendants in Alabama state courts by current or former members seeking unspecified actual and punitive damages for alleged breach of contract and fraud in connection with the sale of memberships. As of October 31, 2001, the Company was aware of 17 separate lawsuits involving approximately 110 plaintiffs that have been filed in multiple counties in Alabama and it is possible that additional cases will be filed. These cases make allegations similar to allegations made in cases previously filed against the Company in Alabama state courts by multiple plaintiffs which was previously settled for a payment of $1.5 million to settle claims by 97 separate claimants. Based on the Company's preliminary investigation of the new cases, the facts involved are in many respects significantly different from the facts involved in the case the company previously settled. These cases are all in the preliminary stages and the ultimate outcome is not determinable.

     On June 29, 2001, an action was filed in the District Court of Canadian County, Oklahoma by Gina Cotwitz against the Company. This action is a putative class action on behalf of all sales associates of the Company and alleges violations of the Oklahoma Consumer Protection Act, the Oklahoma Uniform Consumer Credit Code and breach of contract in connection with certain of the Company's practices relating to advancing commissions to sales associates. The Company has filed an answer denying the plaintiff's claims and raising affirmative defenses and intends to vigorously defend this case. The case is in the preliminary stages and the ultimate outcome is not determinable

     The Company is a defendant in various other legal proceedings that are routine and incidental to its business. The Company will vigorously defend its interests in these proceedings. While the ultimate outcome of these proceedings is not determinable

     The Company has established reserves where deemed necessary for the anticipated costs of defense, relating to the various claims pending against the Company. The Company does not currently anticipate that these contingencies will result in any material adverse effect to the financial condition or results of operation.


3.    STOCK REPURCHASES

     The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 4 million shares during subsequent board meetings. At September 30, 2001, the Company had repurchased 2.6 million shares under these authorizations for a total consideration of $62.6 million, an average price of $24.07 per share.

     Stock repurchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the repurchase program. The Company obtained on November 6, 2001 a $17.5 million line of credit facility that will be used for additional repurchases.


4.    EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the respective periods.

     Diluted earnings per common share are computed by dividing net income applicable to common stockholders, as adjusted to add back dividends on preferred stock, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The $3.00 cumulative convertible preferred stock and the special preferred stock are considered to be dilutive common stock equivalents for the fiscal year 2000. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to be purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.


5.    SEGMENT INFORMATION

     The Company derived approximately 99% of its revenues and 102% and 96%, respectively of its net income from the sale of legal service plans and directly related activities during the nine months ended September 30, 2001 and 2000. Revenues from the Company's other operating segment (life insurance, through Universal Fidelity Life Insurance Company ("UFL")) were approximately 1% of the respective consolidated total revenues for the nine months ended September 30, 2001 and 2000 and net income was (2%) and 4% of the respective consolidated total net income. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The following table sets forth the composition of the segments and total Company revenues and net income for the nine months ended September 30, 2001 and 2000 and identifiable assets as of September 30, 2001 and December 31, 2000 (Amounts in 000's).





                                                                    Nine months ended
                                                                       September 30,
                                                              -------------------------------
                                                                     2001            2000
                                                              --------------- ---------------
                                                                                  (Restated)

Revenues:
  Legal service plans and directly related activities:
    Legal service plan Membership fees....................    $      194,005  $      153,181
    Associate services....................................            26,829          23,475
    Other.................................................             2,704           2,619
                                                              --------------- ---------------
        Total.............................................    $      223,538  $      179,275
                                                              --------------- ---------------

  Life insurance segment (UFL):
    Life premiums and other income........................               860           2,474
                                                              --------------- ---------------
        Total.............................................    $          860           2,474
                                                              --------------- ---------------
           Total..........................................    $      224,398  $      181,749
                                                              --------------- ---------------
Interest income:
    Legal service plans and directly related activities...    $        3,186  $        2,538
    Life insurance segment (UFL)..........................               664             716
                                                              --------------- ---------------
         Interest income..................................    $        3,850  $        3,254
                                                              --------------- ---------------

Net income (loss):
    Legal service plans and directly related activities...    $       19,365  $       14,663
    Life insurance segment (UFL)..........................              (434)            599
                                                              --------------- ---------------
        Net income........................................    $       18,931  $       15,262
                                                              --------------- ---------------

                                                                 September 30,   December 31,
                                                                      2001           2000
                                                              --------------- ---------------
                                                                                 (Restated)
Assets:
    Legal service plans and directly related activities...    $       79,649  $       68,341
    Life insurance segment (UFL)..........................            26,734          24,816
                                                              --------------- ---------------
        Total assets......................................    $      106,383  $       93,157
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As previously reported, in January 2001 and May 2001, the staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") reviewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reviewing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables was not in accordance with GAAP. The Company subsequently appealed this decision to the Chief Accountant of the SEC. On July 25, 2001, the Company announced that the Chief Accountant concurred with the prior staff opinion of the Division of Corporation Finance. The Company subsequently announced that it would not pursue any further appeals and that it would amend its previously filed SEC reports to restate the Company's financial statements to reflect the SEC's position that the Company's advance commission payments should be expensed when paid. As previously discussed, the change in accounting treatment reduced total assets from $247 million at December 31, 2000 to $93 million, reduced total liabilities from $100 million to $48 million (due to the elimination of deferred taxes related to the receivables) and therefore reduced stockholders' equity from $147 million to $45 million. The elimination of the receivables reduced 2000 net income from $43.6 million, or $1.92 per diluted share, to $20.5 million, or $.90 per diluted share. The Company expects to amend its 2000 Annual Report on Form 10-K in the near future to reflect the change in accounting for commission advance receivables and restate all periods included in the 2000 Form 10-K. The financial statements and the explanation thereof contained in this Form 10-Q reflect the change in the accounting treatment for advance payments made to associates.


Results of Operations - Nine months ended 9/30/01 compared to nine months
-------------------------------------------------------------------------
                        ended 9/30/00
                        -------------

     The Company reported net income applicable to common shares of $18.9 million, or $.88 per diluted common share, for the nine months ended September 30, 2001, up 24% from net income applicable to common stockholders of $15.3 million, or $.67 per diluted common share, for the comparable period of the prior year. The increase in the net income applicable to common shares for the 2001 period is primarily the result of increases in Membership fees for 2001 as compared to 2000.

     Membership fees totaled $194.0 million during 2001 compared to $153.2 million for 2000, an increase of 27%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 9% during the nine months ended September 30, 2001 to 548,967 from 504,408 during the comparable period of 2000. At September 30, 2001, there were 1,216,889 active Memberships in force compared to 1,018,181 at September 30, 2000, an increase of 20%. Additionally, the average annual fee per Membership has increased from $243 for all Memberships in force at September 30, 2000 to $251 for all Memberships in force at September 30, 2001, a 3% increase. This increase is a result of a higher portion of active Memberships containing the Legal Shield benefit and the additional pre-trial hours benefit at an additional cost and increased sales of the Business Owners' Legal Solutions plan.

     Associate services revenue increased 14% from $23.5 million for the first nine months of 2000 to $26.8 million during the same period of 2001 primarily as a result of more new associates recruited and of the Fast Start program which generated training fees of approximately $14.6 million during the first nine months of 2001 compared to $12.7 million for the comparable period of 2000. The field training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. The $14.6 million and $12.7 million for the nine month periods ending September 30, 2001 and 2000, respectively, in training fees was comprised of $184 from each of approximately 79,584 new sales associates who elected to participate in Fast Start during the first nine months of 2001 compared to 69,251 that participated during the comparable period of 2000. New associates enrolled during the first nine months of 2001 were 83,193 compared to 74,273 for the same period of 2000, an increase of 12%.

     Other income decreased from $5.1 million for the first nine months of 2000 to $3.6 million during the same period of 2001, primarily due to a reduction in product sales and UFL's claims processing revenue.

     Primarily as a result of the increase in Membership fees and associate services, total revenues increased to $224.4 million for the nine months ended September 30, 2001 from $181.7 million during the comparable period of 2000, an increase of 24%.

     Membership benefits totaled $64.8 million for the nine months ended September 30, 2001 compared to $51.0 million for the comparable period of 2000, an increase of 27%, and represented 33.4% and 33.3% of Membership fees for 2001 and 2000, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near 35% as substantially all active Memberships provide for a capitated benefit.

     Commission payments to associates increased 16% to $84.2 million for the nine months ended September 30, 2001 compared to $72.4 million for the comparable period of 2000, and represented 43% and 47% of Membership fees for such periods. These amounts were reduced by $1.8 million and $1.3 million, respectively, representing Membership lapse fees. These fees are determined by applying the prime interest rate to the advance commission payment balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions payments due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependant on the associate selling new Memberships which qualify for advance commission payments. Commission payments to associates per new membership sold were $153 per membership for the nine months ended September 30, 2001 compared to $143 for the comparable period of 2000. This $10 increase in commission payments per new member was primarily due to increased advance commission payments to new associates during the second and third quarter of 2001.

     Associate services and direct marketing expenses increased to $21.6 million for the nine months ended September 30, 2001 from $17.0 million for the comparable period of 2000. Fast Start bonuses incurred were approximately $7.0 million during the first nine months of 2001 compared to $5.6 million in the same period of 2000. Additional costs due to increased enrollment of new associates and purchases of marketing and promotional supplies by associates also contributed to the increase. These expenses also include marketing costs, other than commissions, that are directly associated with new Membership sales.

     General and administrative expenses during the nine months ended September 30, 2001 and 2000 were $21.1 million and $17.5 million, respectively, and represented 10.9% and 11.4% of Membership fees for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of Membership fees as a result of certain economies of scale.

     Other expenses, which includes depreciation and amortization, premium taxes and product costs reduced by interest income, increased to $3.1 million for the nine months ended September 30, 2001 from $1.9 million for comparable period of 2000. Depreciation and amortization increased to $3.0 million for the first nine months of 2001 from $2.0 million for the comparable period of 2000. Premium taxes increased from $1.2 million for the nine months ended 2000 to $1.7 million for the same period of 2001. Product costs declined by approximately $590,000 during the 2001 period from the first nine months of 2000. Interest income increased by approximately $75,000 for the first nine months of 2001 to $2.0 million due to an increase in investment balances.

     The Company has recorded a provision for income taxes of $9.8 million (34.2% of pretax income) for the first nine months of 2001 compared to $6.0 million (28.3% of pretax income) for the same period of 2000. The decrease in the effective tax rate for 2000 was due to the recognition of certain income tax credits.

     The Company did not pay preferred stock dividends during the first nine months of 2001 since during the second quarter of 2000, all shares of preferred stock were converted into shares of common stock or repurchased by the Company. Dividends paid on outstanding preferred stock were $4,000 for the nine-month period ended September 30, 2000.

Results of Operation - Third Quarter of 2001 compared to the Third Quarter
--------------------------------------------------------------------------
                       of 2000
                       -------

     The results of operations in the third quarter of 2001, compared to the third quarter of 2000, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first nine months of 2001 to the first nine months of 2000.

     Total revenues increased 17% or approximately $11.0 million to $76.6 million in the third quarter of 2001 compared to $65.6 million in the third quarter of 2000, primarily as a result of increases in membership premiums offset by a reduction in associate services revenue. The membership premium increase of 24% primarily resulted from an increase in the number of average active memberships during the third quarter of 2001 compared to the similar period in 2000. Associate services revenue decreased 24% from $10.1 million for the third quarter of 2000 to $7.7 million during the same period of 2001 primarily as a result of fewer new associates being recruited.

     Membership benefits totaled $22.4 million in the 2001 third quarter compared to $18.6 million in the 2000 third quarter and resulted in a loss ratio of 33% and 34%, respectively.

     Commission payments to associates increased 20% to $28.5 million for the three months ended September 30, 2001 compared to $23.8 million for the comparable period of 2000, and represented 42% and 44% of Membership fees for such periods. These amounts were reduced by $577,000 and $559,000, respectively, representing Membership lapse fees. Commission payments to associates per new membership sold were $161 per membership for the three months ended September 30, 2001 compared to $139 for the comparable period of 2000. This $22 increase in commission payments per new member was primarily due to increased advance commission payments to new associates during the third quarter of 2001. Effective October 1, 2001 new associates must qualify to receive advance commissions; accordingly management expects future commission payments per new member to be between $145 and $155.

     Associate services and direct marketing expenses decreased to $5.3 million for the third quarter of 2001 from $7.1 million for the comparable period of 2000 primarily due to the reduction in new associates recruited during the period.

     General and administrative expenses during the three months ended September 30, 2001 and 2000 were $7.7 million and $5.8 million, respectively, and represented 11.4% and 10.6% of Membership fees.

     The Company has recorded a provision for income taxes of $3.9 million (35% of pretax income) for the three months ended September 30, 2001 compared to $2.5 million (25% of pretax income) for the same period of 2000. The decrease in the effective tax rate for 2000 was due to the recognition of certain income tax credits.

     The above factors resulted in a 2001 third quarter net income applicable to common shareholders of $7.3 million, or $.34 per share, diluted, compared to $7.3 million, or $.32 per share, for the third quarter of 2000.

Liquidity and Capital Resources
-------------------------------

     General
     Consolidated net cash provided by operating activities was $24.5 million for the first nine months of 2001 compared to $16.6 million for the 2000 period. The increase of $7.9 million in cash provided by operating activities during the first nine months of 2001 compared to the same period of 2000 resulted primarily from the increase in net income of $3.6 million, the $1 million increase in depreciation and amortization, $1.4 million change in Membership income receivable and the change in the net increase in accounts payable and accrued expenses of $4.3 million partially offset by the $1.9 million change in the provision for deferred income taxes.

     Consolidated net cash used in investing activities was $7.0 million for the first nine months of 2001 compared to $4.4 million for the comparable period of 2000. This $2.6 million increase in cash used in investing activities resulted primarily from the $3.2 million increase in the purchases of investments and the $1.8 million increase in net additions to property and equipment offset by the $2.3 million change in the maturities and sales of investments.

     Net cash used in financing activities during the first nine months of 2001 was $15.9 million compared to $2.3 million for the comparable period of 2000. This $13.6 million change was primarily due to the $12.6 million increase in treasury stock purchases during the first nine months of 2001 as compared to the comparable period of 2000.

     The Company had a consolidated working capital surplus of $6.7 million at September 30, 2001, an increase of $1.9 million compared to a consolidated working capital surplus of $4.8 million at December 31, 2000. The $1.9 million increase in working capital during the first nine months of 2001 was primarily due to the $1.5 million increase in cash and cash equivalents, a $1.2 million decrease in available-for-sale investments, a $3.9 million increase in deferred income taxes offset by a $1.2 million increase in deferred Membership revenue and fees and associate fees and an $580,000 increase in accrued Membership benefits and a $635,000 increase in accounts payable and accrued expenses.

     At September 30, 2001 the Company reported $45.4 million in cash and investments (after utilizing more than $15.8 million to repurchase approximately 917,000 shares of its common stock during the nine months ending September 30,
2001) compared to $41.3 million at December 31, 2000. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances and immediately expenses for financial reporting purposes significant commission payments to associates at the time a Membership is sold. During the nine months ended September 30, 2001, the Company made advance commission payments to associates of $83.9 million on new Membership sales compared to $73.0 million for the same period of 2000. Since approximately 94% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. However, these advance commission payments will result in significantly lower future commission payments to associates because associates are not entitled to receive commissions until the advance is repaid through commissions otherwise earned by the associate. Advance commission payments to associates were reduced by earned commissions of $46.4 million and $37.5 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Although the advance payments are immediately expensed and therefore not recorded as an asset, the Company assesses recoverability of its advance payments quarterly based on estimates of the future commissions to be earned on active memberships.

     While not recorded on the balance sheet, unearned commission payments to associates for the nine months ended September 30, 2001 were as follows:

                                       (in thousands)
                                       --------------

Unearned advance commission payments at December 31, 2000.................      $   167,193
Advance commission payments, net..........................................           83,947
Earnings applied to advance commission payments...........................          (46,393)
Advance commission payment write-offs.....................................           (1,399)
                                                                                ------------
Balance at September 30, 2001 before estimated unrecoverable payments.....          203,348
Estimated unrecoverable advance commission payments.......................          (13,686)
                                                                                ------------
Unearned advance commission payments at September 30, 2001................      $   189,662
                                                                                ------------

     Unearned advance commission payments outstanding at September 30, 2001 included $33.0 million attributable to associates that are not "vested" and have lost their right to any further commissions earned on Memberships. An associate is considered to be "vested" if he or she has sold at least three new Memberships per quarter or if he or she retains a personal Membership. As such, at September 30, 2001 future commission payments and related expense will be reduced as unearned advance commission payments of $156.7 million are recovered.

     The Company has not historically demanded repayment of advances to associates from sources other than future earned commissions, even when management has reason to believe that future earned commissions to which the associate may be entitled would be insufficient to recover the advance. This policy is based on management's judgement that pursuit of collection would have the potential to disrupt the Company's relationship with its sales associates and potentially adversely affect shareholder value. A substantial amount of advances, estimated at $13.7 million at September 30, 2001, are not expected to be recovered from future earned commissions.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at September 30, 2001 of $39.2 million and the cash flow generated from operations. The Company expects to maintain cash and investment balances on an on-going basis of approximately $30 to $40 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as stock repurchases. The Company has completed a $17.5 million line of credit facility and continues to consider borrowing funds in order to continue or increase the rate of stock repurchases, including financing its new corporate headquarters in order to allow cash flow from operations to continue to be used to repurchase stock.

     The Company's Board of Directors has previously approved the borrowing of up to $30 million to repurchase common stock and to finance the construction of its new headquarters (estimated to be approximately $25 million) and authorized an additional 1 million shares to be repurchased. The Company has Board authorization to repurchase 1.4 million shares of its common stock in the open market from time to time.

     On November 6, 2001, the Company entered into a $17.5 million line of credit with Bank of Oklahoma, N.A. in order to fund additional stock repurchases. The line of credit provides for immediate funding of up to $17.5 million with scheduled repayments beginning February 15, 2002 and ending November 15, 2002 with interest at the Libor rate plus 2% per annum or the prime rate minus 1/2 percent per annum as selected by the Company. The loan is secured by the Company's rights to receive membership fees on a portion of its memberships.

     The terms of this loan have various covenants customary for similar transactions, including that the Company:

o Maintain a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.25 to 1;

o Maintain a 12 month weighted average retention rate of not less than 70% for contracts entered which have been in existence for greater than 18 months; and

o Maintained a funded debt to tangible net worth ratio of not greater than 3 to 1.

o    Not incur liens or aggregate debt in excess of$19.5 million;

o    Not engage in mergers, acquisitions or sales of assets;

o    Not pay dividends or make any distributions to shareholders;

o    Not guarantee the obligations of others; and

o    Not enter into transactions with affiliates on less than arms-length terms.


    Parent Company Funding and Dividends
    Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, UFL and PPLSIF. The ability of PPLCI, UFL and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI, UFL and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI and UFL are required to maintain its stockholders' equity at levels sufficient to satisfy various state regulatory requirements, the most restrictive of which is currently $3 million for PPLCI. Additional capital requirements of PPLCI, UFL or PPLSIF, if needed, would be funded by the Company in the form of capital contributions or surplus debentures.

FORWARD - LOOKING STATEMENTS
----------------------------

     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, expected operating results, and statements regarding accounting issues raised by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (See Note 1 (Basis of Presentation) to the Consolidated Financial Statements), and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on the Company's historical operating trends and financial condition as of September 30, 2001 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including (among others) those listed in the Company's Annual Report on Form 10-K and in Note 2 to the Consolidated Financial Statements included herein. Please refer to page 30 of the Company's 2000 Annual Report on Form 10-K and page 10 herein for a more complete description of the factors that could cause actual results to differ materially from those described in the forward-looking statements. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

     As of September 30, 2001, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                                        Estimated
                                                                                                          fair value
                                                                                                          after
                                                                                     Hypothetical      hypothetical
                                                                                  change in interest    change in
                                                                                         rate            interest
                                                                 Fair Value        (bp=basis points)       rate
                                                              --------------     --------------------  -------------
                                                                            (Dollars in thousands)

Fixed-maturity investments at September 30, 2001 (1)........        $27,568       100 bp increase        $  26,719
                                                                                  200 bp increase           25,913
                                                                                  50 bp decrease            27,992
                                                                                  100 bp decrease           28,438

Fixed-maturity investments at December 31, 2000 (1).........        $25,480       100 bp increase        $  24,635
                                                                                  200 bp increase           23,773
                                                                                  50 bp decrease            25,882
                                                                                  100 bp decrease           26,261
--------------------

(1) Excluding short-term investments with a fair value of $3.3 and $3.9 million at September 30, 2001 and December 31, 2000, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point incr ease in market interest rates at September 30, 2001 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $1.7 million at that date. At December 31, 2000, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $1.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(a) Exhibits: The following exhibits are filed as part of this Form 10-Q:


                No.        Description
                ----       ---------------
                10.1       Loan agreement dated November 6, 2001 between Bank of Oklahoma, N.A. and the Company
                10.2       Security agreement dated November 6, 2001 between Bank of Oklahoma, N.A. and the
                           Company
                11.1       Statement Regarding Computation of Per Share Earnings


(b) Reports on Form 8-K:

         The Company  filed Form 8-K dated August 3, 2001 providing under Item 4
         - Changes in Registrant's Certifying Accountant describing the Company's mutual agreement with its independent auditor, Deloitte & Touche LLP, to cease their client-auditor relationship.

         The Company  filed  Form  8-K dated  September 19, 2001 providing under
         Item 4 - Changes in Registrant's Certifying Accountant describing the Company's engagement of Grant Thornton LLP as its new independent accountants as of September 17, 2001.




                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          PRE-PAID LEGAL SERVICES, INC.





Date: November 14, 2001            /s/ Randy Harp
                                   ---------------------------------------------
                                   Randy Harp
                                   Chief Operating Officer
                                   (Duly Authorized Officer)



Date:  November 14, 2001           /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer
                                   (Principal Accounting Officer)








                                  EXHIBIT INDEX


No.                                  Description
---           ---------------------------------------------------------
10.1          Loan agreement dated November 6, 2001 between Bank of
                     Oklahoma, N.A. and the Company
10.2          Security agreement dated November 6, 2001 between Bank of
                     Oklahoma, N.A. and the Company
11.1          Statement Regarding Computation of Per Share Earnings




                                  EXHIBIT 10.1


                                  LOAN AGREEMENT
                                  ---------------

     This Loan Agreement is dated as of November 6, 2001, between Pre-Paid Legal Services, Inc., an Oklahoma corporation (the "Borrower") and Bank of Oklahoma, N.A. (the "Bank").

                                    Article I

                        DEFINITIONS AND ACCOUNTING TERMS


     Section 1.01. Defined Terms. As used in this Agreement, the following terms have the following meanings (terms defined in the singular to have the same meaning when used in the plural and vice versa):

     "Affiliate" means any Person (1) which directly or indirectly controls, or is controlled by, or is under common control with the Borrower or a Subsidiary;
(2) which directly or indirectly beneficially owns or holds five percent (5%) or more of any class of voting stock of the Borrower or any Subsidiary; or (3) five percent (5%) or more of the voting stock of which is directly or indirectly beneficially owned or held by the Borrower or a Subsidiary. The term "control" means the possession, directly or indirectly, or the power to direct or cause the direction of the management and policies of a Person, whether through the ownership or voting securities, by contract, or otherwise.

     "Agreement" means this Loan Agreement, as amended, supplemented, or modified from time to time.

     "Approved Affiliate Loans" means (i) loans or advances in the ordinary course of business with subsidiaries and sales associates and (ii) loans not to exceed $1,500,000 in the aggregate to Harland Stonecipher and Randy Harp to exercise stock options on or before December 31, 2001. Notwithstanding the above, the Borrower shall not be allowed to make any loans or advances under
(ii) above if at the time of such loan or advance, the Borrower is in default under the Loan Agreement, or if the making of such loan or advance creates a Default, or Event of Default.

     "Business Day" means any day other than a Saturday, Sunday, or other day on which commercial banks in the State of Oklahoma are authorized or required to close under the laws of the State of Oklahoma.

     "Capital Lease" means all leases, which have been or should be capitalized on the books of the lessee in accordance with GAAP.

     "Code" means the Internal Revenue Code of 1986, as amended from time to time, and the regulations and published interpretations thereof.

     "Collateral" means all property which is subject or is to be subject to the Lien granted by the Security Agreement, which property will include (a) all of the Borrower's rights to receive payment from its members pursuant to its Contracts with members located in jurisdictions where Contracts are not regulated as insurance or other similar regulation under any applicable state insurance or similar laws; and (b) any and all amounts owed by any Subsidiary to the Borrower.

     "Commonly Controlled Entity" means an entity, whether or not incorporated, which is under common control with the Borrower within the meaning of Section 414(b) or 414(c) of the Code.

     "Contracts" means the legal services contracts that are entered into by and between the Borrower and its members in the ordinary course of business as described in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934

     "Debt" means (1) indebtedness or liability for borrowed money; (2) obligations evidenced by bonds, debentures, notes, or other similar instruments;
(3) obligations for the deferred purchase price of property or services (including trade obligations); (4) obligations as lessee under Capital Leases;
(5) current liabilities in respect of unfunded vested benefits under Plans covered by ERISA; (6) obligations under letters of credit; (7) obligations under acceptance facilities; (8) all guaranties, endorsements (other than for collection or deposit in the ordinary course of business), and other contingent obligations to purchase, to provide funds for payment, to supply funds to invest in any Person or entity, or otherwise to assure a creditor against loss; and (9) obligations secured by any Liens, whether or not the obligations have been assumed.

     "Debt Service Coverage Ratio" means (a) proceeds from the sale of Universal Life Insurance Company (a subsidiary of the Borrower), to the extent such proceeds remain available for debt service, plus dividends from Subsidiaries received after the date of this Agreement, to the extent such proceeds remain available for debt service, plus, for the previous two months, the Borrower's net income, plus depreciation and amortization, minus stock repurchases not funded from proceeds of the Loan, minus cash outlays for settlement of any lawsuit not otherwise accounted for in the net income figure, minus unfunded construction costs incurred by Borrower for its new headquarters and not otherwise accounted for in the net income figure divided by (b) for the next ensuing two months, principal payments due on the Loan and any other Funded Debt or Capital Leases.

     "Default" means any of the events specified in Section 8.01, whether or not any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

     "Dollars" and the sign "$" mean lawful money of the United States of America.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations and published interpretations thereof.

     "Event of Default" means any of the events specified in Section 8.01, provided that any requirement for the giving notice, the lapse of time, or both, or any other condition, has been satisfied.

     "Funded Debt" means Debt that is evidenced by bonds, debentures, note or other similar instruments.

     "GAAP" means generally accepted accounting principles in the United States. All accounting terms not specifically defined herein shall be construed in accordance with GAAP consistent with those applied in the preparation of the financial statements referred to in Section 4.04, and all financial data submitted pursuant to this Agreement shall be prepared in accordance with such principles.

     "Libor Rate" means the 30-day London Interbank Offered Rate, as determined by the Bank from time to time.

     "Lien" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority, or other security agreement or preferential arrangement, charge, or encumbrance of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction to evidence any of the foregoing).

     "Loan" shall have the meaning assigned to such term in Section 2.

     "Loan  Document(s)"  means  this  Agreement,  the  Note  and  the  Security
Agreement.

     "Multiemployer Plan" means a Plan described in Section 4001(a)(3) of ERISA.

     "Note" means the promissory note described in Section 2.04 hereof.

     "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

     "Person" means an individual,  partnership,  corporation,  business  trust,
joint  stock  company,  trust,   unincorporated   association,   joint  venture,
governmental authority, or other entity of whatever nature.

     "Plan" means any pension plan, which is covered by Title IV of ERISA and in respect of which the Borrower or a Commonly Controlled Entity is an "employer" as defined in Section 3(5) of ERISA.

     "Prime Rate" means the rate of interest announced by Chase Manhattan Bank from time to time as its prime commercial lending rate.

     "Principal Office" means the Bank's office at 201 Robert S. Kerr Avenue, Oklahoma City, Oklahoma 73102.

     "Prohibited Transaction" means any transaction set forth in Section 406 of ERISA or Section 4975 of the Code.

     "Rate" means either (a) the Libor Rate plus two percent (2%) per annum,  or
(b) the Prime Rate minus one-half percent (.5%) per annum, as selected by Borrower on the first day of each month for such month. If no selection is made, Borrower will be deemed to have elected the rate based on the Libor Rate.

     "Reportable Event" means any of the events set forth in Section 4043 of ERISA.

     "Security Agreement" means the Security Agreement to be delivered by the Borrower under the terms of this Agreement.

     "Subsidiary" means, as to the Borrower, a partnership or corporation or other entity which shares of stock or other equity interests having ordinary voting power to elect a majority of the board of directors or other managers of such entity are at the time owned, or the management of which is otherwise controlled, directly, or indirectly through one or more intermediaries, or both, by the Borrower.

     "Termination Date" means November 15, 2002.


                                   Article II

                          AMOUNT AND TERMS OF THE LOANS


     Section 2.01. Term Loan. Subject to the terms and conditions of this Agreement, the Bank agrees to make a loan (the "Loan") to the Borrower in the principal amount of $17,500,000. The Loan will mature on the Termination Date. On the Termination Date, the Borrower will pay Bank the amount necessary to repay in full the unpaid principal amount of the Loan, together with any accrued but unpaid interest.

     Section 2.02. Interest Rate. The Borrower shall pay interest to the Bank on the outstanding and unpaid principal amount of the Loan at a rate per annum equal to the Rate. Interest shall be calculated on the basis of a year of 360 days for the actual number of days elapsed. Any principal amount not paid when due (at maturity, by acceleration or otherwise) shall bear interest thereafter until paid in full, payable on demand, at the rate of Prime Rate plus three (3%) per annum.

     Section 2.03. Monthly Payments. Accrued interest will be payable monthly beginning on December 15, 2001. Monthly principal payments in an amount of $1,944,445 will be required commencing on February 15, 2002, and continue on the 15th day of each month thereafter during the term of the Loan; provided, however, that the referenced principal payment will be reduced to an amount equal to one-ninth (1/9th) of the principal amount of the Loan if the Loan is not fully advanced.

     Section 2.04. Note. The Borrower's obligation to repay the Loan shall be evidenced by its promissory note (the "Note") payable to the order of the Bank in substantially the form of Exhibit "A" attached hereto, with all blanks appropriate filled in. The Note shall be dated the date of this Agreement.

     Section 2.05. Prepayments. The Borrower may, upon at least three (3) business days' notice to the Bank, prepay the Note in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, provided that each partial prepayment shall be in a principal amount of not less than $50,000 and shall be applied to the principal installments of the Note in the inverse order of their maturities.

     Section 2.06. Method of Payment. The Borrower shall make each payment under this Agreement and under the Note not later than 2:00 P.M. (based on the time zone applicable to the Principal Office) on the date when due in lawful money of the United States to the Bank at its Principal Office in immediately available funds. Whenever any payment to be made under this Agreement or under the Note shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of the payment of interest.

     Section 2.07. Use of Proceeds. The proceeds of the Loans hereunder shall be used to purchase shares of common stock of the Borrower in the open market. The Borrower will not, directly or indirectly, use any part of such proceeds for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System or to extend credit to any Person for the purpose of purchasing or carrying any such margin stock, or for any purpose which violates, or in inconsistent with, Regulation X of such Board of Governors.

                                   Article III

                              CONDITIONS PRECEDENT

     Section 3.01. Conditions Precedent. The obligation of the Bank to make the Loan to the Borrower is subject to the conditions precedent that the Bank shall have received each of the following, in form and substance satisfactory to the Bank and its counsel:

     (1) Note. The Note duly executed by the Borrower;

     (2) Security Agreement. A Security Agreement duly executed by the Borrower together with: (a) acknowledgment copies of the Financing Statements duly filed under the Uniform Commercial Code of all jurisdictions necessary or, in the opinion of the Bank, desirable to perfect the security interest created by the Security Agreement; and (b) certified copies of Requests for Copies or Information identifying all of the financing statements on file with respect to the Borrower in all jurisdictions referred to under (a), including the Financing Statement filed by the Bank against the Borrower, indicating that no party claims an interest in any of the Collateral;

     (3) Evidence of all corporate action by Borrower. Certified (as of the date of this Agreement) copies of all corporate action taken by the Borrower, including resolutions of its Board of Directors, authorizing the execution, delivery, and performance of the Loan Documents to which it is a party and each other document to be delivered pursuant to this Agreement;

     (4) Incumbency and signature certificate of Borrower. A certificate (dated as of the date of this Agreement) of the Secretary of the Borrower certifying the names and true signatures of the officers of the Borrower authorized to sign the Loan Documents to which it is a party and the other documents to be delivered by the Borrower under this Agreement; and

     (5) Opinion of counsel for Borrower. A favorable opinion of counsel for the Borrower, confirming the due execution and delivery of the Loan Documents to which the Borrower is a party, the enforceability thereof, and as to such other matters as the Bank may reasonably request.

     (6) Loan Fee. A payment to Bank in the amount of $87,500 representing the loan fee payable to Bank in connection with the Loan.

                                   Article IV

                         REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants to the Bank that:

     Section 4.01. Incorporation, Good Standing, and Due Qualification. The Borrower and each of its Subsidiaries are corporations duly incorporated, validly existing, and in good standing under the laws of the jurisdiction of their incorporation; have the corporate power and authority to own their respective assets and to transact the business in which they are now engaged or proposed to be engaged in; and are duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction in which such qualification is required.

     Section 4.02. Corporate Power and Authority. The execution, delivery, and performance by the Borrower of the Loan Documents has been duly authorized by all necessary corporate action and does not and will not (1) require any consent or approval of the stockholders of such corporation; (2) contravene such corporation's charter or bylaws; (3) violate any provision of law, rule, regulation (including, without limitation, Regulations U and X of the Board of Governors of the Federal Reserve System), order, writ, judgment, injunction, decree, determination, or award presently in effect having applicability to such corporation; (4) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease, or instrument to which such corporation is a party or by which it or its properties may be bound or affected; (5) result in, or require, the creation or imposition of any Lien, upon or with respect to any of the properties now owned or hereafter acquired by such corporation; and (6) cause such corporation to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination, or award or any such indenture, agreement, lease, or instrument.

     Section 4.03. Legally Enforceable Agreement. This Agreement is, and each of the other Loan Documents when delivered under this Agreement will be, legal, valid, and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency, and other similar laws affecting creditors' rights generally.

     Section 4.04. Financial Statements. The consolidated balance sheet of the Borrower and its Subsidiaries as of June 30, 2001and the related consolidated statements of income and stockholders equity of the Borrower and its Subsidiaries for the 6 months r then ended, and the accompanying footnotes, as included in the Borrower's Quarterly report on Form 10-Q as filed with the Securities and exchange Commission, copies of which have been furnished to the Bank, are complete and correct and fairly present the consolidated financial condition of the Borrower and its Subsidiaries at such dates and the consolidated results of the operations of the Borrower and its Subsidiaries for the periods covered by such statements, all in accordance with GAAP consistently applied (subject to year-end adjustments in the case of the interim financial statements), and since June there has been no material adverse change in the consolidated condition (financial or otherwise), business, or operations of the Borrower and its Subsidiaries. There are no liabilities of the Borrower or any Subsidiary, fixed or contingent, which are material but are not reflected in the financial statements or in the notes thereto, other than liabilities arising in the ordinary course of business since June, 30, 2001. No information, exhibit, or report furnished by the Borrower to the Bank in connection with this Agreement contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statement contained therein not materially misleading.

     Section 4.05. Labor Disputes and Acts of God. Neither the business nor the properties of the Borrower or any Subsidiary are affected by any fire, explosion, accident, strike, lockout, or other labor dispute, drought, storm, hail, earthquake, embargo, act of God or of the public enemy, or other casualty (whether or not covered by insurance), which materially and adversely affects the business, properties, or the operations of the Borrower and its Subsidiaries, taken as a whole.

     Section 4.06. Other Agreements. Neither the Borrower nor any Subsidiary is a party to any indenture, loan, or credit agreement, or to any lease or other agreement or instrument or subject to any charter or corporate restriction which could have a material adverse effect on the business, properties, assets, operations, or conditions, financial or otherwise, of the Borrower and its Subsidiaries, taken as a whole, or the ability of the Borrower to carry out its obligations under the Loan Documents to which it is a party. Neither the Borrower nor any Subsidiary is in default in any respect in the performance, observance, or fulfillment of any of the obligations, covenants, or conditions contained in any agreement or instrument material to the Borrower's consolidated business.

     Section 4.07. Litigation. Excluding the lawsuits disclosed to Bank and listed in Exhibit "B", there is no pending or, to the knowledge of the Borrower threatened in writing to the Borrower or a Subsidiary, action or proceeding against or affecting the Borrower or any of its Subsidiaries before any court, governmental agency, or arbitrator.

     Section 4.08. No Defaults on Outstanding Judgments or Orders. The Borrower and its Subsidiaries have satisfied all judgments, and neither the Borrower nor any Subsidiary is in default with respect to any judgment, writ, injunction, or decree of any court, arbitrator, or federal, state, municipal, or other governmental authority, commission, board, bureau, agency, or instrumentally, domestic or foreign.

     Section 4.09. Ownership and Liens. The Borrower and each Subsidiary have title to, or valid leasehold interests in, all of their properties and assets, real and personal, including the properties and assets and leasehold interests reflected in the financial statements referred to in Section 4.04. (other than any properties or assets disposed of in the ordinary course of business), and none of the properties and assets owned by the Borrower or any Subsidiary and none of their leasehold interests is subject to any Lien, except such as may be permitted pursuant to Section 6.01 of this Agreement.

     Section 4.10. Subsidiaries and Ownership of Stock. Set forth in Exhibit "C" is a complete and accurate list of the Subsidiaries of the Borrower, showing the jurisdiction of formation of each and showing the percentage of the Borrower's ownership of the outstanding equity interests of each Subsidiary. All of the outstanding equity of each such Subsidiary has been validly issued, is fully paid and nonassessable, and is owned by the Borrower free and clear of all Liens.

     Section 4.11. ERISA. The Borrower and each Subsidiary are in compliance in all material respects with all applicable provisions of ERISA. Neither a Reportable Event nor a Prohibited Transaction has occurred and is continuing with respect to any Plan; no notice of intent to terminate a Plan has been filed nor has any Plan been terminated; no circumstances exist which constitute grounds entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer, a Plan; nor has the PBGC instituted any such proceedings; neither the Borrower nor any Commonly Controlled Entity has completely or partially withdrawn from a Multiemployer Plan; the Borrower and each Commonly Controlled Entity have met their minimum funding requirements under ERISA with respect to all of their Plans and the present value of all vested benefits under each Plan does not exceed the fair market value of all Plan assets allocable to such benefits, as determined on the most recent valuation date of the Plan and in accordance with the provisions of ERISA; and neither the Borrower nor any Commonly Controlled Entity has incurred any liability to the PBGC under ERISA.

     Section 4.12. Operation of Business. The Borrower and its Subsidiaries possess all licenses, permits, franchises, patents, copyrights, trademarks, and trade names, or rights thereto, to conduct their respective businesses substantially as now conducted and as presently proposed to be conducted, and the Borrower and its Subsidiaries are not in violation of any valid rights of others with respect to any of the foregoing.

     Section 4.13. Taxes. The Borrower and each of its Subsidiaries have filed all tax returns (federal, state, and local) required to be filed and have paid all taxes, assessments, and governmental charges and levies thereon to be due, including interest and penalties.

     Section 4.14. Debt. The financial statements described in Section 4.04 contain a complete and correct list of all credit agreements, indentures, purchase agreements, guaranties, Capital Leases, and other investments, agreements, and arrangements presently in effect providing for or relating to extensions of credit (including agreements and arrangements for the issuance of letters of credit or for acceptance financing) in respect of which the Borrower or any Subsidiary is in any manner directly or contingently obligated; and the maximum principal or face amounts of the credit in question, outstanding or to be outstanding, are correctly stated, and all Liens of any nature given or agreed to be given as security therefor are correctly described or indicated in such financial statements.

     Section 4.15. Environment. The Borrower and each Subsidiary have duly compiled with, and their businesses, operations, assets, equipment, property, leaseholds or other facilities are in compliance in all material respects with, the provisions of all federal, state and local environmental, health and safety laws, codes and ordinances, and all rules and regulations promulgated thereunder. The Borrower and each Subsidiary have been issued and will maintain all required federal, state, and local permits, licenses, certificates and approvals relating to (1) air emissions; (2) discharges to surface water or groundwater; (3) noise emissions; (4) solid or liquid waste disposal; (5) the use, generation, storage, transportation, or disposal of toxic or hazardous substances or wastes (intended hereby and hereafter to include any and all such materials listed in any federal, state, or local law, code or ordinance and all rules and regulations promulgated thereunder as hazardous or potentially hazardous); or (6) other environmental, health, or safety matters. Neither the Borrower nor any Subsidiary has received notice of, or knows of, or suspects facts which might constitute any violations of any federal, state, or local environmental, health, or safety laws, codes or ordinances and any rules or regulations promulgated thereunder with respect to its businesses, operations, assets, equipment, property, leaseholds, or other facilities. For all premises of the Borrower and its Subsidiaries, there has been no emission, spill, release, or discharge into or upon (1) the air; (2) soils, or any improvements located thereon; (3) surface water or groundwater; or (4) the sewer, septic system or waste treatment, storage or disposal system servicing the premises of any toxic or hazardous substances or wastes at or from the premises; and accordingly the premises of Borrower and its Subsidiaries are free of all such toxic or hazardous substances or wastes. There has been no complaint, order, directive, claim, citation, or notice by any governmental authority or any person or entity against Borrower or any Subsidiary with respect to (1) air emissions; (2) spills, releases, or discharges to soils or improvements located thereon, surface water, groundwater or the sewer, septic system or waste treatment, storage or disposal systems servicing the premises; (3) noise emissions; (4) solid or liquid waste disposal; (5) the use, generation, storage, transportation, or disposal of toxic or hazardous substances or waste; or (6) other environmental, health, or safety matters affecting the Borrower or its business, operations, assets, equipment, property, leaseholds, or other facilities. Neither the Borrower nor its Subsidiaries have any indebtedness, obligation or liability, absolute or contingent, matured or not matured, with respect to the storage, treatment, cleanup, or disposal of any solid wastes, hazardous wastes, or other toxic or hazardous substances (including without limitation any such indebtedness, obligation, or liability with respect to any current regulation, law, or statute regarding such storage, treatment, cleanup, or disposal).

                                    Article V

                              AFFIRMATIVE COVENANTS

     So long as the Note shall remain unpaid, the Borrower will:

     Section 5.01. Maintenance of Existence. Preserve and maintain, and cause each Subsidiary to preserve and maintain (except its Subsidiary Universal Fidelity Life Insurance Company ("UFL"), if it is sold), its existence and good standing in the jurisdiction of its formation, and qualify and remain qualified, and cause each Subsidiary to qualify and remain qualified, as a foreign entity in each jurisdiction in which such qualification is required.

     Section 5.02. Maintenance of Records. Keep, and cause each Subsidiary to keep, adequate records and books of account, in which complete entries will be made in accordance with GAAP consistently applied, reflecting all financial transactions of the Borrower and its Subsidiaries.

     Section 5.03. Maintenance and Properties. Maintain, keep, and preserve, and cause each Subsidiary to maintain, keep, and preserve, all of its properties (tangible and intangible) necessary or useful in the proper conduct of its business in good working order and condition, ordinary wear and tear excepted.

     Section 5.04. Conduct of Business. Continue, and cause each Subsidiary to continue, to engage in an efficient and economical manner in a business of the same general type as conducted by it on the date of this Agreement.

     Section 5.05. Maintenance of Insurance. Maintain, and cause each Subsidiary to maintain, insurance with financially sound and reputable insurance companies or associations in such amounts and covering such risks as are usually carried by companies engaged in the same or a similar business and similarly situated, which insurance may provide for reasonable deductibility from coverage thereof.

     Section 5.06. Compliance With Laws. Comply, and cause each Subsidiary to comply, in all respects with all applicable laws, rules, regulations, and orders, such compliance to include, without limitation, all requirements of the governmental authorities that regulate the Borrower's business, and paying before the same become delinquent all taxes, assessments, and governmental charges imposed upon it or upon its property.

     Section 5.07. Right of Inspection. At any reasonable time and from time to time, permit the Bank or any agent or representative thereof to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, the Borrower and any Subsidiary, and to discuss the affairs, finances, and accounts of the Borrower and any Subsidiary with any of their respective officers and directors and the Borrower's independent accountants.

     Section 5.08. Reporting Requirements. Furnish to the Bank:

     (1) Monthly Reports. Within thirty (30) days after the end of each month, a statement showing the Debt Service Coverage Ratio for such month, certified by the chief financial officer of the Borrower;

     (2) Quarterly Financial Statements. As soon as available and in any event within forty-five (45) days after the end of each of the first three (3) fiscal quarters, consolidated balance sheets of the Borrower and its Subsidiaries as of the end of such quarter, consolidated statements of income, cash flows and stockholders equity of the Borrower and its Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the previous fiscal year and all prepared in accordance with GAAP consistently applied and certified by the chief financial officer of the Borrower;

     (3) Annual Financial Statements. As soon as available and in any event within ninety (90) days after the end of each fiscal year of the Borrower, consolidated balance sheets of the Borrower and its Subsidiaries as of the end of such fiscal year, and consolidated statements of income, cash flows and stockholders equity of the Borrower and its Subsidiaries for such fiscal year, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the prior fiscal year and all prepared in accordance with GAAP consistently applied and accompanied by an opinion thereon acceptable to the Bank by independent accountants selected by the Borrower and acceptable to the Bank;

     (4) Compliance Certificate. Simultaneously with the delivery of the financial statements referred to in Sections 5.08(2) and (3), a certificate (the "Compliance Certificate") of the chief financial officer of the Borrower (a) certifying that to the best of his knowledge, no Default or Event of Default has occurred and is continuing, or if a Default or Event or Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto; and (b) with computations demonstrating compliance with the covenants contained in Article VII;

     (5) Notice of Litigation. Within five (5) days after the occurrence thereof, (a) notice of any material developments associated with all actions, suits, and proceedings before any court or governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign, affecting the Borrower or any Subsidiary in existence on the date hereof, and (b) notice of any additional actions, suits and proceedings involving the Borrower or any Subsidiary which arise after the date hereof;

     (6) Management Letters. Promptly upon receipt thereof, copies of any reports submitted to the Borrower or any Subsidiary by independent certified public accountants in connection with examination of the financial statements of the Borrower or any Subsidiary made by such accountants;

     (7) Accountant's Report. Simultaneously with the delivery of the annual financial statements referred to in Section 5.08(3), a certificate of the independent public accountants who audited such statements to the effect that, in making the examination necessary for the audit of such statements, they have obtained no knowledge of any condition or event which constitutes a Default or Event of Default, or if such accountants shall have obtained knowledge of any such condition or event, specifying in such certificate each such condition or event of which they have knowledge and the nature of status thereof;

     (8) Notice of Defaults and Events of Default. As soon as possible and in any event within five (5) days after the occurrence of each Default or Event of Default, a written notice setting forth the details of such Default or Event of Default and the action which is proposed to be taken by the Borrower with respect thereto;

     (9) ERISA Reports. As soon as possible, and in any event within thirty (30) days after the Borrower knows or has reason to know that any circumstances exist that constitute grounds entitling the PBGC to institute proceedings to terminate a Plan subject to ERISA with respect to the Borrower or any Commonly Controlled Entity, and promptly but in any event within two (2) Business Days of receipt by the Borrower or any Commonly Controlled Entity of notice that the PBGC intends to terminate a Plan or appoint a trustee to administer the same, and promptly but in any event within five (5) Business Days of the receipt of notice concerning the imposition of withdrawal liability with respect to the Borrower or any Commonly Controlled Entity, the Borrower will deliver to the Bank a certificate of the chief financial officer of the Borrower setting forth all relevant details and the action which the Borrower proposes to take with respect thereto;

     (10) Reports to Other Creditors. Promptly after the furnishing thereof, copies of any statement or report furnished to any party pursuant to the terms of any indenture, loan, credit, or similar agreement and not otherwise required to be furnished to the Bank pursuant to any other clause of this Section 5.08;

     (11) Proxy Statements, Etc. Promptly after the sending or filing thereof, copies of all proxy statements, financial statements, and reports which the Borrower or any Subsidiary send to its stockholders, and copies of all regular, periodic, and special reports, and all registration statements which the Borrower or any Subsidiary files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or with any national securities exchange;

     (12)  Change in  Accounting  Methods.  In advance of any such  change,  all
relevant   information   surrounding  any  proposed  change  in  the  Borrower's
accounting methods; and

     (13) General Information. Such other information respecting the condition or operations, financial or otherwise, of the Borrower or any Subsidiary as the Bank may from time to time reasonably request.

     Section 5.09. Regulation U Compliance. By action of its Board of Directors either before or as soon as practicable after any purchases, cause any and all shares of Borrower's common stock purchased with the proceeds of the Loan to be cancelled and retired to the status of authorized but unissued common stock.

                                   Article VI

                               NEGATIVE COVENANTS

     So long as the Note shall remain unpaid, the Borrower will not:

     Section 6.01. Liens. Create, incur, assume, or suffer to exist, or permit any Subsidiary to create, incur, assume, or suffer to exist, any Lien, upon or with respect to any of its properties, now owned or hereafter acquired, except:

          (1)   Liens in favor of the Bank;

          (2) Liens for taxes or assessments or other government charges or levies if not yet due and payable or, if due and payable, if they are being contested in good faith by appropriate proceedings and for which appropri-ate reserves are maintained;

          (3) Liens imposed by law, such as mechanics', materialmen's, land-lords'; warehousemen's, and carriers' Liens, and other similar Liens, securing obligations incurred in the ordinary course of business which are not past due for more than thirty (30) days or which are being contested in good faith by appropriate proceedings and for which appropriate reserves have been established;

          (4) Judgment and other similar Liens arising in connection with court proceedings, provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings; and

          (5)  Liens securing indebtedness allowed under Sections 6.02(5).

     Section 6.02. Debt. Create, incur, assume, or suffer to exist, or permit any Subsidiary to create, incur, assume, or suffer to exist, any Debt, except:
(1) Debt of the Borrower under the Note; (2) Capital Leases reflected in the financial statements described in Section 4.04; (3) Debt of the Borrower to any Subsidiary or of any Subsidiary to the Borrower or another Subsidiary; (4) Accounts payable to trade creditors for goods or services which are not aged more than sixty (60) days from the billing date and current operating liabilities (other than for borrowed money) which are not more than thirty (30) days past due, in each case incurred in the ordinary course of business, as presently conducted, and paid within the specified time, unless contested in good faith and by appropriate proceedings; and

     (5) Mortgage indebtedness incurred in connection with the development of the Borrower's new corporate headquarters, provided that the principal amount of such indebtedness does not exceed at any time the amount of (a) $19,000,000, minus (b) the principal balance due under the Loan.

     Section 6.03. Mergers, Etc. Wind up, liquidate or dissolve itself, reorganize, merge or consolidate with or into, or convey, sell, assign, transfer, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to any Person, or acquire all or substantially all of the assets or the business of any Person, or permit any Subsidiary to do so, except that (a) any Subsidiary may merge into or transfer assets to the Borrower; (b) any Subsidiary may merge into or consolidate with or transfer assets to any other Subsidiary, and (c) the Borrower may sell UFL..

     Section 6.04. Dividends. Declare or pay any dividends; or make any distribution of assets to its stockholders as such whether in cash, assets, or in obligations of the Borrower; or allocate or otherwise set apart any sum for the payment of any dividend or distribution on its capital stock; or make any other distribution by reduction of capital or otherwise in respect of any shares of its capital stock; provided that the Borrower may declare and deliver dividends and make distributions payable solely in common stock of the Borrower and may repurchase its common stock.

     Section 6.05. Sale of Assets. Except for the sale of the UFL, sell, lease, assign, transfer, or otherwise dispose of, or permit any Subsidiary to sell, lease, assign, transfer, or otherwise dispose of, any of its owned or hereafter acquired assets (including, without limitation, shares of stock and indebtedness of Subsidiaries, receivables, and leasehold interests), except: (a) the sale or other disposition of assets no longer used or useful in the conduct of its business; (b) the sale of investment securities consistent with Borrower's normal investment policies; and (c) that any Subsidiary may sell, lease, assign, or otherwise transfer its assets to the Borrower.

     Section 6.06. Guaranties, Etc. Assume, guarantee, endorse, or otherwise be or become directly or contingently responsible or liable, or permit any Subsidiary to assume, guaranty, endorse, or otherwise be or become directly or contingently responsible or liable (including, but not limited to, an agreement to purchase any obligation, stock, assets, goods, or services, or to supply or advance any funds, assets, goods, or services, or an agreement to maintain or cause such Person to maintain a minimum working capital or net worth, or to otherwise assure the creditors of any Person against loss), for obligations of any Person, except guaranties by endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business.

     Section 6.7. Transactions With Affiliates. Enter into any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate, or permit any Subsidiary to enter into any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate.

                                   Article VII

                               FINANCIAL COVENANTS

     So long as the Note shall remain unpaid:

     Section 7.01. Debt Service Coverage Ratio. The Borrower shall maintain at all times a Debt Service Coverage Ratio equal to or greater than 1.25 to 1.0. This requirement will be tested monthly.

     Section 7.02. Contract Retention. The Borrower shall maintain a rolling 12-month weighted average retention rate of not less than seventy percent (70%) for those Contracts which have been in existence for greater than eighteen (18) months. This requirement will be tested at the end of each fiscal quarter.

     Section 7.03. Leverage Ratio. The Borrower will maintain at all times a ratio of Funded Debt to tangible net worth of not greater than 3.0 to 1.0. This requirement will be tested at the end of each fiscal quarter.

                                  Article VIII

                                EVENTS OF DEFAULT

     Section 8.01. Events of Default. If any of the following events shall occur:

     (1) The Borrower shall fail to pay the principal of, or interest on, the Note, within 5 days of the date due and payable;

     (2) Any representation or warranty made or deemed made by the Borrower in this Agreement or the Security Agreement or which is contained in any certificate, document, opinion, or financial or other statement furnished at any time under or in connection with any Loan Document shall prove to have been incorrect, incomplete, or misleading in any material respect on or as of the date made or deemed made;

     (3) The Borrower shall fail to perform or observe any term, covenant, or agreement contained in Articles V, VI, or VII hereof which failure is not cured (if curable) within 10 days after notice from the Bank;

     (4) The Borrower or any of its Subsidiaries shall (a) fail to pay any indebtedness for borrowed money (other than the Note) of Borrower or such Subsidiary, as the case may be, or any interest or premium thereon, when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise); or (b) fail to perform or observe any term, covenant, or condition on its part to be performed or observed under any agreement or instrument relating to any such indebtedness, when required to be performed or observed, if the effect of such failure to perform or observe is to accelerate, or to permit the acceleration of after the giving of notice or passage of time, or both, the maturity of such indebtedness, whether or not such failure to perform or observe shall be waived by the holder of such indebtedness, or any such indebtedness shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof;

     (5) The Borrower or any of its Subsidiaries (a) shall generally not pay, or shall be unable to pay, or shall admit in writing its inability to pay its debts become due; or (b) shall make an assignment for the benefit of creditors, or petition or apply to any tribunal for the appointment of a custodian, receiver, or trustee for it or a substantial part of its assets; or (c) shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution, or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or (d) shall have had any such petition or application filed or any such proceeding commenced against it in which an order for relief is entered or an adjudication or appointment is made, and which remains undismissed for a period of thirty (30) days or more; or (e) shall take any corporate action indicating its consent to, approval of, or acquiescence in any such petition, application, proceeding, or order for relief or the appointment of a custodian, receiver, or trustee for all or any substantial part of its properties; or (f) shall suffer any such custodianship, receivership, or trusteeship to continue undischarged for a period of thirty (30) days or more;

     (6) One or more judgments, decrees, or orders for the payment of money in excess of Five Hundred Thousand Dollars ($500,000) in the aggregate shall be rendered against the Borrower or any of its Subsidiaries, and such judgments, decrees, or orders shall continue unsatisfied and in effect for a period of thirty (30) consecutive days without being vacated, discharged, satisfied, or stayed pending appeal;

     (7) The Security Agreement shall at any time after its execution and delivery and for any reason cease (a) to create a valid and perfected first priority security interest in and to be property purported to be subject to such Security Agreement; or (b) to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by the Borrower, or the Borrower shall deny it has further liability or obligation under the Security Agreement, or the Borrower shall fail to perform any of its obligation under the Security Agreement;


     (8) Any of the following events shall occur or exist with respect to the Borrower and any Commonly Controlled Entity under ERISA: any Reportable Event shall occur; complete or partial withdrawal from any Multiemployer Plan shall take place; any Prohibited Transaction shall occur; a notice of intent to terminate a Plan shall be filed, or a Plan shall be terminated; or circumstances shall exist which constitute grounds entitling the PBGC to institute proceedings to terminate a Plan, or the PBGC shall institute such proceedings;

     (9) If the Bank receives its first notice of a hazardous discharge or an environmental complaint from a source other than the Borrower, and the Bank does not receive notice (which may be given in oral form, provided same is followed with all due dispatch by written notice given by Certified Mail, Return Receipt Requested) of such hazardous discharge or environmental complaint from the Borrower within five days of the time the Bank first received said notice from a source other than the Borrower; or if any federal, state or local agency asserts or creates a Lien upon any or all of the assets, equipment, property, leaseholds or other facilities of the Borrower by reason of the occurrence of a hazardous discharge or an environmental complaint; or if any federal, state or local agency asserts a claim against the Borrower and/or its assets, equipment, property, leaseholds or other facilities for damages or cleanup costs relating to a hazardous discharge or an environmental complaint; provided, however, that such claim shall not constitute a default if, within (5) Business Days of the occurrence giving rise to the claim, (a) the Borrower can prove to the Bank's satisfaction that the Borrower has commenced and is diligently pursuing either;
(i) a cure or correction of the event which constitutes the basis for the claim, and continues diligently to pursue such cure or correction to completion or (ii) proceedings for an injunction, a restraining order or other appropriate emergent relief preventing such agency or agencies from asserting such claim, which relief is granted within ten (10) Business Days of the occurrence giving rise to the claim and the injunction, order or emergent relief is not thereafter resolved or reversed on appeal; and (b) in either of the foregoing events, the Borrower has posted a bond, letter of credit or other security satisfactory in form, substance and amount to both the Bank and the agency or entity asserting the claim to secure the proper and complete cure or correction of the event which constitutes the basis for the claim;

     (10) Harland Stonecipher shall cease to hold his current title and responsibilities, or comparable title and responsibilities, of the Borrower for any reason for a period of ninety (90) consecutive days, then, and in any such event, the Bank may, by notice to the Borrower, declare the Note, all interest thereon, and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Note, all such interest, and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest, or further notice of any kind, all of which are hereby expressly waived by the Borrower.

     Upon the occurrence and during the continuance of any Event of Default the Bank is hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Borrower against any and all of the obligations of the Borrower now or hereafter existing under this Agreement or the Note or any other Loan Document, irrespective of whether or not the Bank shall have made any demand under this Agreement or the Note or such other Loan Document and although such obligations may be unmatured. The Bank agrees promptly to notify the Borrower after any such setoff and application, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights of the Bank under this Section 8.01 are in addition to other rights and remedies (including, without limitation, other rights of setoff) which the Bank may have.

                                   Article IX

                                  MISCELLANEOUS

     Section 9.01. Amendments, Etc. No amendment, modification, termination, or waiver of any provision of any Loan Document to which the Borrower is a party, nor consent to any departure by the Borrower from any Loan Document to which it is a party, shall in any event be effective unless the same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

     Section 9.02. Notices, Etc. All notices and other communications provided for under this Agreement and under the other Loan Documents to which the Borrower is a party shall be in writing (including telegraphic, telex and facsimile transmissions) and mailed or transmitted or delivered, if to the Borrower, at its address at 321 East Main, Ada, Oklahoma 74821, and if to the Bank, at the Principal Office, Attention: Laura Christofferson; or, as to each party, at such other address as shall be designated by such party in a written notice to the other party complying as to delivery with the terms of this
Section 9.02.

     Section 9.03. No Waiver. No failure or delay on the part of the Bank in exercising any right, power, or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power, or remedy preclude any other or further exercise thereof or the exercise of any other right, power, or remedy hereunder. The rights and remedies provided herein are cumulative and are not exclusive of any other rights, powers, privileges, or remedies, now or hereafter existing, at law or in equity or otherwise.

     Section 9.04. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the Borrower and the Bank and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights under any Loan Document to which the Borrower is a party without the prior written consent of the Bank.

     Section 9.05. Costs, Expenses, and Taxes. The Borrower agrees to pay on demand all costs and expenses incurred by the Bank in connection with the preparation, execution, delivery, filing, and administration of the Loan
Documents, and of any amendment, modification, or supplement to the Loan Documents, including, without limitation, the fees and out-of-pocket expenses of counsel for the Bank, incurred in connection with advising the Bank as to its rights and responsibilities hereunder. The Borrower also agrees to pay all such costs and expenses, including court costs, incurred in connection with enforcement of the Loan Documents, or any amendment, modification, or supplement thereto, whether by negotiation, legal proceedings, or otherwise. In addition, the Borrower shall pay any and all stamp and other taxes and fees payable or determined to be payable in connection with the execution, delivery, filing, and recording of any of the Loan Documents and the other documents to be delivered under any such Loan Documents, and agrees to hold the Bank harmless from and against any and all liabilities with respect from any delay in paying or omission to pay such taxes and fees. This provision shall survive termination of this Agreement.

     Section 9.06. Integration. This Agreement and the Loan Documents contain the entire agreement between the parties relating to the subject matter hereof and supersede all oral statements and prior writings with respect thereto.

     Section 9.07. Indemnity. The Borrower hereby agrees to defend, indemnify, and hold the Bank harmless from and against any and all claims, damages, judgments, penalties, costs and expenses (including attorney fees and court costs now or hereafter arising from the aforesaid enforcement of this clause) arising directly or indirectly from the activities of the Borrower and its Subsidiaries, its predecessors in interest, or third parties with whom it has a contractual relationship, or arising directly or indirectly from the violation of any environmental protection, health, or safety law, whether such claims are asserted by any governmental agency or any other Person. This indemnity shall survive termination of this Agreement.

     Section 9.08. Governing Law. This Agreement and the Note shall be governed by, and construed in accordance with, the laws of the State of Oklahoma.

     Section 9.09. Severability of Provisions. Any provision of any Loan Document which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of such Loan Document or affecting the validity or enforceability of such provision in any other jurisdiction.

     Section 9.10. Headings. Article and Section headings in the Loan Documents are included in such Loan Documents for the convenience of reference only and shall not constitute a part of the applicable Loan Documents for any other purpose.

     Section 9.11. Jury Trial Waiver. THE BANK AND THE BORROWER HEREBY WAIVER TRIAL BY JURY IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM, WHETHER IN CONTRACT OR TORT, AT LAW OR IN EQUITY, ARISING OUT OF OR IN ANY WAY RELATED TO THIS AGREEMENT OR THE LOAN DOCUMENTS. NO OFFICER OF THE BANK HAS AUTHORITY TO WAIVE, CONDITION OR MODIFY THIS PROVISION.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                    PRE-PAID LEGAL SERVICES, INC.,
                                    an Oklahoma corporation


                               By:  ___/s/ Harland C. Stonecipher__________
                                    -----------------------------
                                           Harland C. Stonecipher
                                           Chairman and Chief Executive Officer


                                     BANK OF OKLAHOMA, N.A., a national banking association


                                By:  ___/s/ Laura Christofferson_____________
                                     ------------------------
                                     Laura Christofferson, Senior Vice President




                                  EXHIBIT 10.2

                               SECURITY AGREEMENT

     SECURITY AGREEMENT dated November 6, 2001, made by Pre-Paid Legal Services, Inc., an Oklahoma corporation (the "Company"), and Bank of Oklahoma, N.A. (the "Bank") in connection with the Loan Agreement (as hereinafter defined).

     BACKGROUND: The Company and the Bank have entered into a Loan Agreement of even date herewith (said Agreement, as it may hereafter be amended or otherwise modified from time to time, being the "Loan Agreement"). It is a material condition precedent to the making of advances by the Bank under the Loan Agreement that the Company make the pledge and grant the assignment and security interest contemplated by this Agreement. In the ordinary course of its business, the Borrower enters into legal service contracts with customers whereby the customer pays periodic membership fees and the Borrower provides certain specified legal services if and to the extent the customer needs such services. In approximately sixteen (16) states, the Borrower's contracts are regulated as insurance instruments and/or pursuant to special statutory provisions relating to legal services programs. In other jurisdictions, there is no such governmental regulation of the contracts. All of the Borrower's contracts, which are not regulated, are referred to herein as the "Contracts".

     THEREFORE, in order to induce the Bank to make advances under the Loan Agreement, the Company agrees with the Bank as follows:

     Section 1. Definitions. All capitalized terms used herein without definitions shall have the respective meanings provided therefor in the Loan Agreement. The term "State," as used herein, means the State of Oklahoma. All terms defined in Article 9 of the Uniform Commercial Code of the State and used herein shall have the same definitions herein as specified therein. The term "Obligations," as used herein, means all of the indebtedness, obligations, and liabilities of the Company to the Bank, individually or collectively, whether direct or indirect, joint or several, absolute or contingent, due or to become due, now existing or hereafter arising under or in respect of the Loan Agreement, and any promissory notes or other instruments or agreements executed and delivered pursuant thereto or in connection therewith or this Agreement, and the term "Event of Default," as used herein, means the failure of the Company to pay or perform any of the Obligations as and when due to be paid or performed under the terms of the Loan Agreement, or the occurrence of any Default or Event of Default, as those terms are defined in the Loan Agreement.

     Section 2. Grant of Security Interest. The Company hereby grants to the Bank, to secure the payment and performance in full of all of the Obligations, a security interest in and so pledges and assigns to the Bank the following properties, assets, and rights of the Company, wherever located, whether now owned or hereafter acquired or arising, and all proceeds and products thereof (all of the same being hereinafter called the "Collateral"): all rights to receive payments from members and/or to receive any other payments or revenues of any nature whatsoever pursuant to the terms of the Contracts or otherwise associated with the Contracts.

     Section 3. Authorization to File Financing Statements. The Company hereby irrevocably authorizes the Bank at any time and from time to time to file in any Uniform Commercial Code jurisdiction any initial financing statements and amendments thereto that describe the Collateral and contain any other information required by Article 9 of the Uniform Commercial Code of the State for the sufficiency or filing office acceptance of any financing statement or amendment, including whether the Company is an organization, the type of organization and any organization identification number issued to the Company. The Company agrees to furnish any such information to the Bank promptly upon request. The Company also ratifies its authorization for the Bank to have filed in any Uniform Commercial Code jurisdiction any like initial financing statements or amendments thereto if filed prior to the date hereof.

     Section 4. Representations and Warranties Concerning Company's Legal Status. The Company has previously delivered to the Bank a certificate signed by the Company and entitled "Perfection Certificate" (the "Perfection Certificate"). The Company represents and warrants to the Bank as follows: (a) the Company's exact legal name is that indicated on the Perfection Certificate and on the signature page hereof, (b) the Company is an organization of the type and organized in the jurisdiction set forth in the Perfection Certificate, (c) the Perfection Certificate accurately sets forth the Company's organizational identification number or accurately states that the Company has none, (d) the Perfection Certificate accurately sets forth the Company's place of business or, if more than one, its chief executive office as well as the Company's mailing address if different, and (e) all other information set forth on the Perfection Certificate pertaining to the Company is accurate and complete.

     Section 5. Covenants Concerning Company's Legal Status. The Company covenants with the Bank as follows: (a) without providing at least 30 days prior written notice to the Bank, the Company will not change its name, its place of business or, if more than one, chief executive office, or its mailing address or organizational identification number if it has one, (b) if the Company does not have an organizational identification number and later obtains one, the Company shall forthwith notify the Bank of such organizational identification number, and (c) the Company will not change its type of organization, jurisdiction of organization, or other legal structure.

     Section 6. Representations and Warranties Concerning Collateral, Etc. The Company further represents and warrants to the Bank as follows: (a) the Company is the owner of the Collateral, free from any adverse lien, security interest, or other encumbrance, except for the security interest created by this Agreement, (b) all lists and other supporting documentation furnished to Bank with respect to the Contracts is true and correct in all material respects; and
(c) all other information set forth on the Perfection Certificate pertaining to the Collateral is accurate and complete.

     Section 7. Covenants Concerning Collateral, Etc. The Company further covenants with the Bank as follows: (a) except for the security interest herein granted, the Company shall be the owner of the Collateral free from any lien, security interest, or other encumbrance, and the Company shall defend the same against all claims and demands of all persons at any time claiming the same or any interests therein adverse to the Bank, (b) the Company shall not pledge, mortgage, or create, or suffer to exist a security interest in the Collateral in favor of any person other than the Bank, (c) the Company will fully perform all of its obligations under the Contracts, (d) as provided in the Loan Agreement, the Company will permit the Bank, or its designee, to inspect the books and records associated with the Collateral at any reasonable time, wherever located,
(e) the Company will pay promptly when due all taxes, assessments, governmental charges, and levies upon the Collateral or incurred in connection with the Contracts or incurred in connection with this Agreement, (f) the Company will continue to operate its business in compliance with all applicable provisions of the federal Fair Labor Standards Act, as amended, and with all applicable provisions of federal, state, and local statutes and ordinances, and (g) the Company will not sell or otherwise dispose, or offer to sell or otherwise dispose, of the Collateral or any interest therein.

          7.1 Expenses Incurred by Bank. In its discretion, the Bank may discharge taxes and other encumbrances at any time levied or placed on any of the Collateral, and pay any necessary filing fees or other amounts necessary to preserve the value associated with the Contracts. The Company agrees to reimburse the Bank on demand for any and all expenditures so made. The Bank shall have no obligation to the Company to make any such expenditures, nor shall the making thereof relieve the Company of any default.

          7.2 Bank's Obligations and Duties. Anything herein to the contrary notwithstanding, the Company shall remain liable under all Contracts and shall perform all obligations to be observed or performed by the Company thereunder. The Bank shall not have any obligation or liability under any such contract or agreement by reason of or arising out of this Agreement or the receipt by the Bank of any payment relating to any of the Collateral, nor shall the Bank be obligated in any manner to perform any of the obligations of the Company under or pursuant to any such contract or agreement, to make inquiry as to the nature or sufficiency of any payment received by the Bank in respect of the Collateral or as to the sufficiency of any performance by any party under any such contract or agreement, to present or file any claim, to take any action to enforce any performance, or to collect the payment of any amounts which may have been assigned to the Bank or to which the Bank may be entitled at any time or times. The Bank's sole duty with respect to the custody, safe keeping, and physical preservation of the Collateral in its possession, shall be to deal with such Collateral in the same manner as the Bank deals with similar property for its own account.

     Section 8. Contracts and Deposits. The Bank may at any time following and during the continuance of an Event of Default, at its option, transfer to itself or any nominee the Collateral, receive any income thereon, and hold such income as additional Collateral or apply it to the Obligations. Whether or not any Obligations are due, the Bank may following and during the continuance of an Event of Default demand, sue for, collect, or make any settlement or compromise which it deems desirable with respect to the Collateral. Regardless of the adequacy of Collateral or any other security for the Obligations, any deposits or other sums at any time credited by or due from the Bank to the Company may at any time be applied to or set off against any of the Obligations.

     Section 9. Control of Collateral Proceeds. If an Event of Default shall have occurred and be continuing, the Company shall, at the request of the Bank, take any action requested by the Bank to ensure that the Bank obtains the full and immediate control of the Collateral. After the making of such a request or the giving of any such notification, the Company shall hold any proceeds associated with the Contracts as trustee for the Bank without commingling the same with other funds of the Company and shall turn the same over to the Bank in the identical form received, together with any necessary endorsements or assignments. The Bank shall apply the proceeds associated with the Contracts to the Obligations, such proceeds to be immediately entered after final payment in cash or other immediately available funds of the items giving rise to them.

     Section 10. Power of Attorney.

          10.1 Appointment and Powers of Bank. The Company hereby irrevocably constitutes and appoints the Bank and any officer or agent thereof, with full power of substitution, as its true and lawful attorneys-in-fact with full irrevocable power and authority in the place and stead of the Company or in the Bank's own name, for the purpose of carrying out the terms of this Agreement, to take any and all appropriate action and to execute any and all documents and instruments that may be necessary or desirable to accomplish the purposes of this Agreement and, without limiting the generality of the foregoing, hereby gives said attorneys the power and right, on behalf of the Company, without notice to or assent by the Company, to do the following: (a) upon the occurrence and during the continuance of an Event of Default, to sell, transfer, pledge, make any agreement with respect to, or otherwise deal with any of the Collateral in such manner as is consistent with the Uniform Commercial Code of the State of Oklahoma and as fully and completely as though the Bank were the absolute owner thereof for all purposes, and to do at the Company's expense, at any time, or from time to time, all acts and things which the Bank deems necessary to protect, preserve, or realize upon the Collateral and the Bank's security interest therein, in order to effect the intent of this Agreement, all as fully and effectively as the Company might do; and
     (b) to the extent that the Company's authorization given in Section 3 is not sufficient, to file such financing statements with respect hereto, with or without the Company's signature, or a photocopy of this Agreement in substitution for a financing statement, as the Bank may deem appropriate and to execute in the Company's name such financing statements and amendments thereto and continuation statements which may require the Company's signature.

          10.2 Ratification by Company. To the extent permitted by law, the Company hereby ratifies all that said attorneys shall lawfully do or cause to be done by virtue hereof. This power of attorney is a power coupled with an interest and shall be irrevocable. 10.3 No Duty on Bank. The powers conferred on the Bank hereunder are solely to protect its interests in the Collateral and shall not impose any duty upon it to exercise any such powers. The Bank shall be accountable only for the amounts that it actually receives as a result of the exercise of such powers, and neither it nor any of its officers, directors, employees or agents shall be responsible to the Company for any act or failure to act, except for the Bank's own gross negligence or willful misconduct.

     Section 11. Remedies. If an Event of Default shall have occurred and be continuing, the Bank may, without notice to or demand upon the Company, declare this Agreement to be in default, and the Bank shall thereafter have in any jurisdiction in which enforcement hereof is sought, in addition to all other rights and remedies, the rights and remedies of a secured party under the Uniform Commercial Code of the State of Oklahoma. The Bank may in its discretion require the Company to assemble all or any part of the Collateral at such location or locations within the jurisdiction(s) of the Company's principal office(s) or at such other locations as the Bank may reasonably designate. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Bank shall give to the Company at least five business days prior written notice of the time and place of any public sale of Collateral or of the time after which any private sale or any other intended disposition is to be made. The Company hereby acknowledges that five business days prior written notice of such sale or sales shall be reasonable notice. In addition, the Company waives any and all rights that it may have to a judicial hearing in advance of the enforcement of any of the Bank's rights hereunder, including, without limitation, its right following an Event of Default to take immediate possession of the Collateral and to exercise its rights with respect thereto.

     Section 12. Standards for Exercising Remedies. To the extent that applicable law imposes duties on the Bank to exercise remedies in a commercially reasonable manner, the Company acknowledges and agrees that it is not commercially unreasonable for the Bank (a) to fail to incur expenses reasonably deemed significant by the Bank to prepare Collateral for disposition or otherwise to complete raw material or work in process into finished goods or other finished products for disposition, (b) to fail to obtain third-party consents for access to Collateral to be disposed of, or to obtain or, if not required by other law, to fail to obtain governmental or third-party consents for the collection or disposition of Collateral to be collected or disposed of,
(c) to fail to exercise collection remedies against account debtors or other persons obligated on Collateral or to remove liens or encumbrances on or any adverse claims against Collateral, (d) to exercise collection remedies against account debtors and other persons obligated on Collateral directly or through the use of collection agencies and other collection specialists, (e) to advertise dispositions of Collateral through publications or media of general circulation, whether or not the Collateral is of a specialized nature, (f) to contact other persons, whether or not in the same business as the Company, for expressions of interest in acquiring all or any portion of the Collateral, (g) to hire one or more professional auctioneers to assist in the disposition of Collateral, whether or not the collateral is of a specialized nature, (h) to dispose of Collateral by utilizing Internet sites that provide for the auction of assets of the types included in the Collateral or that have the reasonable capability of doing so, or that match buyers and sellers of assets, (i) to dispose of assets in wholesale rather than retail markets, (j) to disclaim disposition warranties, (k) to purchase insurance or credit enhancements to insure the Bank against risks of loss, collection, or disposition of Collateral or to provide to the Bank a guaranteed return from the collection or disposition of Collateral, or (l) to the extent deemed appropriate by the Bank, to obtain the services of other brokers, investment bankers, consultants, and other professionals to assist the Bank in the collection or disposition of any of the Collateral. The Company acknowledges that the purpose of this Section 12 is to provide nonexhaustive indications of what actions or omissions by the Bank would not be commercially unreasonable in the Bank's exercise of remedies against the Collateral and that other actions or omissions by the Bank shall not be deemed commercially unreasonable solely on account of not being indicated in this
Section 12. Without  limitation  upon the foregoing,  nothing  contained in this
Section 12 shall be construed to grant any rights to the Company or to impose any duties on the Bank that would not have been granted or imposed by this Agreement or by applicable law in the absence of this Section 12.

     Section 13. No Waiver by Bank, Etc. The Bank shall not be deemed to have waived any of its rights upon or under the Obligations or the Collateral unless such waiver shall be in writing and signed by the Bank. No delay or omission on the part of the Bank in exercising any right shall operate as a waiver of such right or any other right. A waiver on any one occasion shall not be construed as a bar to or waiver of any right on any future occasion. All rights and remedies of the Bank with respect to the Obligations or the Collateral, whether evidenced hereby or by any other instrument or papers, shall be cumulative and may be exercised singularly, alternatively, successively, or concurrently at such time or at such times as the Bank deems expedient.

     Section 14. Marshalling. The Bank shall not be required to marshal any present or future collateral security (including but not limited to this Agreement and the Collateral) for, or other assurances of payment of, the Obligations or any of them or to resort to such collateral security or other assurances of payment in any particular order, and all of its rights hereunder and in respect of such collateral security and other assurances of payment shall be cumulative and in addition to all other rights, however existing or arising. To the extent that it lawfully may, the Company hereby agrees that it will not invoke any law relating to the marshalling of collateral which might cause delay in or impede the enforcement of the Bank's rights under this Agreement or under any other instrument creating or evidencing any of the Obligations or under which any of the Obligations is outstanding or by which any of the Obligations is secured or payment thereof is otherwise assured, and, to the extent that it lawfully may, the Company hereby irrevocably waives the benefits of all such laws.

     Section 15. Proceeds of Dispositions; Expenses. The Company shall pay to the Bank on demand any and all expenses, including reasonable attorneys' fees and disbursements, incurred or paid by the Bank in protecting, preserving, or enforcing the Bank's rights under or in respect of any of the Obligations or any of the Collateral. After deducting all of said expenses, the residue of any proceeds of collection or sale of the Obligations or Collateral shall, to the extent actually received in cash, be applied to the payment of the Obligations in such order or preference as the Bank may determine or in such order or preference as is provided in the Loan Agreement, proper allowance and provision being made for any Obligations not then due. Upon the final payment and satisfaction in full of all of the Obligations and after making any payments required by the Uniform Commercial Code of the State, any excess shall be returned to the Company, and the Company shall remain liable for any deficiency in the payment of the Obligations.

     Section 16. Overdue Amounts. Until paid, all amounts due and payable by the Company hereunder shall be a debt secured by the Collateral and shall bear, whether before or after judgment, interest at the rate of interest for overdue principal set forth in the Loan Agreement.

     Section 17. Governing Law; Consent to Jurisdiction. This Agreement will be construed in accordance with the laws of the State of Oklahoma. The Company agrees that any suit for the enforcement of this Agreement may be brought in the courts of the State of Oklahoma or any federal court sitting therein and consents to the nonexclusive jurisdiction of such court and to service of process in any such suit being made upon the Company by mail at the address specified in the Loan Agreement. The Company hereby waives any objection that it may now or hereafter have to the venue of any such suit or any such court or that such suit is brought in an inconvenient court.

     Section 18. Waiver of Jury Trial. THE COMPANY WAIVES ITS RIGHT TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS AGREEMENT, ANY RIGHTS OR OBLIGATIONS HEREUNDER, OR THE PERFORMANCE OF ANY SUCH RIGHTS OR OBLIGATIONS. Except as prohibited by law, the Company waives any right which it may have to claim or recover in any litigation referred to in the preceding sentence any special, exemplary, punitive, or consequential damages or any damages other than, or in addition to, actual damages.

     Section 19. Miscellaneous. The headings of each section of this Agreement are for convenience only and shall not define or limit the provisions thereof. This Agreement and all rights and obligations hereunder shall be binding upon the Company and its respective successors and assigns, and shall inure to the benefit of the Bank and its successors and assigns. If any term of this Agreement shall be held to be invalid, illegal, or unenforceable, the validity of all other terms hereof shall in no way be affected thereby, and this Agreement shall be construed and be enforceable as if such invalid, illegal, or unenforceable term had not been included herein.

         DATED as of the date shown above.


                          PRE-PAID LEGAL SERVICES, INC., an Oklahoma corporation


                          By:      /s/ Harland C. Stonecipher
                          -----------------------------------------------------
                          Name:  Harland C. Stonecipher
                          Title:   Chairman and Chief Executive Officer


                          BANK OF OKLAHOMA, N.A. a national banking association


                          By:      /s/ Laura Christofferson
                          -----------------------------------------------------
                          Laura Christofferson, Senior Vice President





                                  EXHIBIT 11.1


                          PRE-PAID LEGAL SERVICES, INC.
                 Statement re Computation of Per Share Earnings
                       (In 000's except per share amounts)


                                                                                    Nine Months Ended
                                                                                      September 30
                                                                                 -------------------------
                                                                                    2001        2000
                                                                                 ------------ ------------
BASIC EARNINGS PER SHARE:                                                                      (Restated)

Computation for Statement of Income
Earnings:
Net income applicable to common stockholders (a).................................$    18,931  $     15,258

Shares:
Weighted average shares outstanding (net of 3,043 and 2,009 weighted average
  shares of treasury stock, respectively), disregarding exercise of options or        21,586        22,531
  conversion of preferred stock.................................................
                                                                                 ------------ -------------
Basic earnings per common share (a)............................................. $       .88  $        .68
                                                                                 ------------ -------------



DILUTED EARNINGS PER SHARE:

Computation for Statement of Income
Earnings:
Net income applicable to common stockholders (a).................................$    18,931  $     15,258
Add: Dividends on preferred stock ...............................................          -             4
                                                                                 ------------ -------------
Net income applicable to common stockholders, as adjusted .......................$    18,931        15,262
                                                                                 ------------ -------------

Shares:
Weighted average shares outstanding (net of 3,043 and 2,009 weighted average shares of treasury stock, respectively), disregarding exercise of options or
  conversion of preferred stock..................................................     21,585        22,531
Assumed dilutive conversion of preferred stock ..................................          -            46
Assumed exercise of options and warrants based on the treasury
  stock method using average market price........................................         39           142
                                                                                 ------------ -------------
Weighted average number of shares, as adjusted..................................      21,624        22,719
                                                                                 ------------ -------------
Diluted earnings per common share (a)............................................$       .88  $        .67
                                                                                 ------------ -------------

(a)   These amounts agree with the related amounts in the consolidated statements of income.



                               EXHIBIT 11.1


                          PRE-PAID LEGAL SERVICES, INC.
                 Statement re Computation of Per Share Earnings
                       (In 000's except per share amounts)


                                                                                    Three Months Ended
                                                                                      September 30
                                                                                 -------------------------
                                                                                    2001        2000
                                                                                 ------------ ------------
BASIC EARNINGS PER SHARE:                                                                      (Restated)

Computation for Statement of Income
Earnings:
Net income applicable to common stockholders (a).................................$     7,261  $      7,332

Shares:
Weighted average shares outstanding (net of 3,043 and 2,009 weighted average
  shares of treasury stock, respectively), disregarding exercise of options or        21,351        22,497
  conversion of preferred stock.................................................
                                                                                 ------------ -------------
Basic earnings per common share (a)............................................. $       .34  $        .33
                                                                                 ------------ -------------



DILUTED EARNINGS PER SHARE:

Computation for Statement of Income
Earnings:

Net income applicable to common stockholders, as adjusted .......................$     7,261  $      7,332
                                                                                 ------------ -------------

Shares:
Weighted average shares outstanding (net of 3,043 and 2,009 weighted average shares of treasury stock, respectively), disregarding exercise of options or
  conversion of preferred stock..................................................     21,351        22,497
Assumed exercise of options and warrants based on the treasury
  stock method using average market price........................................         63           164
                                                                                 ------------ -------------
Weighted average number of shares, as adjusted..................................      21,414        22,661
                                                                                 ------------ -------------
Diluted earnings per common share (a)............................................$       .34  $        .32
                                                                                 ------------ -------------

(a)   These amounts agree with the related amounts in the consolidated statements of income.
