Form 10-K/A
period 2000-12-31
PRE PAID LEGAL SERVICES INC
filed 2002-02-08
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of the filing: As of December 31, 2001 - $337,527,947.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 31, 2001 there were 20,814,806 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Company's definitive proxy statement for its 2001 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.

                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the year ended December 31, 2000

                                TABLE OF CONTENTS

PART I.
-------

              Introductory Statement


ITEM 1.       DESCRIPTION OF BUSINESS
              General
              Acquisition of TPN, Inc. d.b.a. The Peoples Network
              Universal Fidelity Life Insurance Company
              Industry Overview
              Description of Memberships
              Specialty Legal Service Plans
              Provider Law Firms
              Marketing
              Operations
              Quality Control
              Competition
              Regulation
              Employees
              Foreign Operations

ITEM 2.       DESCRIPTION OF PROPERTY

ITEM 3.       LEGAL PROCEEDINGS

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS

PART II.
--------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS
              Market Price of and Dividends on the Common Stock
              Recent Sales of Unregistered Securities

ITEM 6.       SELECTED FINANCIAL DATA

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              General
              Measures of Member retention
              Results of Operations:
                  Comparison of 2000 to 1999
                  Comparison of 1999 to 1998
              Liquidity and Capital Resources
              Foward Looking Statements
              Risk Factors

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


                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000
PART I.

Introductory Statement

     As previously reported, in January 2001 and May 2001, the staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") reviewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reviewing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables was not in accordance with generally accepted accounting principles (GAAP). The Company subsequently appealed this decision to the Chief Accountant of the SEC. On July 25, 2001, the Company announced that the Chief Accountant concurred with the prior staff opinion of the Division of Corporation Finance. The Company subsequently announced that it would not pursue any further appeals and that it would amend its previously filed SEC reports to restate the Company's financial statements to reflect the SEC's position that the Company's advance commission payments should be expensed ratably over the first month of the related membership. Partially as a result of the SEC's position, the Company and its prior independent auditor, Deloitte & Touche, mutually agreed that a change in auditor would be made and the Company on September 17, 2001 engaged Grant Thornton LLP to audit its restated consolidated financial statements for the years ended December 31, 2000, 1999 and 1998. After further consultations with the staff of the SEC, this new audit has now been completed. The accompanying financial statements have been restated primarily due to the change in accounting treatment pertaining to the advance commission payments and related revenue recognition changes to be consistent with such treatment (the "restatement"), and due to the effect of the Company's sale on December 31, 2001 of Universal Fidelity Life Insurance Co. (UFL), which is reported as and referred to as "discontinued operations" as discussed in Note 4 to the Consolidated Financial Statements. Additionally, the Company implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial
Statements," ("SAB 101") effective January 1, 2000 and has deferred the non-refundable $10 Membership fees and $47 of the associate enrollment fees and the related direct incremental costs associated with services provided members and associates in return for such fees. At the time of the original filing we estimated the direct incremental costs related to the non-refundable Membership fee and associate enrollment fee to be in excess of $10 and $47, respectively. Based upon further review, estimated direct incremental costs of $7 for the Membership fee and $40 for the associate enrollment fee have been deferred. The implementation of SAB 101 resulted in a cumulative effect type charge of $1.0 million ("Cumulative effect"), net of tax, in the consolidated income statement for the year ended December 31, 2000. The effects of the restatement, discontinued operations and SAB 101 reduced total assets from $247 million, as originally reported at December 31, 2000, to $78 million, reduced total liabilities from $100 million to $36 million (primarily due to the elimination of deferred taxes related to the receivables) and therefore reduced stockholders' equity from $147 million to $42 million. These items also reduced net income from $43.6 million, or $1.92 per diluted share, to $20.5 million, or $0.90 per diluted share. See Notes 2, 4 and 16 to the Consolidated Financial Statements, for a summary of the effects of these items on previously reported results of operations.

     This amended and restated Form 10-K/A for the year ended December 31, 2000 includes restated consolidated financial statements for the years ended December 31, 2000, 1999 and 1998, audited by Grant Thornton LLP as described above. This 10-K also contains amended disclosures regarding various aspects of the Company's marketing plan and commission advances.

ITEM 1.       DESCRIPTION OF BUSINESS
-------------------------------------

General

     Pre-Paid Legal Services, Inc. (the "Company") was one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. The Company's predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, the Company was formed and acquired its predecessor in a stock exchange. The Company began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 the Company implemented a legal expense benefit that provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. The Company's legal expense plans (referred to as "Memberships") currently provide for a variety of legal services in a manner similar to medical reimbursement plans. In most states and provinces, standard plan benefits include preventive legal services, motor vehicle legal defense services, trial defense services, IRS audit services and a 25% discount off legal services not specifically covered by the Membership for an average monthly Membership fee of approximately $20. Additionally, in most states, the Legal Shield rider can be added to the standard plan for only $1 per month and provides members with 24-hour access to a toll-free number for attorney assistance if the member is arrested or detained.

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

Universal Fidelity Life Insurance Company

     The Company completed its acquisition of Universal Fidelity Life Insurance Company ("UFL") on December 30, 1998. UFL, based in Duncan, Oklahoma, was a subsidiary of Pioneer Financial Services, Inc. ("Pioneer"), which is a member of the Conseco group of companies. As part of the transaction, Pioneer Life
Insurance Company, a wholly owned subsidiary of Pioneer, entered into a 100% coinsurance agreement with UFL assuming all of the assets and liabilities relating to Medicare supplement and health care business written by UFL. UFL retained its existing life insurance business with annual premiums of approximately $1 million and has continued to provide claims processing for the coinsured Medicare supplement and health care policies and receive full cost reimbursement for such services. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The acquisition of UFL was accounted for using the purchase method of accounting for business combinations.

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

     On December 31, 2001 the Company completed the sale of its wholly owned subsidiary UFL. The Company received a $2.8 million dividend and $1.2 million from the sale of 100% of UFL stock. As a result of this sale, as required by discontinued operations accounting, UFL's net assets of $4.5 million and $7.9 million have been segregated on the Consolidated Balance Sheets as of December 31, 2000 and 1999, respectively. UFL's results of operations of $649,000 and $826,000, net of tax, have also been segregated in the Consolidated Statements of Income for the years ended December 31, 2000 and 1999, respectively.

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

     According to the census bureaus of the United States and Canada, currently the two geographic areas in which the Company operates, the number of households in the combined area exceeds 125 million as of December 31, 2000. Since the Company has always disclosed its members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students, the Company believes that its market share should be viewed as a percentage of households. Historically, the Company's primary market focus has been the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on the Company's belief that the upper ten percent may already have a relationship with an attorney or law firm and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 100 million households, the Company currently has a 1% share of the estimated market based on its existing 1.1 million active memberships and, over the last 28 years, an additional 2% of households have previously purchased, but no longer own, memberships. The Company routinely remarkets to previous members and reinstated approximately 48,000 Memberships during 2000.

Description of Memberships

     The Memberships sold by the Company generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by the Company to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to the Company in managing claims risk. At December 31, 2000, Memberships subject to the capitated provider law firm arrangement comprised more than 98% of the Company's active Memberships. The remaining Memberships (less than 2%) were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and the Company's referral attorney network is utilized.

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

     Preferred Member Discount. Provider law firms have agreed to provide to members any legal services beyond those stipulated in the Membership at a fee discounted 25% from the provider law firm's customary and usual hourly rate.

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

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 30 states and represented approximately .6%, .5% and .3% of the Company's Membership fees during 2000, 1999 and 1998, respectively.

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

Provider Law Firms

     The Company's Memberships generally allow members to access legal services through a network of independent provider law firms under contract with the Company generally referred to as "provider law firms." Provider law firms are paid a fixed fee on a per capita basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by the Company to provider law firms in connection with the Memberships do not vary based on the type and amount of benefits utilized by the member, this arrangement provides significant advantages to the Company in managing claims risk. Pursuant to these Provider law firm arrangements, the Company has the ability to more effectively monitor the quality of legal services provided and, due to the volume of claims that may be directed to particular provider law firms, has access to larger, more diversified law firms. The Company, through its members, is typically the largest client base of its Provider law firms.

     Provider law firms are selected to serve members based on a number of factors, including recommendations from provider law firms and other lawyers in the area in which the candidate provider law firm is located and in neighboring states, investigation by the Company of bar association standing and client references, evaluation of the education, experience and areas of practice of lawyers within the firm, on-site evaluations by Company management, and interviews with lawyers in the firm who would be responsible for providing services. The vast majority of the Provider firms are "AV" rated by Martindale-Hubbell, the highest rating possible. Martindale-Hubbell has maintained ratings for the legal community for over a century. According to Martindale-Hubbell, its ratings reflect the confidential opinions of bar members and the judiciary, and attest to the individual lawyer's legal ability and adherence to professional standards of ethics. The Company regularly conducts extensive random surveys of members who have used the legal services of the provider law firms, compiles the results of such surveys and immediately notifies the provider law firm of the survey results. If a member indicates that the legal service rendered did not meet his or her expectations, the member is immediately contacted to resolve the issue.

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

     The Company systematically monitors the delivery of services provided by provider law firms to members through periodic member surveys, review of telephone data and review of member complaints. Additionally, approximately 97% of members are represented by provider law firms who are connected via high-speed digital links to the Company's management information systems, providing additional real time monitoring capability. Problems discovered in connection with member surveys or complaints are evaluated to determine remedial actions that the Company might recommend to provider law firms and in the most extreme cases may result in the termination of a provider law firm. The Company meets with provider law firms frequently to encourage dialogue and information sharing relating to the timely and effective delivery of services to members and requires provider law firms that are not connected to the Company's management information systems to provide various statistical reports to the Company to enable the Company to monitor Membership usage.

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit the Company to terminate the Agreement for cause immediately upon written notice,
(c) require the firm to maintain a specified minimum amount of malpractice insurance, (d) preclude the Company from interference with the lawyer-client relationship, (e) provide for periodic review of services provided and (f) provide for protection of the Company's proprietary information. The Company is precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, the Company enrolls a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without Company approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership.

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

Marketing

     Multi-Level Marketing
     The Company markets Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold and no commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, 11 others) who are in the line of associates who directly or indirectly recruited the selling associate. The Company provides training materials, organizes area-training meetings and designates personnel at the home office specially trained to answer questions and inquiries from associates. The Company offers various communication avenues to its sales associates to keep such associates informed of any changes in the marketing of its Memberships. The primary communication vehicles utilized by the Company to keep its sales associates informed include extensive use of email, an interactive voice-mail service, The Connection monthly magazine, the weekly Communication Show that may be viewed via the Company's Internet webcasts, an interactive voice response system and the Company's website, prepaidlegal.com.

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

     Sales associates are generally engaged as independent contractors and are provided with training materials and are given the opportunity to participate in Company training programs. Sales associates are required to complete a specified training program prior to marketing the Company's Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by the Company prior to use. At December 31, 2000, the Company had 242,085 "vested" sales associates compared to 204,137 and 159,268 "vested" sales associates at December 31, 1999 and 1998, respectively. A sales associate is considered to be "vested" if he or she has personally sold at least three new Memberships per quarter or if he or she retains a personal Membership. A vested associate is entitled to continue to receive commissions on prior sales after all previous commission advances have been recovered. However, a substantial number of vested associates do not continue to market the membership as they are not required to do so in order to continue to be vested. During 2000, the Company had 73,826 sales associates who personally sold at least one Membership, of which 43,169 (58%) made first time sales. During 1999 and 1998 the Company had 64,611 and 51,026 sales associates producing at least one Membership sale, respectively, of which 41,121 (64%) and 34,522 (68%), respectively, made first time sales. During 2000, the Company had 11,055 sales associates who personally sold more than ten Memberships compared to 8,284 and 5,597 in 1999 and 1998, respectively. A substantial number of the Company's sales associates market the Company's Memberships on a part-time basis only.

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

     The Company's operations also include departments specifically responsible for marketing support and regulatory and licensing compliance. The Company has an internal production staff that has responsibility for the development of new audio and video sales materials.

Quality Control

     In addition to the Company's quality control efforts for provider law firms described above, the Company also closely monitors the performance of its home office personnel, especially those who have telephone contact with members or sales associates. The Company records home office employee telephone calls with its members and sales associates to assure that Company policies are being followed and to gather data about recurring problems that may be avoided through modifications in policies. The Company also uses such recorded calls for training and recognition purposes.

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

     The  Company is required to register  and file  reports  with the  Oklahoma
Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI, UFL and the Company or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's or UFL's surplus, and must have prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI or UFL to the Company requires approval of the Oklahoma Insurance Commissioner. During 2000, the Company received a $5.0 million dividend from PPLCI and a $5.0 million dividend from UFL after receiving all necessary regulatory approvals. On December 31, 2001 the Company completed the sale of its wholly owned subsidiary UFL, after receiving all necessary regulatory approvals. Any change in control of the Company, defined as acquisition by any method of more than 10% of the Company's outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states, in which PPLCI and UFL operate, such as Texas, provide for comparable registration and regulation of the Company.

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

ITEM 2.       DESCRIPTION OF PROPERTY
--------------------------------------

     The executive and administrative offices of the Company and its subsidiaries are located at 321 East Main Street, Ada, Oklahoma. These offices, containing approximately 40,000 square feet of office space, are owned by the Company. Additionally, the Company completed construction during 1999, of a new facility containing approximately 17,000 square feet of office and warehouse and shipping space. The Company now has three buildings located on its property located approximately five miles from the Company's executive and administrative offices. The Company previously completed construction of its Customer Care facility during 1998 that contains approximately 10,000 square feet of office and call center space. The Customer Care is adjacent to the material distribution center constructed during 1997 containing 8,600 square feet that is now used for general office space. The Company currently fully utilizes these existing facilities and has begun construction of a new home office complex in Ada located approximately five miles from its current location. The new home office will be constructed on nearly 100 acres given to the Company by the City of Ada in 2001. Scheduled completion of the estimated $30 million complex, which will include a sales associate Hall of Fame and six-story tower, is May 2003.

     In addition to the property described above that is owned by the Company, the Company opened an additional Customer Care facility in Antlers, Oklahoma during March 2000, in building space provided by the City of Antlers at no cost to the Company. This facility contains approximately 50 Customer Care representatives with the option of adding another 50 to 100 representatives in the next two years.

     The executive and administrative offices of Universal Fidelity Life Insurance Company ("UFL"), a wholly owned subsidiary, are located at 2211 North Highway 81 in Duncan, Oklahoma. These offices, containing approximately 20,000 square feet of office space, were constructed in 1986 and are owned by UFL. Additionally, UFL completed construction during 1993 on a separate 2,400 square foot climate-controlled building used primarily for printing activities and equipment storage. On December 31, 2001 the Company completed the sale of UFL, which included the sale of these offices.


ITEM 3.       LEGAL PROCEEDINGS
-------------------------------

     Subsequent to December 31, 2000, the Company and various of its executive officers were named in multiple putative securities class action complaints filed in both the United States District Courts for the Eastern and Western Districts of Oklahoma seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. These complaints have been transferred to Western District of Oklahoma where motions to consolidate them into a single proceeding are pending. An amended and consolidated complaint was filed on June 14, 2001, and the Company filed a motion to dismiss the complaint on July 24, 2001. The plaintiffs filed a response to the motion to dismiss on September 4, 2001 and the Company's reply brief was filed on September 24, 2001. Under the Private Securities Litigation Reform Act of 1995, discovery is stayed during the pendency of a motion to dismiss. Costs of defense of these cases through the motion to dismiss stage are not expected to be material. While the outcome of these cases is uncertain, the Company believes these actions are without merit and will vigorously defend these actions. However, an unfavorable decision in this litigation could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

     Also, in January 2001, the Company received inquiries from the Division of Enforcement of the SEC requesting information relating primarily to the Company's accounting policies for commission advance receivables from sales associates. The Division of Enforcement's inquiries were informal and did not constitute a formal investigation or proceeding. The Company is unable to determine the ultimate outcome of this inquiry, including whether the Division of Enforcement will continue the inquiry subsequent to the Company's decision to restate its financial statements. As of January 2002, the Company has had no further contact from the Division of Enforcement.

     See "Introductory Statement" on page 1 for further information concerning the restatement.

     See the Company's Forms 10-Q for the quarters ending March 31, June 30 and September 30, 2001 for additional information concerning legal proceedings.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------
         None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------------
              MATTERS
              -------

Market Price of and Dividends on the Common Stock

     At December 31, 2001, there were 5,437 holders of record (including brokerage firms and other nominees) of the Company's common stock which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange (American Stock Exchange through May 12, 1999).

                                                                                     High       Low

2002:
  1st Quarter (through January 25).............................................     $ 23.70    $ 20.97
2001:
  4th Quarter .................................................................     $ 22.25    $ 15.05
  3rd Quarter..................................................................       22.48      15.80
  2nd Quarter..................................................................       24.75      10.04
  1st Quarter..................................................................       28.63      10.05

2000:
  4th Quarter..................................................................     $ 48.75    $ 23.56
  3rd Quarter..................................................................       34.44      29.38
  2nd Quarter..................................................................       34.75      26.00
  1st Quarter..................................................................       32.44      19.88

1999:
  4th Quarter..................................................................     $ 39.94    $ 19.88
  3rd Quarter..................................................................       39.38      25.56
  2nd Quarter..................................................................       29.63      22.25
  1st Quarter..................................................................       39.25      23.13


     The Company has never declared a cash dividend on its common stock. For the foreseeable future, it is anticipated that earnings generated from the operations of the Company will be used to finance the Company's growth and to repurchase shares of its stock and that cash dividends will not be paid to holders of the common stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI and UFL is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years' net profits. During 2000, the Company received a $5 million dividend from PPLCI and a $5 million dividend from UFL after receiving all necessary regulatory approvals. During 2001, the Company received a $2.8 million dividend from UFL after receiving all necessary regulatory approvals. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 2000, neither UFL nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the respective insurance commissioners. PPLCI had approximately $5 million in surplus funds available for payment of an ordinary dividend.

Recent Sales of Unregistered Securities

         None.

ITEM 6.       SELECTED FINANCIAL DATA
-------------------------------------

         See "Introductory Statement" on page 1.

     The following table sets forth selected financial and statistical data for the Company as of the dates and for the periods indicated. As a result of the 1998 fourth quarter acquisition of TPN, Inc. ("TPN") that was accounted for as a pooling of interests, the 1996 through 1998 periods have been restated to include the operating results of TPN. The following information has been restated from previously filed financial data to reflect the restatement discussed in the Introductory Statement, the December 2001 sale of UFL that is reported as discontinued operations and the cumulative effect of adopting SAB
101. This information is not necessarily indicative of the Company's future performance. The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                         Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                         2000         1999         1998         1997         1996
                                                      ----------    ---------     ---------    ---------    ---------
Income Statement Data:                                (In thousands, except ratio, per share and Membership amounts)
  Revenues:
    Membership fees................................... $211,763     $153,918      $107,393     $ 74,555     $ 49,125
    Associate services................................   30,372       22,816        17,255       12,143        5,646
    Product sales.....................................    1,016        5,888        27,779       41,070       26,425
    Other.............................................    3,232        3,809         2,901        1,867        1,803
                                                       ---------    ---------     ---------    ---------    ---------
      Total revenues..................................  246,383      186,431       155,328      129,635       82,999
                                                       ---------    ---------     ---------    ---------    ---------
  Costs and expenses:
    Membership benefits...............................   69,513       51,089        35,465       24,684       16,511
    Commissions.......................................   96,614       74,333        50,652       38,717       29,230
    Associate services and direct marketing...........   23,251       15,815        14,738       11,431        4,544
    General and administrative expenses...............   21,524       19,280        21,902       20,311       15,150
    Product costs.....................................      675        4,174        17,967       27,017       20,568
    Other, net........................................    4,403        3,226         2,152        1,626           42
                                                       ---------    ---------     ---------    ---------    ---------
      Total costs and expenses........................  215,980      167,917       142,876      123,786       86,045
                                                       ---------    ---------     ---------    ---------    ---------

Income from continuing operations before income
  taxes and cumulative effect of change in
  accounting principle................................   30,403       18,514        12,452        5,849       (3,046)
  Provision for income taxes..........................    9,550        6,480         1,013        3,962         (851)
                                                       ---------    ---------     ---------    ---------    ---------
Income from continuing operations before cumulative
    effect of change in accounting principle..........   20,853       12,034        11,439        1,887       (2,195)
Income from operations of discontinued UFL segment
    (net of applicable income tax benefit (expense)
    of $387 and ($444) for year 2000 and 1999,
    respectively).....................................      649          826             -            -            -
                                                       ---------    ---------     ---------    ---------    ---------
Income before cumulative effect of change in
    accounting principle..............................   21,502       12,860        11,439        1,887       (2,195)
  Cumulative effect of adoption of SAB 101 (net of
    applicable income tax benefit of $546)............   (1,013)           -             -            -            -
                                                       ---------    ---------     ---------    ---------    ---------
Net income............................................   20,489       12,860        11,439        1,887       (2,195)
  Less dividends on preferred shares..................        4           10            10           13           15
                                                       ---------    ---------     ---------    ---------    ---------
Net income applicable to common stockholders.......... $ 20,485     $ 12,850      $ 11,429     $  1,874     $ (2,210)
                                                       ---------    ---------     ---------    ---------    ---------

Basic earnings per common share from continuing
  operations before cumulative effect of accounting
  change.............................................. $    .93     $    .52     $     .49    $     .08    $    (.10)
Basic earnings per common share from discontinued
    operations........................................      .03          .04          -            -            -
                                                       ---------    ---------     ---------    ---------    ---------
Basic earnings per common share before cumulative
    effect of change in accounting principle..........      .96          .56           .49          .08         (.10)
Cumulative effect of adoption of SAB 101..............     (.05)           -             -            -            -
                                                       ---------    ---------     ---------    ---------    ---------
Basic earnings per common share....................... $    .91     $    .56     $     .49    $     .08    $    (.10)
                                                       ---------    ---------     ---------    ---------    ---------

Diluted earnings per common share from continuing
  operations before cumulative effect of accounting    $    .92     $    .51     $     .48    $     .08    $    (.10)
  change..............................................

Diluted earnings per common share from discontinued
    operations........................................      .03          .04            -            -            -
                                                        --------     --------     ---------    ---------    ---------
Diluted earnings per common share before cumulative
    effect of accounting change.......................      .95          .55           .48          .08         (.10)
Cumulative effect of adoption of SAB 101..............     (.05)           -             -            -            -
                                                        --------     --------     ---------    ---------    ---------
Diluted earnings per common share..................... $    .90     $    .55      $     .48    $     .08    $    (.10)
                                                        --------     --------     ---------    ---------    ---------

Pro forma amounts assuming adoption of SAB 101 is
  retroactively applied:
  Net income.......................................... $ 21,502     $ 12,786      $ 11,155     $  1,726     $ (2,375)
  Basic earnings per common share..................... $    .96     $    .55      $    .48     $    .07     $   (.11)
  Diluted earnings per common share................... $    .95     $    .55      $    .47     $    .07     $   (.10)

Weighted average number of common shares
    outstanding - basic...............................   22,504       23,099        23,456       23,127       22,332
Weighted average number of common shares
    outstanding - diluted.............................   22,679       23,374        23,906       23,575       23,319

Membership Benefit Cost and Statistical Data:
  Membership benefits ratio (1).......................    32.8%        33.2%         33.0%        33.1%        33.6%
  Commissions ratio (1)...............................    45.6%        48.3%         47.2%        51.9%        59.6%
  General & administrative expense ratio (1)..........    10.2%        12.5%         20.4%        27.2%        30.8%
  Product cost ratio (1)..............................    66.4%        70.9%         64.7%        65.8%        77.8%
  New Memberships sold................................  670,118      525,352       391,827      283,723      194,483
  Period end Memberships in force.....................1,064,805      827,979       603,017      425,381      294,151

Cash Flow Data:
Net cash provided by (used in) continuing operating
   activities......................................... $ 23,201     $ 17,031      $ 11,295     $ 14,472     $   (911)

Net cash (used in) provided by continuing investing
   activities.........................................   (7,965)      12,070       (33,531)      (6,254)      (2,855)
Net cash (used in) provided by continuing financing
   activities.........................................  (13,714)     (26,687)        1,444        3,464        4,973

Balance Sheet Data:
  Total assets........................................ $ 77,766     $ 58,156      $ 68,789     $ 57,745     $ 30,499
  Total liabilities...................................   35,999       25,518        23,218       25,237        6,351
  Stockholders' equity                                   41,767       32,638        45,571       32,508       24,148

(1) The Membership benefits ratio, the Commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. The product cost ratio represents product costs as a percentage of product sales. These ratios do not measure total profitability because they do not take into account all revenues and expenses.


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------
General

     Restatement
     See "Introductory Statement" on page 1 for information concerning the restatement of financial statements.

     Prior Year Acquisitions
     The consolidated financial statements and related discussions thereof give retroactive effect to the 1998 merger with TPN, Inc. d.b.a. The People's Network ("TPN") which was accounted for as a pooling of interests. TPN was merged into the Company in a tax-free exchange of 999,992 shares (after adjustment for fractional shares) of the Company's common stock effective October 2, 1998. (See Notes to Consolidated Financial Statements-Note 3 for additional information regarding this 1998 acquisition).

     Membership Fees and Membership Benefit Costs
     The Company's principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 94% of members remit their Membership fees on a monthly basis. The Company also charges new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related direct incremental costs are deferred and recognized in income over the estimated life of a Membership.

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

     Commission Payments to Associates
     Beginning with new Memberships written after March 1, 1995, the Company implemented a level commission schedule with up to a three-year advance commission payment. Prior to March 1, 1995, the Company's commission program provided for advance commission payments to associates of approximately 70% of first year Membership premiums on new Membership sales and commissions were earned by the associate at a rate of approximately 16% in all subsequent years.

     Effective April 2001, the Company modified its compensation plan to consolidate the lower four levels of its compensation structure into two levels. At the same time, the Company implemented a two-year advance at the lowest commission level for associates who participate in the training program. Associates who do not participate in the training program receive only earned commissions until they meet the advancement qualification requiring them to produce 50 new memberships in their organization in order to advance to the next compensation level and qualify for up to 3 years commission advance. Effective October 1, 2001 the Company implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the Fast Start training program.

     Prior to January 1997 the Company advanced commissions at the time of sale of all new Memberships. In January 1997, the Company implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the Fast Start training program that was implemented in 1997. For all sales beginning with the fourth Membership or all sales made by an associate successfully completing the Fast Start training program, the Company currently advances commission payments at the time of sale of a new Membership. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to three years commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is 12, the overall initial advance may be paid to more than twenty-five different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate's unearned advance commission payment balance to the Company.

     Although the Company advances its sales associates up to three years commission when a membership is sold, the average commission advance paid to its sales associates as a group is actually less than 3 years because some associates choose to receive less than a 3-year advance and the Company pays less than a 3-year advance on some of its specialty products. Also, any residual commissions due an associate (defined as commission on an individual membership after the advance has been earned) are retained to reduce any remaining unearned commission advance payments prior to being paid to that sales associate. The average commission advance in 2000, 1999 and 1998 was 2.31, 2.43 and 2.50 years, respectively.

     The Company expenses the entire advance commissions ratably over the first month of the related membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its advance commission payments outstanding for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned commission payments to associates for the following years ended December 31 were:

                                                                             2000          1999          1998
                                                                             ----          ----          ----
                                                                                    (Amounts In 000's)

Beginning unearned advance commission payments (1)...................     $  125,257    $   87,263    $   59,623
Advance commission payments, net.....................................         97,500        74,800        51,400
Earned commissions applied...........................................        (48,255)      (36,806)      (23,760)
Advance commission payment write-offs (2)............................         (7,309)            -             -
                                                                          -----------   -----------   -----------
Ending unearned advance commission payments before estimated
  unrecoverable payments (1).........................................        167,193       125,257        87,263
Estimated unrecoverable advance commission payments (1) (3)..........        (11,055)       (4,544)       (3,994)
                                                                          -----------   -----------   -----------
Ending unearned advance commission payments, net (1).................     $  156,138    $  120,713    $   83,269
                                                                          -----------   -----------   -----------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.
     (2) In 2000, the Company began writing off unearned advanced commission balances when the associate had no remaining active memberships since the associate would no longer have any future commission earnings.
     (3) Increase in estimated unrecoverable payments in 2000 due to change in evaluation methodology such that the Company now evaluates the recoverability of non-vested associate commission advance receivables on an individual associate basis as it does the advances to its active associates. Previously, the Company "pooled" the activity of non-vested associates and evaluated the recoverability of commissions as if the group of non-vested associates were a single associate.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $14.2 million, $9.9 million and $5.9 million for December 31, 2000, 1999, 1998 respectively. As such, at December 31, 2000 future commission payments and related expense will be reduced as unearned advance commission payments of $141.9 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. The Company reduces unearned advance commission payments or remits payment to an associate, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, the Company generates an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. Any remaining unearned advance commission payment may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered.

     The Company charges associates a fee on unearned advance commission payments relating to lapsed Memberships ("Membership lapse fee"). The fee that is recorded on the associates unearned commission payments account is determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commission payments due the associate. The fees collected reduce commission expense. The Company's ability to recover these fees is primarily dependant on the associate selling new Memberships which qualify for commission advances.

     The Company has the contractual right to require associates to repay unearned advance commission payments from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission payments are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, the Company has not demanded repayments of the unearned advance commissions from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt the Company's relationships with its sales associates. This business decision by the Company has a significant effect on the Company's cash flow by electing to defer collection of advance payments of which approximately $11.1 million were not expected to be collected from future commissions at December 31, 2000. However, the Company regularly reviews the unearned advance commission payments status of associates and will exercise its right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer "vested" because they fail to meet the Company's established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result the Company has no continuing obligation to individually account to these associates as it does to active associates and is entitled to retain all commission earnings that would be otherwise payable to these terminated associates. The Company does continue to reduce the unearned advance commission payments for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission payments were less than $1,000 and the average balance was $816 at December 31, 2000.

     Although the advance payments are expensed ratably over the first month of the related Membership, the Company assesses, at the end of each quarter, on an associate-by-associate basis, the recoverability of each associate's unearned advanced commission payments by estimating the associate's future commissions to be earned on active Memberships. Each active Membership is assumed to lapse in accordance with the Company's estimated future lapse rate, which is based on the Company's actual historical Membership retention experience as applied to each active Membership's year of origin. The lapse rate is based on a 20-year history of Membership retention rates, which is updated quarterly to reflect actual experience. The Company also closely reviews current data for any trends that would affect the historical lapse rate. The sum of all expected future commissions to be earned for each associate is then compared to that associate's unearned advance commission payment balance. The Company estimates unrecoverable advance commission payments when expected future commissions to be earned on active Memberships (aggregated on an associate-by-associate basis) are less than the unearned advance commission payment balance. If an associate with an outstanding unearned advance commission balance has no active Memberships, the unearned advance commission payment is written off. Refer to "Measures of Member Retention - Expected Economic Life" for a description of the method used by the Company to estimate future commission earnings.

     Further, the Company's analysis of the recoverability of unearned advance commission payments is also based on the assumption that the associate does not write any new Memberships. The Company believes that this assessment methodology is highly conservative since its actual experience is that some associates do continue to sell new Memberships and the Company, through its chargeback rights, gains an additional source to recover unearned advance commission payments.

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

     Cash Flow Considerations Relating to Sales of Memberships
     The Company generally advances significant commissions at the time a Membership is sold. Since approximately 94% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly Membership fees are remitted and no additional commissions are paid on the Membership until all previous unearned advance commission payments have been fully recovered. Since the cash advanced at the time of sale of a new Membership may be recovered over a multi-year period, cash flow from operations may be adversely affected depending on the number of new Memberships written in relation to the existing active base of Memberships and the composition of new or existing sales associates producing such Memberships.

     Income Tax Matters-Net Operating Losses
     The Company has NOLs in the amount of $2.8 million representing the remaining NOLs of TPN. The Company's wholly owned subsidiary UFL has an alternative minimum tax ("AMT") credit carryforward of $464,000 that does not expire. A valuation allowance has been established for these carryforwards as the Company does not believe it is more likely than not that the tax benefits of these carryforwards and credits will be realized prior to expiration due in part to utilization restrictions imposed by Section 382 of the Internal Revenue Code of 1986 as discussed below.

     The ability of the Company to utilize NOLs and tax credit carryforwards to reduce future federal income taxes is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). One such limitation is contained in Section 382 of the Code which imposes an annual limitation on the amount of a corporation's taxable income that can be offset by those carryforwards in the event of a substantial change in ownership as defined in
Section 382 ("Ownership Change"). In general, an Ownership Change occurs if during a specified three-year period there are capital stock transactions that result in an aggregate change of more than 50% in the beneficial ownership of the stock of the Company. However, the Company does not have control over all possible variables which can affect the Ownership Change calculation and, accordingly, it is possible that an Ownership Change could occur in the future. The effect of any such Ownership Change on the Company's financial condition or results of operations cannot be determined because it is dependent upon unknown future facts and circumstances at the time of any such change, including, among others, the amount of any Company's NOLs, the fair market value of the Company's stock and the Company's other tax attributes. The acquisition of TPN by the Company constituted an Ownership Change of TPN. As a result, the ability of the Company to utilize TPN's remaining $2.8 million in NOLs is limited to approximately $954,000 per year. Although the Company did not utilize any of the TPN NOL during 1998, it did fully utilize the available amount during 1999 and 2000. However, due to anticipated continuing growth and the expected availability of other tax benefits, the Company does not believe it is more likely than not that the tax benefits of the TPN NOL carryforward will be realized. The TPN NOL expires in years 2015 through 2018.

     Associate Services
     The Company derives revenues from services provided to its marketing sales force from an enrollment fee of approximately $65 from each new sales associate for which the Company provides initial sales and marketing supplies and enrollment services to the associate. In January 1997, the Company implemented a training program ("Fast Start") that allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this program pay a fee of $184. The fee covers the additional training and materials used in the training program and is recognized in income upon completion of the training. The Company enrolled 97,617 new sales associates during 2000 compared to 92,644 during 1999 and 75,737 during 1998, resulting in significant increases in associate services revenues and costs. Associate services also includes revenue recognized on the sale of marketing supplies and promotional material to associates. The Company's costs of providing materials and services to associates are reflected as costs of associate services and direct marketing. Amounts collected from sales associates are intended primarily to offset the Company's costs incurred in recruiting, training, monitoring and providing materials to sales associates and are not intended to generate significant profits from such activities.

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

     Insurance operations
     UFL retained its existing life insurance business as a part of the Company's 1998 acquisition of UFL. The life insurance operations of UFL generated approximately $1 million in life insurance premiums and has continued to provide claims processing for the coinsured Medicare supplement and health care policies and receive full cost reimbursement for such services from the coinsurer. UFL markets primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. On December 31, 2001 the Company completed the sale of UFL (See Note 4 to the Consolidated Financial Statements).

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

     Investment Policy
     The Company's investment policy is to some degree controlled by certain insurance regulations, which, coupled with management's own investment philosophy, results in a conservative investment portfolio that is not risk oriented. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises, as well as mortgage-backed securities and state and municipal tax-exempt bonds. The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states.

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

     As of December 31, 2000, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                                  Estimated fair
                                                                          Hypothetical change       value after
                                                                            in interest rate       hypothetical
                                                            Fair value    (bp = basis points)   change in interest
                                                         at December 31,                                rate
                                                         ---------------  --------------------  ------------------
                                                                            (Dollars in thousands)

Fixed-maturity investments at December 31, 2000 (1)....      $  25,480    100 bp increase             $  24,635
                                                                          200 bp increase                23,773
                                                                          50 bp decrease                 25,882
                                                                          100 bp decrease                26,261

Fixed-maturity investments at December 31, 1999 (1)....      $  22,870    100 bp increase             $  21,528
                                                                          200 bp increase                20,573
                                                                          50 bp decrease                 23,084
                                                                          100 bp decrease                23,624

--------------------

(1) Excluding short-term investments with a fair value of $3.9 million and $3.3 million at December 31, 2000 and 1999, respectively. Includes UFL investments with a fair value of $9.1 and $13.7 million at December 31, 2000 and 1999, respectively.

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

     Accounting Standards to be Adopted
     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133, as amended, applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The
Company adopted SFAS 133, as amended, on January 1, 2001 as required. The Company did not hold any derivative instruments at January 1, 2001 and there was no effect on the consolidated financial statements upon the adoption of SFAS 133.

     In July 2001, the Financial Accounting Standards Board issued new pronouncements: SFAS 141, "Business Combinations"; SFAS 142, "Goodwill and Other Intangible Assets"; and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 will not apply to the Company unless it enters into a future business combination. SFAS 142 requires that goodwill as well as other intangible assets be tested annually for impairment. In addition, the Statement eliminates the current requirement to amortize goodwill or intangible assets with indeterminate lives, and is effective for fiscal years beginning after December 15, 2001. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 142 or 143 to materially impact its reported results.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS 144") is effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

     Accounting Change
     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This staff bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. The Company implemented SAB 101 in the fourth quarter of 2000. Refer to Note 1 to the consolidated financial statements for a discussion of the effect on the consolidated financial statements.

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

     The following measures of membership retention include members who are also sales associates and have a financial incentive to retain the Membership in order to continue to receive commissions. At December 31, 2000, memberships held by associates represented approximately 23% of total memberships. The Company's experience indicates that retention of sales associate members is approximately 10% better than non-associate members. At these levels of membership base and retention, the Company does not expect overall retention measures to vary materially as a result of any changes in commission practices that might affect retention rates of sales associates members differently than non associate members.

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


                Membership Retention
                --------------------
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

     Using these data, the Expected Economic Life of a new member is computed to be 3.57 years. Note that this number is based on more than 20 years of historical Membership retention data, unlike Membership Persistency which is computed from and determined by the most recent one-year period only. The Expected Economic Life of a new member may be useful for estimating the expected future stream of revenues from a large pool of new members. This membership retention data is used by the Company to estimate recoverability of unearned advance commission payments to associates. The fact that the Expected Economic Life of a new member is greater than the maximum commission advance of 3.0 years is important to the recoverability of unearned advance commission payments.

     Average Member Life
     A third measure of retention, commonly used by actuaries for comparing the longevity of renewable membership services, such as subscriptions, life insurance services, etc. is the Average Member Life. It is based on a model that assumes that a fixed number of new members have been historically enrolled in each previous year, so that the distribution of actual lifetimes of the members in force mirrors the membership retention rates described above.

        Expected Lifetime Value
        -----------------------
                           Years Paid
                                X
               Average       Average
   Year        Members       Members
   ----        -------       -------
     0
     1           76.69         76.69
     2           45.17         90.34
     3           32.82         98.45
     4           26.13        104.52
     5           21.83        109.13
     6           18.72        112.29
     7           16.37        114.56
     8           14.55        116.36
     9           13.09        117.81
    10           11.90        119.00
    11           10.90        119.90
    12           10.06        120.72
    13            9.35        121.55
    14            8.72        122.01
    15            8.12        121.80
    16            7.54        120.56
    17            7.00        119.00
    18            6.54        117.72
    19            6.18        117.33
    20            5.89        117.70
  Totals      ----------    ----------
                357.57 A    2,257.44 B

                                             -----------------------
 Expected Membership lifetime value (B / A)  6.31 years of revenue
                                             -----------------------

     Using this data, if a fixed number of members had been enrolled in each of the past twenty years, the current Average Member Life of active members would be 6.3 years. Note that this is a model distribution for comparison purposes only. Since Membership enrollment rates have grown significantly over the years, the Company's actual Membership population is weighted more heavily by recent new enrollments, hence the average age of the current Membership population will be lower than this number. It should be noted that the Average Member Life may be useful for comparison for the Company's member longevity versus other services, since it is not affected by historical new enrollment rates or rates of growth, which may vary between services being compared. It is not directly useful for nor is it used by the Company in any way to assess the estimated unrecoverable advance commission payments , or any other financial factor.


     Expected Remaining Economic Life
     Since the Company's experience is that the retention rate of a given generation of new members improves with time since first enrollment, the Expected Remaining Economic Life of a member also increases with time since first enrollment. For example, while the Expected Economic Life of a new member just enrolled is 3.57 years, the Expected Remaining Economic Life of a member that has already renewed for one year is about 5.2 years. Since the actual population of members in force at year-end is a distribution of ages from zero to over 20 years, the Expected Remaining Economic Life of the entire population at large exceeds 3.57 years per member. As of December 31, 2000, based on the historical data described above, the current Expected Remaining Economic Life of the actual population is approximately 6.52 years

Results of Operations

     Comparison of 2000 to 1999
     The Company reported net income applicable to common shares of $20.5 million, or $.90 per diluted common share, for 2000. The net income per diluted share was up 59% from net income applicable to common shares of $12.9 million, or $.55 per diluted common share, for 1999. The increase in the net income applicable to common shares for 2000 is primarily the result of increases in Membership fees for 2000 as compared to 1999.

     Membership fees totaled $211.8 million during 2000 compared to $153.9 million for 1999, an increase of 38%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 28% during 2000 to 670,118 from 525,352 during 1999. At December 31, 2000, there were 1,064,805 active Memberships in force compared to 827,979 at December 31, 1999, an increase of 29%. Additionally, the average annual fee per Membership has increased from $238 for all Memberships in force at December 31, 1999 to $244 for all Memberships in force at December 31, 2000, a 3% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owners' Legal Solutions plan.

     Associate services revenue increased 33% from $22.8 million for 1999 to $30.4 million during 2000 as a result of more new associates recruited and as a result of Fast Start which resulted in the Company receiving training fees of approximately $16.8 million during 2000 compared to $12.6 million during 1999. The field-training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit three new sales associates or personally sell five Memberships within 60 days of becoming an associate. The $16.8 million and $12.6 million for 2000 and 1999, respectively, in training fees was comprised of $184 from each of approximately 91,432 new sales associates who elected to participate in Fast Start in 2000 compared to 68,535 that paid the $184 during 1999. New associates electing to participate in Fast Start increased to 94% of new associates during 2000 from 74% for 1999. Total new associates enrolled during 2000 were 97,617 compared to 92,644 for 1999, an increase of 5%. While the number of new associates increased during 2000, the number of new Memberships sold, at least partially as a result of the Fast Start program, increased even more significantly. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Product sales declined 83% during 2000 to $1.0 million from $5.9 million in 1999 primarily due to the concentration on Membership sales as opposed to the sale of goods and services following the TPN acquisition. Product sales are expected to be immaterial in 2001 and future periods as the Company no longer encourages product sales.

     Other income decreased $600,000, or 15%, from $3.8 million to $3.2 million primarily due to the change in accounting principle relating to the adoption of SAB 101.

     Primarily as a result of the increase in Membership fees, total revenues increased to $246.4 million for 2000 from $186.4 million during 1999, an increase of 32%.

     Membership benefits totaled $69.5 million for 2000 compared to $51.1 million for 1999, and represented 32.8% and 33.2% of Membership fees for 2000 and 1999, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near 35% as substantially all active Memberships provide for a capitated benefit.

     Commissions to associates increased 30% to $96.6 million for 2000 compared to $74.3 million for 1999, and represented 45.6% and 48.3% of Membership fees for such years. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during 2000 totaled 670,118, a 28% increase from the 525,352 sold during 1999.

     Associate services and direct marketing expenses increased to $23.3 million for 2000 from $15.8 million for 1999 primarily as a result of Fast Start training bonuses paid of approximately $8.9 million during 2000 compared to $7.5 million in 1999. Additional costs of supplies due to increased enrollment of new associates, purchases by associates and higher staffing requirements for associate related service departments also contributed to the increase. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

     General and administrative expenses during 2000 and 1999 were $21.5 million and $19.3 million, respectively, and represented 10.2% and 12.5% of Membership fees for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of Membership fees as a result of certain economies of scale.

     Product costs declined more than $3.4 million, or 84%, during 2000 to $675,000 from $4.2 million for 1999 in conjunction with the 83% decline in product sales. Product costs as a percentage of product sales were 66% for 2000 compared to 71% during 1999. Product costs are expected to be immaterial in 2001 and future periods as the Company no longer encourages product sales.

     Other expenses increased 36% from $3.2 million to $4.4 million for 2000 primarily due to $1.7 million litigation settlements during the 4th quarter of 2000 offset by an increase in interest income for 2000 of 21% to $2.9 million from $2.4 million for 1999. At December 31, 2000 the Company reported $31.5 million in cash and investments (after utilizing more than $17.3 million to repurchase approximately 520,000 shares of its common stock) compared to $22.8 million at December 31, 1999. Depreciation and amortization decreased from $3.1 million for 1999 to $2.8 million for 2000. This decrease was primarily due to increased amortization of production costs of $425,000 during the 1999 period.

     The provision for income taxes increased during 2000 to $9.6 million compared to $6.5 million for 1999, representing 31.4% and 35.0% of income from continuing operations before income taxes for 2000 and 1999, respectively.

     Dividends paid on outstanding preferred stock decreased to $4,000 for 2000 from $9,700 during 1999. During the second quarter of 2000, all shares of preferred stock were converted into shares of common stock or redeemed by the Company.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Income from discontinued operations, net of income tax, are $649,000, net of tax benefit of $387,000 and $826,000 net of tax expense of $444,000 for the years ended December 31, 2000 and 1999, respectively.

     Comparison of 1999 to 1998
     The Company reported net income applicable to common shares of $12.9 million, or $.55 per diluted common share, for 1999, up 12% from net income applicable to common shares of $11.4 million, or $.48 per diluted common share, for 1998. The increase in the net income applicable to common shares for 1999 is primarily the result of increases in Membership fees for 1999 as compared to 1998.

     Membership fees totaled $153.9 million during 1999 compared to $107.4 million for 1998, an increase of 43%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 34% during 1999 to 525,352 from 391,827 during 1998. At December 31, 1999, there were 827,979 active Memberships in force compared to 603,017 at December 31, 1998, an increase of 37%. Additionally, the average annual fee per Membership has increased from $229 for all Memberships in force at December 31, 1998 to $238 for all Memberships in force at December 31, 1999, a 4% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member together with increased sales of the Business Owners' Legal Solutions plan.

     Associate services revenue increased 32% from $17.3 million for 1998 to $22.8 million during 1999 as a result of more new associates recruited and as a result of Fast Start which resulted in the Company receiving training fees of approximately $12.6 million during 1999 compared to $9.3 million during 1998. The field-training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start requires a training fee of $184 per new associate and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit three new sales associates or personally sell five Memberships within 60 days of becoming an associate. The $12.6 million and $9.3 million for 1999 and 1998, respectively, in training fees was comprised of $184 from each of approximately 68,535 new sales associates who elected to participate in Fast Start in 1999 compared to 50,622 that paid the $184 during 1998. New associates electing to participate in Fast Start increased to 74% of new associates during 1999 from 67% for 1998. Total new associates enrolled during 1999 were 92,644 compared to 75,737 for 1998, an increase of 22%. While the number of new associates increased during 1999, the number of new Memberships sold, at least partially as a result of the Fast Start program, increased even more significantly. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

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

     Other income increased $0.9 million, or 31%, from $2.9 million for 1998 to $3.8 million for 1999 primarily due to an increase in enrollment fees from $2.7 million for 1998 to $3.5 million for 2000.

     Primarily as a result of the increase in Membership fees, total revenues increased to $186.4 million for 1999 from $155.3 million during 1998, an increase of 20%.

     Membership benefits totaled $51.1 million for 1999 compared to $35.5 million for 1998, and represented 33% of Membership fees for both 1999 and 1998. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near 35% as the portion of active Memberships that provide for a capitated benefit continues to increase.

     Commissions to associates increased 47% to $74.3 million for 1999 compared to $50.7 million for 1998, and represented 48.3% and 47.2% of Membership fees for such years. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during 1999 totaled 525,352, a 34% increase from the 391,827 sold during 1998.

     Associate services and direct marketing expenses increased to $15.8 million for 1999 from $14.7 million for 1998 primarily as a result of Fast Start training bonuses paid of approximately $7.5 million during 1999 compared to $6.3 million in 1998. Additional costs of supplies due to increased purchases by associates and higher staffing requirements for associate related service departments also contributed to the increase. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

     General and administrative expenses during 1999 and 1998 were $19.3 million and $21.9 million, respectively, and represented 12.5% and 20.4% of Membership fees for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of total revenues as a result of certain economies of scale.

     Product costs declined by $13.8 million, or 77%, during 1999 to $4.2 million from $18.0 million for 1998 in conjunction with the 79% decline in product sales. Product costs as a percentage of product sales were 71% for 1999 compared to 65% during 1998. Product costs are expected to decline proportionately as product sales decline as more emphasis is placed on Membership sales rather than the sale of goods and services.

     Other expenses increased 50% from $2.2 million to $3.2 million for 1999. At December 31, 1999 the Company reported $22.8 million in cash and investments (after utilizing more than $29.4 million to repurchase approximately 1.2 million shares of its common stock) compared to $22.1 million at December 31, 1998. Depreciation and amortization increased from $2.9 million for 1998 to $3.1 million for 1999. This increase was primarily due in part to increased amortization of production costs by $425,000.

     The provision for income taxes increased during 1999 to $6.5 million compared to $1.0 million for 1998, representing 35.0% and 8.1% of income from continuing operations before income taxes for 1999 and 1998, respectively. The 1998 provision for income taxes reflects a $3.5 million benefit attributable to a reduction of a previously established valuation allowance due to the utilization of certain of the Company's NOL carryforwards.

     Dividends paid on outstanding preferred stock decreased to $9,700 for 1999 from $9,800 during 1998 and is attributable to the conversion of additional shares of $3.00 Cumulative Convertible Preferred Stock into common stock.

Liquidity and Capital Resources

     General
     Consolidated net cash provided by operating activities was $23.2 million, $17.0 million and $11.3 million for 2000, 1999, and 1998, respectively. Cash provided by operating activities increased $6.2 million during 2000 compared to 1999 primarily due to the $8.0 million increase in net income.

     Net cash (used in) provided by investing activities was $(8.0) million, $12.1 million and $(33.5) million for 2000, 1999 and 1998, respectively. Due to the 1998 UFL acquisition and the resulting requirement for $20.7 million as cash consideration to Pioneer, the Company liquidated a substantial portion of its investments classified as held-to-maturity. Although the Company previously had demonstrated its intent and capability to hold such investments until their scheduled maturities, the conversion of such investments to cash as part of the UFL transaction prior to their scheduled maturities resulted in all remaining investments of the Company, including the $25 million investment portfolio of UFL, being classified as available-for-sale investments. Also during 2000 and 1999 the Company received dividends of $5.0 million and $12.5 million, respectively from UFL. In addition to capital expenditures of $5.6 million and $2.6 million during 2000 and 1999, respectively, the Company liquidated a portion of its available-for-sale investments in order to reacquire shares of the Company's common stock.

     Net cash used in financing activities was $13.7 million in 2000 as compared to $26.7 million in 1999 and net cash provided by financing activities of $1.4 million for 1998. This $13.0 million change during 2000 was mainly comprised of the decrease of $12.1 million in cash used to reacquire treasury stock as compared to 1999.

     The Company had consolidated working capital of $7.3 million at December 31, 2000 compared to $8.0 million at December 31, 1999. The $700,000 decrease in working capital during 2000 was primarily the result of an increase in deferred revenue and fees of $7.3 million, a decrease in net assets of discontinued operations of $3.4 million and an increase in Membership benefits of $1.6 million offset by an increase in cash of $1.5 million, a $1.4 million increase in Membership income receivable, an increase in deferred member and associate costs of $5 million, a decrease in accounts payable and accrued expenses of $2.0 million and an increase in net current deferred income tax assets of $1.5 million.

     The Company generally advances significant commissions to associates at the time a Membership is sold. The Company expenses these advances ratably over the first month of the related Membership. During 2000, the Company paid advance commissions to associates of $97.5 million on new Membership sales compared to $74.8 million for 1999. Since approximately 94% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. See page 19 to 22 for additional information on advance commission payments.

     The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 4,000,000 shares during subsequent board meetings. At December 31, 2000, the Company had repurchased 1,733,209 shares under these authorizations for a total consideration of $48.3 million, an average price of $27.60 per share. Stock repurchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the repurchase program.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at December 31, 2000 of $27.2 million. The Company expects to maintain cash and cash equivalent balances on an on-going basis of approximately $15 million to $25 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases. The Company continues to consider incurring indebtedness in order to finance its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock.

     Subsequent event
     On November 6, 2001, the Company entered into a $17.5 million line of credit with Bank of Oklahoma, N.A. in order to fund additional treasury stock purchases. The line of credit provides for immediate funding of up to $17.5 million with scheduled repayments beginning February 15, 2002 and ending November 15, 2002 with interest at the Libor rate plus 2% per annum or the prime rate minus 1/2 percent per annum as selected by the Company. The loan is secured by the Company's rights to receive membership fees on a portion of its memberships. The terms of this loan have various covenants customary for similar transactions.


     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, UFL and PPLSIF. The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At December 31, 2000, neither UFL nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the respective insurance commissioners. PPLCI had approximately $5 million in surplus funds available for payment of an ordinary dividend.

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

     Our future results may be adversely affected if membership persistency or renewal rates are lower than our historical experience.
     The Company has over 20 years of actual historical experience to measure the expected retention of new members. These retention rates could be adversely affected by the quality of services delivered by provider law firms, the existence of competitive products or services, the Company's ability to provide administrative services to members or other factors. If the Company's membership persistency or renewal rates are less than the Company has historically experienced, the Company's cash flow, earnings and growth rates could be adversely affected.

     The Company may not be able to grow memberships and earnings at the same rate as it has historically experienced.
     The Company's year end active memberships have increased 28.6%, 37.3% and 41.8% in the years ended December 31, 2000, 1999 and 1998, respectively. Net income applicable to common stockholders for the same three years have increased 59%, 12% and 609%, respectively. The Company's ability to grow memberships and earnings is substantially dependent upon its ability to expand or enhance the productivity of its sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that the Company will be able to achieve increases in membership and earnings growth comparable to its historical growth rates.

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

     There is litigation pending with respect to certain of our prior accounting practices that may have a material adverse effect on the Company if adversely determined.
     There are numerous putative class actions pending against the Company in the United Stated District Court for the Western District of Oklahoma primarily alleging violations of the federal securities laws in connection with the Company's prior accounting policy with respect to commission advances. If the class actions are resolved adversely to the Company, it could have a material adverse effect on the Company's financial condition and common stock price. See "Item 3. Legal Proceedings".

     There are SEC inquiries pending with respect to certain of our accounting practices that may have a material adverse effect on the Company if adversely determined.
     See Introductory Statement on page 1.

     The Company is in a regulated industry and regulations could have an adverse effect on the Company's ability to conduct its business.
     The Company is regulated by or required to file with or obtain approval of State Insurance Departments, State Bar Associations and State Attorney General's Offices, depending on individual state positions regarding regulatory responsibility for pre-paid legal expense plans. Regulation of the Company's activities is inconsistent among the various states in which the Company does business with some states regulating legal expense plans as insurance or specialized legal expense products and others regulating such plans as services. Such disparate regulation requires the Company to structure its memberships and operations differently in certain states in accordance with the applicable laws and regulations. The Company's multi-level marketing strategy is also subject to U.S. federal, Canadian provincial and U.S. state regulation under laws relating to consumer protection, pyramid sales, business opportunity, lotteries and multi-level marketing. Changes in the regulatory environment for the Company's business could increase the compliance costs the Company incurs in order to conduct its business or limit the jurisdictions in which the Company is able to conduct business.

     The business in which the Company operates is competitive.
     There are a number of existing and potential competitors that have the ability to offer competing products that could adversely affect the Company's ability to grow. In addition, the Company may face competition from a growing number of Internet based legal sites with the potential to offer legal and related services at competitive prices. Increased competition could have a material adverse effect on the Company's financial condition and results of operations. See "Description of Business - Competition".

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------------

                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Report of Independent Certified Public Accountants
Consolidated Financial Statements
Consolidated Balance Sheets (Restated) - December 31, 2000 and 1999
Consolidated Statements of Income (Restated) - For the years ended December 31,
  2000, 1999 and 1998
Consolidated Statements of Comprehensive Income (Restated) - For the years ended
  December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows (Restated) - For the years ended December
  31, 2000, 1999 and 1998
Consolidated Statements of Changes In Stockholders' Equity (Restated) - For the
  years ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements (Restated)

Consolidated Financial Statement Schedules
Schedule II. Consolidated Valuation and Qualifying Accounts (Restated) - For the years ended December 31, 2000, 1999 and 1998
(All other schedules have been omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereon.)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

     We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2, the consolidated financial statements referred to above have been restated primarily to change the accounting treatment for payments to associates for membership commission advances and related revenue recognition to be consistent with such treatment. Additionally, as discussed in
Note 1 the Company changed certain of its revenue recognition policies as a result of the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

     We have also audited Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


Grant Thornton LLP
Oklahoma City, Oklahoma
January 30, 2002


                          PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (Restated)
                (Amounts and shares in 000's, except par values)

                                     ASSETS
                                                                                                December 31,
                                                                                          -------------------------
                                                                                             2000           1999
                                                                                          ----------     ----------

Current assets:
  Cash and cash equivalents............................................................   $  10,866      $   9,344
  Available-for-sale investments, at fair value........................................       1,953          1,868
  Membership income receivable.........................................................       4,563          3,154
  Inventories..........................................................................       1,542          1,442
  Net assets of discontinued operations................................................       4,504          7,940
  Deferred member and associate service costs..........................................      11,606          6,611
  Prepaid product commissions..........................................................           -            125
  Deferred income taxes................................................................       4,361          2,860
                                                                                          ----------     ----------
      Total current assets.............................................................      39,395         33,344
Available-for-sale investments, at fair value..........................................      14,412          8,092
Investments pledged....................................................................       4,306          3,523
Property and equipment, net............................................................      10,501          7,608
Deferred member and associate service costs............................................       2,513              -
Other assets...........................................................................       6,639          5,589
                                                                                          ----------     ----------
        Total assets...................................................................   $  77,766      $  58,156
                                                                                          ----------     ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $   6,831      $   5,252
  Deferred revenue and fees............................................................      18,130         10,843
  Current portion of capital lease obligation..........................................         223            348
  Accounts payable and accrued expenses................................................       6,865          8,870
                                                                                          ----------     ----------
    Total current liabilities..........................................................      32,049         25,313
  Deferred revenue and fees............................................................       3,083              -
  Deferred income taxes ...............................................................         867              -
  Capital lease obligation, net of current portion.....................................           -            205
                                                                                          ----------     ----------
      Total liabilities................................................................      35,999         25,518
                                                                                          ----------     ----------
Stockholders' equity:
  $3.00 cumulative preferred stock, $1 par value; 3 shares authorized,
    issued and outstanding at December 31, 1999........................................           -              3

  $1.00 non-cumulative special preferred stock, $1 par value; 18 shares
    authorized, issued and outstanding at December 31, 1999............................           -             18
  Common stock, $.01 par value; 100,000 shares authorized; 24,740 and
    24,507 issued at December 31, 2000 and 1999, respectively..........................         247            245
  Capital in excess of par value.......................................................      64,958         59,822
  Retained earnings....................................................................      27,130          6,645
  Accumulated other comprehensive income (loss)........................................        (108)          (958)
  Treasury stock, at cost; 2,480 and 1,960 shares held at
    December 31, 2000 and 1999, respectively...........................................     (50,460)       (33,137)
                                                                                          ----------     ----------
      Total stockholders' equity.......................................................      41,767         32,638
                                                                                          ----------     ----------
        Total liabilities and stockholders' equity.....................................   $  77,766      $  58,156
                                                                                          ----------     ----------







   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Restated)
                  (Amounts in 000's, except per share amounts)

                                                                                            Year Ended December 31,
                                                                                    -------------------------------------
                                                                                       2000         1999          1998
                                                                                    ----------    ----------   ----------
Revenues:
  Membership fees................................................................   $ 211,763     $ 153,918    $ 107,393
  Associate services.............................................................      30,372        22,816       17,255
  Product sales..................................................................       1,016         5,888       27,779
  Other..........................................................................       3,232         3,809        2,901
                                                                                    ----------    ----------   ----------
                                                                                      246,383       186,431      155,328
                                                                                    ----------    ----------   ----------
Costs and expenses:
  Membership benefits............................................................      69,513        51,089       35,465
  Commissions....................................................................      96,614        74,333       50,652
  Associate services and direct marketing........................................      23,251        15,815       14,738
  General and administrative.....................................................      21,524        19,280       21,902
  Product costs..................................................................         675         4,174       17,967
  Other, net.....................................................................       4,403         3,226        2,152
                                                                                    ----------    ----------   ----------
                                                                                      215,980       167,917      142,876
                                                                                    ----------    ----------   ----------
Income from continuing operations before income taxes and cumulative effect of
  change in accounting principle.................................................      30,403        18,514       12,452
Provision for income taxes.......................................................       9,550         6,480        1,013
                                                                                    ----------    ----------   ----------
Income from continuing operations before cumulative effect of change in accounting
  principle......................................................................      20,853        12,034       11,439
Income from operations of discontinued UFL segment (net of applicable income tax
  benefit (expense) of $387 and ($444) for year 2000 and 1999, respectively).....         649           826            -
                                                                                    ----------    ----------   ----------
Income before cumulative effect of change in accounting principle................      21,502        12,860       11,439
Cumulative effect of adoption of SAB 101 (net of applicable income
  tax benefit of $546)...........................................................      (1,013)            -            -
                                                                                    ----------    ----------   ----------
Net income.......................................................................      20,489        12,860       11,439
Less dividends on preferred shares...............................................           4            10           10
                                                                                    ----------    ----------   ----------
Net income applicable to common stockholders.....................................   $  20,485     $  12,850    $  11,429
                                                                                    ----------    ----------   ----------

Basic earnings per common share from continuing operations before cumulative
  effect of accounting change....................................................   $     .93     $    .52     $    .49
Basic earnings per common share from discontinued operations.....................         .03          .04            -
                                                                                    ----------    ---------    ---------
Basic earnings per common share before cumulative effect of accounting change....         .96          .56          .49
Cumulative effect of adoption of SAB 101.........................................        (.05)           -            -
                                                                                    ----------    ---------    ---------
Basic earnings per common share..................................................   $     .91     $    .56     $    .49
                                                                                    ----------    ---------    ---------

Diluted earnings per common share from continuing operations before cumulative
  effect of accounting change....................................................   $     .92     $    .51     $    .48
Diluted earnings per common share from discontinued operations...................         .03          .04            -
                                                                                    ----------    ---------    ---------
Diluted earnings per common share before cumulative effect of accounting change..         .95          .55          .48
Cumulative effect of adoption of SAB 101.........................................        (.05)           -            -
                                                                                    ----------    ---------    ---------
Diluted earnings per common share................................................   $     .90     $    .55     $    .48
                                                                                    ----------    ---------    ---------
Pro forma amounts assuming adoption of SAB 101 is retroactively applied:
  Net Income.....................................................................   $  21,502     $ 12,786     $ 11,155
                                                                                    ----------    ---------    ---------
  Basic earnings per common share................................................   $     .96     $    .55     $    .48
                                                                                    ----------    ---------    ---------
  Diluted earnings per common share..............................................   $     .95     $    .55     $    .47
                                                                                    ----------    ---------    ---------



   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Restated)
                               (Amounts in 000's)

                                                                                            Year Ended December 31,
                                                                                    -------------------------------------
                                                                                       2000         1999          1998
                                                                                    ----------    ----------   ----------


Net income.......................................................................   $  20,489     $  12,860    $  11,439

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment........................................         (12)            -            -
                                                                                    ----------    ----------   ----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period,.....................         893          (580)         (66)
      Less: reclassification adjustment for (gains) losses included
      in net income..............................................................         (31)         (354)          42
                                                                                    ----------    ----------   ----------
                                                                                          862          (934)         (24)
                                                                                    ----------    ----------   ----------
Other comprehensive income (loss), net of income taxes
  of $464, $503 and $13 in 2000, 1999 and 1998, respectively.....................         850          (934)         (24)
                                                                                    ----------    ----------   ----------
Comprehensive income.............................................................   $  21,339     $  11,926    $  11,415
                                                                                    ----------    ----------   ----------
































   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)
                               (Amounts in 000's)

                                                                                            Year Ended December 31,
                                                                                    -------------------------------------
                                                                                       2000         1999          1998
                                                                                    ----------    ----------   ----------
Cash flows from operating activities:
Net income......................................................................... $  20,489     $  12,860    $  11,439
Cumulative change in accounting principle..........................................     1,013             -            -
Adjustments to reconcile net income to net cash provided by operating activities:
  Income from UFL's discontinued operations........................................      (649)         (826)           -
  Provision for deferred income taxes..............................................      (550)          518        1,013
  Depreciation and amortization....................................................     2,770         3,076        2,944
  Tax benefit on exercise of stock options.........................................     1,044         1,149          912
  Compensation expense relating to contribution of stock to ESOP...................       130            86           58
  Increase in accrued Membership income............................................    (1,409)         (782)        (820)
  (Increase) decrease in inventories...............................................      (100)        1,146         (472)
  Decrease in prepaid product commissions..........................................       125         1,259          752
  Increase in deferred member and associate service costs..........................    (8,521)       (1,552)      (1,871)
  (Increase) decrease in other assets..............................................    (1,059)       (2,259)         193
  Increase in accrued Membership benefits..........................................     1,579         1,444        1,159
  Increase (decrease) in deferred revenues.........................................    10,370          (785)       1,429
  (Decrease) increase in accounts payable and accrued expenses and other...........    (2,031)        1,697       (5,441)
                                                                                    ----------    ----------   ----------
    Net cash provided by operating activities of continuing operations.............    23,201        17,031       11,295
                                                                                    ----------    ----------   ----------

Cash flows from investing activities:
  Acquisition of UFL...............................................................         -             -      (20,669)
  Dividends received from UFL......................................................     5,000        12,500            -
  Additions to property and equipment..............................................    (5,577)       (2,577)      (4,926)
  Purchases of investments - held to maturity......................................         -             -      (36,116)
  Proceeds from sales of investments - held to maturity............................         -             -       23,288
  Maturities of investments - held-to-maturity.....................................         -             -        4,892
  Purchases of investments - available for sale....................................    (8,501)      (11,077)           -
  Maturities and sales of investments - available for sale.........................     1,113        13,224            -
                                                                                    ----------    ----------   ----------
        Net cash (used in) provided by investing activities of continuing operations   (7,965)       12,070      (33,531)
                                                                                    ----------    ----------   ----------
Cash flows from financing activities:
  Proceeds from sale of common stock...............................................     4,110         3,348        2,216
  (Decrease) increase in capital lease obligations.................................      (330)         (593)         766
  Purchases of treasury stock......................................................   (17,323)      (29,432)      (1,528)
  Redemption of preferred stock....................................................      (167)            -            -
  Dividends paid on preferred stock................................................        (4)          (10)         (10)
                                                                                    ----------    ----------   ----------
        Net cash (used in) provided by financing activities of continuing operations  (13,714)      (26,687)       1,444
                                                                                    ----------    ----------   ----------
Net increase (decrease) in cash and cash equivalents...............................     1,522         2,414      (20,792)
Cash and cash equivalents at beginning of year.....................................     9,344         6,930       27,722
                                                                                    ----------    ----------   ----------
Cash and cash equivalents at end of year........................................... $  10,866     $   9,344    $   6,930
                                                                                    ----------    ----------   ----------

Supplemental disclosure of cash flow information:
  Net cash used in discontinued operations......................................... $    (143)    $    (827)   $       -
                                                                                    ----------    ----------   ----------
  Cash paid for interest........................................................... $      10     $      23    $      47
                                                                                    ----------    ----------   ----------
  Income taxes paid................................................................ $   9,102     $   3,060    $       -
                                                                                    ----------    ----------   ----------
  Purchases of property and equipment under capital leases......................... $       -     $       -    $   1,104
                                                                                    ----------    ----------   ----------
  Assets acquired in acquisition of UFL............................................ $       -     $       -    $  44,598
                                                                                    ----------    ----------   ----------
  Liabilities assumed in acquisition of UFL........................................ $       -     $       -    $  23,929
                                                                                    ----------    ----------   ----------



   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Restated)
       (Amounts and shares in 000's, except dividend rates and par values)

                                                                                            Year Ended December 31,
                                                                                    -------------------------------------
                                                                                       2000         1999          1998
                                                                                    ----------    ----------   ----------
$3.00 Cumulative Convertible Preferred Stock - $ 1 par value, authorized 5
----------------------------------------------
  shares; shares issued and outstanding at beginning of year (3 in 2000, 1999
  and 1998).....................................................................    $       3     $       3    $       3
Shares exchanged for common stock (2 in 2000)...................................           (2)            -            -
Shares redeemed (1 in 2000).....................................................           (1)            -            -
                                                                                    ----------    ----------   ----------
Shares issued and outstanding at end of year (3 in 1999 and 1998)...............            -             3            3
                                                                                    ----------    ----------   ----------
Special Preferred Stock - $1 par value, 500 shares authorized; series of fixed
-----------------------
  annual dividends $1, non-cumulative, convertible, shares issued and
  outstanding at beginning of year (18 in 2000 and 1999 and 23 in 1998).........           18            18           23
Shares exchanged for common stock (7 in 2000 and 5 in 1998).....................           (7)            -           (5)
Shares redeemed (11 in 2000)....................................................          (11)            -            -
                                                                                    ----------    ----------   ----------
Shares issued and outstanding at end of year (18 in 1999 and 1998)..............            -            18           18
                                                                                    ----------    ----------   ----------
Common Stock - $.01 par value, shares authorized 100,000; shares issued and
------------
  outstanding at beginning of year (24,507 in 2000, 24,321 in 1999 and 24,151 in
  1998).........................................................................          245           243          242
Shares issued during year:
  Conversion of Preferred Stock (30 in 2000, 2 in 1999 and 17 in 1998)..........            -            -            -
  Contributed to Company's employee stock ownership plan
    (6 in 2000, 3 in 1999 and 2 in 1998)........................................            -            -            -
  Exercise of stock options and warrants (198 in 2000,
    184 in 1999 and 151 in 1998)................................................            2             2            1
                                                                                    ----------    ----------   ----------
Shares issued and outstanding at end of year (24,740 in 2000,
  24,507 in 1999 and 24,321 in 1998)............................................          247           245          243
                                                                                   ----------    ----------   ----------
Capital in Excess of Par Value
Balance at beginning of year....................................................       59,822        55,241        52,051
  Exercise of stock options.....................................................        4,108         3,345         2,215
  Income tax benefit related to exercise of stock options.......................        1,044         1,149           912
  Redemption or conversion of preferred stock...................................         (146)            1             5
  Stock contribution to employee stock ownership plan...........................          130            86            58
                                                                                    ----------    ----------   -----------
Balance at end of year..........................................................       64,958        59,822        55,241
                                                                                    ----------    ----------   -----------

Retained Earnings (Accumulated Deficit)
Balance at January 1, 1998, as previously reported..............................                                   19,328
  Prior period adjustment (Note 2 to the Consolidated Financial Statements).....                                  (36,962)
                                                                                    ----------    ----------   -----------
Balance at beginning of year, as restated.......................................        6,645        (6,205)      (17,634)
  Net income....................................................................       20,489        12,860        11,439
  Cash dividends on preferred shares............................................           (4)          (10)          (10)
                                                                                    ---------     ----------   -----------
Balance at end of year..........................................................       27,130         6,645        (6,205)
                                                                                    ----------    ----------   -----------




   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              (Restated) (continued) (Amounts and shares in 000's,
                      except dividend rates and par values)


                                                                                            Year Ended December 31,
                                                                                    -------------------------------------
                                                                                       2000         1999          1998
                                                                                    ----------    ----------   ----------
Accumulated other comprehensive income (loss):
Balance at beginning of year..............................................               (958)          (24)           -
  Other comprehensive income (loss).......................................                850          (934)         (24)
                                                                                    ----------    ----------   ----------
Balance at end of year....................................................               (108)         (958)         (24)
                                                                                    ----------    ----------   ----------

Treasury stock
Balance at beginning of year (1,960 shares in 2000, 797 in 1999
  and 747 in 1998)........................................................            (33,137)       (3,705)      (2,177)
Shares repurchased (520 shares in 2000, 1,163 in 1999 and 50 in 1998).....            (17,323)      (29,432)      (1,528)
                                                                                    ----------    ----------   ----------
Balance at end of year (2,480 shares in 2000, 1,960 in 1999 and
  797 in 1998)............................................................            (50,460)      (33,137)      (3,705)
                                                                                    ----------    ----------   ----------

Total.....................................................................          $  41,767     $  32,638    $  45,571
                                                                                    ----------    ----------   ----------

































   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Company") develops and markets legal service plans (referred to as "Memberships"). The Memberships sold by the Company allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by the Company to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to the Company in managing claims risk. At December 31, 2000, Memberships subject to the provider law firm arrangement comprised more than 98% of the Company's active Memberships. The remaining Memberships (less than 2%) were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 6% of Members have elected to pay their fees in advance on an annual, semi-annual or quarterly basis. At December 31, 2000, the Company had 1,064,805 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario and British Columbia. Approximately 90% of the Memberships are marketed in 28 states and the provinces of Ontario and British Columbia by an independent sales force referred to as "Associates".

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

     Basis of Presentation and Restatement
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities. The consolidated financial statements give retroactive effect, as a result of applying the pooling of interests accounting method, to the merger with TPN, which was effective October 2, 1998. The UFL acquisition, on December 30, 1998, was accounted for by the purchase method of accounting for business combinations. (See Note 3)

     As discussed in Note 2, the accompanying consolidated financial statements have been restated primarily due to the change in accounting treatment pertaining to the advance commission payments and related revenue recognition changes to be consistent with such treatment (the "restatement"), and due to the effect of the Company's sale on December 31, 2001 of UFL, which is reported as and referred to as "discontinued operations" (see Note 4).

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

     Commissions to Associates
     The Company has a level Membership commission schedule of approximately 25% of Membership fees. The Company currently advances the equivalent of up to three years of commissions on new Membership sales. In January 1997, the Company implemented a new policy whereby associates do not receive advance commissions on the first three Memberships submitted unless the associate successfully completes a Company training program, produces three Memberships and recruits three associates within 60 days from becoming an associate.

     Effective April 2001, the Company modified its compensation plan to consolidate the lower four levels of its compensation structure into two levels. At the same time, the Company implemented a two-year advance at the lowest commission level for associates who participate in the training program. Associates who do not participate in the training program receive only earned commissions until they meet the advancement qualification requiring them to produce 50 new memberships in their organization in order to advance to the next compensation level and qualify for up to 3 years commission advance. Effective October 1, 2001 the Company implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the Fast Start training program.

     The Company expenses advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, the Company's commission expenses are recorded in the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period.

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

     Fair Value of Financial Instruments
     The Company's financial instruments consist primarily of cash, certificates of deposit, short-term investments, debt and equity securities, receivables and trade payables. Fair value estimates have been determined by the Company, using available market information and appropriate valuation methodologies. The carrying value of cash, certificates of deposit, short-term investments, net receivables and trade payables are considered to be representative of their respective fair value, due to the short term nature of these instruments.

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

     Deferred Member and Associate Costs
     Deferred costs represent the direct incremental expenses the Company incurs in enrolling new members and new associates and that portion of payments made to provider law firms and Associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue.

     Revenue Recognition
     Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on at least a monthly basis. Approximately 94% of the Company's members remit their Membership fees on a monthly basis.
Membership fees received in advance for Membership periods beyond the balance sheet date are included in Deferred revenue and fees.

     Associate services revenue includes one-time non-refundable enrollment fees of $65 from each new sales associate and fees of $184 paid by associates participating in the Company's training program. The fee for the training program is recognized upon completion of the training. The enrollment fee is for sales and promotional materials, bonuses paid to individuals who recruit and sponsor the associates and enrollment services provided to the associate. Revenue from and costs of the sales and promotional materials (approximately $18) is recognized when the materials are delivered to the associates. The remaining $47 of revenues and related direct incremental costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2000 is estimated to be one year.

     The Company charges a $10 enrollment fee to new members who are not part of an employee group. This fee and related direct incremental costs are deferred and amortized to income over the estimated life of the Membership which at December 31, 2000 is 3.6 years.

     Coinsurance Receivable and Accident and Health Reserves
     The  Company  has  coinsured   100%  of  the  accident  and  health  policy
liabilities of UFL pursuant to a coinsurance agreement. The amount due from coinsurer is therefore equal to the estimated accident and health reserves and these items are included in Net Assets of Discontinued Operations. Accident and health reserves is an estimate of outstanding claims, including an actuarial estimate of claims incurred but not reported, based upon historical claims experience, modified for current trends and changes in benefit coverage, which factors could vary as claims are ultimately settled. The Company believes the coinsurer will be able to honor all contractual commitments under the coinsurance agreement, based on its periodic reviews of financial statements, insurance industry reports and reports filed with state insurance departments.

     Goodwill
     Goodwill, included in Net Assets of Discontinued Operations, primarily represents the excess of acquisition costs over the value assigned to the net assets acquired in the 1998 UFL business combination and is being amortized on the straight-line method over a period of ten years. The carrying amount of goodwill is reviewed for recoverability using estimated undiscounted cash flows for the business acquired over the remaining amortization periods. Goodwill amortization for 2000 and 1999 was $83,000 in both years. Since the UFL acquisition was effective December 30, 1998, no amortization expense was charged to earnings during 1998. The unamortized goodwill balance at December 31, 2000 and 1999 is $679,000 and $747,000, respectively.

     Membership Benefits Liability
     The Membership benefits liability represents per capita amounts due provider law firms and claims reported but not paid and actuarially estimated claims incurred but not reported on other Memberships (less than 2%). The
Company calculates the benefit liability on other Memberships based on completion factors that consider historical claims experience based on the dates that claims are incurred, reported to the Company and subsequently paid. Processing costs related to these claims are accrued based on an estimate of expenses to process such claims.

     Life Insurance Reserves
     Life insurance reserves are actuarially determined based on life insurance in-force and estimated claims occurrences. The aggregate reserve for life insurance policies is an amount which is considered adequate to provide future guaranteed benefits as they become payable under the provisions of the insurance policies issued by UFL and remaining in force. The policy reserve is the aggregate result of an actuarial computation on each policy or group of policies and these items are included in Net Assets of Discontinued Operations.

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

     New Accounting Standards Issued
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998. This Statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS 133, as amended, applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133, as amended, on January 1, 2001 as required. The Company did not hold any derivative instruments at January 1, 2001 and there was no effect on the consolidated financial statements upon the adoption of SFAS 133.

     In July 2001, the Financial Accounting Standards Board issued new pronouncements: SFAS 141, "Business Combinations"; SFAS 142, "Goodwill and Other Intangible Assets"; and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 will not apply to the Company unless it enters into a future business combination. SFAS 142 requires that goodwill as well as other intangible assets be tested annually for impairment. In addition, the Statement eliminates the current requirement to amortize goodwill or intangible assets with indeterminate lives, and is effective for fiscal years beginning after December 15, 2001. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 142 or143 to materially impact its reported results.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS 144") is effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

     Codification of Statutory Accounting Principles
     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Oklahoma will require adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company's adoption of the Codification increased the statutory capital and surplus of its regulated subsidiaries as of January 1, 2001 by $798,000.

     Accounting Change
     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This Staff Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective no later than the fourth fiscal quarter of the fiscal years, beginning after December 15, 1999. The Company implemented SAB 101 in the fourth quarter of 2000, and has deferred the non-refundable $10 Membership and $47 of the associate enrollment fees and the related direct incremental costs associated with services provided members and associates in return for such fees. These deferred revenues and related costs will be amortized to income over the estimated life of the Membership or the estimated average active service period of associates which at December 31, 2000 were 3.6 years and one year, respectively. The implementation of SAB 101 resulted in a cumulative effect type adjustment of $1.0 million, net of tax, which decreased net income for the year ended December 31, 2000. See Note 2.

Note 2 - Restatement

     As previously reported, in January 2001 and May 2001, the staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") reviewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reviewing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables was not in accordance with generally accepted accounting principles (GAAP). The Company subsequently appealed this decision to the Chief Accountant of the SEC. On July 25, 2001, the Company announced that the Chief Accountant concurred with the prior staff opinion of the Division of Corporation Finance. The Company subsequently announced that it would not pursue any further appeals and that it would amend its previously filed SEC reports to restate the Company's financial statements to reflect the SEC's position that the Company's advance commission payments should be expensed ratably over the first month of the related membership. Partially as a result of the SEC's position, the Company and its prior independent auditor, Deloitte & Touche, mutually agreed that a change in auditor would be made and the Company on September 17, 2001 engaged Grant Thornton LLP to audit its restated consolidated financial statements for the years ended December 31, 2000, 1999 and 1998. After further consultations with the staff of the SEC, this new audit has now been completed. The accompanying financial statements have been restated primarily due to the change in accounting treatment pertaining to the advance commission payments and related revenue recognition changes to be consistent with such treatment (the "restatement"), and due to the effect of the Company's sale on December 31, 2001 of UFL, which is reported as and referred to as "discontinued operations" as discussed in Note 4 to the Consolidated Financial Statements. Additionally, the Company implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") effective January 1, 2000 and has deferred the non-refundable $10 Membership fees and $47 of the associate enrollment fees and the related direct incremental costs associated with services provided members and associates in return for such fees. At the time of the original filing we estimated the direct incremental costs related to the non-refundable Membership fee and associate enrollment fee to be in excess of $10 and $47, respectively. Based upon further review, estimated direct incremental costs of $7 for the Membership fee and $40 for the associate enrollment fee have been deferred. The implementation of SAB 101 resulted in a cumulative effect type charge of $1.0 million ("Cumulative effect"), net of tax, in the consolidated income statement for the year ended December 31, 2000. The effects of the restatement, discontinued operations and SAB 101 reduced total assets from $247 million, as originally reported at December 31, 2000, to $78 million, reduced total liabilities from $100 million to $36 million (primarily due to the elimination of deferred taxes related to the receivables) and therefore reduced stockholders' equity from $147 million to $42 million. These items also reduced net income from $43.6 million, or $1.92 per diluted share, to $20.5 million, or $0.90 per diluted share. See Notes 2, 4 and 16 to the Consolidated Financial Statements, for a summary of the effects of these items on previously reported results of operations. A summary of the effects of these items on previously reported results of operations follows:


                                                              As                   Effect of
                                                          Originally    Effect of  Adoption of  Discontinued
                                                           reported    Restatement   SAB 101     Operations   Restated
                                                          ----------   ----------- -----------  ------------  --------
                         2000
-------------------------------------------------------
Revenues...............................................    $ 247,652    $   1,321   $       -    $  (2,590)   $246,383
Costs and expenses.....................................      176,652       41,173         483       (2,328)    215,980
                                                           ----------   ----------  ----------   ----------   ---------
Income from continuing operations before income taxes
  and cumulative change in accounting principle........       71,000      (39,852)       (483)        (262)     30,403
Provision (benefit) for income taxes...................       23,279      (13,948)       (168)         387       9,550
                                                           ----------   ----------  ----------   ----------   ---------
Income from continuing operations before cumulative
  effect of change in accounting principle.............       47,721      (25,904)       (315)        (649)     20,853
Income from discontinued operations....................            -            -           -          649         649
Cumulative effect of change in accounting principle....       (4,109)       4,109      (1,013)           -      (1,013)
                                                           ----------   ----------  ----------   ----------   ---------
Net income.............................................       43,612      (21,795)     (1,328)           -      20,489
Dividends on preferred shares..........................            4            -           -            -           4
                                                           ----------   ----------  ----------   ----------   ---------
Net income applicable to common shareholders...........    $  43,608    $ (21,795)  $  (1,328)   $       -    $ 20,485
                                                           ----------   ----------  ----------   ----------   ---------
Basic EPS..............................................    $   1.94     $    (.97)  $    (.06)   $       -    $    .91
                                                           ----------   ----------  ----------   ----------   ---------
Diluted EPS............................................    $   1.92     $    (.96)  $    (.06)   $       -    $    .90
                                                           ----------   ----------  ----------   ----------   ---------




                                                              As
                                                          Originally    Effect of  Discontinued
                                                           reported    Restatement  Operations    Restated
                                                          ----------   ----------- -----------  ------------
                        1999
-----------------------------------------------------------
Revenues...............................................    $ 192,860    $  (3,299)  $  (3,130)   $ 186,431
Costs and expenses.....................................      132,933       36,844      (1,860)     167,917
                                                           ----------   ----------  ----------   ----------
Income from continuing operations before income taxes..       59,927      (40,143)     (1,270)      18,514
Provision for income taxes.............................       20,974      (14,050)       (444)       6,480
                                                           ----------   ----------  ----------   ----------
Income from continuing operations......................       38,953      (26,093)       (826)      12,034
Income from discontinued operations....................            -            -         826          826
                                                           ----------   ----------  ----------   ----------
Net income.............................................       38,953      (26,093)          -       12,860
Dividends on preferred shares..........................           10            -           -           10
                                                           ----------   ----------  ----------   ----------
Net income applicable to common shareholders...........    $  38,943    $ (26,093)  $       -    $  12,850
                                                           ----------   ----------  ----------   ----------
Basic EPS..............................................    $    1.69    $   (1.13)  $       -    $     .56
                                                           ----------   ----------  ----------   ----------
Diluted EPS............................................    $    1.67    $   (1.12)  $       -    $     .55
                                                           ----------   ----------  ----------   ----------

                                                              As
                                                          Originally    Effect of
                                                           reported    Restatement  Restated
                                                          ----------   ----------- -----------
                        1998
-----------------------------------------------------------
Revenues...............................................    $ 157,938    $  (2,610)  $ 155,328
Costs and expenses.....................................       116,606      26,270     142,876
                                                           ----------   ----------  ----------
Income before income taxes.............................        41,332     (28,880)     12,452
Provision for income taxes.............................        11,122     (10,109)      1,013
                                                           ----------   ----------  ----------
Net income.............................................        30,210     (18,771)     11,439
Dividends on preferred shares..........................            10           -          10
                                                           ----------   ----------  ----------
Net income applicable to common shareholders...........    $   30,200   $ (18,771)  $  11,429
                                                           ----------   ----------  ----------
Basic EPS..............................................    $     1.29   $    (.80)  $     .49
                                                           ----------   ----------  ----------
Diluted EPS............................................    $     1.26   $    (.78)  $     .48
                                                           ----------   ----------  ----------


Note 3 - Merger and Acquisition

     Effective October 2, 1998, the Company issued 999,992 shares of its common stock in exchange for all of the outstanding common stock of TPN based on a conversion ratio of 345 shares of the Company's common stock for each share of TPN common stock. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests.

     The Company completed its acquisition of UFL on December 30, 1998. UFL, based in Duncan, Oklahoma, was a subsidiary of Pioneer Financial Services, Inc. ("Pioneer"), which is a subsidiary of the Conseco group of companies. The Company paid $20.7 million in cash to Pioneer in exchange for all of the outstanding capital stock of UFL, which had assets and liabilities at December 31, 1998 with carrying values of $43.9 million and $24.0 million, respectively, which approximated their fair values. This acquisition was accounted for by the purchase method of accounting for business combinations. The transaction has not had a material effect on the Company's operating results. As a part of the transaction, Pioneer Life Insurance Company, a wholly owned subsidiary of Pioneer, entered into a 100% coinsurance agreement with UFL assuming all of the assets and liabilities relating to Medicare supplement and health care business written by UFL. UFL retained its existing life insurance business (2000 and 1999 premiums were $1.2 million and $1.0 million, respectively) and continues to provide claims processing for the coinsured Medicare supplement and health care policies and receives full cost reimbursement for such services. During 2000 and 1999, premium income and benefits expense for this coinsurance business (each of which were fully ceded to the coinsuring party) were $31.0 million and $22.5 million, and $33.1 million and $24.1 million, respectively.

Note 4 - Discontinued Operations

     On December 31, 2001 the Company completed the sale of its wholly owned subsidiary UFL. The Company received a $2.8 million dividend and $1.2 million from the sale of 100% of UFL stock. Net assets of $4.5 million and $7.9 million have been segregated on the December 31, 2000 and 1999 Consolidated Balance Sheets, respectively. The sale is not expected to have a significant impact on reported earnings or stockholders' equity for 2001. Assets and liabilities of UFL's discontinued operations were as follows:

                                                                              December 31,
                                                                        -------------------------
                                                                           2000          1999
                                                                        ----------   ------------

                 Cash...............................................    $      704    $      847
                 Available-for-sale investments, current............           495           384
                 Amount due from coinsurer..........................        12,242        12,483
                 Available-for-sale investments, non-current........         6,795        11,536
                 Investment pledged.................................         1,799         1,765
                 Property and equipment, net........................           699           753
                 Goodwill, net......................................           616           693
                 Other assets.......................................         2,082         2,252
                                                                        -----------   -----------
                 Total assets.......................................        25,432        30,713
                                                                        -----------   -----------

                 Accident and health reserves.......................        12,242        12,483
                 Life insurance reserves, current...................           976           967
                 Accounts payable and accrued expenses..............            54         1,590
                 Life insurance reserves, non-current...............         7,656         7,733
                                                                        -----------   -----------
                 Total Liabilities..................................        20,928        22,773
                                                                        -----------   -----------
                 Net assets of UFL's discontinued operations........    $    4,504    $    7,940
                                                                        -----------   -----------



The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Cash flow impacts of discontinued operations have been segregated in the Consolidated Statements of Cash Flows. Details of income from discontinued operations, net of income tax, are as follows:

                                                                          Year Ended December 31,
                                                                        -------------------------
                                                                            2000          1999
                                                                        ------------  -----------
Revenues............................................................... $   2,590     $   3,130
                                                                        ----------    ----------
Income from discontinued operations, net of tax benefit (expense) of
  $387 and ($444) for year 2000 and 1999, respectively................. $     649     $     826
                                                                        ----------    ----------

Note 5 - Investments

     A summary of the amortized cost, unrealized gains and losses and fair values of the Company's investments at December 31, 2000 and 1999 follows:

                                                                         December 31, 2000
                                                        --------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                      -----------    --------    ---------    ----------
U.S. Government obligations........................      $   9,636     $   116      $  (219)    $   9,533
Corporate obligations..............................          3,842          10          (90)        3,762
Equity securities..................................            417          12            -           429
Obligations of state and political subdivisions....          3,095          26          (25)        3,096
Certificates of deposit............................          3,851           -            -         3,851
                                                         ----------    --------     --------    ----------
Total..............................................      $  20,841     $   164      $  (334)    $  20,671
                                                         ----------    --------     --------    ----------

                                                                         December 31, 1999
                                                        ---------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
-------------------                                     -----------    --------    ---------    ----------
U.S. Government obligations........................      $   3,563     $     -      $   (28)    $   3,535
Corporate obligations..............................          3,930           -         (354)        3,576
Equity securities..................................            417         588            -         1,005
Obligations of state and political subdivisions....          2,402           -         (176)        2,226
Certificates of deposit............................          3,141           -            -         3,141
                                                         ----------    --------     --------    ----------
Total..............................................      $  13,453     $   588      $  (558)    $  13,483
                                                         ----------    --------     --------    ----------


     The contractual maturities of the Company's available-for-sale investments in debt securities and certificates of deposit at December 31, 2000 by maturity date follows:

                                                                        Amortized
                                                                           Cost       Fair Value
                                                                        -----------   -----------
                 One year or less...................................     $   4,148     $   4,131
                 Two years through five years.......................         7,559         7,586
                 Five years through ten years.......................         3,300         3,311
                 More than ten years................................         5,417         5,214
                                                                         ----------    ----------
                 Total..............................................     $  20,424     $  20,242
                                                                         ----------    ----------

     The Company's investment securities are included in the accompanying consolidated balance sheets at December 31, 2000 and 1999 as follows.

                                                                              December 31,
                                                                         ------------------------
                                                                             2000          1999
                                                                         ----------    ----------
                 Available-for-sale investments (current)...........     $   1,953     $   1,868
                 Available-for-sale investments (non-current).......        14,412         8,092
                 Investments pledged................................         4,306         3,523
                                                                         ----------    ----------
                 Total..............................................     $  20,671     $  13,483
                                                                         ----------    ----------


     The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

                                                                              December 31,
                                                                         ------------------------
                                                                           2000          1999
                                                                         ---------     ----------
                 Certificates of deposit............................     $   2,451     $   1,774
                 Obligation of state and political subdivisions.....           132           100
                 U. S. Government obligations.......................         1,723         1,649
                                                                         ----------    ----------
                 Total                                                   $   4,306     $   3,523
                                                                         ----------    ----------


     Sales of investments during 2000 and 1999 were not significant. Proceeds from sales of investment securities held-to-maturity were $23.7 million in 1998, resulting in gross realized gains of $17,500 and gross realized losses of $81,500. Due to the UFL acquisition on December 30, 1998, as discussed in Note 3, and the resulting requirement for $20.7 million cash consideration to Pioneer, the Company liquidated a substantial portion of its investments previously classified as held-to-maturity resulting in all remaining investments of the Company being transferred to the available-for-sale classification with an unrealized loss of $24,000.


Note 6 - Inventories

     Inventories consist of the following:

                                                                                         December 31,
                                                                                    -----------------------
                                                                                      2000          1999
                                                                                    ---------     ---------
                 Personal and home care, and personal development inventory......   $    198      $    618
                 Jewelry inventory...............................................        613           763
                 Sales and promotional materials.................................      1,160           873
                 Less: Inventory reserve.........................................       (429)         (812)
                                                                                    ---------     ---------
                 Total...........................................................   $  1,542      $  1,442
                                                                                    ---------     ---------


Note 7 - Property and Equipment

     Property and equipment is comprised of the following:

                                                                                        December 31,
                                                                Estimated        -------------------------
                                                               Useful Life           2000           1999
                                                               ------------      ----------     ----------
                 Equipment, furniture and fixtures..........     3-10 years      $  11,112      $  11,109
                 Computer software..........................        3 years          4,224          4,537
                 Building and improvements..................       20 years          2,898          2,835
                 Automotive.................................        3 years            138            250
                 Land.......................................                           170            110
                                                                                 ----------     ----------
                                                                                    18,542         18,841
                 Accumulated depreciation.................................          (8,041)       (11,233)
                                                                                 ----------     ----------
                 Property and equipment, net..............................       $  10,501      $   7,608
                                                                                 ----------     ----------

     The net carrying value of capitalized leased assets was $560,000 and $790,000 at December 31, 2000 and 1999, respectively.


Note 8 - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses is comprised of the following:

                                                                              December 31,
                                                                         -----------------------
                                                                            2000          1999
                                                                         ---------     ---------
                 Accounts payable...................................     $  2,154      $  1,620
                 Fast Start training bonuses payable................          845         2,346
                 Current income tax liability.......................          760         1,813
                 Other..............................................        3,106         3,091
                                                                         ---------     ---------
                 Total..............................................     $  6,865      $  8,870
                                                                         ---------     ---------


Note 9 - Income Taxes

         The provision for income taxes consists of the following:

                                                                    Year Ended December 31,
                                                                ----------------------------------
                                                                 2000         1999        1998
                                                                ---------   ---------    ---------
                 Current income taxes:
                   Federal..................................    $  9,463    $  4,895     $      -
                   State....................................         637       1,067            -
                                                                ---------   ---------    ---------
                                                                  10,100       5,962            -
                 Deferred...................................        (550)        518        1,013
                                                                ---------   ---------    ---------
                   Total provision for income taxes.........    $  9,550    $  6,480     $  1,013
                                                                ---------   ---------    ---------



     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                  2000        1999        1998
                                                                -------     -------     --------
                 Statutory Federal income tax rate..........      35.0%       35.0%        35.0%
                 Change in valuation allowance..............      (3.4)        -          (34.0)
                 Tax exempt interest........................       (.2)        -            (.4)
                 State income taxes.........................       2.6         1.5          4.2
                 Other......................................      (2.6)       (1.5)         3.3
                                                                -------     -------      -------
                 Effective income tax rate..................      31.4%       35.0%         8.1%
                                                                -------     -------      -------

     Deferred tax liabilities and assets at December 31, 2000 and 1999 are comprised of the following:

                                                                       December 31,
                                                                  -----------------------
                                                                     2000        1999
                                                                  ----------- -----------
                Deferred tax liabilities:
                   Unrealized investment gains (net)............  $        -  $       11
                   Deferred member and associate service costs..       4,942       2,314
                   Depreciation.................................         683         356
                                                                  ----------- -----------
                      Total deferred tax liabilities............       5,625       2,681
                                                                  ----------- -----------
                Deferred tax assets:
                   Expenses not yet deducted for tax purposes...       1,636       1,746
                   Unrealized loss on investments...............          58           -
                   Deferred revenue and fees....................       7,425       3,795
                   Pre-merger net operating loss carryforward...         979       1,637
                   General business credit carryforward.........           -         261
                                                                  ----------- -----------
                      Total deferred tax assets.................      10,098       7,439
                   Valuation allowance for deferred tax assets..        (979)     (1,898)
                                                                  ----------- -----------
                      Total net deferred tax assets.............       9,119       5,541
                                                                  ----------- -----------
                   Net deferred tax asset.......................  $    3,494  $    2,860
                                                                  ----------- -----------


     At December 31, 2000, the Company has NOLs in the amount of $2.8 million that expire in 2015 through 2018 representing remaining NOLs of TPN generated prior to the merger date. A valuation allowance has been established for the TPN NOLs. At December 31, 1999, the Company had established a valuation allowance for the general business and rehabilitation tax credit carryforwards and the TPN NOLS. The Company does not believe it is more likely than not that the tax benefits of these carryforwards will be realized prior to their expiration, in part due to utilization restrictions imposed by the Internal Revenue Code. However, NOLs of $954,000 and general business credits of $261,000 will be utilized in the 2000 income tax returns and accordingly, were also realized for financial reporting purposes.

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

     The Company announced on April 6, 1999, a stock repurchase program authorizing management to reacquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 4,000,000 shares during subsequent board meetings. At December 31, 2000, the Company had repurchased 1,748,209 shares under these authorizations for a total consideration of $48.3 million, an average price of $27.60 per share.

     The Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLSIF and UFL is restricted under various insurance laws to available surplus funds derived from realized net profits. At December 31, 2000, neither PPLSIF nor UFL had funds available for payment of significant dividends without the approval of the Oklahoma Insurance Commissioner. PPLCI had approximately $5 million in surplus funds available for payment of an ordinary dividend.


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

     The Company indemnified Mr. Stonecipher for litigation expenses and settlement costs in connection with a lawsuit filed by Frank Jaques, a former director of the Company, in 1999 against Mr. Stonecipher in the District Court of Pontotoc County, Oklahoma. Mr. Jaques claimed damages relating to an agreement between Mr. Jaques and Mr. Stonecipher relating to a stock subscription agreement with the Company that Mr. Stonecipher entered into in order to obtain the approval of the Oklahoma Securities Department for the Company's original intrastate public offering in 1977. The stock subscription agreement was executed by Mr. Stonecipher for the benefit of the Company in his capacity as the Chairman and founder. The Board of Directors determined that the requirements for indemnification under the Company's Bylaws had been satisfied and that Mr. Stonecipher was entitled to such indemnification. In 2000, the Company reimbursed Mr. Stonecipher $130,370 for litigation expenses, and in 2001, the Company reimbursed him for $802 in litigation expenses and $275,000 for settlement of the case which was accrued as of December 31, 2000.

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

Note 12 - Leases

     At December 31, 2000, the Company was committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $49,600, $113,000 and $468,000 in 2000, 1999 and 1998, respectively. At December 31, 2000, minimum rentals for capital leases for the year ending December 31, 2001 are $223,000.

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

     Subsequent to December 31, 2000, the Company and various of its executive officers were named in multiple putative securities class action complaints filed in both the United States District Courts for the Eastern and Western Districts of Oklahoma seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. These complaints have been transferred to Western District of Oklahoma where motions to consolidate them into a single proceeding are pending. An amended and consolidated complaint was filed on June 14, 2001, and the Company filed a motion to dismiss the complaint on July 24, 2001. The plaintiffs filed a response to the motion to dismiss on September 4, 2001 and the Company's reply brief was filed on September 24, 2001. Under the Private Securities Litigation Reform Act of 1995, discovery is stayed during the pendency of a motion to dismiss. Costs of defense of these cases through the motion to dismiss stage are not expected to be material. While the outcome of these cases is uncertain, the Company believes these actions are without merit and will vigorously defend these actions. However, an unfavorable decision in this litigation could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Also, in January 2001, the Company received inquiries from the Division of Enforcement of the SEC requesting information relating primarily to the Company's accounting policies for commission advance receivables from sales associates. The Company has had no further contact from the Division of Enforcement. The Division of Enforcement's inquiries were informal and did not constitute a formal investigation or proceeding. The Company is unable to determine the ultimate outcome of this inquiry, including whether the Division of Enforcement will continue the inquiry subsequent to the Company's decision to restate its financial statements.

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. The derivative actions are in the preliminary pleading stage. The complaints allege that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by improperly capitalizing commission expenses, caused the Company to allegedly pay increased salaries and bonuses based upon financial performance which was allegedly improperly inflated and caused the Company to expend significant dollars in connection with the defense of its accounting policy, including cost incurred in connection with the defense of the securities class actions described above, and in connection with repurchase of its own shares on the open market at allegedly artificially inflated prices. The Company believes that these derivative actions are related to the securities class actions described above and may be intended to circumvent the restrictions on the securities class actions imposed by the Private Securities Litigation Reform Act of 1995. While the outcome of these cases is uncertain, based on the information currently available to the Company, it appears that the complaints should be dismissed because the plaintiffs failed to make or excuse the requisite demand that the Company pursue the claims of alleged misconduct.

     In the second quarter of 2001 and through January 4, 2002, multiple lawsuits were filed against the Company, certain sales associates and other unnamed defendants in Alabama state courts by current or former members seeking unspecified actual and punitive damages for alleged breach of contract and fraud in connection with the sale of memberships. As of January 30, 2002, the Company was aware of 20 separate lawsuits involving approximately 110 plaintiffs that have been filed in multiple counties in Alabama and it is possible that additional cases will be filed. These cases make allegations similar to allegations made in cases previously filed against the Company in Alabama state courts by multiple plaintiffs which was previously settled for a payment of $1.5 million to settle claims by 97 separate claimants. In January 2002, one of the law firms representing individual plaintiffs filed a putative class action on behalf of all Alabama residents purchasing memberships seeking damages and injunctive relief based on alleged failures to provide coverage under the memberships. Based on the Company's preliminary investigation of the new cases, the facts involved are in many respects significantly different from the facts involved in the case the company previously settled. These cases are all in the preliminary stages and the ultimate outcome is not determinable.

     On June 29, 2001, an action was filed in the District Court of Canadian County, Oklahoma by Gina Cotwitz against the Company. This action is a putative class action on behalf of all sales associates of the Company and alleges violations of the Oklahoma Consumer Protection Act, the Oklahoma Uniform Consumer Credit Code and breach of contract in connection with certain of the Company's practices relating to advancing commissions to sales associates. The Company has filed an answer denying the plaintiff's claims and raising affirmative defenses and intends to vigorously defend this case. The case is in the preliminary stages and the ultimate outcome is not determinable.

     The Company is a defendant in various other legal proceedings that are routine and incidental to its business. The Company will vigorously defend its interests in these proceedings. While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation.


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

     A summary of the status of the Company's total stock option activity as of December 31, 2000, 1999 and 1998 for the years ended on those dates is presented below:

                                                 2000                       1999                      1998
                                           --------------------      ---------------------     ---------------------
                                                      Weighted                   Weighted                   Weighted
                                                       Average                   Average                    Average
                                                      Exercise                   Exercise                   Exercise
                                            Shares      Price          Shares     Price          Shares      Price
                                          ----------  ---------      ----------  ----------    ----------  ---------
Outstanding at beginning of year.....      1,083,019   $  26.38       1,306,700   $  24.85        808,100   $  16.75
Granted..............................        355,892      32.06         720,000      29.45        717,500      32.05
Exercised............................       (226,937)     21.09        (183,349)     18.46       (150,700)     14.71
Terminated...........................        (12,888)     28.17        (760,332)     28.56        (68,200)     27.00
                                           ----------  ---------      ----------  ---------     ----------  ---------
Outstanding at end of year...........      1,199,086   $  29.06       1,083,019   $  26.38      1,306,700   $  24.85
                                           ----------  ---------      ----------  ---------     ----------  ---------
Options exercisable at year end......      1,117,086   $  28.96       1,030,519   $  26.31        839,700   $  24.56
                                           ----------  ---------      ----------  ---------     ----------  ---------

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                            Weighted Average
                                                                Remaining              Weighted Average
 Range of Exercise Prices       Number Outstanding          Contractual Life            Exercise Price
--------------------------      ------------------          ----------------           ----------------

      $14.25 - $19.00                   206,667                      1.29                   $  14.61
      $22.56 - $33.75                   676,499                      3.02                      29.14
      $35.88 - $43.13                   315,920                      1.77                      38.32
                                ------------------          ----------------            ---------------
                                      1,199,086                      2.39                   $  29.06
                                ------------------          ----------------            ---------------

     The following table summarizes information about stock options exercisable at December 31, 2000:

                                                            Weighted Average
                                                                Remaining              Weighted Average
 Range of Exercise Prices       Number Outstanding          Contractual Life            Exercise Price
--------------------------      ------------------          ----------------           ----------------

      $14.25 - $19.00                   206,667                      1.29                   $  14.61
      $22.56 - $33.75                   594,499                      2.87                      28.98
      $35.88 - $43.13                   315,920                      1.77                      38.32
                                ------------------          ----------------            ---------------
                                      1,117,086                      2.27                   $  28.96
                                ------------------          ----------------            ---------------



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

                                                                        2000        1999        1998
                                                                     ----------  ----------  ----------
                 Net income applicable to common stockholders:
                     As reported................................     $  20,485   $  12,850   $  11,429
                     Pro forma..................................        16,468       9,793       2,900

                 Basic earnings per common share:
                     As reported................................     $     .91   $     .56   $     .49
                     Pro forma..................................           .73         .42         .12

                 Diluted earnings per common share:
                     As reported................................     $     .90   $     .55   $     .48
                     Pro forma..................................           .73         .42         .12


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

     Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The $3.00 Cumulative Convertible Preferred stock and the Special Preferred stock are considered to be dilutive common stock equivalents for all periods through the conversion/redemption date and the number of shares issuable on conversion of the $3.00 Cumulative Convertible Preferred stock and the Special Preferred Stock is added to the weighted average number of common shares. At December 31, 2000 all such shares had been converted or redeemed. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

                                                                                     Year Ended December 31,
Basic Earnings Per Share:                                                          2000         1999          1998
                                                                                ---------    ---------    ---------
Earnings:
--------
Income from continuing operations before cumulative effect of change in
  accounting principle........................................................  $ 20,853     $ 12,034     $ 11,439
Less dividends on preferred shares............................................         4           10           10
                                                                                ---------    ---------    ---------
Income from continuing operations before cumulative effect of change in
  accounting principle applicable to common stockholders......................  $ 20,849     $ 12,024     $ 11,429
                                                                                ---------    ---------    ---------
Shares:
-------
Weighted average shares outstanding...........................................    22,504       23,099       23,456
                                                                                ---------    ---------    ---------
Diluted Earnings Per Share:

Earnings:
---------
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders after assumed
  conversions.................................................................  $ 20,853     $ 12,034     $ 11,439
                                                                                ---------    ---------    ---------

Shares:
-------
Weighted average shares outstanding...........................................    22,504       23,099       23,456
Assumed conversion of preferred stock.........................................        35           70           81
Assumed exercise of options...................................................       140          205          369
                                                                                ---------    ---------    ---------
Weighted average number of shares, as adjusted................................    22,679       23,374       23,906
                                                                                ---------    ---------    ---------


Note 16 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2000 and 1999.

               Selected Quarterly Financial Data


                 Revenues
                    as      Discontinued
                previously   Operations    Effect of   Restated
                 reported       (2)       Restatement  Revenues
                ----------  -----------   -----------  --------
   2000
-------------
First quarter...  $ 55,933    $ (1,173)    $  1,105      $55,865
Second quarter..    60,200        (512)        (133)      59,555
Third quarter...    65,616        (106)         176       65,686
Fourth quarter..    65,903        (799)         173       65,277

   1999
-------------
First quarter...  $ 43,647    $ (1,590)    $   (663)     $41,394
Second quarter..    47,128      (1,577)      (1,196)      44,355
Third quarter...    48,128        (345)        (211)      47,572
Fourth quarter..    53,957         382       (1,229)      53,110

                                Selected Quarterly Financial Data


                         Net Income     Effect of      Effect of                   Discontinued
                       as previously   Restatement    Adoption of   Restated Net    Operations
                       reported            (1)          SAB 101        Income         (2) (3)
                       -------------   ------------   -----------   ------------   -------------
         2000
--------------------
First quarter.......     $  6,880      $   (970)      $ (1,099)      $  4,811       $    143
Second quarter......       11,874        (8,365)           (90)         3,419            229
Third quarter.......       13,631        (6,533)           (85)         7,013            227
Fourth quarter......       11,227        (5,926)           (55)         5,246             50

         1999
--------------------
First quarter.......     $  8,782      $ (5,130)      $      -       $  3,652       $    160
Second quarter......        9,872        (7,624)             -          2,248            491
Third quarter.......        9,870        (6,319)             -          3,551            173
Fourth quarter......       10,429        (7,020)             -          3,409              2



                                Quarterly Earnings Per Share Data
                                ---------------------------------

                         Basic EPS      Effect of      Effect of                   Discontinued
                       as previously   Restatement    Adoption of    Restated       Operations
                         reported          (1)          SAB 101      Basic EPS        (2) (3)
                       -------------   ------------   -----------   ------------   -------------

         2000
--------------------
First quarter.......     $    .31      $   (.04)      $   (.05)      $    .22       $    .01
Second quarter......          .52          (.37)          (.01)           .14            .01
Third quarter.......          .61          (.29)          -               .32            .01
Fourth quarter......          .50          (.26)          -               .24              -

         1999
--------------------
First quarter.......     $    .37      $   (.22)      $   -          $    .15       $    .01
Second quarter......          .43          (.33)          -               .10            .02
Third quarter.......          .43          (.28)          -               .15            .01
Fourth quarter......          .46          (.30)          -               .16           -


                         Diluted EPS    Effect of      Effect of                   Discontinued
                       as previously   Restatement    Adoption of    Restated       Operations
                         reported          (1)          SAB 101     Diluted EPS      (2) (3)
                       -------------   ------------   -----------   ------------   -------------

         2000
--------------------
First quarter.......     $    .30      $   (.04)      $   (.05)      $    .21       $    .01
Second quarter......          .52          (.36)          (.01)           .15            .01
Third quarter.......          .60          (.29)          -               .31            .01
Fourth quarter......          .50          (.27)          -               .23           -

         1999
--------------------
First quarter.......     $    .37      $   (.22)      $   -          $    .15       $    .01
Second quarter......          .42          (.32)          -               .10            .02
Third quarter.......          .42          (.27)          -               .15            .01
Fourth quarter......          .46          (.30)          -               .16           -


(1)      Refer to Note 2 to Consolidated Financial Statements.
(2)      Refer to Note 4 to Consolidated Financial Statements.
(3) Amounts pertaining to Discontinued Operations are included in the previously reported column.

Note 17 - Segment Information

     The Company previously reported UFL as a segment. On December 31, 2001 the Company completed the sale of UFL and as a result has made the disclosures required by discontinued operations accounting, see Note 4 to Consolidated Financial Statements.

     Substantially all of the Company's business is currently conducted in the United States. Revenues from the Company's Canadian legal service plan operations for 2000 and 1999 were $3.8 million and $1.0 million, respectively. The Company has no significant long-lived assets located in Canada.


Note 18 - Subsequent Events

     On November 6, 2001, the Company entered into a $17.5 million line of credit with Bank of Oklahoma, N.A. in order to fund additional treasury stock purchases. The line of credit provides for immediate funding of up to $17.5 million with scheduled repayments beginning February 15, 2002 and ending November 15, 2002 with interest at the Libor rate plus 2% per annum or the prime rate minus 1/2 percent per annum as selected by the Company. The loan is secured by the Company's rights to receive membership fees on a portion of its memberships. The terms of this loan have various covenants customary for similar transactions.


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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a)      The following documents are filed as part of this report:

          (1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 35 of this report.
          (2) Financial Statement Schedule: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 35 of this report.
          (3) Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.

(b)      Reports on Form 8-K:  None.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PRE-PAID LEGAL SERVICES, INC.

Date: February 1, 2002                     By:    /s/ Randy Harp
                                                  ----------------------
                                                  Randy Harp
                                                  Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       Name                                         Position                         Date

            /s/ Harland C. Stonecipher                 Chairman of the Board of Directors      February 1, 2002
----------------------------------------------------
              Harland C. Stonecipher                     (Principal Executive Officer)


               /s/ Wilburn L. Smith                          President and Director            February 1, 2002
----------------------------------------------------
                 Wilburn L. Smith


              /s/ Kathleen S. Pinson                     Vice President, Controller and        February 1, 2002
----------------------------------------------------
                Kathleen S. Pinson                                  Director


                  /s/ Randy Harp                            Chief Operating Officer,           February 1, 2002
----------------------------------------------------
                    Randy Harp                                      Director
                                                         (Principal Financial Officer)

               /s/ Steve Williamson                         Chief Financial Officer,           February 1, 2002
----------------------------------------------------
                 Steve Williamson                        (Principal Accounting Officer)

              /s/ Peter K. Grunebaum                                Director                   February 1, 2002
----------------------------------------------------
                Peter K. Grunebaum

              /s/Shirley A. Stonecipher                             Director                   February 1, 2002
----------------------------------------------------
              Shirley A. Stonecipher

                 /s/ John W. Hail                                   Director                   February 1, 2002
----------------------------------------------------
                   John W. Hail

                /s/ David A. Savula                                 Director                   February 1, 2002
----------------------------------------------------
                  David A. Savula

               /s/ Martin H. Belsky                                 Director                   February 1, 2002
----------------------------------------------------
                 Martin H. Belsky

                 /s/ John Addison                                   Director                   February 1, 2002
----------------------------------------------------
                   John Addison





                                   SCHEDULE II
                          PRE-PAID LEGAL SERVICES, INC.
            Consolidated Valuation And Qualifying Accounts (Restated)
                                    For the Three-Year Period Ended December 31, 2000
                               (Amounts in 000's)

                                                                           Additions
                                                                           Charged to                  Balance at
                                                            Balance at      Cost and                  End of Year
                                                            Beginning       Expenses     Write-offs
                       Description                           of Year
---------------------------------------------------------   ----------     ----------    ----------    ----------
Year Ended December 31, 2000:

    Allowance for doubtful receivables...................    $     213     $       -     $       -     $     213
                                                             ----------    ----------    ----------    ----------
    Inventory valuation reserve..........................    $     812     $       -     $     383     $     429
                                                             ----------    ----------    ----------    ----------
Year Ended December 31, 1999:

    Allowance for doubtful receivables...................    $     213     $       -     $       -     $     213
                                                             ----------    ----------    ----------    ----------
    Inventory valuation reserve..........................    $       -     $     812     $       -     $     812
                                                             ----------    ----------    ----------    ----------
Year Ended December 31, 1998:

    Allowance for doubtful receivables...................    $     213     $       -     $       -     $     213
                                                             ----------    ----------    ----------    ----------
    Inventory valuation reserve..........................    $     160     $       -     $     160     $       -
                                                             ----------    ----------    ----------    ----------


                                INDEX TO EXHIBITS


  Exhibit No.
  -----------
                                                            Description
                                                            -----------
3.1             Amended and Restated Certificate of Incorporation of the
                Company, as amended (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated January 10, 1997)

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

*10.6           Amendment No. 1 to Stock Option Plan, as amended  effective May 2000  (Incorporated  by reference to
                Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

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

10.17           Demand  Note of  Randy  Harp  dated  December  22,  2000 in favor of the  Company  (Incorporated  by reference to Exhibit 10.17 of the Company's  Annual Report on Form 10-K for the year ended  December
                31, 2000)

10.18           Loan agreement dated November 6, 2001 between Bank of Oklahoma,  N.A. and the Company  (Incorporated
                by  reference  to  Exhibit  10.18 of the  Company's  Annual  Report on Form 10-K for the year  ended
                December 31, 2000)

10.19           Security  agreement  dated  November  6,  2001  between  Bank of  Oklahoma,  N.A.  and  the  Company
                (Incorporated  by reference to Exhibit  10.19 of the  Company's  Annual  Report on Form 10-K for the
                year ended December 31, 2000)

21.1            List of  Subsidiaries  of the Company  (Incorporated  by reference to Exhibit 21.1 of the  Company's
                Annual Report on Form 10-K for the year ended December 31, 2000)

99.1            Press  release  dated April 13, 2001  (Incorporated  by reference  to Exhibit 99.1 of the  Company's
                Annual Report on Form 10-K for the year ended December 31, 2000)

99.2            Press  release  dated April 2, 2001  (Incorporated  by reference  to Exhibit  99.2 of the  Company's
                Annual Report on Form 10-K for the year ended December 31, 2000)

99.3            Press  release  dated March 16, 2001  (Incorporated  by reference  to Exhibit 99.3 of the  Company's
                Annual Report on Form 10-K for the year ended December 31, 2000)

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
