Form 10-Q/A
period 2001-03-31
PRE PAID LEGAL SERVICES INC
filed 2002-02-25
CIK 311657

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

           Yes             No    X
               ---------      -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2001:

Common Stock                     $.01 par value                       21,343,141




                                    CONTENTS


Part I.  Financial Statements
Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets
as of March 31, 2001 (Unaudited, Restated) and
December 31, 2000

Consolidated Statements of Income
(Unaudited, Restated) for the three months ended
March 31, 2001 and 2000

Consolidated Statements of Comprehensive Income
(Unaudited, Restated) for the three months ended
March 31, 2001 and 2000

Consolidated Statements of Cash Flows
(Unaudited, Restated) for the three months ended
March 31, 2001 and 2000

Notes to Consolidated Financial Statements (Unaudited, Restated

Report Of Independent Certified Public Accountants

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

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K



ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT
-------------------------------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                          March 31,       December 31,
                                                                                             2001             2000
                                                                                         (Unaudited,
                                                                                          Restated)
                                                                                        ------------     ------------
Current assets:
  Cash and cash equivalents........................................................     $    11,101      $    10,866
  Available-for-sale investments, at fair value....................................           1,089            1,953
  Membership income receivable.....................................................           4,274            4,563
  Inventories......................................................................           1,065            1,542
  Net assets of discontinued operations............................................           4,649            4,504
  Deferred member and associate service costs......................................          12,649           11,606
  Deferred income taxes............................................................           1,950            4,361
                                                                                        ------------     ------------
      Total current assets.........................................................          36,777           39,395
Available-for-sale investments, at fair value......................................          10,840           14,412
Investments pledged................................................................           4,186            4,306
Property and equipment, net........................................................          12,431           10,501
Deferred member and associate service costs........................................           3,445            2,513
Other assets.......................................................................           7,187            6,639
                                                                                        ------------     ------------
        Total assets...............................................................     $    74,866      $    77,766
                                                                                        ------------     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     7,194      $     6,831
  Deferred revenue and fees........................................................          18,218           18,130
  Current portion of capital lease obligation......................................             139              223
  Accounts payable and accrued expenses............................................           7,487            6,865
                                                                                        ------------     ------------
    Total current liabilities......................................................          33,038           32,049
  Deferred revenue and fees........................................................           4,778            3,083
  Deferred income taxes ...........................................................             108              867
                                                                                        ------------     ------------
      Total liabilities............................................................          37,924           35,999
                                                                                        ------------     ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 24,740 issued...........             247              247
  Capital in excess of par value...................................................          64,949           64,958
  Retained earnings................................................................          34,806           27,130
  Accumulated other comprehensive income (loss)....................................             204             (108)
  Treasury stock, at cost; 3,254 and 2,480 shares held at
    March 31, 2001 and December 31, 2000, respectively.............................         (63,264)         (50,460)
                                                                                        ------------     ------------
      Total stockholders' equity...................................................          36,942           41,767
                                                                                        ------------     ------------
        Total liabilities and stockholders' equity.................................     $    74,866      $    77,766
                                                                                        ------------     ------------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                              (Unaudited, Restated)
                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                    -------------------------
                                                                                        2001          2000
                                                                                    -----------   -----------

Revenues:
  Membership fees................................................................   $   59,287    $   48,081
  Associate services.............................................................       10,137         6,233
  Product sales..................................................................           20           669
  Other..........................................................................          881           882
                                                                                    -----------   -----------
                                                                                        70,325        55,865
                                                                                    -----------   -----------
Costs and expenses:
  Membership benefits............................................................       20,041        15,082
  Commissions....................................................................       23,626        21,477
  Associate services and direct marketing........................................        8,186         4,279
  General and administrative.....................................................        6,322         5,134
  Product costs..................................................................            1           545
  Other, net.....................................................................          981           616
                                                                                    -----------   -----------
                                                                                        59,157        47,133
                                                                                    -----------   -----------
Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle............................       11,168         8,732
Provision for income taxes.......................................................        3,650         3,051
                                                                                    -----------   -----------
Income from continuing operations before cumulative effect
  of change in accounting principle..............................................        7,518         5,681
Income from operations of discontinued UFL segment (net of applicable
  income tax expense) of $0 and $77 for year 2001 and 2000, respectively)........          158           143
                                                                                    -----------   -----------
Income before cumulative effect of change in accounting principle................        7,676         5,824
Cumulative effect of adoption of SAB 101 (net of applicable income
  tax benefit of $546)...........................................................            -        (1,013)
                                                                                    -----------   -----------
Net income.......................................................................        7,676         4,811
Less dividends on preferred shares...............................................            -             2
                                                                                    -----------   -----------
Net income applicable to common stockholders.....................................   $    7,676    $    4,809
                                                                                    -----------   -----------

Basic earnings per common share from continuing operations
  before cumulative effect of accounting change..................................   $     .34     $     .25
Basic earnings per common share from discontinued operations.....................         .01           .01
                                                                                    ----------    ----------
Basic earnings per common share before cumulative effect of accounting change....         .35           .26
Cumulative effect of adoption of SAB 101.........................................           -          (.05)
                                                                                    ----------    ----------
Basic earnings per common share..................................................   $     .35     $     .21
                                                                                    ----------    ----------
Diluted earnings per common share from continuing operations
  before cumulative effect of accounting change..................................   $     .34     $     .25
Diluted earnings per common share from discontinued operations...................         .01           .01
                                                                                    ----------    ----------
Diluted earnings per common share before cumulative effect of accounting change..         .35           .26
Cumulative effect of adoption of SAB 101.........................................           -          (.05)
                                                                                    ----------    ----------
Diluted earnings per common share................................................   $     .35     $     .21
                                                                                    ----------    ----------


   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                              (Unaudited, Restated)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                        2001          2000
                                                                                    -----------   -----------

Net income.......................................................................   $    7,676    $    4,811
                                                                                    -----------   -----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment........................................          (92)           (4)
                                                                                    -----------   -----------
  Unrealized gains on investments:
    Unrealized holding gains arising during period...............................          416            24
      Less: reclassification adjustment for gains included in net income.........          (12)            -
                                                                                    -----------   -----------
                                                                                           404            24
                                                                                    -----------   -----------

Other comprehensive income, net of income taxes of $168 and $11..................          312            20
                                                                                    -----------   -----------

Comprehensive income.............................................................   $    7,988    $    4,831
                                                                                    -----------   -----------


   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                              (Unaudited, Restated)
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                        2001          2000
                                                                                    -------------------------
 Cash flows from operating activities:
Net income.......................................................................   $    7,676    $    4,811
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Cumulative effect of change in accounting principle............................            -         1,013
  Income from discontinued operations............................................         (158)         (143)
  Provision for deferred income taxes............................................        1,434           208
  Depreciation and amortization..................................................          928           345
  Decrease (increase) in Membership income receivable............................          289          (834)
  Decrease (increase) in inventories.............................................          477           (38)
  Increase in deferred member and associate service costs........................       (1,975)       (6,365)
  (Increase) decrease in other assets............................................         (549)          196
  Increase in accrued Membership benefits........................................          363           384
  Increase in deferred revenue and fees..........................................        1,783         6,320
  Increase (decrease) in accounts payable and accrued expenses...................          521          (523)
                                                                                    -----------   -----------
    Net cash provided by operating activities of continuing operations...........       10,789         5,374
                                                                                    -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (2,857)       (1,465)
  Purchases of investments - available for sale..................................            -          (228)
  Maturities and sales of investments - available for sale.......................        5,191           130
                                                                                    -----------   -----------
        Net cash provided by (used in) investing activities of continuing                2,334        (1,563)
                                                                                    -----------   -----------
  operations.....................................................................
Cash flows from financing activities:
  Proceeds from sale of common stock.............................................            -            69
  Decrease in capital lease obligations..........................................          (84)          (82)
  Purchases of treasury stock....................................................      (12,804)            -
  Dividends paid on preferred stock..............................................            -            (2)
                                                                                    -----------   -----------
        Net cash used in financing activities of continuing operations...........      (12,888)          (15)
                                                                                    -----------   -----------

Net increase in cash and cash equivalents........................................          235         3,796
Cash and cash equivalents at beginning of period.................................       10,866         9,344
                                                                                    -----------   -----------

Cash and cash equivalents at end of period.......................................   $   11,101    $   13,140
                                                                                    -----------   -----------

Supplemental disclosure of cash flow information:
  Net cash used in discontinued operations.......................................   $     (237)   $     (554)
                                                                                    -----------   -----------
  Cash paid for interest.........................................................   $        1    $        3
                                                                                    -----------   -----------

  Income taxes paid..............................................................   $    1,000    $    1,131
                                                                                    -----------   -----------


   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
                              (Unaudited, Restated)

Note 1 - Basis Of Presentation

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K, as amended and restated.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three months ended March 31, 2001 are not necessarily indicative of results expected for the full year.

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

     As previously reported, in January 2001 and May 2001, the staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") reviewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reviewing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables was not in accordance with generally accepted accounting principles (GAAP). The Company subsequently appealed this decision to the Chief Accountant of the SEC. On July 25, 2001, the Company announced that the Chief Accountant concurred with the prior staff opinion of the Division of Corporation Finance. The Company subsequently announced that it would not pursue any further appeals and that it would amend its previously filed SEC reports to restate the Company's financial statements to reflect the SEC's position that the Company's advance commission payments should be expensed ratably over the first month of the related membership. The accompanying financial statements have been restated primarily due to the change in accounting treatment pertaining to the advance commission payments and related revenue recognition changes to be consistent with such treatment (the "restatement"), and due to the effect of the Company's sale on December 31, 2001 of Universal Fidelity Life Insurance Co. (UFL), which is reported as and referred to as "discontinued operations" as discussed in Note 5 to the Consolidated Financial Statements. Additionally, the Company implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") during the fourth quarter of 2000 but effective January 1, 2000 and has deferred the non-refundable $10 Membership fees and $47 of the associate enrollment fees and the related direct incremental costs associated with services provided members and associates in return for such fees. At the time of the original filing we estimated the direct incremental costs related to the non-refundable Membership fee and associate enrollment fee to be in excess of $10 and $47, respectively. Based upon further review, estimated direct incremental costs of $7 for the Membership fee and $40 for the associate enrollment fee have been deferred. The implementation of SAB 101 resulted in a cumulative effect type charge of $1.0 million ("Cumulative effect"), net of tax, in the consolidated income statement for the three months ended March 31, 2000. The effects of the restatement, discontinued operations and SAB 101 reduced total assets from $257 million, as previously reported at March 31, 2001, to $75 million, reduced total liabilities from $110 million to $38 million (primarily due to the elimination of deferred taxes related to the receivables) and therefore reduced stockholders' equity from $147 million to $37 million. A summary of the effects of these items on previously reported results of operations follows:


                                                                    As
                                                                Previously     Effect of    Discontinued
                                                                 reported     Restatement    Operations     Restated
                                                                -----------   -----------   -----------   -----------
              Three Months Ended March 31, 2001
              ---------------------------------
Revenues....................................................    $   70,818    $     (208)   $     (285)   $   70,325
Costs and expenses..........................................        50,812         8,472          (127)       59,157
                                                                -----------   -----------   -----------   -----------
Income from continuing operations before income taxes.......        20,006        (8,680)         (158)       11,168
Provision for income taxes..................................         6,840        (3,190)            -         3,650
                                                                -----------   -----------   -----------   -----------
Income from continuing operations...........................        13,166        (5,490)         (158)        7,518
Income from discontinued operations.........................             -             -           158           158
                                                                -----------   -----------   -----------   -----------
Net income applicable to common shareholders................    $   13,166    $   (5,490)   $        -    $    7,676
                                                                -----------   -----------   -----------   -----------
Basic EPS...................................................    $      .60    $     (.25)   $     -       $      .35
                                                                -----------   -----------   -----------   -----------
Diluted EPS.................................................    $      .60    $     (.25)   $     -       $      .35
                                                                -----------   -----------   -----------   -----------



                                                      As                       Effect of
                                                  Previously     Effect of    Adoption of  Discontinued
                                                   reported     Restatement     SAB 101     Operations     Restated
                                                  -----------   -----------   -----------   -----------   -----------
       Three Months Ended March 31, 2000
       ---------------------------------
Revenues........................................  $   55,933    $    1,105    $        -    $   (1,173)   $   55,865
Costs and expenses..............................      39,026         8,928           132          (953)       47,133
                                                  -----------   -----------   -----------   -----------   -----------
Income from continuing operations before income
  taxes and cumulative change in accounting
  principle.....................................      16,907        (7,823)         (132)         (220)        8,732
Provision (benefit) for income taxes............       5,918        (2,744)          (46)          (77)        3,051
                                                  -----------   -----------   -----------   -----------   -----------
Income from continuing operations before
  cumulative effect of change in accounting
  principle.....................................      10,989        (5,079)          (86)         (143)        5,681
Income from discontinued operations.............           -             -             -           143           143
Cumulative effect of change in accounting
  principle.....................................      (4,109)        4,109        (1,013)            -        (1,013)
                                                  -----------   -----------   -----------   -----------   -----------
Net income......................................       6,880          (970)       (1,099)            -         4,811
Dividends on preferred shares...................           2             -             -             -             2
                                                  -----------   -----------   -----------   -----------   -----------
Net income applicable to common shareholders....  $    6,878    $     (970)   $   (1,099)   $        -    $    4,809
                                                  -----------   -----------   -----------   -----------   -----------
Basic EPS.......................................  $      .31    $     (.04)   $     (.05)   $     -       $      .21
                                                  -----------   -----------   -----------   -----------   -----------
Diluted EPS.....................................  $      .30    $     (.04)   $     (.05)   $     -       $      .21
                                                  -----------   -----------   -----------   -----------   -----------


Note 2 - Contingencies

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

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. The derivative actions are in the preliminary pleading stage. The complaints allege that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by improperly capitalizing commission expenses, caused the Company to allegedly pay increased salaries and bonuses based upon financial performance which was allegedly improperly inflated and caused the Company to expend significant dollars in connection with the defense of its accounting policy, including cost incurred in connection with the defense of the securities class actions described above, and in connection with purchase of its own shares on the open market at allegedly artificially inflated prices. The Company believes that these derivative actions are related to the securities class actions described above and may be intended to circumvent the restrictions on the securities class actions imposed by the Private Securities Litigation Reform Act of 1995. While the outcome of these cases is uncertain, based on the information currently available to the Company, it appears that the complaints should be dismissed because the plaintiffs failed to make or excuse the requisite demand that the Company pursue the claims of alleged misconduct.

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

Note 3 - Treasury Stock Purchases

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 3 million shares during subsequent board meetings. At March 31, 2001, the Company had purchased 2.5 million shares under these authorizations for a total consideration of $59.6 million, an average price of $24.24 per share.

     Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the purchase program. The Company obtained on November 6, 2001 a $17.5 million line of credit facility that may be used for additional purchases.

Note 4 - Earnings Per Share

     Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the respective periods.

     Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The $3.00 Cumulative Convertible Preferred stock and the Special Preferred stock are considered to be dilutive common stock equivalents for all periods through the conversion/redemption date and the number of shares issuable on conversion of the $3.00 Cumulative Convertible Preferred stock and the Special Preferred Stock is added to the weighted average number of common shares. At December 31, 2000 all such shares had been converted or redeemed. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                                --------------------
                                                                                                  2001       2000
                                                                                                ---------   --------
Basic Earnings Per Share:
Earnings:
Income from continuing operations before cumulative effect of change in accounting principle    $  7,518  $  5,681
Less dividends on preferred shares..........................................................           -         2
                                                                                                --------- ---------
Income from continuing operations before cumulative effect of change in accounting principle
  applicable to common stockholders.........................................................    $  7,518  $  5,679
                                                                                                --------- ---------
Shares:
Weighted average shares outstanding.........................................................      22,002    22,549
                                                                                                --------- ---------

Diluted Earnings Per Share:

Earnings:
Income from continuing operations before cumulative effect of change in accounting principle
  available to common stockholders after assumed conversions................................    $  7,518  $  5,681
                                                                                                --------- ---------
Shares:
Weighted average shares outstanding.........................................................      22,002    22,549
Assumed conversion of preferred stock.......................................................           -        70
Assumed exercise of options.................................................................          31       164
                                                                                                --------- ---------
Weighted average number of shares, as adjusted..............................................      22,033    22,783
                                                                                                --------- ---------

Note 5 - Discontinued Operations

     On December 31, 2001 the Company completed the sale of its wholly owned subsidiary UFL. The Company received a $2.8 million dividend and $1.2 million from the sale of 100% of UFL stock. Net assets of $4.6 million and $4.5 million have been segregated on the March 31, 2001 and December 31, 2000 Consolidated Balance Sheets, respectively. The sale is not expected to have a significant impact on reported earnings or stockholders' equity for 2001. Assets and liabilities of UFL's discontinued operations were as follows:

                                                                           March 31,        December 31,
                                                                             2001               2000
                                                                        ---------------   ---------------

                 Cash...............................................    $          468    $          704
                 Available-for-sale investments, current............               120               495
                 Amount due from coinsurer..........................            14,146            12,242
                 Available-for-sale investments, non-current........             7,444             6,795
                 Investment pledged.................................             1,800             1,799
                 Property and equipment, net........................               653               699
                 Goodwill, net......................................               597               616
                 Other assets.......................................             2,657             2,082
                                                                        ---------------   ---------------
                 Total assets.......................................            27,885            25,432
                                                                        ---------------   ---------------
                 Accident and health reserves.......................            14,146            12,242
                 Life insurance reserves, current...................               985               976
                 Accounts payable and accrued expenses..............               364                54
                 Life insurance reserves, non-current...............             7,741             7,656
                                                                        ---------------   ---------------
                 Total Liabilities..................................            23,236            20,928
                                                                        ---------------   ---------------

                 Net assets of UFL's discontinued operations........    $        4,649    $        4,504
                                                                        ---------------   ---------------


     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Cash flow impacts of discontinued operations have been segregated in the Consolidated Statements of Cash Flows. Details of income from discontinued operations, net of income tax, are as follows:

                                                                            Three Months Ended
                                                                                  March 31,
                                                                            2001          2000
                                                                        --------------------------

Revenues...............................................................   $     285     $   1,173
                                                                        --------------------------
Income from discontinued operations, net of tax expense of $0 and $77
  for three months ended March 31, 2001 and 2000, respectively.........   $     158     $     143
                                                                        --------------------------


Note 6 - Recent Issued Accounting Pronouncements and Accounting Change

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

     Accounting Change
     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This Staff Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective no later than the fourth fiscal quarter of the fiscal years, beginning after December 15, 1999. The Company implemented SAB 101 in the fourth quarter of 2000 but effective January 1, 2000, and has deferred the non-refundable $10 Membership and $47 of the associate enrollment fees and the related direct incremental costs associated with services provided members and associates in return for such fees. These deferred revenues and related costs will be amortized to income over the estimated life of the Membership or the estimated average active service period of associates which at March 31, 2001 were 3.6 years and one year, respectively. The implementation of SAB 101 resulted in a cumulative effect type adjustment of $1.0 million, net of tax, which decreased net income for the three months ended March 31, 2000. See Note 1.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have reviewed the accompanying consolidated balance sheet of Pre-Paid Legal Services, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the consolidated financial statements referred to above have been restated primarily to change the accounting treatment for payments to associates for membership commission advances and related revenue recognition to be consistent with such treatment. Additionally, as discussed in Note 6 the Company changed certain of its revenue recognition policies as a result of the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the year then ended (not presented herein) and in our report dated January 30, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 22, 2002




ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     Results of Operations

     The Company reported net income applicable to common shares of $7.7 million, or $.35 per diluted common share, for the three months ended March 31, 2001, up 60% from net income applicable to common stockholders of $4.8 million, or $.21 per diluted common share, for the comparable period of the prior year after an after-tax charge of $1.0 million relating to the cumulative effect on prior years of adopting SAB 101. See Note 6.

     Membership fees totaled $59.3 million during 2001 compared to $48.1 million for 2000, an increase of 23%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 12% during the three months ended March 31, 2001 to 183,712 from 163,341 during the comparable period of 2000. At March 31, 2001, there were 1,114,437 active Memberships in force compared to 890,264 at March 31, 2000, an increase of 25%. Additionally, the average annual fee per Membership has increased from $237 for all Memberships in force at March 31, 2000 to $246 for all Memberships in force at March 31, 2001, a 4% increase. This increase is a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost and increased sales of the Business Owners' Legal Solutions plan.

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

     Product sales declined 97% during the three months ended March 31, 2001 to $20,000 from $669,000 for the comparable period of 2000 primarily due to the concentration on Membership sales as opposed to the sale of goods and services following the TPN acquisition. Product sales are expected to be immaterial in 2001 and future periods as the Company no longer encourages product sales.

     Other  income  remained   constant  at  approximately   $880,000  for  both
three-month periods.

     Primarily as a result of the increase in Membership fees and associate services, total revenues increased to $70.3 million for the three months ended March 31, 2001 from $55.9 million during the comparable period of 2000, an increase of 26%.

     Membership benefits totaled $20.0 million for the three months ended March 31, 2001 compared to $15.1 million for the comparable period of 2000, and represented 33.8% and 31.4% of Membership fees for the 2001 and 2000 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near 35% as substantially all active Memberships provide for a capitated benefit.

     Commissions to associates increased 9% to $23.6 million for the three months ended March 31, 2001 compared to $21.5 million for the comparable period of 2000, and represented 39.9% and 44.7% of Membership fees for such periods. These amounts were reduced by $582,000 and $357,000, respectively, representing Membership lapse fees. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the three months ended March 31, 2001 totaled 183,712, a 12% increase from the 163,341 sold during the comparable period of 2000. Commissions to associates per new membership sold were $129 per membership for the three months ended March 31, 2001 compared to $133 for the comparable period of 2000.

     Associate services and direct marketing expenses increased to $8.2 million for the three months ended March 31, 2001 from $4.3 million for the comparable period of 2000. Fast Start bonuses incurred were approximately $3.6 million during the first three months of 2001 compared to $1.8 million in the same period of 2000. Additional costs due to increased enrollment of new associates and purchases of marketing and promotional supplies by associates also contributed to the increase. These expenses also include marketing costs, other than commissions, that are directly associated with new Membership sales.

     General and administrative expenses during the three months ended March 31, 2001 and 2000 were $6.3 million and $5.1 million, respectively, and represented 10.7% of Membership fees for such years. Management expects further gradual decreases in general and administrative expenses when expressed as a percentage of Membership fees as a result of certain economies of scale.

     Product costs declined to $1,000 for the three months ended March 31, 2001 from $545,000 for the comparable period of 2000 in conjunction with the 97% decline in product sales. Product costs are expected to be immaterial in 2001 and future periods as the Company no longer encourages product sales.

     Other expenses, net, which include depreciation and amortization and premium taxes reduced by interest income, increased to $981,000 for the three months ended March 31, 2001 from $616,000 for the comparable period of 2000. Depreciation and amortization increased to $948,000 for the first three months of 2001 from $603,000 for the comparable period of 2000. Premium taxes increased from $356,000 for the three months ended 2000 to $580,000 for the same period of 2001. Interest income increased by approximately $201,000 for the first three months of 2001 to $544,000 from $343,000 for the 2000 period due to an increase in investment balances.

     The Company has recorded a provision for income taxes of $3.7 million (32.7% of pretax income) for the first three months of 2001 compared to $3.1 million (34.9% of pretax income) for the same period of 2000. The decrease in the effective tax rate is primarily attributable to non-taxable interest income and utilization of net operating loss carryforwards and tax credits.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Income from discontinued operations, net of income tax, is $158,000, net of $0 tax expense and $143,000 net of tax expense of $77,000 for the three months ended March 31, 2001 and 2000, respectively.

     The Company did not pay dividends during the first three months of 2001 due to the fact that during the second quarter of 2000, all shares of preferred stock were converted into shares of common stock or purchased by the Company. Dividends paid on outstanding preferred stock were $2,000 for the three-month period ended March 31, 2000.

     Liquidity and Capital Resources
     General
     Consolidated net cash provided by operating activities of continuing operations was $10.8 million for the first three months of 2001 compared to cash provided of $5.4 million for the 2000 period. The increase of $5.4 million in cash provided by operating activities during the first three months of 2001 compared to the same period of 2000 resulted primarily from the increase in net income of $2.9 million, an increase in the provision for deferred taxes of $1.2 million, a net decrease in the change in Membership income receivable of $1.1 million.

     Consolidated net cash provided by investing activities of continuing operations was $2.3 million for the first three months of 2001 compared to net cash used in investing activities of $1.6 million for the comparable period of 2000. This $3.9 million increase in cash provided by investing activities resulted primarily from the $5.1 million change in the maturities and sales of investments offset by a $200,000 increase in the purchases of investments and the $1.4 million increase in net additions to property and equipment.

     Net cash used in financing activities of continuing operations during the first three months of 2001 was $12.9 million compared to $15,000 for the comparable period of 2000. This $12.9 million change was primarily comprised of the $12.8 million used to acquire treasury stock during the first three months of 2001.

     The Company had a consolidated working capital surplus of $3.7 million at March 31, 2001, a decrease of $3.6 million compared to a consolidated working capital of $7.3 million at December 31, 2000. The $3.6 million decrease in working capital during the first three months of 2001 was primarily the result of a $2.4 million decrease in deferred income taxes caused by a reduction in expenses not deductible for tax purposes and an increase in the current portion of deferred member and associate costs.

     At March 31, 2001 the Company reported $27.2 million in cash and investments (after utilizing more than $12.8 million to purchase approximately 774,000 shares of its common stock during the three months ending March 31,
2001) compared to $31.5 million at December 31, 2000. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

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

     The Company expenses advance commissions ratably over the first month of the related membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its advance commission payments outstanding for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned commission payments to associates for the three months ended March 31, 2001 were:


                                                                                  (Amounts in 000's)
                                                                                  ------------------

Beginning unearned advance commission payments (1)...............................   $   167,193
Advance commission payments, net.................................................        25,200
Earned commissions applied.......................................................       (14,487)
Advance commission payment write-offs............................................          (540)
                                                                                    ------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       177,366
Estimated unrecoverable advance commission payments (1)..........................       (11,627)
Ending unearned advance commission payments, net (1).............................   ------------
                                                                                    $   165,739
                                                                                    ------------

         (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $15.4 million. As such, at March 31, 2001 future commission payments and elated expense should be reduced as unearned advance commission payments of $150.6 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. The Company reduces unearned advance commission payments or remits payment to an associate, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, the Company generates an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. Any remaining unearned advance commission payment may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered.

     The Company has the contractual right to require associates to repay unearned advance commission payments from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission payments are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, the Company has not demanded repayments of the unearned advance commissions from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt the Company's relationships with its sales associates. This business decision by the Company has a significant effect on the Company's cash flow by electing to defer collection of advance payments of which approximately $11.6 million were not expected to be collected from future commissions at March 31, 2001. However, the Company regularly reviews the unearned advance commission payments status of associates and will exercise its right to require associates to repay advances when management believes that such action is appropriate.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at March 31, 2001 of $23.0 million. The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $25 to $35 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases. The Company continues to consider incurring indebtedness in order to continue or increase the rate of stock purchases, including financing its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase stock.

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

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, UFL and PPLSIF. The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At March 31, 2001, neither UFL nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the respective insurance commissioners. PPLCI had approximately $5 million in surplus funds available for payment of an ordinary dividend.

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

     Risk Factors
     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 - Contingencies and Part II -
Item 1 Legal Proceedings. Please refer to page 33 and 34 of the Company's 2000 Annual Report on Form 10-K, as amended and restated, for a description of other risk factors.

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

     The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates on the Company's fixed-maturity investment portfolio. It is assumed that the changes occur immediately and uniformly, with no effect given to any steps that management might take to counteract that change. The hypothetical changes in market interest rates reflect what could be deemed best and worst case scenarios. The fair values shown in the following table are based on contractual maturities. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and, therefore, actual results might differ from those reflected in the following table (dollars in 000's):

                                                                                                Estimated fair value
                                                                          Hypothetical change   after hypothetical
                                                                            in interest rate    change in interest
                                                            Fair Value     (bp=basis points)            rate
                                                             -----------  -------------------   --------------------
Fixed-maturity investments at March 31, 2001 (1)............ $   21,435   100 bp increase           $     20,546
                                                                          200 bp increase                 19,721
                                                                          50 bp decrease                  21,754
                                                                          100 bp decrease                 22,238

Fixed-maturity investments at December 31, 2000 (1)......... $   25,480   100 bp increase           $     24,635
                                                                          200 bp increase                 23,773
                                                                          50 bp decrease                  25,882
                                                                          100 bp decrease                 26,261

--------------------

(1) Excluding short-term investments with a fair value of $3.5 million and $3.9 million at March 31, 2001 and December 31, 2000, respectively. Includes UFL investments with a fair value of $9.4 million and $9.1 million at March 31, 2001 and December 31, 2000, respectively.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: none

(b) Reports on Form 8-K: The Company filed Form 8-K dated January 25, 2001 providing under Item 5 additional information pertaining to advance commission payments.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRE-PAID LEGAL SERVICES, INC.


Date: February 22, 2002            /s/ Randy Harp
                                   ------------------------------
                                   Randy Harp
                                   Chief Operating Officer
                                   (Duly Authorized Officer)



Date: February 22, 2002            /s/ Steve Williamson
                                   -------------------------------
                                   Steve Williamson
                                   Chief Financial Officer
                                   (Principal Accounting Officer)