Form 10-Q/A
period 2001-06-30
PRE PAID LEGAL SERVICES INC
filed 2002-02-25
CIK 311657

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

Consolidated Balance Sheets
as of June 30, 2001 (Unaudited, Restated) and December 31, 2000

Consolidated Statements of Income
(Unaudited, Restated) for the three months and six months ended June 30, 2001 and 2000

Consolidated Statements of Comprehensive Income
(Unaudited, Restated) for the three months and six months ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows
(Unaudited, Restated) for the six months ended June 30, 2001 and 2000

Notes to Consolidated Financial Statements (Unaudited, Restated)

Report Of Independent Certified Public Accountants

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

Item 1.  Legal Proceedings

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 6.  Exhibits and Reports on Form 8-K



ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT
         ----------------------------------


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                           June 30,      December 31,
                                                                                             2001             2000
                                                                                        ------------     ------------
                                                                                         (Unaudited,
                                                                                          Restated)
Current assets:

  Cash and cash equivalents........................................................     $     9,845      $    10,866
  Available-for-sale investments, at fair value....................................           1,097            1,953
  Membership income receivable.....................................................           4,963            4,563
  Inventories......................................................................             984            1,542
  Net assets of discontinued operations............................................           4,247            4,504
  Deferred member and associate service costs......................................          12,558           11,606
  Deferred income taxes............................................................           2,274            4,361
                                                                                        ------------     ------------
      Total current assets.........................................................          35,968           39,395
Available-for-sale investments, at fair value......................................          10,281           14,412
Investments pledged................................................................           4,339            4,306
Property and equipment, net........................................................          13,356           10,501
Deferred member and associate service costs........................................           3,621            2,513
Other assets.......................................................................           6,746            6,639
                                                                                        ------------     ------------
        Total assets...............................................................     $    74,311      $    77,766
                                                                                        ------------     ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     7,585      $     6,831
  Deferred revenue and fees........................................................          19,052           18,130
  Current portion of capital lease obligation......................................              82              223
  Accounts payable and accrued expenses............................................           3,558            6,865
                                                                                        ------------     ------------
    Total current liabilities......................................................          30,277           32,049
  Deferred revenue and fees........................................................           5,164            3,083
  Deferred income taxes ...........................................................              22              867
                                                                                        ------------     ------------
      Total liabilities............................................................          35,463           35,999
                                                                                        ------------     ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 24,747 and 24,740
    issued at June 30, 2001 and December 31, 2000, respectively....................             247              247
  Capital in excess of par value...................................................          65,117           64,958
  Retained earnings................................................................          39,527           27,130
  Accumulated other comprehensive income (loss)....................................             237             (108)
  Treasury stock, at cost; 3,397 and 2,480 shares held at
    June 30, 2001 and December 31, 2000, respectively..............................         (66,280)         (50,460)
                                                                                        ------------     ------------
      Total stockholders' equity...................................................          38,848           41,767
                                                                                        ------------     ------------
        Total liabilities and stockholders' equity.................................     $    74,311      $    77,766
                                                                                        ------------     ------------

 The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                              (Unaudited, Restated)

                                                                       Three Months Ended         Six Months Ended
                                                                            June 30,                  June 30,
                                                                    ------------------------ ------------------------
                                                                        2001        2000         2001        2000
                                                                    -----------  ----------- -----------  -----------
Revenues:

  Membership fees................................................   $   67,108   $   51,491  $  126,395   $   99,572
  Associate services.............................................        8,984        7,138      19,121       13,371
  Product sales..................................................           13          142          33          811
  Other..........................................................          703          784       1,584        1,666
                                                                    -----------  ----------- -----------  -----------
                                                                        76,808       59,555     147,133      115,420
                                                                    -----------  ----------- -----------  -----------
Costs and expenses:
  Membership benefits............................................       21,782       16,585      41,823       31,667
  Commissions....................................................       31,457       27,054      55,083       48,531
  Associate services and direct marketing........................        7,786        5,604      15,972        9,883
  General and administrative.....................................        7,553        5,446      13,875       10,580
  Product costs..................................................           31           45          32          590
  Other, net.....................................................        1,059          315       2,040          931
                                                                    -----------  ----------- -----------  -----------
                                                                        69,668       55,049     128,825      102,182
                                                                    -----------  ----------- -----------  -----------
Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle............        7,140        4,506      18,308       13,238
Provision for income taxes.......................................        2,317        1,316       5,967        4,367
                                                                    -----------  ----------- -----------  -----------
Income from continuing operations before cumulative effect
  of change in accounting principle..............................        4,823        3,190      12,341        8,871
Income (loss) from operations of discontinued UFL segment,
  net of applicable income taxes - Note 5........................         (102)         229          56          372
                                                                    -----------  ----------- -----------  -----------
Income before cumulative effect of change in accounting principle        4,721        3,419      12,397        9,243
Cumulative effect of adoption of SAB 101
  (net of applicable income tax benefit of $546).................            -            -           -       (1,013)
                                                                    -----------  ----------- -----------  -----------
Net income.......................................................        4,721        3,419      12,397        8,230
Less dividends on preferred shares...............................            -            2           -            4
                                                                    -----------  ----------- -----------  -----------
Net income applicable to common stockholders.....................   $    4,721   $    3,417  $   12,397   $    8,226
                                                                    -----------  ----------- -----------  -----------

Basic earnings per common share from continuing operations
  before cumulative effect of accounting change..................   $     .22    $     .14   $     .56    $     .39
Basic earnings per common share from discontinued operations.....        -             .01         .01          .02
                                                                    -----------  ----------- -----------  -----------
Basic earnings per common share before cumulative effect of
  accounting change..............................................         .22          .15         .57          .41
Cumulative effect of adoption of SAB 101.........................        -            -           -            (.05)
                                                                    -----------  ----------- -----------  -----------
Basic earnings per common share..................................   $     .22    $     .15   $     .57    $     .36
                                                                    -----------  ----------- -----------  -----------

Diluted earnings per common share from continuing operations
  before cumulative effect of accounting change..................   $     .22    $     .14   $     .56    $     .39
Diluted earnings per common share from discontinued operations...        -             .01         .01          .02
                                                                    -----------  ----------- -----------  -----------
Diluted earnings per common share before cumulative effect of
  accounting change..............................................         .22          .15         .57          .41
Cumulative effect of adoption of SAB 101.........................        -            -           -            (.05)
                                                                    -----------  ----------- -----------  -----------
Diluted earnings per common share................................   $     .22    $     .15   $     .57    $     .36
                                                                    -----------  ----------- -----------  -----------

        The accompanying notes are an integral part of these financials.





                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                              (Unaudited, Restated)


                                                                       Three Months Ended         Six Months Ended
                                                                            June 30,                  June 30,
                                                                    ------------------------ ------------------------
                                                                        2001        2000         2001        2000
                                                                    -----------  ----------- -----------  -----------

Net income........................................................  $    4,721   $    3,419  $   12,397   $    8,230
                                                                    -----------  ----------- -----------  -----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment.........................         117           18          25           14
                                                                    -----------  ----------- -----------  -----------
  Unrealized gains on investments:
    Unrealized holding gains arising during period................         (84)         649         332          673
      Less: reclassification adjustment for gains
      included in net income......................................           -            -         (12)           -
                                                                    -----------  ----------- -----------  -----------
                                                                           (84)         649         320          673
                                                                    -----------  ----------- -----------  -----------

Other comprehensive income, net of income taxes of $15 and $359 for three months and $183 and $370 for the six months ended
  June 30, 2001 and 2000, respectively                                      33          667         345          687
                                                                    -----------  ----------- -----------  -----------

Comprehensive income.............................................   $    4,754   $    4,086  $   12,742   $    8,917
                                                                    -----------  ----------- -----------  -----------

        The accompanying notes are an integral part of these financials.



                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                              (Unaudited, Restated)
                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    -------------------------
                                                                                        2001          2000
                                                                                    -----------   -----------

Cash flows from operating activities:
Net income.......................................................................   $   12,397    $    8,230
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Cumulative effect of change in accounting principle............................            -         1,013
  Income from discontinued operations............................................          (56)         (372)
  Provision for deferred income taxes............................................          901          (293)
  Depreciation and amortization..................................................        1,906         1,004
  Compensation expense relating to contribution of stock to ESOP.................          162           130
  Increase in Membership income receivable.......................................         (400)         (929)
  Decrease (increase) in inventories.............................................          558          (213)
  Increase in deferred member and associate service costs........................       (2,060)       (5,512)
  (Increase) decrease in other assets............................................         (110)          198
  Increase in accrued Membership benefits........................................          754           734
  Increase in deferred revenue and fees..........................................        3,003         7,768
  Decrease in accounts payable and accrued expenses..............................       (3,299)       (4,384)
                                                                                    -----------   -----------

    Net cash provided by operating activities of continuing operations...........       13,756         7,374
                                                                                    -----------   -----------

Cash flows from investing activities:
  Additions to property and equipment............................................       (4,758)       (2,534)
  Purchases of investments - available for sale..................................       (2,843)       (3,406)
  Maturities and sales of investments - available for sale.......................        8,771           843
                                                                                    -----------   -----------

  Net cash provided by (used in) investing activities of continuing operations...        1,170        (5,097)
                                                                                    -----------   -----------

Cash flows from financing activities:
  Proceeds from sale of common stock.............................................           14           543
  Decrease in capital lease obligations..........................................         (141)         (163)
  Purchases of treasury stock....................................................      (15,820)       (3,239)
  Redemption of preferred stock..................................................            -          (167)
  Dividends paid on preferred stock..............................................            -            (4)
                                                                                    -----------   -----------

        Net cash used in financing activities of continuing operations...........      (15,947)       (3,030)
                                                                                    -----------   -----------


Net decrease in cash and cash equivalents........................................       (1,021)         (753)
Cash and cash equivalents at beginning of period.................................       10,866         9,344
                                                                                    -----------   -----------

Cash and cash equivalents at end of period.......................................   $    9,845    $    8,591
                                                                                    -----------   -----------

Supplemental disclosure of cash flow information:
  Net cash used in discontinued operations.......................................   $     (647)   $     (730)
                                                                                    -----------   -----------

  Cash paid for interest.........................................................   $        1    $        3
                                                                                    -----------   -----------

  Income taxes paid..............................................................   $    8,400    $    5,057
                                                                                    -----------   -----------



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

     In the opinion of management, the accompanying unaudited financial statements as of June 30, 2001, and for the three months and six months ended June 30, 2001 and 2000, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three months and six months ended June 30, 2001 are not necessarily indicative of results expected for the full year.

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

     As previously reported, in January 2001 and May 2001, the staff of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") reviewed the Company's 1999 and 2000 Forms 10-K, respectively. On May 11, 2001, the Company received a letter from the staff of the Division of Corporation Finance advising that, after reviewing the Company's Forms 10-K, it was the position of the Division that the Company's accounting for commission advance receivables was not in accordance with generally accepted accounting principles (GAAP). The Company subsequently appealed this decision to the Chief Accountant of the SEC. On July 25, 2001, the Company announced that the Chief Accountant concurred with the prior staff opinion of the Division of Corporation Finance. The Company subsequently announced that it would not pursue any further appeals and that it would amend its previously filed SEC reports to restate the Company's financial statements to reflect the SEC's position that the Company's advance commission payments should be expensed ratably over the first month of the related membership. The Company's first filing subsequent to this announcement was the Form 10-Q for the period ended June 30, 2001 and contained the Company's restated financial statements to reflect the Company's initial understanding of the SEC's position. As a result of the SEC's position, the Company and its prior independent auditor, Deloitte & Touche, mutually agreed that a change in auditor would be made and the Company on September 17, 2001 engaged Grant Thornton LLP to audit its restated consolidated financial statements for the years ended December 31, 2000, 1999 and 1998. After further consultations with the staff of the SEC, this new audit was completed and the amended and restated Form 10-K for the period ending December 31, 2000 has been filed. This amended Form 10-Q contains financial statements that have been restated on a basis consistent with the audited financial statements in the amended and restated Form 10-K and contain adjustments from those previously filed to conform to such presentation (the "restatement"). These financial statements have also been restated due to the effect of the Company's sale on December 31, 2001 of Universal Fidelity Life Insurance Co. (UFL), which is reported as and referred to as "discontinued operations" as discussed in Note 5 to the Consolidated Financial Statements. Additionally, the Company implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") effective January 1, 2000 and has deferred the non-refundable $10 Membership fees and $47 of the associate enrollment fees and the related direct incremental costs associated with services provided members and associates in return for such fees. At the time of the original filing we estimated the direct incremental costs related to the non-refundable Membership fee and associate enrollment fee to be in excess of $10 and $47, respectively. Based upon further review, estimated direct incremental costs of $7 for the Membership fee and $40 for the associate enrollment fee have been deferred. The implementation of SAB 101 resulted in a cumulative effect type charge of $1.0 million ("Cumulative effect"), net of tax, in the consolidated income statement for the six months ended June 30, 2000. Primarily due to discontinued operations and including the effects of the restatement adjustments and SAB 101, total assets were reduced from $93 million, as previously reported at June 30, 2001, to $74 million, total liabilities were reduced from $51 million to $35 million and therefore stockholders' equity was reduced from $42 million to $39 million. A summary of the effects of these items on previously reported results of operations follows:


                                                                    As
                                                                Previously     Effect of   Discontinued
                                                                 reported     Restatement   Operations     Restated
                                                                -----------   -----------   -----------   -----------
               Three Months Ended June 30, 2001
               --------------------------------
Revenues....................................................    $   76,995    $       80    $     (267)   $   76,808
Costs and expenses..........................................        69,822           215          (369)       69,668
                                                                -----------   -----------   -----------   -----------
Income from continuing operations before income taxes.......         7,173          (135)          102         7,140
Provision for income taxes..................................         2,422          (105)            -         2,317
                                                                -----------   -----------   -----------   -----------
Income from continuing operations...........................         4,751           (30)          102         4,823
Income (loss) from discontinued operations..................             -             -          (102)         (102)
                                                                -----------   -----------   -----------   -----------
Net income applicable to common shareholders................    $    4,751    $      (30)   $        -    $    4,721
                                                                -----------   -----------   -----------   -----------
Basic EPS...................................................    $      .22    $     -       $     -       $      .22
                                                                -----------   -----------   -----------   -----------
Diluted EPS.................................................    $      .22    $     -       $     -       $      .22
                                                                -----------   -----------   -----------   -----------




                Six Months Ended June 30, 2001
                ------------------------------
Revenues....................................................    $  147,813    $     (128)   $     (552)   $  147,133
Costs and expenses..........................................       130,231          (910)         (496)      128,825
                                                                -----------   -----------   -----------   -----------
Income from continuing operations before income taxes.......        17,582           782           (56)       18,308
Provision for income taxes..................................         5,912            55             -         5,967
                                                                -----------   -----------   -----------   -----------
Income from continuing operations...........................        11,670           727           (56)       12,341
Income from discontinued operations.........................             -             -            56            56
                                                                -----------   -----------   -----------   -----------
Net income applicable to common shareholders................    $   11,670    $      727    $        -    $   12,397
                                                                -----------   -----------   -----------   -----------
Basic EPS...................................................    $      .54    $      .03    $     -       $      .57
                                                                -----------   -----------   -----------   -----------
Diluted EPS.................................................    $      .54    $      .03    $     -       $      .57
                                                                -----------   -----------   -----------   -----------





                                                      As                       Effect of
                                                  Previously     Effect of    Adoption of   Discontinued
                                                   reported     Restatement     SAB 101     Operations      Restated
                                                  -----------   -----------   -----------   -----------   -----------
        Three Months Ended June 30, 2000
        --------------------------------
Revenues........................................  $   60,200    $     (133)   $        -    $     (512)   $   59,555
Costs and expenses..............................      55,868          (494)          138          (463)       55,049
                                                  -----------   -----------   -----------   -----------   -----------
Income from continuing operations before income
  taxes and cumulative change in accounting
  principle.....................................       4,332           361          (138)          (49)        4,506
Provision (benefit) for income taxes............       1,255           (71)          (48)          180         1,316
                                                  -----------   -----------   -----------   -----------   -----------
Income from continuing operations before
  cumulative effect of change in accounting
  principle.....................................       3,077           432           (90)         (229)        3,190
Income from discontinued operations.............           -             -             -           229           229
                                                  -----------   -----------   -----------   -----------   -----------
Net income......................................       3,077           432           (90)            -         3,419
Dividends on preferred shares...................           2             -             -             -             2
                                                  -----------   -----------   -----------   -----------   -----------
Net income applicable to common shareholders....  $    3,075    $      432    $      (90)   $        -    $    3,417
                                                  -----------   -----------   -----------   -----------   -----------
Basic EPS.......................................  $      .14    $      .01    $     -       $     -       $      .15
                                                  -----------   -----------   -----------   -----------   -----------
Diluted EPS.....................................  $      .14    $      .01    $     -       $     -       $      .15
                                                  -----------   -----------   -----------   -----------   -----------





         Six Months Ended June 30, 2000
         ------------------------------
Revenues........................................  $  116,133    $      972    $        -    $   (1,685)   $  115,420
Costs and expenses..............................     104,514        (1,186)          270        (1,416)      102,182
                                                  -----------   -----------   -----------   -----------   -----------
Income from continuing operations before income
  taxes and cumulative change in accounting
  principle.....................................      11,619         2,158          (270)         (269)       13,238
Provision (benefit) for income taxes............       3,805           553           (94)          103         4,367
                                                  -----------    -----------   -----------   -----------   -----------
Income from continuing operations before
  cumulative
  effect of change in accounting principle......       7,814         1,605          (176)         (372)        8,871
Income from discontinued operations.............           -             -             -           372           372
                                                  -----------    -----------   -----------   -----------   -----------
Cumulative effect of change in accounting
  principle.....................................           -             -        (1,013)            -        (1,013)
                                                  -----------    -----------   -----------   -----------   -----------
Net income......................................       7,814         1,605        (1,189)            -         8,230
Dividends on preferred shares...................           4             -             -             -             4
                                                  -----------    -----------   -----------   -----------   -----------
Net income applicable to common shareholders....  $    7,810    $    1,605    $   (1,189)   $        -    $    8,226
                                                  -----------    -----------   -----------   -----------   -----------
Basic EPS.......................................  $      .35    $      .07    $     (.05)   $     -       $      .36
                                                  -----------    -----------   -----------   -----------   -----------

Diluted EPS.....................................  $      .34    $      .07    $     (.05)   $     -       $      .36
                                                  -----------    -----------   -----------   -----------   -----------


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

Note 3 - Treasury Stock Purchases

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 3 million shares during subsequent board meetings. At June 30, 2001, the Company had purchased 2.6 million shares under these authorizations for a total consideration of $62.6 million, an average price of $24.07 per share.

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

                                                                             Three Months Ended   Six Months Ended
                                                                                  June 30,            June 30,
                                                                            -------------------- --------------------
                                                                              2001       2000      2001      2000
Basic Earnings Per Share:                                                   --------- ---------- --------- ----------
Earnings:

Income from continuing operations before cumulative effect
  of change in accounting principle......................................   $  4,823  $   3,190  $  12,341 $   8,871
Less dividends on preferred shares.......................................          -          2          -         4
                                                                            --------- ---------- --------- ----------
Income from continuing operations before cumulative effect of change in
  accounting principle applicable to common stockholders.................   $  4,823  $   3,188  $  12,341 $   8,867
                                                                            --------- ---------- --------- ----------
Shares:
Weighted average shares outstanding......................................     21,403     22,516     21,704    22,533
                                                                            --------- ---------- --------- ----------


Diluted Earnings Per Share:
Earnings:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders after assumed
  conversions............................................................   $  4,823  $   3,190  $  12,341 $   8,871
                                                                            --------- ---------- --------- ----------
Shares:
Weighted average shares outstanding......................................     21,403     22,516     21,704    22,533
Assumed conversion of preferred stock....................................          -         69          -        69
Assumed exercise of options..............................................         26        149         30       133
                                                                            --------- ---------- --------- ----------
Weighted average number of shares, as adjusted...........................     21,429     22,734     21,734    22,735
                                                                            --------- ---------- --------- ----------


Note 5 - Discontinued Operations

     On December 31, 2001 the Company completed the sale of its wholly owned subsidiary UFL. The Company received a $2.8 million dividend and $1.2 million from the sale of 100% of UFL stock. Net assets of $4.2 million and $4.5 million have been segregated on the June 30, 2001 and December 31, 2000 Consolidated Balance Sheets, respectively. The sale is not expected to have a significant impact on reported earnings or stockholders' equity for 2001. Assets and liabilities of UFL's discontinued operations were as follows:


                                                                           June 30,        December 31,
                                                                        ---------------   ---------------
                                                                             2001              2000
                                                                        ---------------   ---------------
                 Cash...............................................    $           57    $          704
                 Available-for-sale investments, current............               185               495
                 Amount due from coinsurer..........................            14,449            12,242
                 Available-for-sale investments, non-current........             7,416             6,795
                 Investment pledged.................................             1,800             1,799
                 Property and equipment, net........................               741               699
                 Goodwill, net......................................               578               616
                 Other assets.......................................             2,898             2,082
                                                                        ---------------   ---------------
                 Total assets.......................................            28,124            25,432
                                                                        ---------------   ---------------
                Accident and health reserves.......................             14,449            12,242
                Life insurance reserves, current...................                968               976
                Accounts payable and accrued expenses..............                716                54
                Life insurance reserves, non-current...............              7,744             7,656
                                                                        ---------------   ---------------
                Total Liabilities..................................             23,877            20,928
                                                                        ---------------   ---------------
                Net assets of UFL's discontinued operations........     $        4,247    $        4,504
                                                                        ---------------   ---------------


     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Cash flow impacts of discontinued operations have been segregated in the Consolidated Statements of Cash Flows. Details of income from discontinued operations, net of income tax, are as follows:

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                    ----------------------   -----------------------
                                                                     2001         2000         2001         2000
                                                                    ----------  ----------   ----------   ----------
Revenues.........................................................   $     267   $     512    $     552    $   1,685
                                                                    ----------  ----------   ----------   ----------
Income (loss) from discontinued operations, net of tax benefit of $0 and $180 for three months and $0 and $103 for the six
  months ended June 30, 2001 and 2000, respectively..............   $    (102)  $     229    $      56    $     372
                                                                    ----------  ----------   ----------   ----------


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

     Accounting Change
     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This Staff Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective no later than the fourth fiscal quarter of the fiscal years, beginning after December 15, 1999. The Company implemented SAB 101 in the fourth quarter of 2000 but effective January 1, 2000, and has deferred the non-refundable $10 Membership and $47 of the associate enrollment fees and the related direct incremental costs associated with services provided members and associates in return for such fees. These deferred revenues and related costs will be amortized to income over the estimated life of the Membership or the estimated average active service period of associates which at June 30, 2001 were 3.6 years and one year, respectively. The implementation of SAB 101 resulted in a cumulative effect type adjustment of $1.0 million, net of tax, which decreased net income for the six months ended June 30, 2000. See Note 1.



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have reviewed the accompanying consolidated balance sheet of Pre-Paid Legal Services, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 22, 2002






ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------


         Results of Operations

     The Company reported net income applicable to common shares of $12.4 million, or $.57 per diluted common share, for the six months ended June 30, 2001, up 51% from net income applicable to common stockholders of $8.2 million, or $.36 per diluted common share, for the comparable period of the prior year after an after-tax charge of $1.0 million relating to the cumulative effect on prior years of adopting SAB 101. See Note 6.

     Membership fees totaled $126.4 million during 2001 compared to $99.6 million for 2000, an increase of 27%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 12% during the six months ended June 30, 2001 to 371,832 from 332,655 during the comparable period of 2000. At June 30, 2001, there were 1,179,705 active Memberships in force compared to 965,849 at June 30, 2000, an increase of 22%. Additionally, the average annual fee per Membership has increased from $241 for all Memberships in force at June 30, 2000 to $249 for all Memberships in force at June 30, 2001, a 3% increase. This increase is a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost and increased sales of the Business Owners' Legal Solutions plan.

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

     Product sales declined 96% during the six months ended June 30, 2001 to $33,000 from $811,000 for the comparable period of 2000 primarily due to the concentration on Membership sales as opposed to the sale of goods and services following the TPN acquisition. Product sales are expected to be immaterial in 2001 and future periods as the Company no longer encourages product sales.

     Other income remained relatively constant at $1.7 million for the first six months of 2000 and $1.6 million during the same period of 2001.

     Primarily as a result of the increase in Membership fees and associate services, total revenues increased to $147.1 million for the six months ended June 30, 2001 from $115.4 million during the comparable period of 2000, an increase of 27%.

     Membership benefits totaled $41.8 million for the six months ended June 30, 2001 compared to $31.7 million for the comparable period of 2000, an increase of 32%, and represented 33.1% and 31.8% of Membership fees for 2001 and 2000, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated benefit.

     Commissions to associates increased 14% to $55.1 million for the six months ended June 30, 2001 compared to $48.5 million for the comparable period of 2000, and represented 44% and 49% of Membership fees for such periods. These amounts were reduced by $1.2 million and $900,000, respectively, representing Membership lapse fees. These fees are determined by applying the prime interest rate to the advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions payments due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commissions. Commissions to associates per new membership sold were $150 per membership for the six months ended June 30, 2001 compared to $145 for the comparable period of 2000.

     Associate services and direct marketing expenses increased to $16.0 million for the six months ended June 30, 2001 from $9.9 million for the comparable period of 2000. Fast Start bonuses incurred were approximately $6.2 million during the first six months of 2001 compared to $3.5 million in the same period of 2000. Additional costs due to increased enrollment of new associates and purchases of marketing and promotional supplies by associates also contributed to the increase. These expenses also include marketing costs, other than commissions, that are directly associated with new Membership sales.

     General and administrative expenses during the six months ended June 30, 2001 and 2000 were $13.9 million and $10.6 million, respectively, and represented 11.0% and 10.6% of Membership fees for such years. Management expects gradual decreases in general and administrative expenses when expressed as a percentage of Membership fees as a result of certain economies of scale.

     Product costs declined to $32,000 for the six months ended June 30, 2001 from $590,000 for the comparable period of 2000 in conjunction with the 96% decline in product sales. Product costs are expected to be immaterial in 2001 and future periods as the Company no longer encourages product sales.

     Other expenses, which include depreciation and amortization and premium taxes reduced by interest income, increased to $2.0 million for the 2001 period from $931,000 for the comparable period of 2000. Depreciation and amortization increased to $1.9 million for the first six months of 2001 from $1.3 million for the comparable period of 2000. Premium taxes increased from $900,000 for the six months ended 2000 to $1.0 million for the same period of 2001. Interest income declined by approximately $154,000 from the first six months of 2000 to $1.2 million due to lower investment balances and lower interest rates.

     The Company has recorded a provision for income taxes of $6.0 million (32.6% of pretax income) for the first six months of 2001 compared to $4.4 million (33.0% of pretax income) for the same period of 2000.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Income from discontinued operations, net of income tax, are $56,000, net of tax of $0 and $372,000 net of tax benefit of $103,000 for the six months ended June 30, 2001 and 2000, respectively.

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

     Total revenues increased 29% or approximately $17.2 million to $76.8 million in the second quarter of 2001 compared to $59.6 million in the second quarter of 2000, primarily as a result of increases in membership premiums. The membership premium increase of 30% primarily resulted from an increase in the number of average active memberships during the second quarter of 2001 compared to the similar period in 2000.

     Membership benefits totaled $21.8 million in the 2001 second quarter compared to $16.6 million in the 2000 second quarter and resulted in a loss ratio of 32% for both periods.

     Commissions to associates increased 16% to $31.4 million for the three months ended June 30, 2001 compared to $27.1 million for the comparable period of 2000, and represented 47% and 53% of Membership fees for such periods. These amounts were reduced by $640,000 and $481,000, respectively, representing Membership lapse fees. Commissions to associates per new membership sold were $165 per membership for the three months ended June 30, 2001 compared to $158 for the comparable period of 2000.

     The above factors resulted in a 2001 second quarter net income applicable to common shareholders of $4.7 million, or $.22 per share, diluted, compared to $3.4 million, or $.15 per share, for the second quarter of 2000.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Income (loss) from discontinued operations, net of income tax, are $(102,000), net of tax of $0 and $229,000 net of tax benefit of $180,000 for the three months ended June 30, 2001 and 2000, respectively.

         Liquidity and Capital Resources
         -------------------------------

     General
     Consolidated net cash provided by operating activities of continuing operations was $13.8 million for the first six months of 2001 compared to cash provided of $7.4 million for the 2000 period. The increase of $6.4 million in cash provided by operating activities during the first six months of 2001 compared to the same period of 2000 resulted primarily from the increase in net income of $4.2 million, an increase in deferred member and associate service cost of $3.5 million, a $1.2 million increase in the provision for deferred income taxes and a $1.1 million increase in accounts payable and accrued expenses offset by a decrease in deferred revenue and fees of $4.8 million.

     Consolidated net cash provided by investing activities of continuing operations was $1.2 million for the first six months of 2001 compared to net cash used in investing activities of $5.1 million for the comparable period of 2000. This $6.2 million increase in cash provided by investing activities resulted primarily from the $7.9 million change in the maturities and sales of investments offset by a $563,000 increase in the purchases of investments and the $2.2 million increase in net additions to property and equipment.

     Net cash used in financing activities of continuing operations during the first six months of 2001 was $15.9 million compared to $3.0 million for the comparable period of 2000. This $12.9 million change was primarily comprised of the $12.5 million used to acquire treasury stock during the first six months of 2001.

     The Company had a consolidated working capital surplus of $5.7 million at June 30, 2001, a decrease of $1.6 million compared to a consolidated working capital of $7.3 million at December 31, 2000. The $1.6 million decrease in working capital during the first six months of 2001 was primarily the result of a $900,000 increase in deferred Membership revenue and fees, a $800,000 increase in Membership benefits, a $1.0 million decrease in cash and a $2.1 million decrease in deferred income taxes offset by a $3.3 million decrease in accounts payable and accrued expenses.

     At June 30, 2001 the Company reported $25.6 million in cash and investments (after utilizing more than $15.8 million to purchase approximately 917,000 shares of its common stock during the six months ending June 30, 2001) compared to $31.5 million at December 31, 2000. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the six months ended June 30, 2001, the Company advanced commissions of $55.1 million on new Membership sales compared to $49.0 million for the same period of 2000. Since approximately 94% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and commissions payable on those Memberships are withheld to recover the advance.

     The Company expenses advance commissions ratably over the first month of the related membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its advance commission payments outstanding for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned commission payments to associates for the six months ended June 30, 2001 were:

                                                                                  (Amounts in 000's)

Beginning unearned advance commission payments (1)...............................   $   167,193
Advance commission payments, net.................................................        55,147
Earned commissions applied.......................................................       (28,234)
Advance commission payment write-offs............................................          (929)
                                                                                    ------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       193,177
Estimated unrecoverable advance commission payments (1)..........................       (12,770)
Ending unearned advance commission payments, net (1).............................   ------------
                                                                                    $   180,407
                                                                                    ------------


          (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $16.8 million. As such, at June 30, 2001 future commission payments and related expense should be reduced as unearned advance commission payments of $163.6 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. The Company reduces unearned advance commission payments or remits payment to an associate, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, the Company generates an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. Any remaining unearned advance commission payment may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered.

     The Company has the contractual right to require associates to repay unearned advance commission payments from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission payments are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, the Company has not demanded repayments of the unearned advance commissions from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt the Company's relationships with its sales associates. This business decision by the Company has a significant effect on the Company's cash flow by electing to defer collection of advance payments of which approximately $12.8 million were not expected to be collected from future commissions at June 30, 2001. However, the Company regularly reviews the unearned advance commission payments status of associates and will exercise its right to require associates to repay advances when management believes that such action is appropriate.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at June 30, 2001 of $21.2 million. The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $25 to $35 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases. The Company continues to consider incurring indebtedness in order to continue or increase the rate of stock purchases, including financing its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase stock.

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

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, UFL and PPLSIF. The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At June 30, 2001, neither UFL nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the respective insurance commissioners. PPLCI had approximately $5 million in surplus funds available for payment of an ordinary dividend.

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

                                                                                                  Estimated fair
                                                                         Hypothetical change       value after
                                                                           in interest rate     hypothetical change
                                                             Fair Value    (bp=basis points)      in interest rate
                                                             -----------  --------------------   -------------------

Fixed-maturity investments at June 30, 2001 (1)............. $   21,435   100 bp increase           $     20,546
                                                                          200 bp increase                 19,721
                                                                          50 bp decrease                  21,754
                                                                          100 bp decrease                 22,238

Fixed-maturity investments at December 31, 2000 (1)......... $   25,480   100 bp increase           $     24,635
                                                                          200 bp increase                 23,773
                                                                          50 bp decrease                  25,882
                                                                          100 bp decrease                 26,261

--------------------

(1) Excluding short-term investments with a fair value of $3.9 million at June 30, 2001 and December 31, 2000, respectively. Includes UFL investments with a fair value of $9.4 million and $9.1 million at June 30, 2001 and December 31, 2000, respectively

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2001 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $1.7 million at that date. At December 31, 2000, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $1.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

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

(a)   Exhibits: None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PRE-PAID LEGAL SERVICES, INC.


Date: February 22, 2002           /s/ Randy Harp
                                  ------------------------------------
                                  Randy Harp
                                  Chief Operating Officer
                                  (Duly Authorized Officer)



Date: February 22, 2002           /s/ Steve Williamson
                                  ------------------------------------
                                  Steve Williamson
                                  Chief Financial Officer
                                  (Principal Accounting Officer)