Form 10-K405
period 2001-12-31
PRE PAID LEGAL SERVICES INC
filed 2002-03-15
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 1-9293
         --------------------------------------------------------------

                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        Oklahoma                                              73-1016728
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)

     321 East Main
     Ada, Oklahoma                                                 74820
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (580) 436-1234


Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                        Name of each exchange on
    Title of each class                                      which registered
    -------------------                                  -----------------------
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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of the filing: As of February 28, 2002 - $370,000,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 28, 2002 there were 20,168,524 shares of Common Stock, par value $.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Company's definitive proxy statement for its 2002 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.


                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the year ended December 31, 2001

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

ITEM 6.       SELECTED FINANCIAL DATA

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              General
              Measures of Member retention
              Results of Operations:
                  Comparison of 2001 to 2000
                  Comparison of 2000 to 1999
              Liquidity and Capital Resources
              Forward-Looking Statements
              Risk Factors

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

PART III.     **
---------

PART IV.
--------
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K

SIGNATURES

** Information required by Part III is incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of shareholders.






                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001


PART I.

ITEM 1.       DESCRIPTION OF BUSINESS
-------------------------------------

General

     Pre-Paid Legal Services, Inc. (the "Company") was one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. The Company's predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, the Company was formed and acquired its predecessor in a stock exchange. The Company began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 the Company implemented a legal expense benefit that provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. The Company's legal expense plans (referred to as "Memberships") currently provide for a variety of legal services in a manner similar to medical plans. In most states and provinces, standard plan benefits include preventive legal services, motor vehicle legal defense services, trial defense services, IRS audit services and a 25% discount off legal services not specifically covered by the Membership for an average monthly Membership fee of approximately $21. Additionally, in approximately 37 states, the Legal Shield rider can be added to the standard plan for only $1 per month and provides members with 24-hour access to a toll-free number for attorney assistance if the member is arrested or detained.

     Plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province. Members have direct, toll-free access to their provider law firm rather than having to call for a referral. At December 31, 2001, the Company had 1,242,908 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of such Memberships were in 29 states and the Canadian province of Ontario.


Acquisition of TPN, Inc. d.b.a. The Peoples Network ("TPN")

     TPN was merged into the Company effective October 2, 1998. Since its inception in 1994, TPN had marketed personal and home care products, personal development products and services together with PRIMESTAR(R) satellite subscription television service to its members through a network marketing sales force. TPN had a sales force of approximately 30,000 distributors at the time of the acquisition of which approximately 13,000 immediately became Company sales associates after the acquisition. Due to concentration on Membership sales and the recruitment of new sales associates after the acquisition, product sales dramatically declined and were eliminated entirely in 2000. The acquisition qualified as a "pooling of interests" for financial reporting purposes.


Universal Fidelity Life Insurance Company

     The Company completed its acquisition of Universal Fidelity Life Insurance Company ("UFL") on December 30, 1998. UFL, based in Duncan, Oklahoma, was a subsidiary of Pioneer Financial Services, Inc. ("Pioneer"), which is a member of the Conseco group of companies. As part of the transaction, Pioneer Life
Insurance Company, a wholly owned subsidiary of Pioneer, entered into a 100% coinsurance agreement with UFL assuming all of the assets and liabilities relating to Medicare supplement and health care business written by UFL. UFL retained its existing life insurance business with annual premiums of approximately $1 million and continued to provide claims processing for the coinsured Medicare supplement and health care policies and receive full cost reimbursement for such services. UFL marketed primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. The acquisition of UFL was accounted for using the purchase method of accounting for business combinations.

     On December 31, 2001 the Company completed the sale of UFL. The Company received a $2.8 million dividend and $1.2 million from the sale of 100% of UFL stock. As a result of this sale, as required by discontinued operations accounting, UFL's net assets of $4.5 million have been segregated on the Consolidated Balance Sheet as of December 31, 2000. UFL's results of operations of $(504,000), $649,000 and $826,000, net of tax, have also been segregated in the Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999, respectively.


Industry Overview

     Legal service plans, while used in Europe for more than one hundred years and representing more than a $4 billion European industry, were first developed in the United States in the late 1960s. Since that time, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. According to the latest estimates developed by the National Resource Center for Consumers of Legal Services ("NRC"), there were 157 million Americans without any type of legal service plan. The NRC estimates that 115 million Americans were entitled to service through at least one legal service plan in 2000 although more than half are "free" plans that generally provide limited benefits on an automatic enrollment without any direct cost to the individual. The 115 million Americans compares to 4 million in 1981, 15 million in 1985, 58 million in 1990 and 98 million in 1996. The legal service plan industry continues to evolve and market acceptance of legal service plans, as indicated by the continuing growth in the number of individuals covered by plans, is increasing.

     Legal service plans are offered through various organizations and marketing methods and contain a wide variety of benefits. Free plans include those sponsored by labor unions, elder hotlines, the American Association of Retired Persons and the National Education Association according to NRC estimates, and accounted for approximately 57% of covered persons in 2000. The NRC estimates that an additional 26% are covered by employee assistance plans that are also automatic enrollment plans without direct cost to participants designed to provide limited telephonic access to attorneys for members of employee groups. Free plans and employee assistance plans therefore comprise approximately 83% of covered persons in 2000. Employer paid plans pursuant to which more comprehensive benefits are offered by the employer as a fringe benefit and the Armed Forces are each estimated by the NRC to account for approximately 5% of covered persons in 2000.

     According to the NRC, the remaining covered persons in 2000 were covered by individual enrollment plans, other employment based plans, including voluntary payroll deduction plans, and miscellaneous plans. These plans were estimated by the NRC to account for approximately 7% of the market in 2000 and represent the market segment in which the Company primarily competes. According to the NRC, these plans typically have more comprehensive benefits, higher utilization, involve higher costs to participants, and are offered on an individual enrollment or voluntary basis.

     Of the current work force covered by legal service plans, only 7% were estimated by the NRC to be covered by plans having full coverage. The Company believes these plans include benefits comparable to those provided by the Company's Memberships. Accordingly, the Company believes that significant opportunities exist for successful marketing of the Company's Memberships to employee groups and other individual consumers.

     According to the latest estimates of the census bureaus of the United States and Canada, currently the two geographic areas in which the Company operates, the number of households in the combined area exceeds 125 million. Since the Company has always disclosed its members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students, the Company believes that its market share should be viewed as a percentage of households. Historically, the Company's primary market focus has been the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on the Company's belief that the upper ten percent may already have a relationship with an attorney or law firm and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 100 million households, the Company currently has a 1% share of the estimated market based on its existing 1.2 million active memberships and, over the last 29 years, an additional 2% of households have previously purchased, but no longer own, memberships. The Company routinely remarkets to previous members and reinstated approximately 54,000 and 48,000 Memberships during 2001 and 2000, respectively.


Description of Memberships

     The Memberships sold by the Company generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by the Company to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to the Company in managing claims risk. At December 31, 2001, Memberships subject to the capitated provider law firm arrangement comprised approximately 99% of the Company's active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and the Company's referral attorney network is utilized.

     Family Legal Plan
     The Family Legal Plan currently marketed in most jurisdictions by the Company consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for more than 90% of the Company's Membership fees in 2001 and approximately 95% of the outstanding Memberships at December 31, 2001. In addition to the Family Legal Plan, the Company markets other specialized legal services products specifically related to employment in certain professions described below.

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

     Preventive Legal Services. These benefits generally offer unlimited toll-free access to a member's provider law firm for advice and consultation on any legal matter. These benefits also include letters and phone calls on the member's behalf, review of personal contracts and documents, each up to 10 pages in length, last will and testament preparation for the member and annual will reviews at no additional cost. Additional wills for spouse and other covered members may be prepared at a cost of $20.

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

     With pre-trial benefits limited to 2.5 hours to 4.5 hours based on the Membership year for trial defense (without the pre-trial option described) and
3.5 hours for the IRS audit benefit, these benefits do not ensure complete pre-trial coverage. In order to receive additional pre-trial IRS audit or trial defense benefits, a matter must actually proceed to trial. The costs of pre-trial preparation that exceed the benefits under the Membership are the responsibility of the member. Provider law firms under the closed panel Membership have agreed to provide to members any additional pre-trial services beyond those stipulated in the Membership at a 25% discount from the provider law firm's customary and usual hourly rate. Retainer fees for these additional services may be required.

     Preferred Member Discount. Provider law firms have agreed to provide to members any legal services beyond those stipulated in the Membership at a fee discounted 25% from the provider law firm's customary and usual hourly rate.

     Legal Shield Benefit
     In approximately 37 states, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. There were approximately 591,000 Legal Shield subscribers at December 31, 2001 compared to approximately 325,000 at December 31, 2000.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. The Company began operations in Ontario and British Columbia during 1999, Alberta in February 2001 and Manitoba in August 2001. Benefits of the Canadian plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2001 were approximately $4.3 million in U.S. dollars compared to $3.8 million collected in 2000 and $1.0 million collected in 1999. The Company plans to expand operations in other provinces and territories of Canada.


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

     Business Owners' Legal Solutions Plan
     The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and Membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $75 to $125 depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 36 states and represented approximately 3.8%, 5.5% and 3.8% of the Company's Membership fees during 2001, 2000 and 1999, respectively.

     Law Officers Legal Plan
     The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider law firm and provides legal services associated with administrative hearings. This plan was designed to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly rate of $16.00 or at a group rate of $14.95. The Company has members covered under the Law Officers Legal Plan in 27 states. The Law Officers Legal Plan offers the basic family legal plan benefits described above without the motor vehicle related benefits. These motor vehicle benefits are available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider law firm in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per Membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings are also available to members as a schedule of benefits, which increases with each Membership year. The schedule of benefits is similar to that offered under the Family Legal Plan Trial Defense, including the availability of the optional pre-trial hours described above for an additional $9.00 per month. During the years ended December 31, 2001, 2000 and 1999, the Law Officers Legal Plan accounted for approximately 1.5%, 4.8% and 2.1%, respectively, of the Company's Membership fees.

     Commercial Driver Legal Plan
     The Commercial Driver Legal Plan, developed in 1986, is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. This plan provides coverage on a closed panel plan basis for persons who drive a commercial vehicle. This legal service plan is currently offered in 48 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years  ended  December  31,  2001,  2000  and  1999,  this  plan  accounted  for approximately .9%, 2.5% and 1.1%, respectively, of Membership fees. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Plans underwritten by the Company are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 32 states and represented approximately 1.5%, .6% and .5% of the Company's Membership fees during 2001, 2000 and 1999, respectively.

     Comprehensive Group Legal Services Plan
     The Company introduced in late 1999 the Comprehensive Group plan, designed for the large group employee benefit market. This plan provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. Although the Company has not experienced any significant sales of this plan, the Company expects this plan to improve its competitive position in the large group market.


Provider Law Firms

     The Company's Memberships generally allow members to access legal services through a network of independent provider law firms under contract with the Company generally referred to as "provider law firms." Provider law firms are paid a fixed fee on a per capita basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by the Company to provider law firms in connection with the Memberships do not vary based on the type and amount of benefits utilized by the member, this arrangement provides significant advantages to the Company in managing its cost of benefits. Pursuant to these provider law firm arrangements and due to the volume of revenue directed to these firms, the Company has the ability to more effectively monitor the customer service aspects of the legal services provided and the financial leverage to help ensure a customer friendly emphasis by the provider law firms. Additionally, due to the volume of revenue that may be directed to particular provider law firms, the Company has access to larger, more diversified law firms. The Company, through its members, is typically the largest client base of its provider law firms.

     Provider law firms are selected to serve members based on a number of factors, including recommendations from provider law firms and other lawyers in the area in which the candidate provider law firm is located and in neighboring states, investigation by the Company of bar association standing and client references, evaluation of the education, experience and areas of practice of lawyers within the firm, on-site evaluations by Company management, and interviews with lawyers in the firm who would be responsible for providing services. Most importantly, these candidate law firms are evaluated on the firm's customer service philosophy. The vast majority of the provider firms are "AV" rated by Martindale-Hubbell, the highest rating possible. Martindale-Hubbell has maintained ratings for the legal community for over a century. According to Martindale-Hubbell, its ratings reflect the confidential opinions of bar members and the judiciary, and attest to the individual lawyer's legal ability and adherence to professional standards of ethics.

     The majority of provider law firms are connected to the Company via high-speed digital links to the Company's management information systems, thereby providing real-time monitoring capability. This online connection offers the provider law firm access to specially designed software developed by the Company for administration of legal services by the firm. These systems provide statistical reports of each law firm's activity and performance and allow approximately 96% of members to be monitored on a near real-time basis. The few provider law firms that are not online with the Company typically have a small Membership base and must provide various weekly reports to the Company to assist in monitoring the firm's service level. The combination of the online statistical reporting and weekly service reports for smaller provider law firms allows quality control monitoring of over 15 separate service delivery benchmarks. In addition, the Company regularly conducts extensive random surveys of members who have used the legal services of a provider law firm. The Company surveys each state every 60 days, compiles the results of such surveys and provides the provider law firms with copies of each survey and the overall summary of the results. If a member indicates on a survey the service did not meet their expectation, the member is contacted immediately to resolve the issue.

     Each month, provider law firms are presented with a comprehensive report of ratings related to the Company's online monitoring, member complaints, member survey evaluations, telephone reports and other information developed in connection with member service monitoring. If a problem is detected, immediate remedial actions are recommended by the Company to the provider law firms to eliminate service deficiencies. In the event the deficiencies of a provider law firm are not eliminated through discussions and additional training with the Company, such deficiencies may result in the termination of the provider law firm. The Company is in constant communication with its provider law firms and meets with them frequently for additional training, to encourage increased communications with the Company and to share suggestions relating to the timely and effective delivery of services to the Company's members.

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

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit the Company to terminate the Agreement for cause immediately upon written notice,
(c) require the firm to maintain a minimum amount of malpractice insurance on each of its attorneys, in an amount not less than $100,000, (d) preclude the Company from interference with the lawyer-client relationship, (e) provide for periodic review of services provided, (f) provide for protection of the Company's proprietary information and (g) require the firm to indemnify the Company against liabilities resulting from legal services rendered by the firm. The Company is precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, the Company enrolls a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without Company approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership. Provider law firms currently average approximately 60 employees each and on average are evenly split between support staff and lawyers.

     The Company has had occasional disputes with provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the provider law firms are owned by the Company so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, the Company believes that its relations with provider law firms are generally very good. At the end of 2001, the Company had provider law firms representing 45 states and three provinces compared to 43 states and two provinces at the end of 2000 and 41 states at the end of 1999. During the last three years, the Company's relationships with a total of four provider law firms were terminated by the Company or the provider law firm. Eight provider law firms have been under contract with the Company for more than eight years with the average tenure of all provider law firms being approximately 5 1/2 years.

     The Company has an extensive database of referral lawyers who have provided services to its members for use by members when a designated provider law firm is not available. Lawyers with whom members have experienced verified service problems, or are otherwise inappropriate for the referral system, are removed from the Company's list of referral lawyers.


Marketing

     Multi-Level Marketing
     The Company markets Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold and no commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, 16 others at December 31, 2001 compared to 11 others at December 31, 2000 due to additional commission levels added during 2001) who are in the line of associates who directly or indirectly recruited the selling associate. The Company provides training materials, organizes area-training meetings and designates personnel at the home office specially trained to answer questions and inquiries from associates. The Company offers various communication avenues to its sales associates to keep such associates informed of any changes in the marketing of its Memberships. The primary communication vehicles utilized by the Company to keep its sales associates informed include extensive use of email, an interactive voice-mail service, The Connection monthly magazine, the weekly Communication Show that may be viewed via the Company's Internet webcasts, an interactive voice response system and the Company's website, prepaidlegal.com.

     Multi-level marketing is primarily used for marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective members and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 74% of the Company's Memberships in force at December 31, 2001 compared to 73% and 75% at December 31, 2000 and 1999, respectively. Although other means of payment are available, approximately 73% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     The Company's marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit its sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what the Company perceives to be a growing interest among employers in the value of providing legal service plans to their employees. Memberships sold through employee groups constituted approximately 26% of total Memberships in force at December 31, 2001 compared to 27% and 25% at December 31, 2000 and 1999, respectively. The majority of employee group Memberships are sold to school systems, governmental entities and businesses. No group accounted for more than 1% of the Company's consolidated revenues from Memberships during 2001, 1999 or 1998. Substantially all group Memberships are paid on a monthly basis.

     Sales associates are generally engaged as independent contractors and are provided with training materials and are given the opportunity to participate in Company training programs. Sales associates are required to complete a specified training program prior to marketing the Company's Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by the Company prior to use. At December 31, 2001, the Company had 286,488 "vested" sales associates compared to 242,085 and 204,137 "vested" sales associates at December 31, 2000 and 1999, respectively. A sales associate is considered to be "vested" if he or she has personally sold at least three new Memberships per quarter or if he or she retains a personal Membership. A vested associate is entitled to continue to receive commissions on prior sales after all previous commission advances have been recovered. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. During 2001, the Company had 81,613 sales associates who personally sold at least one Membership, of which 46,687 (57%) made first time sales. During 2000 and 1999 the Company had 73,826 and 64,611 sales associates producing at least one Membership sale, respectively, of which 43,169 (58%) and 41,121 (64%), respectively, made first time sales. During 2001, the Company had 13,749 sales associates who personally sold more than ten Memberships compared to 11,055 and 8,284 in 2000 and 1999, respectively. A substantial number of the Company's sales associates market the Company's Memberships on a part-time basis only.

     The Company derives revenues from its multi-level marketing sales force, principally from a one-time enrollment fee of $65 from each new sales associate for which the Company provides initial marketing supplies and enrollment services to the associate. In January 1997, the Company implemented a new combination classroom and field training program, titled Fast Start to Success ("Fast Start"), aimed at increasing the level of new Membership sales per associate. The Fast Start program provides a direct economic incentive to existing associates to help train new recruits. Associates who successfully complete the program by writing three new Memberships and recruiting three new sales associates or by personally selling five new Memberships within 60 days of the associate's start date advance through the various commission levels at a faster rate and qualify for advance commissions. Associates in states that require the associate to become licensed will have 60 days from the issue date on their license to complete the same requirements. The program typically requires a fee of $184 per new associate, except for special promotions the Company implements from time to time, that is earned by the Company upon completion of the training program. Upon successful completion of the program, the sponsoring associates are paid certain training bonuses. Amounts collected from sales associates are intended primarily to offset the Company's costs incurred in recruiting and training and providing materials to sales associates and are not intended to generate profits from such activities. Other revenues from sales associates represent the sale of marketing supplies and promotional materials.

     Regional Vice Presidents
     The Company has a group of employees that serve as Regional Vice Presidents ("RVPs") responsible for associate activity in a given geographic region and with the ability to appoint independent contractors as Area Coordinators within the RVP's region. The RVPs have weekly reporting requirements as well as quarterly sales and recruiting goals. The RVP and Area Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and the Company. New products and initiatives will continue to be channeled through the RVPs and Area Coordinators. At December 31, 2001, the Company had 58 RVPs in place.

     Pre-Paid Legal Benefits Association
     The Pre-Paid Legal Benefits Association was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this association is open to sales associates that reach a certain level within the Company's marketing programs who also maintain an active personal legal services Membership. The Benefits Association is a separate association not owned or controlled by the Company and is governed by a 16 member Board of Directors, including four officer positions. None of the officers or directors of the Benefits Association serve in any such capacity with the Company. The Benefits Association employs a Director of Associate Benefits as well as a third-party benefits administration company, both paid by the Association. Affinity programs available to members of the Benefits Association include credit cards, long-distance plans including paging, wireless services and Internet service provider offerings, real estate planning programs and a travel club. As determined by its Board of Directors, some of the revenue generated by the Benefits Association through commissions from vendors of the benefit and affinity programs or contributed to the Benefits Association by the Company may be used to make open-market purchases of the Company's stock for use in stock awards to Benefit Association members based on criteria established by the Benefits Association. At December 31, 2001, approximately 21,000 shares had been purchased by the Benefits Association for future awards to its members.

     Cooperative Marketing
     The Company has in the past, and may in the future, develop marketing strategies pursuant to which the Company seeks arrangements with insurance and service companies that have established sales forces. Under such arrangements, the agents or sales force of the cooperative marketing partner market the Company's Memberships along with the products already marketed by the partner's agents or sales force. Such arrangements allow the cooperative marketing partner to enhance its existing customer relationships and distribution channels by adding the Company's product to the marketing partner's existing range of products and services, while the Company is able to gain broader Membership distribution and access to established customer bases.

     The Company has a cooperative marketing agreement with Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of Citigroup, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. The PFS cooperative marketing agreement resulted in approximately 13,000 and 12,000 Memberships during 2001 and 2000, respectively.

     The Company has had limited success with cooperative marketing arrangements in the past and is unable to predict with certainty what success it will achieve, if any, under its existing or future cooperative marketing arrangements.

     Internet Marketing Alliances
     The Company is continuing to develop an Internet marketing alliance strategy pursuant to which the Company will seek arrangements with established Internet companies. Under such proposed alliances, those visiting the web sites of the alliance partner will have the opportunity to learn more about legal service plans including the ability to immediately purchase a Membership on-line. Such arrangements allow the alliance partner to derive an additional revenue source from those already visiting their websites and allow the Company to benefit from the tremendous volume of individuals visiting such sites. Such alliances should allow the Company to gain broader Membership distribution and access to established customer bases of an alliance partner.


Operations

     The Company's corporate operations involve Membership application processing, member-related customer service, various associate-related services including commission payments, receipt of Membership fees, related general ledger accounting, and managing and monitoring the provider law firm relationships.

     The Company utilizes a management information system to control operations costs and monitor benefit utilization. Among other functions, the system evaluates benefit claims, monitors member use of benefits, and monitors marketing/sales data and financial reporting records. Dominant company concerns in the architecture of private networks and web systems include security, capacity to accommodate peak traffic, disaster recovery, and scalability. The Company believes its management information system has substantial capacity to accommodate increases in business data before substantial upgrades will be required. The Company believes this excess capacity will enable it to experience a significant increase in the number of members serviced with less than a commensurate increase of administrative costs.

     The Company has built a strong Internet presence to strengthen the services provided to both members and associates. The Company's Internet site, at www.prepaidlegal.com, welcomes the multifaceted needs of our members, sales force, investors, and prospects. It has also reduced costs associated with communicating critical information to the associate sales force.

     The Company's operations also include departments specifically responsible for marketing support and regulatory and licensing compliance. The Company has an internal production staff that is responsible for the development of new audio and video sales materials.


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


Competition

     The Company competes in a variety of market segments in the prepaid legal services industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. According to 2000 estimates by NRC (the most recent data available), an estimated 40% of the total estimated market in the segments in which the Company competes is served by a large number of small companies with regional areas of emphasis or union-based automatic enrollment plans. The remaining 60% of such market are served primarily by the Company and five other principal competitors: Hyatt Legal Plans (a MetLife company), ARAG Group (formerly Midwest Legal Services), LawPhone/ACS, National Legal Plan and Legal Services Plan of America (a GE Financial Assurance Partnership Marketing Group company, formerly the Signature Group). For employment-based plans other than employer paid, union-based automatic enrollment plans and employee assistance plans and for individual enrollment plans, the Company represents approximately 44% of the market share garnered by this group according to the NRC.

     If a greater number of companies seek to enter the prepaid legal services market, the Company will experience increased competition in the marketing of its Memberships. However, the Company believes its competitive position is enhanced by its actuarial database, its existing network of provider attorney law firms and its ability to tailor products to suit various types of distribution channels or target markets. The Company believes that no other competitor has the ability to monitor the customer service aspect of the delivery of legal services to the same extent the Company does. Serious competition is most likely from companies with significant financial resources and advanced marketing techniques.


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

     As of December 31, 2001, the Company or one of its subsidiaries was marketing new Memberships in 35 states or provinces that require no special
licensing  or  regulatory  compliance.   The  Company's  subsidiaries  serve  as
operating companies in 16 states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). Of the Company's total Memberships in force as of December 31, 2001, 36% were written in jurisdictions that subject the Company or one of its subsidiaries to insurance or specialized legal expense plan regulation.

     The Company began selling Memberships in the Canadian provinces of Ontario and British Columbia during 1999, Alberta during February 2001 and Manitoba during August 2001. The Memberships currently marketed by the Company in such provinces do not constitute an insurance product and therefore are exempt from insurance regulation.

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

     The  Company is required to register  and file  reports  with the  Oklahoma
Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and the Company or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's surplus, and must have prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI to the Company requires approval of the Oklahoma Insurance Commissioner. During each of 2001 and 2000, PPLCI declared a $5 million dividend payable to the Company of which $1.5 million was paid in 2000, $3.5 million paid in 2001 and the remaining $5 million in 2002. Additionally, during 2001, the Company received a $2.8 million dividend from UFL after receiving all necessary regulatory approvals. On December 31, 2001 the Company completed the sale of its wholly owned subsidiary UFL, after receiving all necessary regulatory approvals. Any change in control of the Company, defined as acquisition by any method of more than 10% of the Company's outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states, in which PPLCI operates, such as Texas, provide for comparable registration and regulation of the Company.

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


Employees

     At December 31, 2001, after the sale of UFL, the Company and its subsidiaries employed 586 individuals on a full-time basis, exclusive of independent agents and sales associates who are not employees. None of the Company's employees are represented by a union. Management considers its employee relations to be good.


Foreign Operations

     The Company began operations in the Canadian provinces of Ontario and British Columbia during 1999, Alberta in February 2001 and Manitoba in August 2001 and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $4.4 million in U.S. dollars during 2001 compared to $4.9 million and $2.7 million in 2000 and 1999, respectively. Due to the relative stability of the United States and Canadian foreign relations and currency exchange rates, the Company believes that any risk of foreign operations or currency valuations is minimal and would not have a material effect on the Company's financial condition, liquidity or results of operations.


ITEM 2.       DESCRIPTION OF PROPERTY
-------------------------------------

     The executive and administrative offices of the Company and its subsidiaries are located at 321 East Main Street, Ada, Oklahoma. These offices, containing approximately 40,000 square feet of office space, are owned by the Company. Additionally, the Company completed construction during 1999, of a new facility containing approximately 17,000 square feet of office and warehouse and shipping space. The Company now has three buildings on its property located approximately five miles from the Company's executive and administrative offices. The Company previously completed construction of its Customer Care facility during 1998 that contains approximately 10,000 square feet of office and call center space. The Customer Care facility is adjacent to the material distribution center constructed during 1997 containing 8,600 square feet that is now used for general office space. The Company currently fully utilizes these three existing facilities with combined square footage of more than 35,000 square feet and has begun construction of a new home office complex in Ada located approximately five miles from its current location. The new home office will be constructed on approximately 87 acres contributed to the Company by the City of Ada in 2001 as part of an economic development incentive package. Pursuant to the terms of the incentive package, the Company must construct its new building within five years with a completed value of at least $12 million or the acreage reverts back to the contributing entity. The Company chose the general contractor for the new complex in August 2001 and construction began in November 2001. Scheduled completion of the estimated $30 million complex, which will include a sales associate Hall of Fame and six-story tower, is June 2003. Costs incurred through December 31, 2001 of approximately $1.7 million have been paid from existing resources and cash flow.

     In addition to the property described above that is owned by the Company, the Company opened an additional Customer Care facility in Antlers, Oklahoma during March 2000, in building space provided by the City of Antlers at no cost to the Company. This facility contains approximately 50 Customer Care representatives with the option of adding another 50 to 100 representatives in the next two years. In conjunction with a rural economic development program coordinated by the City of Antlers, a new facility is being built at no cost to the Company that will accommodate more than 100 customer service representatives. The Company has agreed to lease the facilities upon completion of the construction.


ITEM 3.       LEGAL PROCEEDINGS
-------------------------------

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered judgment in favor of the defendants. The deadline for plaintiffs to file notice of their intent to appeal, if any, is thirty days from the date on which the judgment is entered.

     In January 2001, the Company received inquiries from the Division of Enforcement of the SEC requesting information relating primarily to the Company's accounting policies for commission advance receivables from sales associates. The Company has had no further contact from the Division of Enforcement. The Division of Enforcement's inquiries were informal and did not constitute a formal investigation or proceeding. The Company is unable to determine the ultimate outcome of this inquiry, including whether the Division of Enforcement will continue the inquiry subsequent to the Company's decision to restate its financial statements. As of March 8, 2002, the Company has had no further contact from the Division of Enforcement.

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. On August 14, 2001, Mr. Strykowski filed an amended complaint, which added Deloitte & Touche, the Company's previous outside auditors, as defendants. The complaints allege that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by improperly capitalizing commission expenses, caused the Company to allegedly pay increased salaries and bonuses based upon financial performance which was allegedly improperly inflated, and caused the Company to expend significant dollars in connection with the defense of its accounting policy, including cost incurred in connection with the defense of the securities class actions described above, and in connection with the repurchase of its own shares on the open market at allegedly artificially inflated prices. The derivative actions have been consolidated and are in the preliminary pleading stage. The Company believes that these derivative actions are related to the putative securities class actions described above and may be intended to circumvent the restrictions on those actions imposed by the Private Securities Litigation Reform Act of 1995. On February 15, 2002, the defendants moved to stay the derivative action pending a decision on the motion to dismiss the related securities class actions. On March 8, 2002, the Pre-Paid defendants withdrew that motion as moot in light of the March 5, 2002 order dismissing the putative securities class actions. On March 1, 2002, plaintiffs filed a consolidated amended derivative complaint making claims and allegations similar to those contained in the original derivative complaints. While the outcome of these cases is uncertain, based on the information currently available to the Company, it appears that the complaints should be dismissed because the plaintiffs failed to make or excuse the requisite demand that the Company pursue the claims of alleged misconduct as well as for failure to state a claim.

     In the second quarter of 2001 and through January 30, 2002, multiple lawsuits were filed against the Company, certain sales associates and other unnamed defendants in Alabama state courts by current or former members seeking unspecified actual and punitive damages for alleged breach of contract and fraud in connection with the sale of memberships. As of March 8, 2002, the Company was aware of 21 separate lawsuits involving approximately 114 plaintiffs that have been filed in multiple counties in Alabama, and additional suits of a similar nature have been threatened to be filed in Alabama and elsewhere by one or more of the counsel involved in these suits in Alabama. These cases make allegations similar to allegations made in cases previously filed against the Company in Alabama state courts by multiple plaintiffs which were previously settled for a payment of $1.5 million to settle claims by 97 separate claimants. In January 2002, one of the law firms representing individual plaintiffs filed a putative class action on behalf of all Alabama residents purchasing memberships seeking damages and injunctive relief based on alleged failures to provide coverage under the memberships. Based on the Company's preliminary investigation of the new cases, the facts involved are in many respects significantly different from the facts involved in the case the company previously settled. These cases are all in various stages of litigation, and the ultimate outcome of any particular case is not determinable.

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

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is putative class action filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The Complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. The Company intends to vigorously defend this case. The case is in the preliminary stages and the ultimate outcome is not determinable.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------
         None.



                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Market Price of and Dividends on the Common Stock
     At February 28, 2002, there were 5,510 holders of record (including brokerage firms and other nominees) of the Company's common stock which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange.

                                                                                     High       Low
2002:
  1st Quarter (through February 28)............................................     $ 27.45    $ 18.85

2001:
  4th Quarter .................................................................     $ 22.25    $ 15.05
  3rd Quarter..................................................................       22.48      15.80
  2nd Quarter..................................................................       24.75      10.04
  1st Quarter..................................................................       28.63      10.05

2000:
  4th Quarter..................................................................     $ 48.75    $ 23.56
  3rd Quarter..................................................................       34.44      29.38
  2nd Quarter..................................................................       34.75      26.00
  1st Quarter..................................................................       32.44      19.88

     The Company has never declared a cash dividend on its common stock. For the foreseeable future, it is anticipated that earnings generated from the operations of the Company will be used to finance the Company's growth and to purchase shares of its stock and that cash dividends will not be paid to holders of the common stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years' net profits. During each of 2001 and 2000, PPLCI declared a $5 million dividend payable to the Company of which $1.5 million was paid in 2000, $3.5 million paid in 2001 and the remaining $5 million in 2002. Additionally, during 2001, the Company received a $2.8 million dividend from UFL after receiving all necessary regulatory approvals. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 2001, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner while PPLCI had approximately $5.6 million in surplus funds available for payment of an ordinary dividend.

     The Company has a line of credit with Bank of Oklahoma, N.A. as described in "Management's Discussion and Analysis - Liquidity and Capital Resources," which prohibits payment of cash dividends on its common stock.

Recent Sales of Unregistered Securities
         None.



ITEM 6.       SELECTED FINANCIAL DATA
-------------------------------------

     The following table sets forth selected financial and statistical data for the Company as of the dates and for the periods indicated. As a result of the 1998 fourth quarter acquisition of TPN, Inc. ("TPN") that was accounted for as a pooling of interests, the 1997 and 1998 periods have been restated to include the operating results of TPN. This information is not necessarily indicative of the Company's future performance. The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


                                                                           Year Ended December 31,
                                                            -------------------------------------------------------
                                                               2001         2000       1999       1998      1997
                                                            ---------    ---------   --------   --------  ---------
Income Statement Data:                                  (In thousands, except ratio, per share and Membership amounts)
  Revenues:
    Membership fees.........................................$ 263,514    $ 211,763   $153,918   $107,393  $ 74,555
    Associate services......................................   36,485       30,372     22,816     17,255    12,143
    Product sales...........................................       60        1,016      5,888     27,779    41,070
    Other...................................................    3,602        3,232      3,809      2,901     1,867
                                                             ---------   ----------  ---------  --------- ---------
      Total revenues........................................  303,661      246,383    186,431    155,328   129,635
                                                             ---------   ----------  ---------  --------- ---------
  Costs and expenses:
    Membership benefits.....................................   87,429       69,513     51,089     35,465    24,684
    Commissions.............................................  111,060       96,614     74,333     50,652    38,717
    Associate services and direct marketing.................   29,879       23,251     15,815     14,738    11,431
    General and administrative expenses.....................   28,243       21,524     19,280     21,902    20,311
    Product costs...........................................       33          675      4,174     17,967    27,017
    Other, net..............................................    5,884        4,403      3,226      2,152     1,626
                                                            ---------   ----------  ---------  --------- ---------
      Total costs and expenses..............................  262,528      215,980    167,917    142,876   123,786
                                                            ---------   ----------  ---------  --------- ---------

Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle.......   41,133       30,403     18,514     12,452     5,849
  Provision for income taxes................................   13,519        9,550      6,480      1,013     3,962
                                                            ---------   ----------  ---------  --------- ---------
Income from continuing operations before cumulative
    effect of change in accounting principle................   27,614       20,853     12,034     11,439     1,887
Income (loss) from operations of discontinued UFL segment
    (net of applicable income tax benefit (expense) of
    $0, $387 and ($444) for years 2001, 2000 and 1999,
    respectively)...........................................     (504)         649        826          -         -
                                                            ---------   ----------  ---------  --------- ---------
Income before cumulative effect of change in accounting
    principle...............................................   27,110       21,502     12,860     11,439     1,887
  Cumulative effect of adoption of SAB 101 (net of
    applicable income tax benefit of $546)..................        -       (1,013)         -          -         -
                                                            ---------   ----------  ---------  --------- ---------
Net income..................................................   27,110       20,489     12,860     11,439     1,887
  Less dividends on preferred shares........................        -            4         10         10        13
                                                            ---------   ----------  ---------  --------- ---------
Net income applicable to common stockholders................$  27,110    $  20,485   $ 12,850   $ 11,429  $  1,874
                                                            ---------   ----------  ---------  --------- ---------

Basic earnings per common share from continuing
  operations before cumulative effect of accounting change.. $  1.28      $   .93     $   .52    $   .49   $   .08
Basic earnings per common share from discontinued
    operations..............................................    (.02)         .03         .04          -         -
                                                            ---------   ----------  ---------  --------- ---------
Basic earnings per common share before cumulative effect
    of change in accounting principle.......................    1.26          .96         .56        .49       .08
Cumulative effect of adoption of SAB 101....................       -         (.05)          -          -         -
                                                            ---------   ----------  ---------  --------- ---------
Basic earnings per common share............................. $  1.26      $   .91     $   .56    $   .49   $   .08
                                                            ---------   ----------  ---------  --------- ---------
Diluted earnings per common share from continuing
  operations before cumulative effect of accounting change.. $  1.28      $   .92     $   .51    $   .48   $   .08
Diluted earnings per common share from discontinued
    operations..............................................    (.02)         .03         .04          -         -
                                                            ---------   ----------  ---------  --------- ---------
Diluted earnings per common share before cumulative
    effect of accounting change.............................    1.26          .95         .55        .48       .08
Cumulative effect of adoption of SAB 101....................    -            (.05)          -          -         -
                                                            ---------   ----------  ---------  --------- ---------
Diluted earnings per common share........................... $  1.26      $   .90     $   .55    $   .48   $   .08
                                                            ---------   ----------  ---------  --------- ---------

Pro forma amounts assuming adoption of SAB 101 is retroactively applied:
  Net income................................................             $  21,502   $ 12,786   $ 11,155  $  1,726
  Basic earnings per common share...........................             $   .96     $   .55    $   .48   $   .07
  Diluted earnings per common share.........................             $   .95     $   .55    $   .47   $   .07

Weighted average number of common shares
    outstanding - basic.....................................   21,504       22,504     23,099     23,456    23,127
Weighted average number of common shares
    outstanding - diluted...................................   21,544       22,679     23,374     23,906    23,575

Membership Benefit Cost and Statistical Data:
  Membership benefits ratio (1).............................   33.2%        32.8%       33.2%      33.0%     33.1%
  Commissions ratio (1).....................................   42.1%        45.6%       48.3%      47.2%     51.9%
  General & administrative expense ratio (1)................   10.7%        10.2%       12.5%      20.4%     27.2%
  Product cost ratio (1)....................................   55.0%        66.4%       70.9%      64.7%     65.8%
  New Memberships sold......................................  728,295      670,118     525,352    391,827   283,723
  Period end Memberships in force...........................1,242,908    1,064,805     827,979    603,017   425,381

Cash Flow Data:
Net cash provided by continuing operating activities........$  37,801    $  23,201   $ 17,031   $ 11,295  $ 14,472
Net cash (used in) provided by continuing investing
   activities...............................................   (6,963)     (7,965)    12,070    (33,531)   (6,254)

Net cash (used in) provided by continuing financing
   activities...............................................  (27,414)     (13,714)   (26,687)     1,444     3,464

Balance Sheet Data:
  Total assets..............................................$ 85,720     $ 77,766    $ 58,156   $ 68,789  $ 57,745
  Total liabilities.........................................  43,496       35,999      25,518     23,218    25,237
  Stockholders' equity                                        42,224       41,767      32,638     45,571    32,508

-----------
(1) The Membership benefits ratio, the Commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. The product cost ratio represents product costs as a percentage of product sales. These ratios do not measure total profitability because they do not take into account all revenues and expenses.



ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------
General

     Membership Fees and Membership Benefit Costs
     The Company's principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis. The Company also charges new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related direct incremental costs are deferred and recognized in income over the estimated life of a Membership.

     Approximately 99% of active Memberships at December 31, 2001 have benefits delivered by a designated provider law firm with whom the Company has arranged for the services to be provided in a particular geographic area, typically a state or province. Provider law firms receive a fixed monthly payment for each member in their service area and are responsible for providing the Membership benefits without additional remuneration. The fixed cost aspect of this arrangement provides significant advantages to the Company in managing its claims risk. Pursuant to these provider law firm arrangements, the Company has the ability to more effectively monitor the quality of legal services provided and, due to the volume of claims that may be directed to particular provider law firms, has access to larger, more diversified law firms.

     Membership benefit costs relating to non-provider Memberships ("open panel" Memberships or Memberships in states where a provider law firm is not in place), which constituted approximately 1% of Memberships in force at December 31, 2001, are based on the usual, reasonable and customary fee for providing the required services. Such costs are generally paid on a current basis, as most costs are certain in amount and require only limited investigation. The Company maintains a reserve for estimated incurred but not reported open panel Membership benefit costs as well as costs which are in the payment process. These reserves are reviewed annually by an independent actuary as necessary in conjunction with the preparation and filing of financial statements and other reports with various state insurance regulatory authorities. Underwriting risks associated with the open panel Memberships are managed primarily through contractual benefit limitations and, as a result, underwriting decisions are not necessarily based on individual Membership purchases.

     Commissions to Associates
     Beginning with new Memberships written after March 1, 1995, the Company implemented a level commission schedule (approximately 27% per annum at December 31, 2001) with up to a three-year advance commission payment. Prior to March 1, 1995, the Company's commission program provided for advance commission payments to associates of approximately 70% of first year Membership premiums on new Membership sales and commissions were earned by the associate at a rate of approximately 16% in all subsequent years. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, the Company returned to a differential commission structure with rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from zero to 25% per annum based on the first 12 month Membership retention rate of the associate's sales organization.

     Prior to January 1997 the Company advanced commissions at the time of sale of all new Memberships. In January 1997, the Company implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the Fast Start training program that was implemented in 1997. For all sales beginning with the fourth Membership or all sales made by an associate successfully completing the Fast Start training program, the Company currently advances commission payments at the time of sale of a new Membership. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to three years commission earnings before March 1, 2002, and an amount equal to up to one year commission earnings thereafter. Although the average number of marketing associates receiving an advance commission payment on a new Membership is 17, the overall initial advance may be paid to more than thirty different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate's unearned advance commission balance to the Company.

     Although the Company, prior to March 1, 2002, advanced its sales associates up to three years commission when a membership is sold, the average commission advance paid to its sales associates as a group is actually less than 3 years because some associates choose to receive less than a 3-year advance and the Company pays less than a 3-year advance on some of its specialty products. Also, any residual commissions due an associate (defined as commission on an individual membership after the advance has been earned) are retained to reduce any remaining unearned commission advance balances prior to being paid to that sales associate. The average commission advance in 2001, 2000 and 1999 was approximately 2.18 years, 2.31 years and 2.43 years, respectively.

     The Company expenses advance commissions ratably over the first month of the related membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates for the following years ended December 31 were:

                                                                        2001            2000            1999
                                                                        ----            ----            ----
                                                                                 (Amounts in 000's)
Beginning unearned advance commission balances (1)..................$  167,193      $  125,257      $   87,263
Advance commissions, net............................................   110,211          97,500          74,800
Earned commissions applied..........................................   (63,870)        (48,255)        (36,806)
Advance commission write-offs (2)...................................    (1,925)         (7,309)              -
                                                                     ----------     -----------     -----------
Ending unearned advance commission balances before estimated
  unrecoverable balances (1)........................................   211,609         167,193         125,257
Estimated unrecoverable advance commission balances (1) (3).........   (15,868)        (11,055)         (4,544)
                                                                     ----------    ------------    ------------
Ending unearned advance commission balances, net (1)................$  195,741     $   156,138     $   120,713
                                                                    -----------    ------------    ------------

     (1)These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.
     (2)In 2000, the Company began writing off unearned advanced commission balances rather than increasing the estimated unrecoverable balance when the associate had no remaining active memberships since the associate would no longer have any future commission earnings.
     (3)Increase in estimated unrecoverable balances in 2000 due to change in evaluation methodology such that the Company now evaluates the recoverability of non-vested associate commission advance balances on an individual associate basis as it does the advances to its active associates. Previously, the Company "pooled" the activity of non-vested associates and evaluated the recoverability of commissions as if the group of non-vested associates were a single associate.

     The ending unearned advance commission balances, net, above includes net unearned advance commission balances of non-vested associates of $20.0 million, $14.2 million and $9.9 million at December 31, 2001, 2000 and 1999, respectively. As such, at December 31, 2001 future commissions and related expense will be reduced as unearned advance commission balances of $175.7 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. The Company reduces unearned advance commission balances or remits payment to an associate, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, the Company generates an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance on Memberships written prior to March 1, 2002, and 100% on any Memberships written thereafter. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. Any remaining unearned advance commission balance may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered.

     Prior to March 1, 2002, the Company charged associates a fee on unearned advance commission balances relating to lapsed Memberships ("Membership lapse fee"). The fee that is recorded on the associates unearned commission balance is determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commission payments due the associate. The fees collected reduce commission expense. The Company's ability to recover these fees is primarily dependant on the associate selling new Memberships, which qualify for commission advances. The Company eliminated the Membership lapse fee for Memberships sold after March 1, 2002 in conjunction with the change in the commission structure described above.

     The Company has the contractual right to require associates to repay unearned advance commission balances from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission balances are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, the Company has not demanded repayments of the unearned advance commission balances from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt the Company's relationships with its sales associates. This business decision by the Company has a significant effect on the Company's cash flow by electing to defer collection of advance payments of which approximately $15.9 million were not expected to be collected from future commissions at December 31, 2001. However, the Company regularly reviews the unearned advance commission balance status of associates and will exercise its right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer "vested" because they fail to meet the Company's established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result the Company has no continuing obligation to individually account to these associates as it does to active associates and is entitled to retain all commission earnings that would be otherwise payable to these terminated associates. The Company does continue to reduce the unearned advance commission balances for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission balances were less than $1,000 and the average balance was $920 at December 31, 2001.

     Although the advance commissions are expensed ratably over the first month of the related Membership, the Company assesses, at the end of each quarter, on an associate-by-associate basis, the recoverability of each associate's unearned advanced commission balance by estimating the associate's future commissions to be earned on active Memberships. Each active Membership is assumed to lapse in accordance with the Company's estimated future lapse rate, which is based on the Company's actual historical Membership retention experience as applied to each active Membership's year of origin. The lapse rate is based on a 20-year history of Membership retention rates, which is updated quarterly to reflect actual experience. The Company also closely reviews current data for any trends that would affect the historical lapse rate. The sum of all expected future commissions to be earned for each associate is then compared to that associate's unearned advance commission balance. The Company estimates unrecoverable advance commission balances when expected future commissions to be earned on active Memberships (aggregated on an associate-by-associate basis) are less than the unearned advance commission balance. If an associate with an outstanding unearned advance commission balance has no active Memberships, the unearned advance commission balance is written off. Refer to "Measures of Member Retention - Expected Membership Life, Expected Remaining Membership Life" for a description of the method used by the Company to estimate future commission earnings.

     Further, the Company's analysis of the recoverability of unearned advance commission balances is also based on the assumption that the associate does not write any new Memberships. The Company believes that this assessment methodology is highly conservative since its actual experience is that some associates do continue to sell new Memberships and the Company, through its chargeback rights, gains an additional source to recover unearned advance commission balances.

     Operating Ratios
     Three principal operating measures monitored by the Company in addition to measures of Membership retention are the Membership benefit ratio, commission ratio and the general and administrative expense ratio. The Membership benefits ratio, the Commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. The Company strives to maintain these ratios as low as possible while at the same time providing adequate incentive compensation to its sales associates and provider law firms. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

     Cash Flow Considerations Relating to Sales of Memberships
     The Company generally advances significant commissions at the time a Membership is sold. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly Membership fees are remitted and no additional commissions are paid on the Membership until all previous unearned advance commission balances have been fully recovered. Since the cash advanced at the time of sale of a new Membership may be recovered over a multi-year period, cash flow from operations may be adversely affected depending on the number of new Memberships written in relation to the existing active base of Memberships and the composition of new or existing sales associates producing such Memberships.

     Income Tax Matters-Net Operating Losses
     The Company has a net operating loss carryforward ("NOL") in the amount of $1.8 million as of December 31, 2001 representing the remaining NOLs of TPN. The ability of the Company to utilize NOLs and tax credit carryforwards to reduce future federal income taxes is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). One such limitation is contained in Section 382 of the Code, which imposes an annual limitation on the amount of a corporation's taxable income that can be offset by those carryforwards in the event of a substantial change in ownership as defined in Section 382 ("Ownership Change"). In general, an Ownership Change occurs if during a specified three-year period there are capital stock transactions that result in an aggregate change of more than 50% in the beneficial ownership of the stock of the Company. However, the Company does not have control over all possible variables which can affect the Ownership Change calculation and, accordingly, it is possible that an Ownership Change could occur in the future. The effect of any such Ownership Change on the Company's financial condition or results of operations cannot be determined because it is dependent upon unknown future facts and circumstances at the time of any such change, including, among others, the amount of the Company's NOLs, the fair market value of the Company's stock and the Company's other tax attributes. The acquisition of TPN by the Company constituted an Ownership Change of TPN. As a result, the ability of the Company to utilize TPN's remaining $1.8 million in NOLs is limited to approximately $954,000 per year. Although the Company did not utilize any of the TPN NOL during 1998, it did fully utilize the available amount during 1999 and 2000. NOLs of $954,000, $954,000 and $888,000 are expected to be utilized in the income tax returns for 2001, 2002 and 2003, respectively, and therefore the previously provided valuation allowance was reversed in the fourth quarter of 2001.

     Associate Services
     The Company derives revenues from services provided to its marketing sales force from an enrollment fee of approximately $65 from each new sales associate for which the Company provides initial sales and marketing supplies and enrollment services to the associate. In January 1997, the Company implemented a training program ("Fast Start") that allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this program typically pay a fee of $184, except for special promotions the Company implements from time to time, in addition to the $65. The fee covers the additional training and materials used in the training program and is recognized in income upon completion of the training. The Company enrolled 122,192 new sales associates during 2001 compared to 97,617 during 2000 and 92,644 during 1999, resulting in significant increases in associate services revenues and costs. Associate services also includes revenue recognized on the sale of marketing supplies and promotional material to associates. The Company's costs of providing materials and services to associates are reflected as costs of associate services and direct marketing. Amounts collected from sales associates are intended primarily to offset the Company's costs incurred in recruiting, training, monitoring and providing materials to sales associates and are not intended to generate significant profits from such activities.

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

     Insurance operations
     UFL retained its existing life insurance business as a part of the Company's 1998 acquisition of UFL. The life insurance operations of UFL generated approximately $1 million in life insurance premiums and continued to provide claims processing for the coinsured Medicare supplement and health care policies and receive full cost reimbursement for such services from the coinsurer. UFL marketed primarily to individuals, age 65 and over, in New Mexico, Oklahoma and Texas. On December 31, 2001 the Company completed the sale of UFL (See Note 2 to the Consolidated Financial Statements).

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

     As of December 31, 2001, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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



                                                                          Hypothetical change      Estimated fair value
                                                                           in interest rate          after hypothetical
                                                            Fair Value    (bp = basis points)     change in interest rate
                                                            ----------    -------------------     ------------------------
                                                                               (Dollars in thousands)
Fixed-maturity investments at December 31, 2001 (1)....      $  18,983    100 bp increase             $  17,635
                                                                          200 bp increase                16,437
                                                                          50 bp decrease                 19,575
                                                                          100 bp decrease                20,167

Fixed-maturity investments at December 31, 2000 (1)....      $  16,391    100 bp increase             $  15,772
                                                                          200 bp increase                15,145
                                                                          50 bp decrease                 16,674
                                                                          100 bp decrease                16,948

--------------------
(1)  Excluding short-term investments with a fair value of $3.3 million and $3.9
     million  at  December  31,  2001  and  2000,  respectively.   Excludes  UFL
     investments with a fair value of $9.1 million at December 31, 2000.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2001 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.5 million at that date. At December 31, 2000, and based on the fair value of fixed-maturity investments of $16.4 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $1.2 million at that date. The Company's increased sensitivity to rising interest rates is due to the increase in investments with maturities over ten years from $5.2 million at December 31, 2000 to $9.9 million at December 31, 2001. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Accounting Standards to be Adopted
     In July 2001, the Financial Accounting Standards Board issued new pronouncements: SFAS 141, "Business Combinations"; SFAS 142, "Goodwill and Other Intangible Assets"; and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 will not apply to the Company unless it enters into a future business combination. SFAS 142 requires that goodwill as well as certain other intangible assets be tested annually for impairment. In addition, the Statement eliminates the current requirement to amortize goodwill or intangible assets with indefinite lives, and is effective for fiscal years beginning after December 15, 2001. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 142 or 143 to materially impact its reported results.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144") is effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

Measures of Member Retention

     One of the major factors affecting the Company's profitability and cash flow is the ability of the Company to retain a Membership, and therefore continue to receive fees, once it has been sold. The Company monitors its overall Membership persistency rate, as well as the retention rates with respect to Memberships sold by individual associates and agents and retention rates with respect to Memberships by year of issue, geographic region, utilization characteristics and payment method, and other sub groupings.

     Terminology
     The following terms are used in describing the various measures of retention:

     o Membership life is a period that commences on the day of initial enrollment of a member and continues until the individual's Membership eventually terminates or lapses (the terms terminate or lapse may be used interchangeably here).

     o Membership age means the time since the Membership has been in effect.

     o Lapse rate means the percentage of Memberships of a specified group of Memberships that lapse in a specified time period.

     o Retention rate is the complement of a lapse rate, and means the percentage of Memberships of a specified group that remain in force at the end of a specified time period.

     o Persistency and retention are used in a general context to mean the tendency for Memberships to continue to remain in force, while the term persistency rate is a specific measure that is defined below.

     o Lapse rates, retention rates, persistency rates, and expected Membership life may be referred to as measures of Membership retention.

     o Expected Membership life means the average number of years a new Membership is expected to remain in force.

     o Blended rate when used in reference to any measure of member retention means a rate computed across a mix of Memberships of various Membership ages.

     o Expected remaining Membership life means the number of additional years that an existing member is expected to continue to renew from a specific point in time based on the Membership life.


     Variations in Membership Retention by Sub-Groups, Impact on Aggregate
 Numbers
     Company wide measures of Membership retention include data relating to members who can potentially be further sorted by identifiable sub-groupings. For example, Memberships may be subdivided into those owned by members who are or are not sales associates, to those who are or are not members of group plans, etc.

     Measures of Membership retention of different sub-groups may vary. For example, the Company's experience indicates that first year retention rate of Memberships owned by members who also are sales associates is approximately 10% better than retention of Memberships owned by non-associate members. While this correlation can be identified, the cause and effect relationship here cannot be isolated. These sales associate members may have a financial incentive to retain the Membership in order to continue to receive commissions. They also likely have a better understanding and appreciation of the benefits of the Membership, which may have contributed in fact to their decision to also become a sales associate. Additionally, members who have accessed the services of the provider law firms historically have higher retention rates than those who have not.

     All aggregate measures of Membership retention or expected life may be impacted by shifts in the underlying enrollment mix of sub-groups that have different retention rates. For example Memberships owned by non-associate new members have comprised an increasing percentage of new Memberships enrolled each year over the past five years. Since non-associate members have a known lower first year retention rate, a shift in mix alone will cause a reduction in reported aggregate retention measures and expected member life, even if the retention rates within each sub-group do not change. It is important to note that all blended rates discussed here may reflect the impact of such shifts in enrollment mixes. At December 31, 2001, 249,799 of the active 1,242,908 memberships were also vested associates which represents 20% of the total active memberships. The following table shows total new memberships sold during each year and the number and percentage of Memberships sold to persons who are associates.

                Total New        Associate
   Year        Memberships      Memberships         Ratio
   ----        -----------      -----------        -------
   1997          283,723            54,144          19.1%
   1998          391,827            69,890          17.8%
   1999          525,352            85,219          16.2%
   2000          670,118            90,684          13.5%
   2001          728,295           103,515          14.2%


     Variations in Retention over Life of a Membership, Impact on Aggregate Measures
     Measures of member retention also vary significantly by the Membership age. Historically, the Company has observed that Memberships in their first year have a significantly higher lapse rate than Memberships in their second year, and so on. The following chart shows the historical observed lapse rates and corresponding yearly retention rates as a function of Membership age. For example, 47.3% of all new Memberships lapse during the first year, leaving 52.7% still in force at the end of the first year. More tenured Memberships have significantly lower lapse rates. For example, by year seven lapse rates are under 10% and annual retention exceeds 90%. The following table shows as of December 31, 2001 the Company's blended retention rate and lapse rates based on its historical experience for the last 20 years. The blended retention and lapse rates as of the end of 2001 did not differ materially from those previously reported at the end of 2000.

          Membership Retention versus Membership Age
-----------------------------------------------------------
Membership      Yearly Lapse      Yearly        End of Year
   Year              Rate        Retention      Memberships
----------      ------------     ---------     ------------
       0               -          100.00%         100.0
       1             47.3%         52.7%           52.7
       2             29.9%         70.1%           36.9
       3             22.3%         77.7%           28.7
       4             18.3%         81.7%           23.5
       5             14.0%         86.0%           20.2
       6             11.1%         88.9%           17.9
       7              9.9%         90.1%           16.2



     Membership Persistency
     The Company's Membership persistency rate is a specific computation that measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus
(ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2001, the Company's annual Membership persistency rates, using the foregoing method, have averaged approximately 73.3%.

                Beginning            New                            Ending
   Year        Memberships       Memberships        Total         Memberships     Persistency
--------       -----------    ----------------     ---------      -----------     -----------
   1997           294,151           283,723          577,874         425,381          73.6%
   1998           425,381           391,827          817,208         603,017          73.8%
   1999           603,017           525,352        1,128,369         827,979          73.4%
   2000           827,979           670,118        1,498,097       1,064,805          71.1%
   2001         1,064,805           728,295        1,793,100       1,242,908          69.3%


     The Company's overall Membership persistency rate varies based on, among other factors, the relative age of total Memberships in force, and shifts in the mix of members enrolled. The Company's overall Membership persistency rate could become lower when the Memberships in force include a higher proportion of newer Memberships, as will happen following periods of rapid growth. The Company's overall Membership persistency rate could also become lower when the new enrollments include a higher proportion of non-associate members, a trend that has been observed over the past five years.

     Unless offset by other factors, these factors could result in a decline in the Company's overall Membership persistency rate as determined by the formula described above, but does not necessarily indicate that the new Memberships written are less persistent.

     Expected Membership Life, Expected Remaining Membership Life
     Using historical data through 2001 for all past Members enrolled, the expected Membership life can be computed to be approximately three years. This number represents the average number of years a new Membership can be expected to remain in force. Although about half of all new Memberships may lapse in the first year, the expected Membership life is much longer due to the contribution of higher annual retention rates in subsequent years.

     Since the Company's experience is that the retention rate of a given generation of new Memberships improves with Membership age, the expected remaining Membership life of a Membership also increases with Membership age. For example, while a new Membership may have an expected Membership life of three years, the expected remaining Membership life of a Membership that reaches its first year anniversary is approximately five years.

     Since the actual population of Memberships in force at any time is a distribution of ages from zero to more than 20 years, the expected remaining Membership life of the entire population at large greatly exceeds three years per Membership. As of December 31, 2001, based on the historical data described above, the current expected remaining Membership life of the actual population is over six years per Membership. This measure is used by the Company to estimate the future revenues expected from Memberships currently in place.

     Expected Membership life measures are based on more than 20 years of historical Membership retention data, unlike the Membership persistency rate described above which is computed from, and determined by, the most recent one-year period only. Both or these measures however include data from Memberships of all Membership ages and hence are referred to as "blended" measures.

     Actions that May Impact Retention in the Future
     The potential impact on the Company's future profitability and cash flow due to future changes in Membership retention can be significant. While blended retention rates have not changed significantly over the past five years, the Company has recently taken actions that may impact retention rates in the future. Since December 31, 2001, the Company has implemented several new initiatives aimed at improving the retention rate of both new and existing Memberships. Such initiatives include a revised compensation structure, effective March 1, 2002, featuring variable renewal commission rates ranging from zero to 25% per annum based on the 12 month Membership retention rate of the associate's sales organization; implementation of a "non-taken" administrative fee to sales associates of $35 for any Membership application that is processed by the Company after March 1, 2002, but for which a payment is never received; and, an increase in the amount of the commission "charge-back" (described above) for Memberships written after March 1, 2002 from 50% of the unearned Membership commission advance balance to 100% of the unearned Membership commission advance balance. The Company is also in the process of designing and implementing an enhanced member "life cycle" communication process aimed at both increasing the overall amount of communication from the Company to the members as well as more specific target messaging to members based on the length of their Membership as well as utilization characteristics. The Company believes that such efforts may increase the utilization by members and therefore lead to higher retention rates.


Results of Operations

     Comparison of 2001 to 2000
     The Company reported net income applicable to common shares of $27.1 million, or $1.26 per diluted common share, for 2001. The net income per diluted share was up 40% from net income applicable to common shares of $20.5 million, or $.90 per diluted common share, for 2000. The increase in the net income applicable to common shares for 2001 is primarily the result of increases in Membership fees for 2001 as compared to 2000.

     Membership fees totaled $263.5 million during 2001 compared to $211.8 million for 2000, an increase of 24%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 9% during 2001 to 728,295 from 670,118 during 2000. At December 31, 2001, there were 1,242,908 active Memberships in force compared to 1,064,805 at December 31, 2000, an increase of 17%. Additionally, the average annual fee per Membership has increased from $244 for all Memberships in force at December 31, 2000 to $251 for all Memberships in force at December 31, 2001, a 3% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member.

     Associate services revenue increased 20% from $30.4 million for 2000 to $36.5 million during 2001 as a result of more new associates recruited and as a result of Fast Start which resulted in the Company receiving training fees of approximately $17.5 million during 2001 compared to $16.8 million during 2000. The field-training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start typically requires a training fee of $184 per new associate, except for special promotions the Company implements from time to time, and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit three new sales associates or personally sell five Memberships within 60 days of becoming an associate. The $17.5 million and $16.8 million for 2001 and 2000, respectively, in training fees was collected from approximately 117,698 new sales associates who elected to participate in Fast Start in 2001 compared to 91,432 during 2000. New associates electing to participate in Fast Start increased to 96% of new associates during 2001 from 94% for 2000. Total new associates enrolled during 2001 were 122,192 compared to 97,617 for 2000, an increase of 25%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Product sales declined 94% during 2001 to $60,000 from $1.0 million in 2000 primarily due to the concentration on Membership sales as opposed to the sale of goods and services following the TPN acquisition. Product sales are expected to cease in future periods as the Company no longer allows product sales.

     Other income increased 11%, from $3.2 million to $3.6 million primarily due to the increase in Membership enrollment fees.

     Primarily as a result of the increase in Membership fees, total revenues increased to $303.7 million for 2001 from $246.4 million during 2000, an increase of 23%.

     Membership benefits totaled $87.4 million for 2001 compared to $69.5 million for 2000, and represented 33% of Membership fees for both years. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated benefit.

     Commissions to associates increased 15% to $111.1 million for 2001 compared to $96.6 million for 2000, and represented 42% and 46% of Membership fees for such years. These amounts were reduced by $2.2 million and $1.8 million, respectively, representing Membership lapse fees. These fees are determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commission payments. These fees will no longer be applicable after March 1, 2002. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during 2001 totaled 728,295, a 9% increase from the 670,118 sold during 2000.

     Associate services and direct marketing expenses increased to $29.9 million for 2001 from $23.3 million for 2000 primarily as a result of Fast Start training bonuses paid of approximately $9.0 million during 2001 compared to $8.9 million in 2000. Additional costs of supplies due to increased enrollment of new associates, purchases by associates and higher staffing requirements for associate related service departments also contributed to the increase. These expenses also include the costs of providing associate services and marketing costs other than commissions that are directly associated with new Membership sales.

     General and administrative expenses during 2001 and 2000 were $28.2 million and $21.5 million, respectively, and represented 11% and 10% of Membership fees for such years. Management expects gradual decreases in general and administrative expenses when expressed as a percentage of Membership fees as a result of certain economies of scale.

     Product costs declined more than $642,000, or 95%, during 2001 to $33,000 from $675,000 for 2000 in conjunction with the 94% decline in product sales. Product costs as a percentage of product sales were 55% for 2001 compared to 66% during 2000. Product costs are expected to cease in future periods as the Company no longer allows product sales.

     Other expenses, which includes depreciation and amortization and premium taxes reduced by interest income, increased 34% to $5.9 million for 2001 from $4.4 million for 2000. Depreciation and amortization increased to $4.1 million for 2001 from $2.8 million for 2000. Premium taxes increased from $1.7 million for 2000 to $2.5 million for 2001. Interest income increased to $1.9 million for 2001 from $1.8 million for 2000. At December 31, 2001 the Company reported $38 million in cash and investments (after utilizing $27.9 million to purchase approximately 1.5 million treasury shares of its common stock during 2001) compared to $32 million at December 31, 2000.

     The provision for income taxes increased during 2001 to $13.5 million compared to $9.6 million for 2000, representing 32.9% and 31.4% of income from continuing operations before income taxes for 2001 and 2000, respectively.

     Dividends paid on outstanding preferred stock decreased from $4,000 for 2000 to zero during 2001 due to all shares of preferred stock being converted into shares of common stock or redeemed by the Company during the second quarter of 2000.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Income (loss) from discontinued operations, net of income tax, is $(504,000), net of tax of $0 and $649,000 net of tax benefit of $387,000 for the years ended December 31, 2001 and 2000, respectively.

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


Liquidity and Capital Resources

     General
     Consolidated net cash provided by operating activities of continuing operations was $37.8 million, $23.2 million and $17.0 million for 2001, 2000 and 1999, respectively. Cash provided by operating activities increased $14.7 million during 2001 compared to 2000 primarily due to the $6.6 million increase in net income, a $5.5 million decrease in the change in deferred member and associate service costs, a $7.2 million decrease in the change in accounts payable and accrued expenses offset by a $6.5 million decrease in the change in deferred revenues.

     Net cash (used in) provided by investing activities of continuing operations was $(7.0) million, $(8.0) million and $12.1 million for 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999 the Company received dividends of $2.8 million, $5.0 million and $12.5 million, respectively from UFL. Additionally, the Company received $1.2 million in proceeds from the sale of UFL. In addition to capital expenditures of $8.3 million, $5.6 million and $2.6 million during 2001, 2000 and 1999, respectively, the Company's purchases of available-for-sale investments exceeded the maturities and sales of such investments by $2.6 million and $7.4 million in 2001 and 2000, respectively, but maturities and sales exceeded purchases by $2.1 million during 1999.

     Net cash used in financing activities of continuing operations was $27.4 million, $13.7 million and $26.7 million for 2001, 2000 and 1999, respectively. This $13.7 million change during 2001 was mainly comprised of the $10.9 million increase in purchases of treasury stock.

     The Company had consolidated working capital of $5.1 million at December 31, 2001 compared to working capital of $7.3 million at December 31, 2000. The $2.2 million decrease in working capital during 2001 was primarily the result of an increase in accounts payable and accrued expenses of $3.9 million and a decrease in net assets of discontinued operations of $4.5 million partially offset by an increase in cash and cash equivalents and available-for-sale investments of $7.5 million.

     The Company generally advances significant commissions to associates at the time a Membership is sold. The Company expenses these advances ratably over the first month of the related Membership. During 2001, the Company paid advance commissions to associates of $110.2 million on new Membership sales compared to $97.5 million for 2000. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, the Company typically derives significant positive cash flow from the Membership over its remaining life. See Commissions to Associates above for additional information on advance commissions.

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 4,500,000 shares during subsequent board meetings. At December 31, 2001, the Company had purchased 3.2 million shares under these authorizations for a total consideration of $74.6 million, an average price of $23.48 per share. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the treasury stock purchase program.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at December 31, 2001 of $33.7 million. The Company expects to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $25 million to $35 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases.

     As more fully discussed in Item-2 - Description of Property, the Company is constructing a new corporate office complex. Costs incurred through December 31, 2001 of approximately $1.7 million have been paid from existing resources and cash flow. The Company continues to consider incurring indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. Since December 31, 2001, the Company has entered into a construction contract in the amount of $2.9 million with the general contractor pertaining to site work for the new office complex. The Company expects to enter into similar types of construction contracts for various phases of construction during the remainder of the construction period. Total remaining costs of construction are estimated at approximately $28 million during the 18-month period beginning January 1, 2002.

     On November 6, 2001, the Company entered into a $17.5 million line of credit with Bank of Oklahoma, N.A. in order to fund additional treasury stock purchases. The line of credit provides for immediate funding of up to $17.5 million with repayments originally scheduled to begin February 15, 2002 and end November 15, 2002 with interest at the Libor rate plus 2% per annum or the prime rate minus 1/2 percent per annum as selected by the Company. Since the Company did not access this line of credit prior to February 15, 2002, the Company has asked the bank to amend the terms of the loan to allow for advances subsequent to February 15, 2002 without extending the repayment time frame. The bank has indicated their willingness to make such amendment and submitted formal amendment documentation to the Company, but those documents have not been finalized. The loan is secured by the Company's rights to receive membership fees on a portion of its memberships. The terms of this loan have various covenants customary for similar transactions. The Company had not drawn on this available credit line as of March 8, 2002.

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI and PPLSIF. The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At December 31, 2001, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. PPLCI had approximately $5.6 million in surplus funds available for payment of an ordinary dividend.


Forward-Looking Statements

     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, discussions with the staff of the SEC, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of December 31, 2001 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


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

     The Company may not be able to grow memberships and earnings at the same rate as it has historically experienced.
     The Company's year end active memberships have increased 17%, 29% and 37% in the years ended December 31, 2001, 2000 and 1999, respectively. Net income applicable to common stockholders for the same three years has increased 32%, 59% and 12%, respectively. The Company's ability to grow memberships and earnings is substantially dependent upon its ability to expand or enhance the productivity of its sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that the Company will be able to achieve increases in membership and earnings growth comparable to its historical growth rates.

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

     There is litigation pending that may have a material adverse effect on the Company if adversely determined.
     There was a putative class action pending against the Company in the United Stated District Court for the Western District of Oklahoma primarily alleging violations of the federal securities laws in connection with the Company's prior accounting policy with respect to commission advances. On March 5, 2002, the Court granted the Company's motion to dismiss, with prejudice, and entered judgment in favor of the defendants. It is possible that the Plaintiffs will appeal this decision. There are also other lawsuits pending against the Company, including putative class action by sales associates, which if adversely determined could have a material adverse effect on the Company. See "Item 3. Legal Proceedings".

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

     The Company is dependent upon the success of its marketing force.
     The Company's principal method of product distribution is through multi-level marketing. The success of a multi-level marketing force is highly dependent upon the Company's ability to offer a commission and organizational structure and sales training and incentive program that enable sales associates to recruit and develop other sales associates to create an organization. There are a number of other products and services that use multi-level marketing as a distribution method and the Company must compete with these organizations to recruit, maintain and grow its multi-level marketing force. In order to do so, the Company may be required to increase its marketing costs through increases in commissions, sales incentives or other features, all of which could adversely affect the Company's future earnings. In addition, the level of confidence of the sales associates in the Company's ability to perform is an important factor in maintaining and growing a multi-level marketing force. Adverse financial developments concerning the Company, including negative publicity or common stock price declines, could adversely affect the ability of the Company to maintain the confidence of its sales force.


ITEM     7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------------
     Included in Item 7 on page 23.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants

Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2001 and 2000
Consolidated Statements of Income - For the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows - For the years ended December 31, 2001,
 2000 and 1999
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

     (All schedules have been omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereon.)



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, during 2000 the Company changed certain of its revenue recognition policies as a result of the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."



GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 8, 2002

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts and shares in 000's, except par values)

                                     ASSETS
                                                                                               December 31,
                                                                                          ----------   ----------
                                                                                             2001         2000
                                                                                          ----------   ----------
Current assets:
  Cash and cash equivalents............................................................   $  14,290    $  10,866
  Available-for-sale investments, at fair value........................................       6,070        1,953
  Membership income receivable.........................................................       5,472        4,563
  Inventories..........................................................................         922        1,542
  Net assets of discontinued operations................................................           -        4,504
  Deferred member and associate service costs..........................................      14,228       11,606
  Deferred income taxes................................................................       3,413        4,361
                                                                                          ----------   ----------
      Total current assets.............................................................      44,395       39,395
Available-for-sale investments, at fair value..........................................      13,386       14,412
Investments pledged....................................................................       4,315        4,306
Property and equipment, net............................................................      14,755       10,501
Deferred member and associate service costs............................................       2,907        2,513
Other assets...........................................................................       5,962        6,639
                                                                                          ----------   ----------
        Total assets...................................................................   $  85,720    $  77,766
                                                                                          ----------   ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $   7,664    $   6,831
  Deferred revenue and fees............................................................      20,893       18,130
  Current portion of capital lease obligation..........................................           -          223
  Accounts payable and accrued expenses................................................      10,765        6,865
                                                                                          ----------   ----------
    Total current liabilities..........................................................      39,322       32,049
  Deferred revenue and fees............................................................       4,158        3,083
  Deferred income taxes ...............................................................          16          867
                                                                                          ----------   ----------
      Total liabilities................................................................      43,496       35,999
                                                                                          ----------   ----------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 24,806 and
    24,740 issued at December 31, 2001 and 2000, respectively..........................         248          247
  Capital in excess of par value.......................................................      66,223       64,958
  Retained earnings....................................................................      54,240       27,130
  Accumulated other comprehensive income (loss)........................................         186         (108)
  Treasury stock, at cost; 3,989 and 2,480 shares held at
    December 31, 2001 and 2000, respectively...........................................     (78,673)     (50,460)
                                                                                          ----------   ----------
      Total stockholders' equity.......................................................      42,224       41,767
                                                                                          ----------   ----------
        Total liabilities and stockholders' equity.....................................   $  85,720    $  77,766
                                                                                          ----------   ----------

   The accompanying notes are an integral part of these financial statements.



                         PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                               2001          2000          1999
                                                                         -------------  ------------- -------------
Revenues:
  Membership fees......................................................  $    263,514   $    211,763  $    153,918
  Associate services...................................................        36,485         30,372        22,816
  Product sales........................................................            60          1,016         5,888
  Other................................................................         3,602          3,232         3,809
                                                                         -------------  ------------- -------------
                                                                              303,661        246,383       186,431
                                                                         -------------  ------------- -------------
Costs and expenses:
  Membership benefits..................................................        87,429         69,513        51,089
  Commissions..........................................................       111,060         96,614        74,333
  Associate services and direct marketing..............................        29,879         23,251        15,815
  General and administrative...........................................        28,243         21,524        19,280
  Product costs........................................................            33            675         4,174
  Other, net...........................................................         5,884          4,403         3,226
                                                                         -------------  ------------- -------------
                                                                              262,528        215,980       167,917
                                                                         -------------  ------------- -------------
Income from continuing operations before income taxes and cumulative
  effect of change in accounting principle.............................        41,133         30,403        18,514
Provision for income taxes.............................................        13,519          9,550         6,480
                                                                         -------------  ------------- -------------
Income from continuing operations before cumulative effect of change in
  accounting principle.................................................        27,614         20,853        12,034
Income (loss) from operations of discontinued UFL segment (net of applicable income tax benefit (expense) of $0, $387 and ($444) for
  years 2001, 2000 and 1999, respectively).............................          (504)           649           826
                                                                         -------------  ------------- -------------
Income before cumulative effect of change in accounting principle......        27,110         21,502        12,860
Cumulative effect of adoption of SAB 101 (net of applicable income
  tax benefit of $546).................................................             -         (1,013)            -
Net income.............................................................        27,110         20,489        12,860
Less dividends on preferred shares.....................................             -              4            10
                                                                         -------------  ------------- -------------
Net income applicable to common stockholders...........................  $     27,110   $     20,485  $     12,850
                                                                         -------------  ------------- -------------

Basic earnings per common share from continuing operations before
  cumulative effect of accounting change...............................  $      1.28    $       .93   $       .52
Basic earnings per common share from discontinued operations...........         (.02)           .03           .04
                                                                         -------------  ------------- -------------
Basic earnings per common share before cumulative effect of accounting
  change...............................................................         1.26            .96           .56
                                                                         -------------  ------------- -------------
Cumulative effect of adoption of SAB 101...............................            -           (.05)            -
Basic earnings per common share........................................  $      1.26    $       .91   $       .56
                                                                         -------------  ------------- -------------

Diluted earnings per common share from continuing operations before
  cumulative effect of accounting change...............................  $      1.28    $       .92   $       .51
Diluted earnings per common share from discontinued operations.........         (.02)           .03           .04
                                                                         -------------  ------------- -------------
Diluted earnings per common share before cumulative effect of
  accounting change....................................................         1.26            .95           .55
Cumulative effect of adoption of SAB 101...............................           -            (.05)            -
                                                                         -------------  ------------- -------------
Diluted earnings per common share......................................  $      1.26    $       .90   $       .55
                                                                         -------------  ------------- -------------

Pro forma amounts assuming adoption of SAB 101 is retroactively applied:
  Net Income...........................................................                 $     21,502  $     12,786
                                                                                        ------------- -------------
  Basic earnings per common share......................................                 $       .96   $       .55
                                                                                        ------------- -------------
  Diluted earnings per common share....................................                 $       .95   $       .55
                                                                                        ------------- -------------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2001          2000          1999
                                                                          ------------   ------------  ------------
Cash flows from operating activities:
Net income................................................................$    27,110    $    20,489   $    12,860
Cumulative change in accounting principle.................................          -          1,013             -
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Loss (income) from UFL's discontinued operations........................        504           (649)         (826)
  Provision (benefit) for deferred income taxes...........................     (1,314)          (550)          518
  Depreciation and amortization...........................................      4,135          2,770         3,076
  Tax benefit on exercise of stock options................................         82          1,044         1,149
  Compensation expense relating to contribution of stock to ESOP..........        162            130            86
  Increase in accrued Membership income...................................       (909)        (1,409)         (782)
  Decrease (increase) in inventories......................................        620           (100)        1,146
  Decrease in prepaid product commissions.................................          -            125         1,259
  Increase in deferred member and associate service costs.................     (3,016)        (8,521)       (1,552)
  Decrease (increase) in other assets.....................................        614         (1,059)       (2,259)
  Increase in accrued Membership benefits.................................        833          1,579         1,444
  Increase (decrease) in deferred revenues................................      3,838         10,370          (785)
  Increase (decrease) in accounts payable and accrued expenses and other..      5,142         (2,031)        1,697
                                                                          ------------   ------------  ------------
    Net cash provided by operating activities of continuing operations....     37,801         23,201        17,031
                                                                          ------------   ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of UFL...............................................      1,200              -             -
  Dividends received from UFL.............................................      2,800          5,000        12,500
  Additions to property and equipment.....................................     (8,326)        (5,577)       (2,577)
  Purchases of investments - available for sale...........................    (12,642)        (8,501)      (11,077)
  Maturities and sales of investments - available for sale................     10,005          1,113        13,224
                                                                          ------------   ------------  ------------
    Net cash (used in) provided by investing activities
      of continuing operations............................................     (6,963)        (7,965)       12,070
                                                                          ------------   ------------  ------------
Cash flows from financing activities:
  Proceeds from sale of common stock......................................      1,022          4,110         3,348
  Decrease in capital lease obligations...................................       (223)          (330)         (593)
  Purchases of treasury stock.............................................    (28,213)       (17,323)      (29,432)
  Redemption of preferred stock...........................................          -           (167)            -
  Dividends paid on preferred stock.......................................          -             (4)          (10)
                                                                          ------------   ------------  ------------
    Net cash used in financing activities of continuing operations........    (27,414)       (13,714)      (26,687)
                                                                          ------------   ------------  ------------
Net increase in cash and cash equivalents.................................      3,424          1,522         2,414
Cash and cash equivalents at beginning of year............................     10,866          9,344         6,930
                                                                          ------------   ------------  ------------
Cash and cash equivalents at end of year..................................$    14,290    $    10,866   $     9,344
                                                                          ------------   ------------  ------------
Supplemental disclosure of cash flow information:
  Net cash used in discontinued operations................................$      (704)   $      (143)  $      (827)
  Cash paid for interest..................................................$         2    $        10   $        23
                                                                          ------------   ------------  ------------
  Income taxes paid.......................................................$    12,700    $     9,102   $     3,060
                                                                          ------------   ------------  ------------

 The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
              EQUITY (Amounts and shares in 000's, except dividend
                        rates and par values)


                                                                                              Special Preferred
                                                                         $3 Preferred Stock         Stock          Common Stock
                                                                         ------------------   -----------------   ----------------
                                                                         Shares     Amount    Shares     Amount   Shares    Amount
                                                                         -------   --------   -------   --------  -------  --------
January 1, 1999                                                                3   $     3         18   $    18    24,321  $   243
---------------
  Conversion of Preferred Stock into Common Stock..................            -         -          -         -         2        -
  Contributed to Company's ESOP plan...............................            -         -          -         -         3        -
  Exercise of stock options and other..............................            -         -          -         -       181        2
  Income tax benefit related to exercise of stock options..........            -         -          -         -         -        -
  Net income.......................................................            -         -          -         -         -        -
  Cash dividends on preferred shares...............................            -         -          -         -         -        -
  Other comprehensive income (loss)................................            -         -          -         -         -        -
  Treasury shares purchased........................................            -         -          -         -         -        -
                                                                         -------   --------   -------   --------  -------  --------
December 31, 1999                                                              3         3         18        18    24,507      245
-----------------
  Redemption or conversion of Preferred Stock......................           (3)       (3)       (18)      (18)       30        -
  Contributed to Company's ESOP plan...............................            -         -          -         -         6        -
  Exercise of stock options and other..............................            -         -          -         -       214        2
  Income tax benefit related to exercise of stock options..........            -         -          -         -       (17)       -
  Net income.......................................................            -         -          -         -         -        -
  Cash dividends on preferred shares...............................            -         -          -         -         -        -
  Other comprehensive income (loss)................................            -         -          -         -         -        -
  Treasury shares purchased........................................            -         -          -         -         -        -
                                                                         -------   --------   -------   --------  -------  --------
December 31, 2000                                                              -         -          -         -    24,507      247
-----------------
  Contributed to Company's ESOP plan...............................            -         -          -         -         6        -
  Exercise of stock options and other..............................            -         -          -         -        60        1
  Income tax benefit related to exercise of stock options..........            -         -          -         -         -        -
  Net income.......................................................            -         -          -         -         -        -
  Other comprehensive income (loss)................................            -         -          -         -         -        -
  Treasury shares purchased........................................            -         -          -         -         -        -
                                                                         -------   --------   -------   --------  -------  --------
December 31, 2001..................................................            -   $     -          -   $     -    24,806  $   248
                                                                         -------   --------   -------   --------  -------  --------



           (1) Accumulated Other Comprehensive Income (Loss)               Year Ended December 31,
                                                                        -------------------------------
                                                                          2001       2000      1999
                                                                        --------- ---------- ----------
Net income...........................................................   $ 27,110  $  20,489  $  12,860

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment............................         (7)       (12)         -
                                                                        --------- ---------- ----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period,.........        299        893       (580)
      Less: reclassification adjustment for (gains) losses included
      in net income..................................................          2        (31)      (354)
                                                                        --------- ---------- ----------
                                                                             301        862       (934)
                                                                        --------- ---------- ----------
Other comprehensive income (loss), net of income taxes
  of $110, $464 and $503 in 2001, 2000 and 1999, respectively........        294        850       (934)
                                                                        --------- ---------- ----------
Comprehensive income.................................................   $ 27,404  $  21,339  $  11,926
                                                                        --------- ---------- ----------

                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (continued) (Amounts and shares in 000's, except
                         dividend rates and par values)

                                                                   Retained      Accumulated
                                                  Capital in       Earnings        Other               Treasury Stock
                                                   Excess of     (Accumulated   Comprehensive        ------------------
                                                   Par Value       Deficit)     Income (Loss)        Shares      Amount     Total
                                                 -----------   -------------   ---------------       ------------------   --------
January 1, 1999                                  $   55,241    $     (6,205)     $        (24)          797  $  (3,705)   $ 45,571
---------------
  Conversion of Preferred Stock into Common Stock         1               -                 -             -          -           1
  Contributed to Company's ESOP plan.............        86               -                 -             -          -          86
  Exercise of stock options and other............     3,345               -                 -             -          -       3,347
  Income tax benefit related to exercise of stock
   options.......................................     1,149               -                 -             -          -       1,149
  Net income.....................................         -          12,860                 -             -          -      12,860
  Cash dividends on preferred shares.............         -             (10)                -             -          -         (10)
  Other comprehensive income (loss)..............         -               -              (934)            -          -        (934)
  Treasury shares purchased......................         -               -                 -         1,163    (29,432)    (29,432)
                                                 -----------    ------------     -------------       -------   --------   ---------
December 31, 1999                                    59,822           6,645              (958)        1,960    (33,137)     32,638
-----------------
  Redemption or conversion of Preferred stock....      (146)              -                 -             -          -        (167)
  Contributed to Company's ESOP plan.............       130               -                 -             -          -         130
  Exercise of stock options and other............     4,108               -                 -             -          -       4,110
  Income tax benefit related to exercise of stock
   options.......................................     1,044               -                 -             -          -       1,044
  Net income.....................................         -          20,489                 -             -          -      20,489
  Cash dividends on preferred shares.............         -              (4)                -             -          -          (4)
  Other comprehensive income (loss)..............         -               -               850             -          -         850
  Treasury shares purchased......................         -               -                 -           520    (17,323)    (17,323)
                                                 -----------    ------------     -------------       -------   --------   ---------
December 31, 2000................................    64,958          27,130              (108)        2,480    (50,460)     41,767
  Contributed to Company's ESOP plan.............       162               -                 -             -          -         162
  Exercise of stock options and other............     1,021               -                 -             -          -       1,022
  Income tax benefit related to exercise of stock
   options.......................................        82               -                 -             -          -          82
  Net income.....................................         -          27,110                 -             -          -      27,110
  Other comprehensive income (loss)..............         -               -               294             -          -         294
  Treasury shares purchased......................         -               -                 -         1,509    (28,213)    (28,213)
                                                 -----------    ------------     -------------       -------   --------   ---------
December 31, 2001................................$   66,223    $     54,240      $        186         3,989  $ (78,673)   $ 42,224
                                                 -----------    ------------     -------------       -------   --------   ---------




                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Company") develops and markets legal service plans (referred to as "Memberships"). The Memberships sold by the Company allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by the Company to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to the Company in managing claims risk. At December 31, 2001, Memberships subject to the provider law firm arrangement comprised approximately 99% of the Company's active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 5% of Members have elected to pay their fees in advance on an annual or semi-annual basis. At December 31, 2001, the Company had 1,242,908 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of the Memberships were in 29 states and the provinces of Ontario and British Columbia. The Memberships are marketed by an independent sales force referred to as "associates".

     During the fourth quarter of 1998, the Company completed the acquisition of TPN, Inc. d.b.a. The People's Network ("TPN") and Universal Fidelity Life Insurance Company ("UFL"). Since its inception in late 1994, TPN had marketed personal and home care products, personal development products and services together with PRIMESTAR(R) satellite subscription television service to its members through a network marketing sales force. UFL is an Oklahoma domiciled life and accident and health insurer which was sold in 2001. (See Note 2)

     Basis of Presentation
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities.

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as those of PPL Agency, Inc. (See
Note 9 for additional information regarding PPL Agency, Inc.). The primary subsidiaries of the Company include Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). All significant intercompany accounts and transactions have been eliminated.

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

     Commissions to Associates
     Prior to March 1, 2002, the Company had a level Membership commission schedule of approximately 27% of Membership fees. The Company, prior to March 1, 2002 advanced the equivalent of up to three years of commissions on new Membership sales. In January 1997, the Company implemented a new policy whereby associates do not receive advance commissions on the first three Memberships submitted unless the associate successfully completes a Company training program, produces three Memberships and recruits three associates within 60 days from becoming an associate.

     Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, the Company returned to a differential commission structure with rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from zero to 25% per annum based on the 12 month Membership retention rate of the associate's sales organization.

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

     Investments
     The Company classifies its investments held as available for sale and accounts for them at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as other comprehensive income. The Company classifies available-for-sale securities as current if the Company expects to sell the securities within one year, or if the Company intends to utilize the securities for current operations. All other available-for-sale securities are classified as non-current.

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

     Revenue Recognition
     Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on at least a monthly basis. Approximately 95% of the Company's members remit their Membership fees on a monthly basis.
Membership fees received in advance for Membership periods beyond the balance sheet date are included in Deferred revenue and fees.

     Associate services revenue includes one-time non-refundable enrollment fees of $65 from each new sales associate and typically fees of $184 paid by associates participating in the Company's training program, except for special promotions the Company implements from time to time. The fee for the training program is recognized upon completion of the training. The enrollment fee is for sales and promotional materials, bonuses paid to individuals who recruit and sponsor the associates and enrollment services provided to the associate. Revenue from and costs of the sales and promotional materials (approximately $18) is recognized when the materials are delivered to the associates. The remaining $47 of revenues and related direct incremental costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2001 is estimated to be one year.

     The Company charges a $10 enrollment fee to new members who are not part of an employee group. This fee and related direct incremental costs are deferred and amortized to income over the estimated life of the Membership which at December 31, 2001 is 3.6 years.

     Membership Benefits Liability
     The Membership benefits liability represents per capita amounts due provider law firms on approximately 99% of the Memberships and claims reported but not paid and actuarially estimated claims incurred but not reported on the remaining non-provider Memberships which represent approximately 1%. The Company calculates the benefit liability on the non-provider Memberships based on completion factors that consider historical claims experience based on the dates that claims are incurred, reported to the Company and subsequently paid. Processing costs related to these claims are accrued based on an estimate of expenses to process such claims.

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

     Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records deferred tax assets related to the recognition of future tax benefits of temporary differences and net operating loss and tax credit carryforwards. To the extent that realization of such benefits is not considered more likely than not, the Company establishes a valuation allowance to reduce such assets to the estimated realizable amount.

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

     Stock-Based Compensation
     Compensation expense is recorded with respect to stock option grants and restricted stock awards to employees and board members using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). This method calculates compensation expense on the measurement date as the excess of the current market price of the underlying Company stock over the amount the employee is required to pay for the shares, if any. The expense is recognized over the vesting period of the grant or award. For employee and board member stock options, the Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in preparing its financial statement disclosures.

     Stock options granted to associates and other non-employees are accounted for at fair value in accordance with SFAS 123.

     Segment Information
     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosures about products and services, geographic areas and major customers are presented in Note 15.

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

     In July 2001, the Financial Accounting Standards Board issued new pronouncements: SFAS 141, "Business Combinations"; SFAS 142, "Goodwill and Other Intangible Assets"; and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 will not apply to the Company unless it enters into a future business combination. SFAS 142 requires that goodwill as well as certain other intangible assets be tested annually for impairment. In addition, the Statement eliminates the current requirement to amortize goodwill or intangible assets with indefinite lives, and is effective for fiscal years beginning after December 15, 2001. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 142 or143 to materially impact its reported results.

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

     Codification of Statutory Accounting Principles
     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The State of Oklahoma required adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company's adoption of the Codification increased the statutory capital and surplus of its regulated subsidiaries as of January 1, 2001 by $798,000.

     Accounting Change
     SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This Staff Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective no later than the fourth fiscal quarter of fiscal years, beginning after December 15, 1999. The Company implemented SAB 101 in the fourth quarter of 2000, but effective January 1, 2000, and has deferred the non-refundable $10 Membership and $47 of the associate enrollment fees and the related direct incremental costs associated with services provided members and associates in return for such fees. These deferred revenues and related costs will be amortized to income over the estimated life of the Membership or the estimated average active service period of associates which at December 31, 2001 were 3.6 years and one year, respectively. The implementation of SAB 101 resulted in a cumulative effect type adjustment of $1.0 million, net of tax, which decreased net income for the year ended December 31, 2000.


Note 2 - Discontinued Operations

     On December 31, 2001 the Company completed the sale of its wholly owned subsidiary UFL. The Company received a $2.8 million dividend and $1.2 million from the sale of 100% of UFL stock resulting in no gain or loss on the sale. Net assets of $4.5 million have been segregated on the December 31, 2000 Consolidated Balance Sheet. Assets and liabilities of UFL's discontinued operations were as follows:

                                                                                          December 31,
                                                                                              2000
                                                                                          -------------
                                  Cash...............................................      $       704
                                  Available-for-sale investments, current............              495
                                  Amount due from coinsurer..........................           12,242
                                  Available-for-sale investments, non-current........            6,795
                                  Investment pledged.................................            1,799
                                  Property and equipment, net........................              699
                                  Goodwill, net......................................              616
                                  Other assets.......................................            2,082
                                                                                           ------------
                                  Total assets.......................................           25,432
                                                                                           ------------
                                  Accident and health reserves.......................           12,242
                                  Life insurance reserves, current...................              976
                                  Accounts payable and accrued expenses..............               54
                                  Life insurance reserves, non-current...............            7,656
                                                                                           ------------
                                  Total Liabilities..................................           20,928
                                                                                           ------------
                                       Net assets of UFL's discontinued operations...      $     4,504
                                                                                           ------------


     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Cash flow impacts of discontinued operations have been segregated in the Consolidated Statements of Cash Flows. Details of income from discontinued operations, net of income tax, are as follows:

                                                                               Year Ended December 31,
                                                                              2001      2000       1999
                                                                            --------   --------  --------
Revenues...............................................................     $ 1,703    $ 2,590   $ 3,130
                                                                            --------   --------  --------
Income (loss) from discontinued operations, net of tax benefit (expense)
  of $0, $387 and ($444) for years 2001, 2000 and 1999, respectively...     $  (504)   $   649   $   826
                                                                            --------   --------  --------


Note 3 - Investments

     A summary of the amortized cost, unrealized gains and losses and fair values of the Company's investments at December 31, 2001 and 2000 follows:

                                                                         December 31, 2001
                                                        --------------------------------------------------
                                                         Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                       -----------   ---------     ---------   ----------
U.S. Government obligations........................      $   7,773     $   246      $     -     $   8,019
Corporate obligations..............................          7,172          73         (104)        7,141
Equity securities..................................          1,418          63                      1,481
Obligations of state and political subdivisions....          3,785          52          (14)        3,823
Certificates of deposit............................          3,307           -            -         3,307
                                                         ----------    --------     --------    ----------
Total..............................................      $  23,455     $   434      $  (118)    $  23,771
                                                         ----------    --------     --------    ----------

                                                                         December 31, 2001
                                                        --------------------------------------------------
                                                         Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                       -----------   ---------     ---------   ----------

U.S. Government obligations........................      $   9,636     $   116      $  (219)    $   9,533
Corporate obligations..............................          3,842          10          (90)        3,762
Equity securities..................................            417          12            -           429
Obligations of state and political subdivisions....          3,095          26          (25)        3,096
Certificates of deposit............................          3,851           -            -         3,851
                                                         ----------    --------     --------    ----------
Total..............................................      $  20,841     $   164      $  (334)    $  20,671
                                                         ----------    --------     --------    ----------




     The contractual maturities of the Company's available-for-sale investments in debt securities and certificates of deposit at December 31, 2001 by maturity date follows:

                                                                         Amortized
                                                                            Cost       Fair Value
                                                                         ----------    ----------
                 One year or less...................................     $   3,540     $   3,552
                 Two years through five years.......................         4,112         4,186
                 Six years through ten years........................         4,492         4,568
                 More than ten years................................         9,893         9,984
                                                                         ----------    ----------
                 Total..............................................     $  22,037     $  22,290
                                                                         ----------    ----------


     The Company's investment securities are included in the accompanying consolidated balance sheets at December 31, 2001 and 2000 as follows.

                                                                              December 31,
                                                                         ------------------------
                                                                             2001          2000
                                                                         ----------    ----------
                 Available-for-sale investments (current)...........     $   6,070     $   1,953
                 Available-for-sale investments (non-current).......        13,386        14,412
                 Investments pledged................................         4,315         4,306
                                                                         ----------    ----------
                 Total..............................................     $  23,771     $  20,671
                                                                         ----------    ----------



         The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

                                                                              December 31,
                                                                         ----------    ---------
                                                                           2001          2000
                                                                         ----------    ----------
                 Certificates of deposit............................     $   2,407     $   2,451
                 Obligation of state and political subdivisions.....           138           132
                 U. S. Government obligations.......................         1,770         1,723
                                                                         ----------    ----------
                 Total..............................................     $   4,315     $   4,306
                                                                         ----------    ----------


         Sales of investments during 2001, 2000 and 1999 were not significant.

Note 4 - Inventories

         Inventories consist of the following:

                                                                                         December 31,
                                                                                    ----------------------
                                                                                      2001          2000
                                                                                    --------      --------
                 Personal and home care, and personal development inventory......   $     -       $   198
                 Jewelry inventory...............................................        35           613
                 Sales and promotional materials.................................       887         1,160
                 Less: Inventory reserve.........................................         -          (429)
                                                                                    --------      --------
                 Total...........................................................   $   922       $ 1,542
                                                                                    --------      --------

     The Company previously established an inventory reserve of $812 during 1999 and subsequently wrote-off inventory relating to such reserve in the amount of $383 and $429 during 2000 and 2001, respectively.


Note 5 - Property and Equipment

         Property and equipment is comprised of the following:

                                                                                  December 31,
                                                                Estimated    -----------------------
                                                               Useful Life     2001         2000
                                                               ------------  ----------   ----------
                 Equipment, furniture and fixtures..........     3-10 years  $  12,910    $  11,112
                 Computer software..........................        3 years      6,478        4,224
                 Building and improvements..................       20 years      4,617        2,898
                 Automotive.................................        3 years        171          138
                 Land.......................................                       170          170
                                                                             ----------   ----------
                                                                                24,346       18,542
                 Accumulated depreciation.................................      (9,591)      (8,041)
                                                                             ----------   ----------
                 Property and equipment, net..............................   $  14,755    $  10,501
                                                                             ----------   ----------

     The net carrying value of capitalized leased assets was $0 and $560,000 at December 31, 2001 and 2000, respectively.


Note 6 - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses are comprised of the following:

                                                                              December 31,
                                                                        ----------    ----------
                                                                           2001          2000
                                                                        ----------    ----------
                 Accounts payable...................................    $   1,518     $   2,154
                 Fast Start training bonuses payable................          577           845
                 Incentive awards payable...........................        3,000             -
                 Current income tax liability.......................        1,087           760
                 Other..............................................        4,583         3,106
                                                                        ----------    ----------
                 Total..............................................    $  10,765     $   6,865
                                                                        ----------    ----------

Note 7 - Income Taxes

         The provision (benefit) for income taxes consists of the following:

                                                                    Year Ended December 31,
                                                                ---------   ---------    ---------
                                                                   2001       2000          1999
                                                                ---------   ---------    ---------
                 Current income taxes:
                   Federal..................................    $ 14,210    $  9,463     $  4,895
                   State....................................         623         637        1,067
                                                                ---------   ---------    ---------
                                                                  14,833      10,100        5,962
                 Deferred...................................      (1,314)       (550)         518
                                                                ---------   ---------    ---------
                   Total provision for income taxes.........    $ 13,519    $  9,550     $  6,480
                                                                ---------   ---------    --------


     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                                    Year Ended December 31,
                                                                 -------------------------------
                                                                  2001        2000         1999
                                                                 ------      ------       ------
                 Statutory Federal income tax rate..........      35.0%       35.0%        35.0%
                 Change in valuation allowance..............       (.8)       (3.4)         -
                 Tax exempt interest........................       (.1)        (.2)         -
                 State income taxes.........................       1.5         2.6          1.5
                 Other......................................      (2.7)       (2.6)        (1.5)
                                                                 ------      ------       ------
                 Effective income tax rate..................      32.9%       31.4%        35.0%
                                                                 ------      ------       ------


     Deferred tax liabilities and assets at December 31, 2001 and 2000 are comprised of the following:

                                                                       December 31,
                                                                  ------------------------
                                                                     2001        2000
                                                                  ----------- ------------
                 Deferred tax liabilities:
                   Unrealized investment gains (net)............  $      110  $        -
                   Deferred member and associate service costs..       5,997       4,942
                   Depreciation.................................         655         683
                                                                  ----------- -----------
                      Total deferred tax liabilities............       6,762       5,625
                                                                  ----------- -----------
               Deferred tax assets:
                   Expenses not yet deducted for tax purposes...         746       1,636
                   Unrealized loss on investments...............           -          58
                   Deferred revenue and fees....................       8,768       7,425
                   Pre-merger net operating loss carryforward...         645         979
                                                                  ----------- -----------
                      Total deferred tax assets.................      10,159      10,098
                   Valuation allowance for deferred tax assets..           -        (979)
                                                                  ----------- -----------
                      Total net deferred tax assets.............      10,159       9,119
                                                                  ----------- -----------
                   Net deferred tax asset.......................   $   3,397   $   3,494
                                                                  ----------- -----------

     The Company's deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2001 and 2000 as follows.

                                                                              December 31,
                                                                         ------------------------
                                                                             2001          2000
                                                                         ----------    ----------
                 Deferred tax asset (current).......................     $   3,413     $   4,361
                 Deferred tax liability (non-current)...............           (16)         (867)
                                                                         ----------    ----------
                 Net deferred tax asset.............................     $   3,397     $   3,494
                                                                         ----------    ----------


     At December  31, 2001,  the Company has net  operating  loss  carryforwards
(NOLs) in the amount of $1.8 million that expire in 2015 through 2018 representing remaining NOLs of TPN generated prior to the merger date. At December 31, 2000, the Company had established a valuation allowance for the TPN NOLS. NOLs of $954,000 and general business credits of $261,000 were utilized in the 2000 income tax return and accordingly, were also realized for financial reporting purposes. NOLs of $954,000, $954,000 and $888,000 are expected to be utilized in the income tax returns for 2001, 2002 and 2003, respectively, and therefore the previously provided valuation allowance of $979,000 was reversed in the fourth quarter of 2001. During 2000 and 1999, the valuation allowance was reduced by $919,000 and $82,000, respectively, due to the utilization of pre-merger NOLs and general business credit carryforwards.

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

Note 8 - Stockholders' Equity

     During 2000 and 1999, the Company's $3.00 Cumulative Convertible Preferred Stock, consisting of 2,133 shares and 111 shares, respectively, were converted into 5,609 shares of Common Stock and during 2000, 1,027 shares were redeemed for a value of $26,000. Each share of $3.00 Cumulative Convertible Preferred Stock was previously entitled to receive cumulative cash dividends at the annual rate of $3 per share, payable quarterly, was convertible into 2.5 shares of Common Stock and was redeemable at the option of the Company at $25 per share. At December 31, 2000 all such shares had been converted or redeemed.

     During 2000 and 1999, the Company's Special Preferred Stock, consisting of 7,032 shares and 391 shares, respectively, were converted into 42,661 shares of Common Stock and during 2000, 10,585 shares were redeemed for a value of $141,000. Each share of the Special Preferred Stock was previously entitled to a non-cumulative annual dividend of $1.00 per share, was convertible into 3.5 shares of Common Stock and was redeemable at the option of the Company at $13.34 per share, plus all accumulated and unpaid dividends. At December 31, 2000 all such shares had been converted or redeemed.

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 4,500,000 shares during subsequent board meetings. At December 31, 2001, the Company had purchased 3.2 million treasury shares under these authorizations for a total consideration of $74.6 million, an average price of $23.48 per share.

     On November 6, 2001, the Company entered into a $17.5 million line of credit with Bank of Oklahoma, N.A. in order to fund additional treasury stock purchases. The line of credit provides for immediate funding of up to $17.5 million with repayments originally scheduled to begin February 15, 2002 and end November 15, 2002 with interest at the Libor rate plus 2% per annum or the prime rate minus 1/2 percent per annum as selected by the Company. Since the Company did not access this line of credit prior to February 15, 2002, the Company has asked the bank to amend the terms of the loan to allow for advances subsequent to February 15, 2002 without extending the repayment time frame. The bank has indicated their willingness to make such amendment and submitted formal amendment documentation to the Company, but those documents have not been finalized. The loan is secured by the Company's rights to receive membership fees on a portion of its memberships. The terms of this loan have various covenants customary for similar transactions. The Company had not drawn on this available credit line as of March 8, 2002.

     The Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLSIF is restricted under various insurance laws to available surplus funds derived from realized net profits. At December 31, 2001, PPLSIF did not have funds available for payment of significant dividends without the approval of the insurance commissioner. PPLCI had approximately $5.6 million in surplus funds available for payment of an ordinary dividend. The Company has a line of credit with Bank of Oklahoma, N.A. as described above that prohibits payment of cash dividends on its common stock.

Note 9 - Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of two subsets - net income (loss) and other comprehensive income (loss). Included in other comprehensive income
(loss) for the Company are foreign currency translation adjustments and unrealized gains (losses) on investments. These items are accumulated within the Statements of Changes in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income (Loss)". As of December 31, accumulated other comprehensive income (loss), as reflected in the Consolidated Statements of Changes in Stockholders' Equity, was comprised of the following:

                                                                            2001        2000
                                                                          --------    --------
Foreign currency translation adjustments.............................     $   (19)    $   (12)
Unrealized gains (losses) on investments.............................         205         (96)
                                                                          --------    --------
  Accumulated Other Comprehensive income (loss)......................     $   186     $  (108)
                                                                          --------    --------



Note 10 - Related Party Transactions

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

     Agency's financial position and results of operations are included in the Company's financial statements on a combined basis. Agency earned commissions, net of amounts paid directly to its agents by the underwriter, during 2001, 2000 and 1999 of $121,000, $122,000 and $121,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had net income of $16,000 and $12,000 for the years ended December 31, 2001 and 2000, respectively and a net loss for the year ended December 31, 1999 of $18,000 after incurring commissions earned by the Chairman of $57,000, $50,000 and $49,000, respectively, and annual management fees paid to the Company of $36,000 for 2001, 2000 and 1999.

     Mr. Stonecipher and Shirley A. Stonecipher own Stonecipher Aviation LLC ("SA") and Mr. and Mrs. Stonecipher together with Wilburn L. Smith, President and a director of the Company, own S & S Aviation LLC ("S&SA"). The Company has agreed to reimburse SA and S&SA for certain expenses pertaining to trips made by Company personnel for Company business purposes using aircraft owned by SA and S&SA. Such reimbursement represents the pro rata portion of direct operating expenses, such as fuel, maintenance, pilot fees and landing fees, incurred in connection with such aircraft based on the relative number of flights taken for Company business purposes versus the number of other flights during the applicable period. No reimbursement is made for depreciation, capital expenditures or improvements relating to such aircraft. During 2001, 2000 and 1999, the Company paid $214,000, $264,000 and $276,000, respectively, to SA as reimbursement for such transportation expenses. S&SA was organized during 2000, and the Company paid $355,000 and $372,000 to S&SA during 2001 and 2000, respectively, as reimbursement for such transportation expenses.

     The Company indemnified Mr. Stonecipher for litigation expenses and settlement costs in connection with a lawsuit filed by Frank Jaques, a former director of the Company, in 1999 against Mr. Stonecipher in the District Court of Pontotoc County, Oklahoma. Mr. Jaques claimed damages relating to an agreement between Mr. Jaques and Mr. Stonecipher relating to a stock subscription agreement with the Company that Mr. Stonecipher entered into in order to obtain the approval of the Oklahoma Securities Department for the Company's original intrastate public offering in 1977. The stock subscription agreement was executed by Mr. Stonecipher for the benefit of the Company in his capacity as the Chairman and founder. The Board of Directors determined that the requirements for indemnification under the Company's Bylaws had been satisfied and that Mr. Stonecipher was entitled to such indemnification. In 2000, the Company reimbursed Mr. Stonecipher $130,000 for litigation expenses, and in 2001, the Company reimbursed him for $1,000 in litigation expenses and $275,000 for settlement of the case which was accrued as of December 31, 2000.

     Wilburn L. Smith, President and a director of the Company, has loans from the Company made in December 1992, December 1996 and October 1998. The largest aggregate balance of the loans during the year ended December 31, 2001 was $526,000. The outstanding balance of the loans as of December 31, 2001 was $511,000. The loans bear annual interest at the rate of 3% in excess of the prime rate, adjusted on January 1 of each year, and are secured by Mr. Smith's commissions from the Company. Mr. Smith also owns corporations or partnerships not affiliated with the Company but engaged in the marketing of the Company's legal service memberships and which earn commissions from sales of memberships. These entities earned commissions, net of amounts passed through as commissions to their sales agents, during 2001, 2000 and 1999 of $18,000, $13,000 and $14,000, respectively.

     Randy Harp, Chief Operating Officer and a director of the Company, has loans from the Company made in December 2000. The largest aggregate balance of these loans during the year ended December 31, 2001 was $441,000. The outstanding balance of these loans as of December 31, 2001 was $441,000. These loans bear annual interest at the rate of 3% in excess of the prime rate, adjusted on January 1 of each year.

     John W. Hail, a director of the Company, served as Executive Vice President, Director and Agency Director of the Company from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was the exclusive marketing agent of the Company from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and the Company entered into during the period in which Mr. Hail was an executive officer of the Company, Mr. Hail receives override commissions from renewals of certain memberships initially sold by the Company during such period. During 2001, 2000 and 1999, such override commissions on renewals totaled $92,000, $90,000 and $91,000, respectively. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with the Company, including TVC Marketing, Inc., but which were engaged in the marketing of the Company's legal service memberships and which earn renewal commissions from memberships previously sold. These entities earned renewal commissions, net of amounts passed through as commissions to their sales agents, during 2001, 2000 and 1999 of $294,000, $313,000 and $301,000, respectively.

     David A. Savula, a director of the Company, is actively engaged as an independent contractor in the marketing of the Company's legal service memberships. During 2001, 2000 and 1999, Mr. Savula received from the Company $1.1 million, $936,000 and $815,000 respectively, pursuant to a previous agreement with the Company providing for the payment to Mr. Savula of override commissions and other fees with respect to commissions earned by, and new sales associate sponsorships within, the Company's multilevel marketing sales force, as well as amounts received pursuant to his individual associate agreement.

     The Company also has notes receivable from certain marketing consultants who provide significant marketing-related services to the Company. Such notes aggregated approximately $2.7 million and $2.6 million at December 31, 2001 and 2000, respectively, and bear interest at the rate of 10%.

Note 11 - Leases

     At December 31, 2001, the Company was committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $142,000, $50,000 and $113,000 in 2001, 2000 and 1999, respectively. At December 31, 2001, the Company had no minimum rentals for capital leases.

Note 12 - Commitments and Contingencies

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered judgment in favor of the defendants. The deadline for plaintiffs to file notice of their intent to appeal, if any, is thirty days from the date on which the judgment is entered.

     In January 2001, the Company received inquiries from the Division of Enforcement of the SEC requesting information relating primarily to the Company's accounting policies for commission advance receivables from sales associates. The Company has had no further contact from the Division of Enforcement. The Division of Enforcement's inquiries were informal and did not constitute a formal investigation or proceeding. The Company is unable to determine the ultimate outcome of this inquiry, including whether the Division of Enforcement will continue the inquiry subsequent to the Company's decision to restate its financial statements. As of March 8, 2002, the Company has had no further contact from the Division of Enforcement.

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. On August 14, 2001, Mr. Strykowski filed an amended complaint, which added Deloitte & Touche, the Company's previous outside auditors, as defendants. The complaints allege that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by improperly capitalizing commission expenses, caused the Company to allegedly pay increased salaries and bonuses based upon financial performance which was allegedly improperly inflated, and caused the Company to expend significant dollars in connection with the defense of its accounting policy, including cost incurred in connection with the defense of the securities class actions described above, and in connection with the repurchase of its own shares on the open market at allegedly artificially inflated prices. The derivative actions have been consolidated and are in the preliminary pleading stage. The Company believes that these derivative actions are related to the putative securities class actions described above and may be intended to circumvent the restrictions on those actions imposed by the Private Securities Litigation Reform Act of 1995. On February 15, 2002, the defendants moved to stay the derivative action pending a decision on the motion to dismiss the related securities class actions. On March 8, 2002, the Pre-Paid defendants withdrew that motion as moot in light of the March 5, 2002 order dismissing the putative securities class actions. On March 1, 2002, plaintiffs filed a consolidated amended derivative complaint making claims and allegations similar to those contained in the original derivative complaints. While the outcome of these cases is uncertain, based on the information currently available to the Company, it appears that the complaints should be dismissed because the plaintiffs failed to make or excuse the requisite demand that the Company pursue the claims of alleged misconduct as well as for failure to state a claim.

     In the second quarter of 2001 and through January 30, 2002, multiple lawsuits were filed against the Company, certain sales associates and other unnamed defendants in Alabama state courts by current or former members seeking unspecified actual and punitive damages for alleged breach of contract and fraud in connection with the sale of memberships. As of March 8, 2002, the Company was aware of 21 separate lawsuits involving approximately 114 plaintiffs that have been filed in multiple counties in Alabama, and additional suits of a similar nature have been threatened to be filed in Alabama and elsewhere by one or more of the counsel involved in these suits in Alabama. These cases make allegations similar to allegations made in cases previously filed against the Company in Alabama state courts by multiple plaintiffs which were previously settled for a payment of $1.5 million to settle claims by 97 separate claimants. In January 2002, one of the law firms representing individual plaintiffs filed a putative class action on behalf of all Alabama residents purchasing memberships seeking damages and injunctive relief based on alleged failures to provide coverage under the memberships. Based on the Company's preliminary investigation of the new cases, the facts involved are in many respects significantly different from the facts involved in the case the company previously settled. These cases are all in various stages of litigation, and the ultimate outcome of any particular case is not determinable.

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

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is putative class action filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The Complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. The Company intends to vigorously defend this case. The case is in the preliminary stages and the ultimate outcome is not determinable.

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

     The Company is constructing a new corporate office complex with an estimated completion date of June 2003 at an estimated cost of approximately $30 million. Costs incurred through December 31, 2001 of approximately $1.7 million have been paid from existing resources and cash flow. The Company continues to consider incurring indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. Since December 31, 2001, the Company has entered into a construction contract in the amount of $2.9 million with the general contractor pertaining to site work for the new office complex. The Company expects to enter into similar types of construction contracts for various phases of construction during the remainder of the construction period. Total remaining costs of construction are estimated at approximately $28 million during the 18-month period beginning January 1, 2002.

Note 13 - Stock Options and Purchase Plan

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

     A summary of the status of the Company's total stock option activity as of December 31, 2001, 2000 and 1999 for the years ended on those dates is presented below:


                                                 2001                       2000                      1999
                                           ---------------------      ---------------------     ---------------------
                                                       Weighted                   Weighted                  Weighted
                                                        Average                    Average                   Average
                                                       Exercise                   Exercise                  Exercise
                                             Shares      Price          Shares      Price        Shares       Price
                                           ----------  ---------      ----------  ---------     ----------  ---------
Outstanding at beginning of year.....      1,199,086   $  29.06       1,083,019   $  26.38      1,306,700   $  24.85
Granted..............................        443,288      17.64         355,892      32.06        720,000      29.45
Exercised............................        (43,175)     20.77        (226,937)     21.09       (183,349)     18.46
Terminated...........................       (262,563)     32.51         (12,888)     28.17       (760,332)     28.56
                                           ----------  ---------      ----------  ---------     ----------  ---------
Outstanding at end of year...........      1,336,636   $  25.09       1,199,086   $  29.06      1,083,019   $  26.38
                                           ----------  ---------      ----------  ---------     ----------  ---------
Options exercisable at year end......      1,199,644   $  25.56       1,117,086   $  28.96      1,030,519   $  26.31
                                           ----------  ---------      ----------  ---------     ----------  ---------

         The following table summarizes information about stock options outstanding at December 31, 2001:


 Range of Exercise Prices                                   Weighted Average
-------------------------                                       Remaining              Weighted Average
                                Number Outstanding          Contractual Life            Exercise Price
                                ------------------          ----------------           -----------------
      $14.25 - $19.20                   575,540                      3.28                   $  16.61
      $20.50 - $29.63                   256,553                      2.45                      26.27
      $30.00 - $42.13                   504,543                      2.23                      34.16
                                ------------------          ----------------           -----------------
                                      1,336,636                      2.73                   $  25.09
                                ------------------          ----------------           -----------------




     The following table summarizes information about stock options exercisable at December 31, 2001:



 Range of Exercise Prices                                   Weighted Average
-------------------------                                     Remaining              Weighted Average
                                Number Outstanding          Contractual Life            Exercise Price
                                ------------------          ----------------           -----------------
      $14.25 - $19.20                   469,540                      2.53                   $  16.32
      $20.50 - $29.63                   250,553                      2.44                      26.20
      $30.00 - $42.13                   479,551                      2.17                      34.26
                                ------------------          ----------------           -----------------
                                      1,199,644                      2.37                   $  25.56
                                ------------------          ----------------           -----------------





     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS 123, the Company continues to follow the provisions of Accounting Principles Board Opinion No. 25 and related interpretations for its employee compensation arrangements, and discloses the pro forma effects of applying SFAS 123. Had compensation cost for the Company's employee-related stock option plans been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net income and earnings per share for 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                                       2001        2000        1999
                                                                     ----------  ----------  ----------
                 Net income applicable to common stockholders:
                     As reported................................     $  27,110   $  20,485   $  12,850
                     Pro forma..................................        24,639      16,468       9,793

                 Basic earnings per common share:
                     As reported................................     $    1.26   $     .91   $     .56
                     Pro forma..................................          1.15         .73         .42

                 Diluted earnings per common share:
                     As reported................................     $    1.26   $     .90   $     .55
                     Pro forma..................................          1.15         .73         .42


     The estimated fair value of options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free interest rate of 4.09% for 2001, 5.15% for 2000 and 6.09% for 1999; expected life of 3-5 years; and expected volatility for the years ending December 31, 2001, 2000 and 1999 were 63.1%, 63.4% and 64.1%, respectively. Using these assumptions, the weighted average fair values at date of grant for options granted during 2001, 2000 and 1999 were $8.58, $17.36 and $6.53, respectively.

     During 1988, the Company adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company common stock. The Company, at its option, may make matching contributions to the plan, and recorded expense during 2001, 2000 and 1999 of $162,000, $130,000 and $86,000, based on annual contributions of Company stock of 6,100 shares, 5,500 shares and 2,800 shares, respectively.


Note 14 - Earnings Per Share

     Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

     Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The $3.00 Cumulative Convertible Preferred stock and the Special Preferred stock are considered to be dilutive common stock equivalents for all periods through the conversion/redemption date and the number of shares issuable on conversion of the $3.00 Cumulative Convertible Preferred stock and the Special Preferred Stock were added to the weighted average number of common shares. At December 31, 2000 all such shares had been converted or redeemed. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.


                                                                                  Year Ended December 31,
                                                                               -------------------------------
Basic Earnings Per Share:                                                        2001       2000      1999
                                                                               --------- ---------  ---------
Earnings:
Income from continuing operations before cumulative effect of change in accounting principle........................................................ $  27,110 $  20,853  $  12,034
Less dividends on preferred shares............................................         -         4         10
                                                                               --------- ---------- ---------
Income from continuing operations before cumulative effect of change in accounting principle applicable to common stockholders...................... $  27,110 $  20,849  $  12,024
                                                                               --------- ---------- ---------
Shares:
Weighted average shares outstanding...........................................    21,504    22,504     23,099
                                                                               --------- ---------- ---------

Diluted Earnings Per Share:

Earnings:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders after assumed conversions................................................................. $  27,110 $  20,853  $  12,034
                                                                               --------- ---------- ---------

Shares:
Weighted average shares outstanding...........................................    21,504    22,504     23,099
Assumed conversion of preferred stock.........................................         -        35         70
Assumed exercise of options...................................................        40       140        205
                                                                               --------- ---------- ---------
Weighted average number of shares, as adjusted................................    21,544    22,679     23,374
                                                                               --------- ---------- ---------

Note 15 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2001 and 2000.

                                  Selected Quarterly Financial Data
                               (In thousands, except per share amounts)


                        2001                          1st Quarter 2nd Quarter  3rd Quarter 4th Quarter
                        ----                          ----------- -----------  ----------- -----------

Revenues...........................................    $  70,325   $  76,808    $  76,215   $  80,313
Income from continuing operations..................        7,518       4,823        7,520       7,753
Income (loss) from  discontinued  operations,  net of        158        (102)        (562)          2
tax
Net income.........................................        7,676       4,721        6,958       7,755

Basic income per common share (1):
  Income from continuing operations................    $      .34  $      .22   $      .35  $      .36
  Income (loss) from discontinued operations.......           .01           -         (.03)          -
  Net Income.......................................           .35         .22          .32         .36

Diluted income per common share (1):
  Income from continuing operations................    $      .34  $      .22   $      .35  $      .36
  Income (loss) from discontinued operations.......           .01           -         (.03)          -
  Net Income.......................................           .35         .22          .32         .36


                        2000
                        ----
Revenues...........................................    $  55,865   $  59,555    $  65,686   $  65,277
Income from continuing operations before cumulative
  effect of accounting change......................        5,681       3,190        6,786       5,196
Income (loss) from discontinued operations, net of           143         229          227          50
  tax..............................................
Net income.........................................        4,811       3,419        7,013       5,246

Basic income per common share (1):
  Income from continuing operations before
    cumulative effect of accounting change.........    $      .25  $      .13   $      .31  $      .24
  Income (loss) from discontinued operations.......           .01         .01          .01           -
  Net Income.......................................           .22         .14          .32         .24

Diluted income per common share (1):
  Income from continuing operations before
    cumulative effect of accounting change.........    $      .25  $      .14   $      .30  $      .23
  Income (loss) from discontinued operations.......           .01         .01          .01           -
  Net Income.......................................           .21         .15          .31         .23


(1) The sum of EPS for the four quarters may differ from the annual EPS due to rounding and the required method of computing weighted average number of shares in the respective periods.


Note 16 - Segment Information

     The Company previously reported UFL as a segment. On December 31, 2001 the Company completed the sale of UFL and as a result has made the disclosures required by discontinued operations accounting, see Note 2 to Consolidated Financial Statements.

     Substantially all of the Company's business is currently conducted in the United States. Revenues from the Company's Canadian operations for 2001 and 2000 were $4.4 million and $4.9 million, respectively. The Company has no significant long-lived assets located in Canada.



ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------------
              AND FINANCIAL DISCLOSURE
              ------------------------
         Not applicable.


                                    PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2002.



                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a)      The following documents are filed as part of this report:

        (1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 35 of this report.
        (2) Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.

(b)      Reports on Form 8-K:  None.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PRE-PAID LEGAL SERVICES, INC.

Date: March 15, 2002                     By:    /s/ Randy Harp
                                                --------------------------------
                                                Randy Harp
                                                Chief Operating Officer

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

                       Name                                         Position                         Date
                       ----                                         --------                         ----

            /s/ Harland C. Stonecipher                 Chairman of the Board of Directors       March 15, 2002
----------------------------------------------------
              Harland C. Stonecipher                     (Principal Executive Officer)


               /s/ Wilburn L. Smith                          President and Director             March 15, 2002
----------------------------------------------------
                 Wilburn L. Smith


              /s/ Kathleen S. Pinson                     Vice President, Controller             March 15, 2002
----------------------------------------------------                  and
                Kathleen S. Pinson                                  Director


                  /s/ Randy Harp                            Chief Operating Officer             March 15, 2002
----------------------------------------------------                  and
                    Randy Harp                                      Director
                                                         (Principal Financial Officer)

               /s/ Steve Williamson                         Chief Financial Officer             March 15, 2002
----------------------------------------------------                  and
                 Steve Williamson                        (Principal Accounting Officer)

              /s/ Peter K. Grunebaum                                Director                    March 15, 2002
----------------------------------------------------
                Peter K. Grunebaum

              /s/Shirley A. Stonecipher                             Director                    March 15, 2002
----------------------------------------------------
              Shirley A. Stonecipher

                 /s/ John W. Hail                                   Director                    March 15, 2002
----------------------------------------------------
                   John W. Hail

                /s/ David A. Savula                                 Director                    March 15, 2002
----------------------------------------------------
                  David A. Savula

               /s/ Martin H. Belsky                                 Director                    March 15, 2002
----------------------------------------------------
                 Martin H. Belsky

                 /s/ John Addison                                   Director                    March 15, 2002
----------------------------------------------------
                   John Addison



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

*10.5 Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990(Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.6 Amendment No. 1 to Stock Option Plan, as amended effective May 2000 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

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

10.12 Stock Purchase Agreement dated as of October 5, 1998 between the Company and Pioneer Financial Services, Inc.(Incorporated by reference to Exhibit
       2.1 of the Company's Current Report on Form 8-K dated December 30, 1998)

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

23.1   Consent of Grant Thornton LLP

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.



                                  EXHIBIT 21.1

                          PRE-PAID LEGAL SERVICES, INC.
                           Subsidiaries of Registrant




                                                                State or         Percentage of
                                                                Province         Ownership by
                    Name of Subsidiary                       Incorporation         Registrant
                    ------------------                       -------------       --------------

Pre-Paid Legal Casualty, Inc.                                   Oklahoma              100%

American Legal Services, Inc.                                   Oklahoma              100%

Pre-Paid Legal Services, Inc. of Florida                        Oklahoma              100%

C & A Investments, Inc.                                         Oklahoma              100%

Pre-Paid Legal Administrators, Inc.                             Oklahoma              100%

Justice 900, Inc.                                               Oklahoma              100%

Legal Service Plans of Virginia, Inc.                           Virginia              100%

Ada Travel Service, Inc.                                        Oklahoma              100%

Pre-Paid Canadian Holdings, L.L.C.                              Oklahoma              100%

National Pre-Paid Legal Services of Mississippi, Inc.           Georgia          100% owned by
                                                                                 Pre-Paid Legal
                                                                               Services, Inc. of
                                                                                    Florida

Pre-Paid Legal Services of Tennessee, Inc.                     Tennessee         100% owned by
                                                                                 Pre-Paid Legal
                                                                                 Casualty, Inc.

PPL Legal Care of Canada Corporation                          Nova Scotia,       100% owned by
                                                                 Canada        Pre-Paid Canadian
                                                                                Holdings, L.L.C.



                                  EXHIBIT 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have issued our report dated March 8, 2002, accompanying the consolidated financial statements included in the Annual Report of Pre-Paid Legal Services, Inc. on Form 10-K for the year ended December 31, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statements of Pre-Paid Legal Services, Inc. on Forms S-8 (File No. 33-82144, effective July 28, 1994, File No. 33-62663, effective September 14, 1995, File No. 333-53183, effective May 20, 1998 and File No. 333-38386, effective June 1, 2000).



GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 8, 2002