Form 10-Q
period 2002-03-31
PRE PAID LEGAL SERVICES INC
filed 2002-04-23
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

                                       or

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

           Yes   X    No
               -----     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 15, 2002:

Common Stock                     $.01 par value                       20,143,579



                                    CONTENTS




Part I.  Financial Statements
Item 1.  Financial Statements of Registrant:

Consolidated Balance Sheets
as of March 31, 2002 (Unaudited) and
December 31, 2001

Consolidated Statements of Income
(Unaudited) for the three months ended
March 31, 2002 and 2001

Consolidated Statements of Comprehensive Income
(Unaudited) for the three months ended
March 31, 2002 and 2001

Consolidated Statements of Cash Flows
(Unaudited) for the three months ended
March 31, 2002 and 2001

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

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K




ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT
         ----------------------------------


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                          March 31,       December 31,
                                                                                             2002             2001
                                                                                         (Unaudited)
Current assets:                                                                         ------------     ------------
  Cash and cash equivalents........................................................     $     9,477      $    14,290
  Available-for-sale investments, at fair value....................................           5,900            6,070
  Membership income receivable.....................................................           5,300            5,472
  Inventories......................................................................           1,009              922
  Deferred member and associate service costs......................................          15,163           14,228
  Deferred income taxes............................................................           3,469            3,413
                                                                                        ------------     ------------
      Total current assets.........................................................          40,318           44,395
Available-for-sale investments, at fair value......................................          13,815           13,386
Investments pledged................................................................           4,291            4,315
Property and equipment, net........................................................          16,262           14,755
Deferred member and associate service costs........................................           3,021            2,907
Other assets.......................................................................           6,224            5,962
                                                                                        ------------     ------------
        Total assets...............................................................     $    83,931      $    85,720
                                                                                        ------------     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     7,807      $     7,664
  Deferred revenue and fees........................................................          22,227           20,893
  Income taxes payable.............................................................           4,319            1,087
  Accounts payable and accrued expenses............................................          13,636            9,678
                                                                                        ------------     ------------

    Total current liabilities......................................................          47,989           39,322
  Deferred revenue and fees........................................................           4,326            4,158
  Deferred income taxes ...........................................................              63               16
                                                                                        ------------     ------------
      Total liabilities............................................................          52,378           43,496
                                                                                        ------------     ------------

Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 24,860 and
    24,806 issued at March 31, 2002 and December 31, 2001, respectively............             249              248
  Capital in excess of par value...................................................          67,361           66,223
  Retained earnings................................................................          63,110           54,240
  Accumulated other comprehensive income (loss)....................................            (139)             186
  Treasury stock, at cost; 4,852 and 3,989 shares held at
    March 31, 2002 and December 31, 2001, respectively.............................         (99,028)         (78,673)
                                                                                        ------------     ------------
      Total stockholders' equity...................................................          31,553           42,224
                                                                                        ------------     ------------
        Total liabilities and stockholders' equity.................................     $    83,931      $    85,720
                                                                                        ------------     ------------


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)
                                                                                     Three Months Ended March
                                                                                                31,
                                                                                    -------------------------
                                                                                        2002          2001
                                                                                    -----------   -----------
Revenues:
  Membership fees................................................................   $   71,894    $   59,287
  Associate services.............................................................        9,019        10,137
  Other..........................................................................        1,118           901
                                                                                    -----------   -----------
                                                                                        82,031        70,325
Costs and expenses:
  Membership benefits............................................................       24,312        20,041
  Commissions....................................................................       27,808        23,626
  Associate services and direct marketing........................................        7,568         8,186
  General and administrative.....................................................        7,802         6,322
  Other, net.....................................................................          999           982
                                                                                    -----------   -----------
                                                                                        68,489        59,157

Income from continuing operations before income taxes............................       13,542        11,168
Provision for income taxes.......................................................        4,672         3,650
                                                                                    -----------   -----------
Income from continuing operations................................................        8,870         7,518
Income from operations of discontinued UFL segment, net of applicable
  income tax of $0...............................................................            -           158
                                                                                    -----------   -----------
Net income.......................................................................   $    8,870    $    7,676
                                                                                    -----------   -----------

Basic earnings per common share from continuing operations.......................   $     .44     $     .34
Basic earnings per common share from discontinued operations.....................        -              .01
                                                                                    -----------   -----------
Basic earnings per common share..................................................   $     .44     $     .35
                                                                                    -----------   -----------

Diluted earnings per common share from continuing operations.....................   $     .43     $     .34
Diluted earnings per common share from discontinued operations...................        -              .01
                                                                                    -----------   -----------
Diluted earnings per common share................................................   $     .43     $     .35
                                                                                    -----------   -----------

        The accompanying notes are an integral part of these financials.




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                                     Three Months Ended March
                                                                                                31,
                                                                                    -------------------------
                                                                                        2002          2001
                                                                                    -----------   -----------
Net income.......................................................................   $    8,870    $    7,676
                                                                                    -----------   -----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment........................................           42           (92)
                                                                                    -----------   -----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period......................         (334)          416
      Less: reclassification adjustment for realized gains included in net income          (33)          (12)
                                                                                    -----------   -----------
                                                                                          (367)          404
                                                                                    -----------   -----------
Other comprehensive income, net of income taxes of ($88) and $168................         (325)          312
                                                                                    -----------   -----------
Comprehensive income.............................................................   $    8,545    $    7,988
                                                                                    -----------   -----------

   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                                                     Three Months Ended March
                                                                                                31,
                                                                                    -------------------------
                                                                                        2002          2001
                                                                                    -----------   -----------
Cash flows from operating activities:
Net income.......................................................................   $    8,870    $    7,676
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Income from discontinued operations............................................            -          (158)
  Provision for deferred income taxes............................................          189         1,434
  Depreciation and amortization..................................................        1,197           928
  Tax benefit on exercise of stock options.......................................          164             -
  Decrease in Membership income receivable.......................................          172           289
  (Increase) decrease in inventories.............................................          (87)          477
  Increase in deferred member and associate service costs........................       (1,049)       (1,975)
  Increase in other assets.......................................................         (262)         (549)
  Increase in accrued Membership benefits........................................          143           363
  Increase in deferred revenue and fees..........................................        1,502         1,783
  Increase (decrease) in income taxes payable....................................        3,232          (396)
  Increase in accounts payable and accrued expenses..............................        3,992           917
                                                                                    -----------   -----------
    Net cash provided by operating activities of continuing operations...........       18,063        10,789
                                                                                    -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (2,704)       (2,857)
  Purchases of investments - available for sale..................................       (5,867)            -
  Maturities and sales of investments - available for sale.......................        5,067         5,191
                                                                                    -----------   -----------
    Net cash (used in) provided by investing activities of continuing operations.       (3,504)        2,334
                                                                                    -----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of common stock options.................................          983             -
  Decrease in capital lease obligations..........................................            -           (84)
  Purchases of treasury stock....................................................      (20,355)      (12,804)
                                                                                    -----------   -----------
    Net cash used in financing activities of continuing operations...............      (19,372)      (12,888)
                                                                                    -----------   -----------
Net (decrease) increase in cash and cash equivalents.............................       (4,813)          235
Cash and cash equivalents at beginning of period.................................       14,290        10,866
                                                                                    -----------   -----------
Cash and cash equivalents at end of period.......................................   $    9,477    $   11,101
                                                                                    -----------   -----------
Supplemental disclosure of cash flow information:
  Net cash used in discontinued operations.......................................   $        -    $     (237)
                                                                                    -----------   -----------
  Cash paid for interest.........................................................   $        -    $        1
                                                                                    -----------   -----------
  Income taxes paid..............................................................   $    1,087    $    1,000
                                                                                    -----------   -----------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
                                   (Unaudited)

Note 1 - Basis Of Presentation

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three months ended March 31, 2002 are not necessarily indicative of results expected for the full year.

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

Note 2 - Contingencies

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. The plaintiffs have filed a motion to reconsider and an appeal, and the Company has responded to the motion for reconsideration and will respond to the appeal according to a schedule to be set by the appellate court.

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. On August 14, 2001, Mr. Strykowski filed an amended complaint, which added Deloitte & Touche, the Company's previous outside auditors, as defendants. The complaints allege that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by improperly capitalizing commission expenses, caused the Company to allegedly pay increased salaries and bonuses based upon financial performance which was allegedly improperly inflated, and caused the Company to expend significant dollars in connection with the defense of its accounting policy, including cost incurred in connection with the defense of the securities class actions described above, and in connection with the repurchase of its own shares on the open market at allegedly artificially inflated prices. These derivative actions are related to the putative securities class actions described above, which have been dismissed with prejudice. On March 1, 2002, plaintiffs filed a consolidated amended derivative complaint making claims and allegations similar to those contained in the original derivative complaints. The plaintiffs' have sought to stay their action and have agreed to dismiss the case if judgment on the securities action is affirmed on appeal. The Pre-Paid defendants have opposed plaintiffs' motion to stay because the defendants believe the claims are entirely without merit and wish to bring a motion to dismiss them summarily. While the outcome of these cases is uncertain, based on the information currently available to the Company, it appears that the complaint should be dismissed because the plaintiffs failed to make or excuse the requisite demand that the Company pursue the claims of alleged misconduct as well as for failure to state a claim.

     In the second quarter of 2001 and through January 30, 2002, multiple lawsuits were filed against the Company, certain sales associates and other unnamed defendants in Alabama state courts by current or former members seeking unspecified actual and punitive damages for alleged breach of contract and fraud in connection with the sale of memberships. As of April 22, 2002, the Company was aware of 20 separate lawsuits involving approximately 113 plaintiffs that have been filed in multiple counties in Alabama, and additional suits of a similar nature have been threatened to be filed in Alabama and elsewhere by one or more of the counsel involved in these suits in Alabama. One such similar suit has been filed by one plaintiff and a different attorney in Mississippi. These cases make allegations similar to allegations made in cases previously filed against the Company in Alabama state courts by multiple plaintiffs which were previously settled for a payment of $1.5 million to settle claims by 97 separate claimants. In January 2002, one of the law firms representing individual plaintiffs filed a putative class action on behalf of all Alabama residents purchasing memberships seeking damages and injunctive relief based on alleged failures to provide coverage under the memberships. Based on the Company's preliminary investigation of the new cases, the facts involved are in many respects significantly different from the facts involved in the case the company previously settled. These cases are all in various stages of litigation, and the ultimate outcome of any particular case is not determinable. One of the suits has been dismissed with prejudice by the plaintiff due to her attorney's assessment of the merits of the case.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit in Oklahoma on behalf of two members making similar allegations and seeking "nationwide" class certification. The case is in the preliminary stages and the ultimate outcome is not determinable.

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

     The Company is constructing a new corporate office complex with an estimated completion date of June 2003 at an estimated cost of approximately $30 million. Costs incurred through March 31, 2002 of approximately $3.2 million have been paid from existing resources and cash flow. The Company continues to consider incurring indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. Since December 31, 2001, the Company has entered into a construction contract in the amount of $2.9 million with the general contractor pertaining to site work for the new office complex. The Company expects to enter into similar types of construction contracts for various phases of construction during the remainder of the construction period. Total remaining costs of construction are estimated at approximately $27 million during the 15-month period beginning April 1, 2002.

Note 3 - Treasury Stock Purchases

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 4.5 million shares during subsequent board meetings. At March 31, 2002, the Company had purchased 4.1 million shares under these authorizations for a total consideration of $95.3 million, an average price of $23.51 per share.

     Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the purchase program. The Company obtained on November 6, 2001 a $17.5 million line of credit facility that may be used for additional purchases. The Company had not drawn on this available credit line as of April 22, 2002.

Note 4 - Earnings Per Share

     Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the respective periods.

     Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The weighted average number of common shares is increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                               -------------------
                                                                                                 2002       2001
Basuc Earnings Per Share:                                                                      --------- ---------
Earnings:
Income from continuing operations applicable to common stockholders.........................   $   8,870 $   7,518
                                                                                               --------- ---------
Shares:
Weighted average shares outstanding.........................................................      20,304    22,002
                                                                                               --------- ---------


Diluted Earnings Per Share:
Earnings:
Income from continuing operations available to common stockholders
  after assumed conversions.................................................................   $   8,870 $   7,518
                                                                                               --------- ---------
Shares:
Weighted average shares outstanding.........................................................      20,304    22,002
Assumed exercise of options.................................................................         140        31
                                                                                               --------- ---------
Weighted average number of shares, as adjusted..............................................      20,444    22,033
                                                                                               --------- ---------

Note 5 - Discontinued Operations

     On December 31, 2001 the Company completed the sale of its wholly owned subsidiary Universal Fidelity Life Insurance Company ("UFL"). The Company received a $2.8 million dividend and $1.2 million from the sale of 100% of UFL stock. The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three months ended March 31, 2001. Cash flow impacts of discontinued operations have been segregated in the Consolidated Statements of Cash Flows for the three months ended March 31, 2001. Details of income from discontinued operations are as follows:

                                                                          Three Months Ended
                                                                            March 31, 2001
                                                                          ------------------
Revenues...............................................................          $   285
                                                                          ------------------
Income from discontinued operations, net of tax expense of $0..........          $   158
                                                                          ------------------


Note 6 - Recent Issued Accounting Pronouncements and Accounting Change

     In July 2001, the Financial Accounting Standards Board issued new pronouncements: SFAS 142, "Goodwill and Other Intangible Assets"; and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 142 requires that goodwill as well as other intangible assets be tested annually for impairment. In addition, the Statement eliminates the previous requirement to amortize goodwill or intangible assets with indefinite lives, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 was adopted effective January 1, 2002 and did not have a material impact on the Company's financial position or results of operations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to materially impact its reported results.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS 144") is effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS 144 effective January 1, 2002. The new standard did not have a material impact on the Company's financial statements.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

         Results of Operations

     The Company reported net income applicable to common shares of $8.9 million, or $.43 per diluted common share, for the three months ended March 31, 2002, up 16% from net income applicable to common stockholders of $7.7 million, or $.35 per diluted common share, for the comparable period of the prior year. Diluted earnings per share increased 23 percent due to increased net income of 16 percent and an approximate 7 percent decrease in the number of outstanding shares.

     Membership fees totaled $71.9 million during 2002 compared to $59.3 million for 2001, an increase of 21%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 9% during the three months ended March 31, 2002 to 200,780 from 183,712 during the comparable period of 2001. At March 31, 2002, there were 1,287,199 active Memberships in force compared to 1,114,437 at March 31, 2001, an increase of 16%. Additionally, the average annual fee per Membership has increased from $246 for all Memberships in force at March 31, 2001 to $253 for all Memberships in force at March 31, 2002, a 3% increase. This increase is a result of a higher portion of active Memberships containing additional benefits at an additional cost.

     Associate services revenue decreased 11% from $10.1 million for the first three months of 2001 to $9.0 million during the same period of 2002 primarily as a result of a reduced associate entry fee of $149 during the month of March 2002 compared to the typical associate fee of $249 and due to slightly fewer new associates recruited. The associate entry fee has been reduced periodically in the past and may continue to be reduced at certain times in future periods. Although the reduction in price may lead to lower associate services revenues overall, the reduced price typically increases the number of new associates that join and to a great extent offsets the overall reduction in revenue. As a result of this lower fee for part of the 2002 quarter, the Fast Start program generated training fees of approximately $3.6 million during the first three months of 2002 compared to $6.0 million for the comparable period of 2001. The field training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start typically requires a training fee of $184 per new associate, except for special promotions the Company implements from time to time, and upon successful completion of the program provides for the payment of certain training bonuses. The $3.6 million and $6.0 million for the three month periods ending March 31, 2002 and 2001, respectively, in training fees was collected from approximately 31,187 new sales associates who elected to participate in Fast Start during the first three months of 2002 compared to 32,790 that participated during the comparable quarter of 2001. Total new associates enrolled during the first three months of 2002 were 33,493 compared to 34,286 for the same period of 2001, a decrease of 2%. The number of new associates recruited in the first three months of 2001 represents the highest recruiting quarter in the Company's history.

     Other income increased 24%, to $1.1 million for the three months ended March 31, 2002 from $900,000 for the comparable period of 2001 primarily due to an increase in enrollment fees of $200,000.

     Primarily as a result of the increase in Membership fees, total revenues increased to $82.0 million for the three months ended March 31, 2002 from $70.3 million during the comparable period of 2001, an increase of 17%.

     Membership benefits totaled $24.3 million for the three months ended March 31, 2002 compared to $20.0 million for the comparable period of 2001, and represented 34% of Membership fees for both the 2002 and 2001 periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost.

     Commissions to associates increased 18% to $27.8 million for the three months ended March 31, 2002 compared to $23.6 million for the comparable period of 2001, and represented 39% and 40% of Membership fees for such periods. These amounts were reduced by $438,000 and $582,000, respectively, representing Membership lapse fees. Prior to March 1, 2002, these fees were determined by applying the prime interest rate to the advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions payments due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commissions. The Company eliminated these fees for Memberships sold after March 1, 2002 in conjunction with the change in the commission structure as discussed in "Liquidity and Capital Resources".
Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the three months ended March 31, 2002 totaled 200,780, a 9% increase from the 183,712 sold during the comparable period of 2001. Commissions to associates per new membership sold were $138 per membership for the three months ended March 31, 2002 compared to $129 for the comparable period of 2001. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale.

     Associate services and direct marketing expenses decreased to $7.6 million for the three months ended March 31, 2002 from $8.2 million for the comparable period of 2001. Fast Start bonuses incurred were approximately $1.6 million during the first three months of 2002 compared to $3.6 million in the same period of 2001. Fast Start bonuses are typically eliminated during those times the Company reduces the sales associate entry fee as it did in March 2002. These Fast Start training bonuses are also affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include marketing costs, other than commissions, that are directly associated with new Membership sales.

     General and administrative expenses during the three months ended March 31, 2002 and 2001 were $7.8 million and $6.3 million, respectively, and represented 11% of Membership fees for each period. Management expects general and administrative expenses as a percentage of Membership fees to remain near current levels in the near term but to gradually decrease as a percentage of Membership fees as a result of certain economies of scale.

     Other expenses, net, which include depreciation and amortization and premium taxes reduced by interest income, were approximately $1.0 million for both three-month periods. Depreciation and amortization increased to $1.2 million for the first three months of 2002 from $948,000 for the comparable period of 2001 but premium taxes decreased $295,000 from $580,000 for the three months ended March 31, 2001 to $285,000 for the comparable period of 2002 due to a change in the tax structure of one of the states in which the Company pays premium taxes. Interest income decreased by approximately $61,000 for the first three months of 2002 to $483,000 from $544,000 for the 2001 period due to a decrease in investment balances.

     The Company has recorded a provision for income taxes of $4.7 million (35% of pretax income) for the first three months of 2002 compared to $3.7 million (33% of pretax income) for the same period of 2001. The lower effective tax rate for the 2001 period was primarily attributable to the utilization of net operating loss carryforwards and tax credits.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Income from discontinued operations, net of income tax of $0, was $158,000 for the three months ended March 31, 2001. UFL was sold on December 31, 2001.


     Liquidity and Capital Resources
     General
     Consolidated net cash provided by operating activities of continuing operations was $18.1 million for the first three months of 2002 compared to cash provided of $10.8 million for the 2001 period. The increase of $7.3 million resulted primarily from the increase in net income of $1.2 million, a net increase in the change in income taxes payable of $3.6 million and a net increase in the change in accounts payable and accrued expenses of $3.1 million, partially offset by a decrease in the provision for deferred taxes of $1.2 million.

     Consolidated net cash used in investing activities of continuing operations was $3.5 million for the first three months of 2002 compared to net cash provided by investing activities of $2.3 million for the comparable period of 2001. This $5.8 million increase in cash used in investing activities resulted primarily from the $5.9 million increase in the purchases of investments.

     Net cash used in financing activities of continuing operations during the first three months of 2002 was $19.4 million compared to $12.9 million for the comparable period of 2001. This $6.5 million change was primarily comprised of the $7.6 million increase in treasury stock purchases during the first three months of 2002 compared to the first three months of 2001 offset by a $1.0 million increase in proceeds from the exercise of stock options during the 2002 period when compared to the comparable period of 2001.

     Primarily due to the large amount of treasury stock purchases in the first three months of 2002 of approximately $20.4 million, the Company had a consolidated working capital deficit of $7.7 million at March 31, 2002, a decrease of $12.7 million compared to a consolidated working capital surplus of $5.1 million at December 31, 2001. More than $7 million of the working capital deficit at March 31, 2002 is related to deferred revenue and fees in excess of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. Additionally, at the current rate of cash flow provided by continuing operations ($18.1 million during the first quarter of 2002), the Company's ability to control the timing of its discretionary treasury stock purchases and the availability pursuant to its line of credit, the Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At March 31, 2002 the Company reported $29.2 million in cash and cash equivalents and unpledged investments (after utilizing more than $20.4 million to purchase approximately 862,800 shares of its common stock during the three months ended March 31, 2002) compared to $33.7 million at December 31, 2001. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the three months ended March 31, 2002, the Company advanced commissions of $29.3 million on new Membership sales compared to $25.2 million for the same period of 2001. Since approximately 94% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and commissions payable on those Memberships are withheld to recover the advance. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, the Company returned to a differential commission structure with advance rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from zero to 25% per annum based on the first year Membership retention rate of the associate's sales organization. This 12-month advance structure replaces the prior compensation structure utilized by the Company that included up to a 3-year commission advance based on an average commission rate of approximately 27% for all membership years.

     The Company expenses advance commissions ratably over the first month of the related membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of March 31, 2002 were:

                                                                                 (Amounts in 000's)
                                                                                 ------------------
Beginning unearned advance commission payments (1)...............................   $   211,609
Advance commission payments, net.................................................        29,310
Earned commissions applied.......................................................       (18,473)
Advance commission payment write-offs............................................          (564)
                                                                                    -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       221,882
Estimated unrecoverable advance commission payments (1)..........................       (17,562)
                                                                                    -------------
Ending unearned advance commission payments, net (1).............................   $   204,320
                                                                                    -------------

    (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $22 million. As such, at March 31, 2002 future commission payments and related expense should be reduced as unearned advance commission payments of $182 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. For additional information concerning these commission advances, see the Company's Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at March 31, 2002 of $29.2 million. The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $25 to $35 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases. The Company continues to consider incurring indebtedness in order to continue or increase the rate of treasury stock purchases, including financing its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock.

     The Company is constructing a new corporate office complex. Costs incurred through March 31, 2002 of approximately $3.2 million have been paid from existing resources and cash flow. Since December 31, 2001, the Company has entered into a construction contract in the amount of $2.9 million with the general contractor pertaining to site work for the new office complex. The
Company expects to enter into similar types of construction contracts for various phases of construction during the remainder of the construction period. Total remaining costs of construction are estimated at approximately $27 million during the 15-month period beginning April 1, 2002.

     On November 6, 2001, the Company entered into a $17.5 million line of credit with Bank of Oklahoma, N.A. in order to fund additional treasury stock purchases. The line of credit provides for immediate funding of up to $17.5 million with repayments originally scheduled to begin February 15, 2002 and end November 15, 2002 with interest at the Libor rate plus 2% per annum or the prime rate minus 1/2 percent per annum as selected by the Company. Since the Company did not access this line of credit prior to February 15, 2002, the Company has asked the bank to amend the terms of the loan to allow for advances subsequent to February 15, 2002 without extending the repayment time frame. The bank has indicated their willingness to make such amendment and submitted formal amendment documentation to the Company, but those documents have not been finalized. The loan is secured by the Company's rights to receive membership fees on a portion of its memberships. The terms of this loan have various covenants customary for similar transactions. The Company had not drawn on this available credit line as of April 22, 2002.

     Actions that May Impact Retention in the Future
     The potential impact on the Company's future profitability and cash flow due to future changes in Membership retention can be significant. While blended retention rates have not changed significantly over the past five years, the Company has recently taken actions that may impact retention rates in the future. Since December 31, 2001, the Company has implemented several new initiatives aimed at improving the retention rate of both new and existing Memberships. Such initiatives include a revised compensation structure, effective March 1, 2002, featuring variable renewal commission rates ranging from zero to 25% per annum based on the first year Membership retention rate of the associate's sales organization; implementation of a "non-taken" administrative fee to sales associates of $35 for any Membership application that is processed by the Company after March 1, 2002, but for which a payment is never received; and, an increase in the amount of the commission "charge-back" for Memberships written after March 1, 2002 which are subsequently terminated from 50% of the unearned Membership commission advance balance to 100% of the unearned Membership commission advance balance. The Company is also in the process of designing and implementing an enhanced member "life cycle" communication process aimed at both increasing the overall amount of communication from the Company to the members as well as more specific target messaging to members based on the length of their Membership as well as utilization characteristics. The Company believes that such efforts may increase the utilization by members and therefore lead to higher retention rates.

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At March 31, 2002, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the respective insurance commissioner. PPLCI had approximately $5 million in surplus funds available for payment of an ordinary dividend.

     Forward-Looking Statements
     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of March 31, 2002 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

     Risk Factors
     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 - Contingencies and Item 1 - Legal Proceedings. Please refer to page 33 and 34 of the Company's 2001 Annual Report on Form 10-K for a description of other risk factors.


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

     As of March 31, 2002, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                               Estimated fair value
                                                                        Hypothetical change       after hypothetical
                                                                         in interest rate        change in interest
                                                             Fair Value  (bp=basis points              rate
                                                             ---------- -------------------    ---------------------
Fixed-maturity investments at March 31, 2002 (1)............ $   19,834   100 bp increase           $     18,356
                                                                          200 bp increase                 17,030
                                                                          50 bp decrease                  20,544
                                                                          100 bp decrease                 21,254

Fixed-maturity investments at December 31, 2001 (1)......... $   18,983   100 bp increase           $     17,635
                                                                          200 bp increase                 16,437
                                                                          50 bp decrease                  19,575
                                                                          100 bp decrease                 20,167

--------------------
(1) Excluding short-term investments with a fair value of $3.3 million at March 31, 2002 and December 31, 2001, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2002 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.8 million at that date. At December 31, 2001, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.5 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

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

(b) Reports on Form 8-K: none



                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRE-PAID LEGAL SERVICES, INC.


Date: April 22, 2002               /s/ Randy Harp
                                   ------------------------------------------
                                   Chief Operating Officer
                                   (Duly Authorized Officer)

Date: April 22, 2002               /s/ Steve Williamson
                                   ------------------------------------------
                                   Chief Financial Officer
                                   (Principal Accounting Officer)