Form 10-K/A
period 2001-12-31
PRE PAID LEGAL SERVICES INC
filed 2002-07-02
CIK 311657

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits of other portions of its Annual Report on Form 10-K pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2001, as set forth below and in the pages attached hereto.

     Part IV, Item 14 - "Exhibits and Reports on Form 8-K" is amended (i) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Option Ownership and Thrift Plan and Trust ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 2001, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 and 23.3 the consents of Grant Thornton LLP and Deloitte & Touche LLP, respectively relating to the use of their reports which are included as part of Exhibit 99.1.

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

                                    PRE-PAID LEGAL SERVICES, INC.

Date: July 1, 2002             By:  /s/ Randy Harp
                                    -------------------------------------------
                                    Randy Harp
                                    Chief Operating Officer




                                INDEX TO EXHIBITS


  Exhibit No.                 Description
-------------                 -----------

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

*10.5Amendment  to New  Business  Generation  Agreement  between the Company and
     Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.6Amendment  No.  1 to Stock  Option  Plan,  as  amended  effective  May 2000
     (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

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

10.17Demand Note of Randy Harp dated  December  22, 2000 in favor of the Company
     (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.18Loan agreement dated November 6, 2001 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.19Security  agreement  dated November 6, 2001 between Bank of Oklahoma,  N.A.
     and the Company (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

21.1 List of Subsidiaries of the Company  (Incorporated  by reference to Exhibit
     21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

23.1 Consent of Grant Thornton LLP (Incorporated by reference to Exhibit 23.1 of the Company's Annual Report on Form 10-K for the year ended December 31,
     2001)

23.2 Consent of Grant Thornton LLP relating to report concerning plan financial information included as part of Exhibit 99.1

23.3 Consent of Deloitte & Touche LLP relating to report concerning plan financial information included as part of Exhibit 99.1

99.1 Financial information relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust, as required by Form 11-K for the fiscal year of the plan ended December 31, 2001
     --------------------

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.


                  Exhibit 23.2 - Consent of Grant Thornton LLP


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
---------------------------------------------------

We have issued our report dated June 20, 2002, accompanying the financial statements and schedules of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust for the year ended December 31, 2001, included in this Amendment No. 1 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statement of Pre-Paid Legal Services, Inc. on Form S-8 (File No. 33-82144, effective July 28, 1994).


GRANT THORNTON LLP


Oklahoma City, Oklahoma
June 20, 2002




                 Exhibit 23.3 - Consent of Deloitte & Touche LLP


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-82144 of Pre-Paid Legal Services, Inc. on Form S-8 of our report dated June 15, 2001 on the financial statements of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust for the year ended December 31, 2000 appearing in this Amendment No. 1 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2001.


/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Tulsa, Oklahoma
June 28, 2002



Exhibit 99.1 - Financial Statements and Report of independent certified public accounts for the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan Trust for the fiscal year of the plan ended December 31, 2001



Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust
                           December 31, 2001 and 2000


                                 C O N T E N T S


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

    STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

    STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

    NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULES

    SCHEDULE H, LINE 4i - ASSETS HELD FOR INVESTMENT PURPOSES

    SCHEDULE H, LINE 4j - REPORTABLE TRANSACTIONS


Report of Independent Certified Public Accountants
--------------------------------------------------

Trustee and Participants
Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust

We have audited the accompanying statement of net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust as of December 31, 2001, and the related statement of changes in net assets available for benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust as of December 31, 2001, and the changes in net assets available for benefits for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole as of and for the year ended December 31, 2001. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. Such supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.






GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 20, 2002



INDEPENDENT AUDITORS' REPORT


To the Trustees and Participants of the
   Pre-Paid Legal Services, Inc.
   Employee Stock Ownership and
   Thrift Plan and Trust:

We have audited the accompanying statement of net assets available for benefits of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust (the "Plan") as of December 31, 2000, and the related statements of changes in net assets available for benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000, and the changes in net assets available for benefits for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Tulsa, Oklahoma
June 15, 2001




             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                          and Thrift Plan and Trust The
                                      STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                  December 31,


                                                                                           2001                 2000
                                                                                           ----                 ----
ASSETS
    Cash and cash equivalents                                                          $   296,455          $   224,112
    Investments, at fair value
       Pre-Paid Legal Services, Inc. common stock                                        4,108,747            4,355,987
       Participant-directed mutual funds                                                   842,959              937,921
    Participant notes                                                                       50,502                  -
    Receivables
       Employer contributions                                                              210,671              161,973
       Participants' elective deferrals                                                      8,831                7,133
                                                                                       ------------         ------------
                  NET ASSETS AVAILABLE FOR BENEFITS                                     $5,518,165           $5,687,126
                                                                                       ------------         ------------





        The accompanying notes are an integral part of these statements.





             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                           and Thrift Plan and Trust
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                             Year ended December 31,


                                                                                            2001                 2000
                                                                                            ----                 ----
Additions
    Employer contributions (Pre-Paid Legal Services, Inc.
       common stock)                                                                   $   210,671          $   161,973
    Participant contributions                                                              375,299              292,978
    Interest and dividend income                                                            36,537               50,735
    Net appreciation in fair value of investments                                              -                256,883
                                                                                       ------------         ------------
                  Total additions                                                          622,507              762,569

Deductions
    Benefits paid to participants                                                          155,530              119,312
    Net depreciation in fair value of investments                                          635,938                    -
                                                                                       ------------         ------------
                  Total deductions                                                         791,468              119,312
                                                                                       ------------         ------------
                  NET INCREASE (DECREASE) IN NET ASSETS                                   (168,961)             643,257

Net assets available for benefits at beginning of year                                   5,687,126            5,043,869
                                                                                       ------------         ------------
Net assets available for benefits at end of year                                        $5,518,165           $5,687,126
                                                                                       ------------         ------------


        The accompanying notes are an integral part of these statements.



                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - DESCRIPTION OF PLAN AND SUMMARY OF ACCOUNTING POLICIES

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

     Under the terms of the Plan, the Committee may acquire, hold and dispose of all cash and investments, including common and preferred stock of the Company, through a trust fund. Participants who have attained the age of 55 have the right to make an election to direct the Committee as to the investment of their accounts. Such participants may elect to diversify up to 100% of their deferred compensation accounts and the vested portion of their Company Contributed Accounts in one or more "no load" mutual funds of any regulated investment company as defined by Section 851 of the Internal Revenue Code.

     Each participant or beneficiary shall have the sole right to vote shares of Company common stock allocated to such participant's account. The right to vote such shares shall be exercised by directing the Committee as to the manner in which the shares shall be voted.

     The following is a summary of the Plan's significant accounting policies.

     1. Basis of Accounting

     The Plan's financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     2. Cash and Cash Equivalents

     Cash and cash equivalents consist of the Plan's linked cash and money fund accounts at a national brokerage firm. Money fund amounts have a unit value of $1 and balances are immediately accessible by the Plan.

     3. Investments

     Investments are presented at fair value as measured by market prices in active markets, including national securities exchanges. The cost of Company common stock sold is determined on the basis of average cost. Actual cost is used as a basis for sales of all other investments. Investment transactions are recorded on a trade date basis.

     4. Participant Notes

     Effective July 1, 2001, the Plan began to permit participant notes. Participant notes are approved by the Committee and cannot be made for an amount less than $1,000 or exceed the lesser of $50,000 reduced by the excess of the highest outstanding balance of loans during the one-year period ending on the day before the loan is made or one-half of the participant's vested balance. The notes are secured by the participant's vested interest in the Plan, bear interest and are repayable based upon rates and terms set forth in the Plan.

     5. Noncash Contributions

     Contributions of Company common stock are recorded at fair value as determined by using the average closing price of Company common stock as quoted on the New York Stock Exchange for each day when the stock is traded during the 20 day period immediately preceding the date of contribution.

     6. Expenses

     The Company elected to pay all of the Plan's administration expenses in 2001 and 2000 although it is not obligated to do so. Any expenses not paid by the Company would be paid by the Plan.

     7. Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates. Investment securities, in general, are exposed to various risks, such as interest rate, credit and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for plan benefits.


NOTE B - PLAN DESCRIPTION

     The following brief description of the provisions of the Plan is provided for general information purposes only. Participants should refer to the Plan agreement for more complete information.

     1. General

     The Plan is a defined contribution plan covering certain employees of the Company and employees of affiliated companies which are included in the Company's consolidated tax return. The Plan year end is December 31. All employees at least 21 years of age are eligible to enroll in the Plan on January 1 or July 1 following the date the employee completes one year of service (1,000 hours) within 12 consecutive months of their employment date.

     2. Discretionary Matching Company Contributions

     The Company may make discretionary contributions to the Plan for each plan year. The contributions may vary from year to year and are determined by written action of the Board of Directors of the Company. Contributions may be made only out of the Company's consolidated net profits before federal and state income taxes from the current or a preceding plan year. The Company's contribution may be paid to the Trustee either in cash, qualified employer securities or in other property. In 2001 and 2000, all Company contributions were made in qualified employer securities.

     The Discretionary Matching Company Contribution is an amount determined, in the sole discretion of the Company and added to amounts forfeited by other participants, to match the following percentages of participants' deferred compensation contributions (up to a maximum of 6%) for the plan year. The Discretionary Matching Company Contribution is allocated at the end of each plan year to each participant's Company Contribution Account based on the following percentages:

      Years of service
      on first day of                                    Matching
         Plan year                                     percentages
      ----------------                                 -----------


         0 - 5                                              50%
         6 - 10                                             75%
        11 or more                                         100%


     3. Employee Deferred Compensation Contributions

     A participant may elect to defer a portion of his compensation in the form of a contribution to his deferred compensation account under the Plan. Participants contribute to the Plan on a pre-tax basis only. Subject to the limitations contained in the Plan, a participant may elect to defer any portion of his compensation. However, a participant may never defer more than the lesser of the Internal Revenue Service limitation ($10,500 in 2001 and 2000) in any plan year or a percentage of compensation greater than the maximum percentage of compensation determined annually by the Committee.

     Separate accounts are maintained for each participant in the Plan. When an election is made by the participant to defer part of his compensation, an Employee Deferred Compensation Account is established. Each participant will also have a Company Contribution Account consisting of discretionary matching contributions made by the Company and a proportionate share of forfeitures.

     All amounts in the participant's accounts are placed in a trust fund and invested by the Trustee. The Trustee must invest the trust fund solely in the interest of and for the exclusive purpose of providing benefits to the participants and their beneficiaries while minimizing the expenses of administering the Plan. Under the terms of the Plan, all Company contributions and up to 75% of the participant's contributions may be invested in common stock of the Company or in preferred stock convertible into common stock of the Company at a conversion price which, as of the date of acquisition by the Plan, is reasonable. Such securities are termed qualified employer securities.

     Participants who have reached the age of 55 may elect to diversify up to 100% of their Employee Deferred Compensation Accounts and the vested portion of their Company Contribution Accounts in one or more qualifying "no load" mutual funds.

     A participant will be entitled to his Employee Deferred Compensation Account at the normal retirement date (age 59 1/2), or upon permanent disability, death, separation from employment or in the case of hardship (as determined by the Committee).

     A participant will be entitled to the full amount credited to his Company Contribution Account at the normal retirement date or upon permanent disability or death. If a participant terminates employment for any reason after he has completed at least one year of service, he will be entitled to receive a portion or all of his account, depending on his years of service. The percentage of the Company Contribution Account to which a participant is entitled and the percentage forfeited if a participant leaves the Company for reasons other than retirement, permanent disability or death prior to becoming fully vested is computed according to the following formula:

                                      Vested                Forfeited
        Years of service             percentage             percentage
       ------------------            ----------             ----------

        Less than 1                       0%                     100%
        1 but less than 2                 20%                     80%
        2 but less than 3                 40%                     60%
        3 but less than 4                 60%                     40%
        4 but less than 5                 80%                     20%
        5 or more                        100%                     0%

     A participant will always be fully vested in his Employee Deferred Compensation Account, regardless of his years of service.

     The Company may amend the Plan at any time to conform to the Internal Revenue Code, Treasury Regulations and Rulings thereunder. The Company has the right to terminate the Plan at any time upon prior written notice to the Trustee and may direct the Trustee to liquidate the shares of participants in the trust fund. Upon termination or permanent suspension of contributions, the accounts of all participants affected thereby shall become nonforfeitable and shall be distributed.


NOTE C - INVESTMENTS

     At December 31, 2001 and 2000, the Plan held 187,614 and 170,823 shares, respectively, of the Company's common stock with a cost of $1,544,034 and $1,126,512, respectively. Other than the Company's common stock (which is a nonparticipant-directed investment), investments of the Plan which represented 5% or more of the Plan's net assets available for benefits at December 31, 2001 and 2000 were participant-directed investments of
     $372,802 and $452,415, respectively, held in the Federated Investors Automated Cash Management Trust SS. In addition, the Plan's nonparticipant-directed Merrill Lynch CMA Government Securities Fund balance of $296,455 represented 5.37% of net assets available for benefits at December 31, 2001.


NOTE D - NONPARTICIPANT-DIRECTED INVESTMENTS

     Information regarding the Plan's nonparticipant-directed investment in the Company's common stock at December 31, 2001 and 2000 is included in Note C above. Significant components of the changes in net assets relating to nonparticipant-directed investments (including activity in the Plan's cash and cash equivalents) for the years ended December 31, 2001 and 2000 is as follows:

                                                                                               2001             2000
                                                                                               ----             ----

       Net investment gain (loss)                                                            $(601,372)        $254,731
       Contributions
           Employer                                                                            210,671          161,973
           Employee                                                                            375,299          292,978
       Benefits paid to participants                                                           (60,074)        (119,312)
       Transfers to participant-directed investments, net                                      (48,919)         (65,768)
                                                                                             ---------        ---------

                                                                                             $(124,395)        $524,602
                                                                                              ========          =======


NOTE E - TAX STATUS

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


NOTE F - DISTRIBUTIONS

     Former participants may request distribution of their accounts in the form of Company common stock or cash. The ability of the Plan to make distributions in cash depends, in part, on the cash available within the Plan to purchase the former participants' vested shares of the Company's common stock. Former participants who have elected to diversify all or a portion of their Plan accounts into qualified "no load" mutual fund investments will receive a distribution of mutual fund shares or cash. Distributions made in 2001 consisted of 1,089 shares of the Company's common stock and cash of $134,717. Distributions made in 2000 consisted of 1,932 shares of the Company's common stock and cash of $63,380.

     Former participants who terminated employment during 2001 and had not yet received distribution of their account at December 31, 2001 will receive distribution in 2002. The balance due former participants at December 31, 2001 included 270 shares of the Company's common stock and cash of $2,000. The balance due former participants at December 31, 2000 included 592 shares of the Company's common stock and cash of $4,365.





                            SUPPLEMENTAl SCHEDULES
                            ----------------------


             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                            and Thrift Plan and Trust
            SCHEDULE H, LINE 4i - ASSETS HELD FOR INVESTMENT PURPOSES

                                December 31, 2001
-----------------------------------------------------------------------------------------------------------------------


  (a)                      (b)                                (c)                       (d)                   (e)

       Identity of issuer, borrower, lessor,                                                                Current
  or similar party; description of investment                Units                     Cost                  value
-----------------------------------------              --------------------        --------------         -------------


Corporate common stock
    *Pre-Paid Legal Services, Inc.                       187,614 shares              $1,544,034             $4,108,747

Short-term funds
    Federated Investors
       Automated Cash Management Trust SS                       372,802 units                 372,802           372,802
    Merrill Lynch - Money Funds
       CMA Government Securities Fund                           296,455 units                 296,455           296,455
    American Funds
       U.S. Treasury Money Fund of America                      227,827 units                 227,827           227,827
    Morgan Stanley Dean Witter
       Dividend Growth Securities B                              3,619 units                  187,067           166,569
       Liquid Asset Fund                                           1 unit                           1                 1
    Vanguard Group
       Health Care Fund                                           614 units                    66,427            71,785
       500 Index Fund                                             38 units                      4,785             3,975
                                                                                         ------------      ------------
                                                                                            1,155,364         1,139,414


                                                                                           $2,699,398        $5,248,161
                                                                                            =========         =========







*  Party-in-interest to the Plan


            SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS

                          Year ended December 31, 2001
-------------------------------------------------------------------------------------------------------------------------------


(a)               (b)              (c)          (d)        (e)       (f)                (g)         (h)                (i)
Identity of                                                             Expense                     Current value of   Net
  party           Description of   Purchase     Selling    Lease     incurred with      Cost of       asset on         gain
involved              asset         Price        Price     Rental     Transaction        Asset      transaction date   (loss)
-----------       --------------   --------     -------    ------    -------------      --------    ----------------   ------
*Pre-Paid Legal    Common stock,    $447,537    $          $                $ -          $447,537       $447,537         $ -
 Services, Inc.     8 purchases                     -         -






* Party in interest