Form 10-Q
period 2002-06-30
PRE PAID LEGAL SERVICES INC
filed 2002-07-24
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2002


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____ to _____

                                 ---------------


                         Commission File Number: 1-9293



                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)



             Oklahoma                                         73-1016728
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


  321 East Main Street, Ada, Oklahoma                          74821-0145
(Address of principal executive offices)                       (Zip Code)


      (Registrants' telephone number, including area code): (580) 436-1234


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|   No  [ ]

The number of shares outstanding of the registrant's common stock as of July 22, 2002 was 19,384,882.



                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2002


                                    CONTENTS



Part I.  Financial Statements

         Item 1.      Financial Statements of Registrant:

                           a)  Consolidated Balance Sheets
                           as of June 30, 2002 (Unaudited) and
                           December 31, 2001

                           b)  Consolidated Statements of Income
                           (Unaudited) for the three months and six months ended June 30, 2002 and 2001

                           c) Consolidated Statements of Comprehensive Income (Unaudited) for the three months and six months ended June 30, 2002 and 2001

                           d)  Consolidated Statements of Cash Flows
                           (Unaudited) for the six months ended
                           June 30, 2002 and 2001

                           e) Notes to Consolidated Financial Statements (Unaudited)

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

         Item 6.     Exhibits and Reports on Form 8-K


Signatures




ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT
         ----------------------------------


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                           June 30,      December 31,
                                                                                             2002           2001
                                                                                        ------------     ------------
Current assets:                                                                          (Unaudited)

  Cash and cash equivalents........................................................     $    10,190      $    14,290
  Available-for-sale investments, at fair value....................................           6,098            6,070
  Membership income receivable.....................................................           5,607            5,472
  Inventories......................................................................           1,068              922
  Income taxes receivable..........................................................             396                -
  Deferred member and associate service costs......................................          16,499           14,228
  Deferred income taxes............................................................           3,540            3,413
                                                                                        ------------     ------------
      Total current assets.........................................................          43,398           44,395
Available-for-sale investments, at fair value......................................          14,087           13,386
Investments pledged................................................................           4,353            4,315
Property and equipment, net........................................................          17,061           14,755
Deferred member and associate service costs........................................           3,157            2,907
Other assets.......................................................................           5,607            5,962
                                                                                        ------------     ------------
        Total assets...............................................................     $    87,663      $    85,720
                                                                                        ------------     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     8,408      $     7,664
  Deferred revenue and fees........................................................          23,526           20,893
  Income taxes payable.............................................................               -            1,087
  Accounts payable and accrued expenses............................................          12,609            9,678
                                                                                        ------------     ------------
    Total current liabilities......................................................          44,543           39,322
  Deferred revenue and fees........................................................           4,574            4,158
  Deferred income taxes ...........................................................             401               16
                                                                                        ------------     ------------
      Total liabilities............................................................          49,518           43,496
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 25,017 and
    24,806 issued at June 30, 2002 and December 31, 2001, respectively.............             250              248
  Capital in excess of par value...................................................          69,686           66,223
  Retained earnings................................................................          71,637           54,240
  Accumulated other comprehensive income...........................................             307              186
  Treasury stock, at cost; 5,090 and 3,989 shares held at
    June 30, 2002 and December 31, 2001, respectively..............................        (103,735)         (78,673)
                                                                                        ------------     ------------
      Total stockholders' equity...................................................          38,145           42,224
                                                                                        ------------     ------------
        Total liabilities and stockholders' equity.................................     $    87,663      $    85,720
                                                                                        ------------     ------------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                  -----------------------  ------------------------
                                                                     2002         2001         2002         2001
                                                                  ----------- -----------  -----------  -----------

Revenues:
  Membership fees.................................................$   77,585  $   67,108   $  149,479   $  126,395
  Associate services..............................................     9,117       8,984       18,136       19,121
  Other...........................................................     1,242         716        2,360        1,617
                                                                  ----------- -----------  -----------  -----------
                                                                      87,944      76,808      169,975      147,133
                                                                  ----------- -----------  -----------  -----------
Costs and expenses:
  Membership benefits.............................................    26,004      21,782       50,316       41,823
  Commissions.....................................................    32,799      31,457       60,607       55,083
  Associate services and direct marketing.........................     7,155       7,786       14,723       15,972
  General and administrative......................................     7,538       7,553       15,340       13,875
  Other, net......................................................     1,430       1,090        2,429        2,072
                                                                  ----------- -----------  -----------  -----------
                                                                      74,926      69,668      143,415      128,825
                                                                  ----------- -----------  -----------  -----------

Income from continuing operations before income taxes.............    13,018       7,140       26,560       18,308
Provision for income taxes........................................     4,491       2,317        9,163        5,967
                                                                  ----------- -----------  -----------  -----------
Income from continuing operations.................................     8,527       4,823       17,397       12,341
Income (loss) from operations of discontinued UFL segment,
  net of applicable income tax - Note 5...........................         -        (102)           -           56
                                                                  ----------- -----------  -----------  -----------
Net income........................................................$    8,527  $    4,721   $   17,397   $   12,397
                                                                  ----------- -----------  -----------  -----------

Basic earnings per common share from continuing operations........$      .42  $      .22   $      .86   $      .57
Basic earnings per common share from
  discontinued operations.........................................         -           -            -            -
                                                                  ----------- -----------  -----------  -----------
Basic earnings per common share...................................$      .42  $      .22   $      .86   $      .57
                                                                  ----------- -----------  -----------  -----------

Diluted earnings per common share from continuing operations......$      .42  $      .22   $      .86   $      .57
Diluted earnings per common share from
  discontinued operations.........................................         -           -            -            -
                                                                  ----------- -----------  -----------  -----------
Diluted earnings per common share.................................$      .42  $      .22   $      .86   $      .57
                                                                  ----------- -----------  -----------  -----------


       The acccompanying notes are an integral part of these financials.



                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                  -----------------------  ------------------------
                                                                     2002         2001         2002         2001
                                                                  ----------- -----------  -----------  -----------
Net income.....................................................   $    8,527  $    4,721   $   17,397   $   12,397
                                                                  ----------- -----------  -----------  -----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................           57         117           99           25
                                                                  ----------- -----------  -----------  -----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period....          385         (84)          51          332
    Reclassification adjustment for realized losses (gains)
      included in net income...................................            4           -          (29)         (12)
                                                                  ----------- -----------  -----------  -----------
                                                                         389         (84)          22          320
                                                                  ----------- -----------  -----------  -----------
Other comprehensive income, net of income taxes
  of $210 and $15 for the three months and $12 and $183 for the
  six months ended June 30, 2002 and 2001, respectively........          446          33          121          345
                                                                   ----------- -----------  ----------- -----------
Comprehensive income...........................................   $    8,973  $    4,754   $   17,518   $   12,742
                                                                  ----------- -----------  -----------  -----------


   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    -------------------------
                                                                                        2002          2001
                                                                                    -----------   -----------
Cash flows from operating activities:
Net income.......................................................................   $   17,397    $   12,397
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Income from discontinued operations............................................            -           (56)
  Provision for deferred income taxes............................................          246           901
  Depreciation and amortization..................................................        2,497         1,906
  Tax benefit on exercise of stock options.......................................          810             -
  Compensation expense relating to contribution of stock to ESOP.................          207           162
  Increase in income taxes receivable............................................         (396)            -
  Increase in Membership income receivable.......................................         (135)         (400)
  (Increase) decrease in inventories.............................................         (146)          558
  Increase in deferred member and associate service costs........................       (2,521)       (2,060)
  Decrease (increase) in other assets............................................          355          (110)
  Increase in accrued Membership benefits........................................          744           754
  Increase in deferred revenue and fees..........................................        3,049         3,003
  Decrease in income taxes payable...............................................       (1,087)       (1,901)
  Increase (decrease) in accounts payable, accrued expenses and other, net.......        2,514        (1,398)
                                                                                    -----------   -----------
    Net cash provided by operating activities of continuing operations...........       23,534        13,756
                                                                                    -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (4,803)       (4,758)
  Purchases of investments - available for sale..................................       (7,779)       (2,843)
  Maturities and sales of investments - available for sale.......................        7,046         8,771
                                                                                    -----------   -----------
        Net cash (used in) provided by investing activities of continuing
  operations.....................................................................       (5,536)        1,170
                                                                                    -----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of common stock options.................................        2,964            14
  Decrease in capital lease obligations..........................................            -          (141)
  Purchases of treasury stock....................................................      (25,062)      (15,820)
                                                                                    -----------   -----------
        Net cash used in financing activities of continuing operations...........      (22,098)      (15,947)
                                                                                    -----------   -----------

Net decrease in cash and cash equivalents........................................       (4,100)       (1,021)
Cash and cash equivalents at beginning of period.................................       14,290        10,866
                                                                                    -----------   -----------
Cash and cash equivalents at end of period.......................................   $   10,190    $    9,845
                                                                                    -----------   -----------
Supplemental disclosure of cash flow information:
  Net cash used in discontinued operations.......................................   $        -    $     (647)
                                                                                    -----------   -----------
  Cash paid for interest.........................................................   $        -    $        1
                                                                                    -----------   -----------
  Income taxes paid..............................................................   $    9,580    $    8,400
                                                                                    -----------   -----------

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

     In the opinion of management, the accompanying unaudited financial statements as of June 30, 2002, and for the three months and six months ended June 30, 2002 and 2001, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three months and six months ended June 30, 2002 are not necessarily indicative of results expected for the full year.

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


Note 2 - Contingencies

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals, and the Pre-Paid defendants will respond according to the schedule set by the appellate court. The ultimate outcome of this case is not determinable.

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. On March 1, 2002, plaintiffs filed a consolidated amended derivative complaint. The amended complaint alleges that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by improperly capitalizing commission expenses, caused the Company to allegedly pay increased salaries and bonuses based upon financial performance which was allegedly improperly inflated, and caused the Company to expend significant dollars in connection with the defense of its accounting policy, including cost incurred in connection with the defense of the securities class action described above, and in connection with the repurchase of its own shares on the open market at allegedly artificially inflated prices. This derivative action is related to the putative securities class action described above, which has been dismissed with prejudice. The defendants have moved to dismiss the consolidated amended derivative complaint. The Company anticipates that briefing on this motion will be completed in August 2002. The case is in the preliminary stages and the ultimate outcome is not determinable.

     Beginning in the second quarter of 2001 and through June 30, 2002, multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking unspecified actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of memberships. As of June 30, 2002, the Company was aware of 22 separate lawsuits involving approximately 115 plaintiffs that have been filed in multiple counties in Alabama, and nine separate lawsuits involving approximately 416 plaintiffs in multiple counties in Mississippi. The Mississippi lawsuits also name the Company's provider attorney in Mississippi as a defendant. A complaint has also been filed on behalf of the Mississippi plaintiffs and others with the Attorney General of Mississippi and the Company has responded to a request for information from the Attorney General. Additional suits of a similar nature have been threatened. In January 2002, one of the law firms representing individual plaintiffs in some of those Alabama suits filed a putative class action on behalf of all Alabama residents purchasing memberships seeking damages and injunctive relief based on alleged failures to provide coverage under the memberships. The class action allegations of that suit have been dismissed with prejudice and the claims of the two individuals are all that remain in that suit. Another Alabama member suit was dismissed with prejudice by the Pre-Paid member who brought the suit due to her attorney's assessment of the merits of the case. In Mississippi, the Company has filed a lawsuit in the United States District Court for the Southern District of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the Company's membership agreements. These cases are all in various stages of litigation, and the ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against the Company and certain of its officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to the Company's memberships and seeking unspecified damages on behalf of a "nationwide" class. The Company has filed various preliminary motions in this case, all of which were pending as of June 30, 2002. The case is in the preliminary stages and the ultimate outcome is not determinable.

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In the second quarter of 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action is a putative class action brought by Gina Kotwitz, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates. The case is in the preliminary stages and the ultimate outcome is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint is required to be filed on or before August 2, 2002. The Company expects to file a motion to dismiss on or before September 16, 2002. All discovery in the action is stayed pending a ruling on this motion, which the Company expects will occur no earlier than January of 2003. The case is in the preliminary stages and the ultimate outcome is not determinable.

     The Company is a defendant in various other legal proceedings that are routine and incidental to its business. The Company will vigorously defend its interests in all proceedings in which it is named as a defendant. While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation.

     The Company is constructing a new corporate office complex with an estimated completion during the third quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through June 30, 2002 of approximately $4.3 million have been paid from existing resources and cash flow. The Company continues to consider incurring indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The Company has entered into construction contracts in the amount of $7.7 million with the general contractor pertaining to the new office complex and expects to enter into similar types of construction contracts for various phases of construction during the remainder of the construction period. Total remaining costs of construction from July 1, 2002 are estimated at approximately $25.7 million.


Note 3 - Treasury Stock Purchases

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 5 million shares during subsequent board meetings. At June 30, 2002, the Company had purchased 4.3 million shares under these authorizations for a total consideration of $100.0 million, an average price of $23.30 per share.

     Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the purchase program. The Company has obtained a $10 million line of credit facility to be used for additional stock purchases. As of July 22, 2002, the Company had drawn $1 million on this available credit line and may make additional draws in the future.


Note 4 - Earnings Per Share

     Basic earnings per common share are computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the respective periods.

     Diluted earnings per common share are computed by dividing net income applicable to common shares by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The weighted average number of common shares is increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

                                                                            Three Months          Six Months
                                                                           Ended June 30,       Ended June 30,
                                                                        -------------------  -------------------
Basic Earnings Per Share:                                                 2002       2001      2002       2001
                                                                        --------- ---------  --------- ---------
Earnings:
Income from continuing operations applicable to common shares........   $   8,527 $   4,823  $  17,397 $  12,341
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      20,126    21,403     20,215    21,704
                                                                        --------- ---------  --------- ---------

Diluted Earnings Per Share:
Earnings:
Income from continuing operations available to common
  stockholders after assumed conversions.............................    $  8,527  $  4,823   $ 17,397  $ 12,341
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      20,126    21,403     20,215    21,704
Assumed exercise of options..........................................          99        26        118        30
                                                                        --------- ---------  --------- ---------
Weighted average number of shares, as adjusted.......................      20,225    21,429     20,333    21,734
                                                                        --------- ---------  --------- ---------


Note 5 - Discontinued Operations

     On December 31, 2001 the Company completed the sale of its wholly owned subsidiary Universal Fidelity Life Insurance Company ("UFL"). The Company received a $2.8 million dividend and $1.2 million from the sale of 100% of UFL stock. The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three months and six months ended June 30, 2001. Cash flow impacts of discontinued operations have been segregated in the Consolidated Statements of Cash Flows for the six months ended June 30, 2001. Details of income from discontinued operations are as follows:

                                                                              Three Months
                                                                                 Ended           Six Months Ended
                                                                              June 30, 2001        June 30, 2001
                                                                              --------------     ----------------

Revenues................................................................       $        267        $        552
                                                                              --------------     ----------------
Income (loss) from discontinued operations, net of tax expense of $0....       $       (102)       $         56
                                                                              --------------     ----------------


Note 6 - Recent Issued Accounting Pronouncements

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Results of Operations
---------------------

     First Six Months of 2002 Compared to First Six Months of 2001
     -------------------------------------------------------------

     The Company reported net income applicable to common shares of $17.4 million, or $.86 per diluted common share, for the six months ended June 30, 2002, up 40% from net income applicable to common shares of $12.4 million, or $.57 per diluted common share, for the comparable period of the prior year. Diluted earnings per share increased 51 percent due to increased net income of 40 percent and an approximate 7 percent decrease in the number of outstanding shares.

     Membership fees totaled $149.5 million during 2002 compared to $126.4 million for 2001, an increase of 18%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 9% during the six months ended June 30, 2002 to 406,975 from 371,832 during the comparable period of 2001. At June 30, 2002, there were 1,360,502 active Memberships in force compared to 1,179,705 at June 30, 2001, an increase of 15%. Additionally, the average annual fee per Membership has increased from $249 for all Memberships in force at June 30, 2001 to $256 for all Memberships in force at June 30, 2002, a 3% increase. This increase is a result of a higher portion of active Memberships containing additional benefits at an additional cost.

     Associate services revenue decreased 5% from $19.1 million for the first six months of 2001 to $18.1 million during the same period of 2002 primarily as a result of a reduced associate entry fee during the months of March through June of 2002. The associate entry fee ranged from $99 to $199 during these months compared to the typical associate fee of $249. The associate entry fee has been reduced periodically in the past and may continue to be reduced at certain times in future periods. Although the reduction in price may lead to lower associate services revenues overall, the reduced price typically increases the number of new associates that join and to a great extent offsets the overall reduction in revenue. As a result of this lower fee for part of the 2002 period, the Fast Start program generated training fees of approximately $6.0 million during the first six months of 2002 compared to $10.7 million for the comparable period of 2001. The field training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start typically requires a training fee of $184 per new associate, except for special promotions the Company implements from time to time, and upon successful completion of the program, which includes a specified number of Membership sales, provides for the payment of certain training bonuses. The $6.0 million and $10.7 million for the six month periods ending June 30, 2002 and 2001, respectively, in training fees was collected from approximately 74,422 new sales associates who elected to participate in Fast Start during the first six months of 2002 compared to 58,363 that participated during the comparable period of 2001. Total new associates enrolled during the first six months of 2002 were 79,455 compared to 61,191 for the same period of 2001, an increase of 30%.

     Other income increased 46%, to $2.4 million for the six months ended June 30, 2002 from $1.6 million for the comparable period of 2001 primarily due to an increase in Membership enrollment fees of $600,000.

     Primarily as a result of the increase in Membership fees, total revenues increased to $170.0 million for the six months ended June 30, 2002 from $147.1 million during the comparable period of 2001, an increase of 16%.

     Membership benefits totaled $50.3 million for the six months ended June 30, 2002 compared to $41.8 million for the comparable period of 2001, and represented 34% and 33%, respectively of Membership fees for both the 2002 and 2001 periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost.

     Commissions to associates increased 10% to $60.6 million for the six months ended June 30, 2002 compared to $55.1 million for the comparable period of 2001, and represented 41% and 44% of Membership fees for such periods. These amounts were reduced by $550,000 and $1.2 million, respectively, representing Membership lapse fees. Prior to March 1, 2002, these fees were determined by applying the prime interest rate to the advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions payments due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commissions. The Company eliminated these fees for Memberships sold after March 1, 2002 in conjunction with the change in the commission structure as discussed in "Liquidity and Capital Resources".
Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the six months ended June 30, 2002 totaled 406,975, a 9% increase from the 371,832 sold during the comparable period of 2001. Commissions to associates per new membership sold were $150 per membership for the six months ended June 30, 2002 compared to $149 for the comparable period of 2001. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale.

     Associate services and direct marketing expenses decreased to $14.7 million for the six months ended June 30, 2002 from $16.0 million for the comparable period of 2001. Fast Start bonuses incurred were approximately $2.6 million during the first six months of 2002 compared to $6.2 million in the same period of 2001. Fast Start bonuses are typically eliminated or reduced during those times the Company reduces the sales associate entry fee as it did from March to June of 2002. These Fast Start training bonuses are also affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include marketing costs, other than commissions, that are directly associated with new Membership sales.

     General and administrative expenses during the six months ended June 30, 2002 and 2001 were $15.3 million and $13.9 million, respectively, and represented 10% and 11%, respectively of Membership fees for each period. Management expects general and administrative expenses as a percentage of Membership fees to remain near current levels in the near term but to gradually decrease as a percentage of Membership fees as a result of certain economies of scale.

     Other expenses, net, which include depreciation and amortization and premium taxes reduced by interest income, were approximately $2.4 million and $2.1 million, respectively for the six months ended June 30, 2002 and June 30, 2001. Depreciation and amortization increased to $2.5 million for the first six months of 2002 from $1.9 million for the comparable period of 2001 but premium taxes decreased to $900,000 from $1.0 million for the six months ended June 30, 2001 due to a change in the tax structure of one of the states in which the Company pays premium taxes. Interest income decreased by approximately $200,000 for the first six months of 2002 to $1.0 million from $1.2 million for the 2001 period due to a decrease in investment balances and a reduction in interest rates.

     The Company has recorded a provision for income taxes of $9.2 million (34.5% of pretax income) for the first six months of 2002 compared to $6.0 million (32.6% of pretax income) for the same period of 2001. The lower effective tax rate for the 2001 period was primarily attributable to the utilization of net operating loss carryforwards and tax credits.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Income from discontinued operations, net of income tax of $0, was $56,000 for the six months ended June 30, 2001. UFL was sold on December 31, 2001.

Second Quarter of 2002 compared to the Second Quarter of 2001
-------------------------------------------------------------

     The results of operations in the second quarter of 2002, compared to the second quarter of 2001, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first six months of 2002 to the first six months of 2001.

     Total revenues increased 14% or approximately $11.1 million to $87.9 million in the second quarter of 2002 compared to $76.8 million in the second quarter of 2001, primarily as a result of increases in membership premiums. The membership premium increase of 16% primarily resulted from an increase in the number of average active memberships during the second quarter of 2002 compared to the similar period in 2001.

     Membership benefits totaled $26.0 million in the 2002-second quarter compared to $21.8 million in the 2001-second quarter and resulted in a loss ratio of 34% and 32%, respectively.

     Associate services revenue increased 1% from $9 million for the second quarter of 2001 to $9.1 million during the same period of 2002 primarily as a result of more new associates enrolled during the second quarter of 2002 of 45,962 compared to 26,905 enrolled during the comparable period of 2001, partially offset by a reduced associate entry fee of $99 during part of the second quarter 2002 compared to the typical associate fee of $249. The associate entry fee has been reduced periodically in the past and may continue to be reduced at certain times in future periods. As a result of this lower fee for part of the 2002 quarter, the Fast Start program generated training fees of approximately $2.5 million during the second quarter of 2002 compared to $4.3 million for the comparable period of 2001. The field-training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start typically requires a training fee of $184 per new associate, except for special promotions the Company implements from time to time, and upon successful completion of the program provides for the payment of certain training bonuses. The $2.5 million and $4.3 million for the second quarter 2002 and 2001, respectively, in training fees was collected from approximately 43,235 new sales associates who elected to participate in Fast Start during the 2002-second quarter compared to 25,573 that participated during the comparable quarter of 2001. Total new associates enrolled during the second quarter of 2002 were 45,962 compared to 26,905 for the same period of 2001, an increase of 71%. The number of new associates recruited in the second quarter of 2002 represents the highest recruiting quarter in the Company's history.

     Other income increased 73%, to $1.2 million for the three months ended June 30, 2002 from $700,000 for the comparable period of 2001 primarily due to an increase in enrollment fees of $400,000.

     Commissions to associates increased 4% to $32.8 million for the three months ended June 30, 2002 compared to $31.5 million for the comparable period of 2001, and represented 42% and 47% of Membership fees for such periods. These amounts were reduced by $111,000 and $640,000, respectively, representing Membership lapse fees. Commissions to associates per new membership sold were $159 per membership for the three months ended June 30, 2002 compared to $165 for the comparable period of 2001.

     Associate services and direct marketing expenses decreased to $7.2 million for the three months ended June 30, 2002 from $7.8 million for the comparable period of 2001. Fast Start bonuses incurred were approximately $1.0 million during the second quarter of 2002 compared to $3.6 million in the same period of 2001. Fast Start bonuses are typically eliminated or reduced during those times the Company reduces the sales associate entry fee as it did in the 2002-second quarter. These Fast Start training bonuses are also affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include marketing costs, other than commissions, that are directly associated with new Membership sales.

     General and administrative expenses during the three months ended June 30, 2002 and 2001 were $7.5 million and $7.6 million, respectively, and represented 10% and 11% of Membership fees, respectively, for each period. Management expects general and administrative expenses as a percentage of Membership fees to remain near current levels in the near term but to gradually decrease as a percentage of Membership fees as a result of certain economies of scale.

     Other expenses, net, which include depreciation and amortization and premium taxes reduced by interest income, were approximately $1.4 million and $1.1 million for the three-month periods ended June 30, 2002 and 2001, respectively. Depreciation and amortization increased to $1.3 million for the three months ended June 30, 2002 from $976,000 for the comparable period of 2001 and premium taxes increased $127,000 from $495,000 for the three months ended June 30, 2001 to $622,000 for the comparable period of 2002 due to an increase in membership revenues. Interest income decreased by approximately $78,000 for the first three months ended June 30, 2002 to $492,000 from $414,000 for the 2001 period due to an increase in investment balances.

     The above factors resulted in a 2002 second quarter net income applicable to common shareholders of $8.5 million, or $.42 per share, diluted, compared to $4.7 million, or $.22 per share, for the second quarter of 2001.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Loss from discontinued operations, net of income tax of $0, was $(102,000)for the three months ended June 30, 2001.


Liquidity and Capital Resources
-------------------------------
     General
     Consolidated net cash provided by operating activities of continuing operations was $23.5 million for the first six months of 2002 compared to cash provided of $13.8 million for the 2001 period. The increase of $9.8 million resulted primarily from the increase in net income of $5.0 million, a net increase in the change in accounts payable and accrued expenses of $3.9 million, a decrease in the change in income taxes payable of $800,000, an increase of $600,000 in depreciation and amortization and an increase of $800,000 in the tax benefit on exercise of stock options, partially offset by an increase in the provision for deferred taxes of $700,000.

     Consolidated net cash used in investing activities of continuing operations was $5.5 million for the first six months of 2002 compared to net cash provided by investing activities of $1.2 million for the comparable period of 2001. This $6.7 million increase in cash used in investing activities resulted primarily from the $4.9 million increase in the purchases of investments and the $1.7 million decrease in maturities and sales of investments.

     Net cash used in financing activities of continuing operations during the first six months of 2002 was $22.1 million compared to $15.9 million for the comparable period of 2001. This $6.2 million change was primarily comprised of the $9.2 million increase in treasury stock purchases during the first six months of 2002 compared to the first six months of 2001 offset by a $3.0 million increase in proceeds from the exercise of stock options during the 2002 period when compared to the comparable period of 2001.

     Primarily due to the large amount of treasury stock purchases in the first six months of 2002 of approximately $25.0 million, the Company had a consolidated working capital deficit of $1.1 million at June 30, 2002, a decrease of $6.2 million compared to a consolidated working capital surplus of $5.1 million at December 31, 2001. The $1.1 million working capital deficit at June 30, 2002 would have been a $6 million working capital surplus excluding the deferred revenue and fees in excess of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. Additionally, at the current rate of cash flow provided by continuing operations ($23.5 million during the first six months of 2002), the Company's ability to control the timing of its discretionary treasury stock purchases and the availability pursuant to its lines of credit, the Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At June 30, 2002 the Company reported $30.4 million in cash and cash equivalents and unpledged investments (after utilizing more than $25.0 million to purchase approximately 1.1 million shares of its common stock during the six months ended June 30, 2002) compared to $33.7 million at December 31, 2001. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the six months ended June 30, 2002, the Company advanced commissions of $61.2 million on new Membership sales compared to $55.1 million for the same period of 2001. Since approximately 95% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and commissions payable on those Memberships are withheld to recover the advance. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, the Company returned to a differential commission structure with advance rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from zero to 25% per annum based on the first year Membership retention rate of the associate's sales organization. This 12-month advance structure replaces the prior compensation structure utilized by the Company that included up to a 3-year commission advance based on an average commission rate of approximately 27% for all membership years.

     The Company expenses advance commissions ratably over the first month of the related membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of June 30, 2002 were:

                                                                                  (Amounts in 000's)
                                                                                  ------------------
Beginning unearned advance commission payments (1)...............................    $  211,609
Advance commission payments, net.................................................        61,156
Earned commissions applied.......................................................       (41,101)
Advance commission payment write-offs............................................        (1,056)
                                                                                    -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       230,608
Estimated unrecoverable advance commission payments (1)..........................       (18,797)
Ending unearned advance commission payments, net (1).............................   -------------
                                                                                     $  211,811
                                                                                    -------------

        (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $23 million. As such, at June 30, 2002 future commission payments and related expense should be reduced as unearned advance commission payments of $189 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. For additional information concerning these commission advances, see the Company's Annual Report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at June 30, 2002 of $30.4 million. The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $25 to $35 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases.

     The Company is constructing a new corporate office complex with an estimated completion during the third quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through June 30, 2002 of approximately $4.3 million have been paid from existing resources and cash flow. The Company continues to consider incurring indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The Company has entered into construction contracts in the amount of $7.7 million with the general contractor pertaining to the new office complex and expects to enter into similar types of construction contracts for various phases of construction during the remainder of the construction period. Total remaining costs of construction from July 1, 2002 are estimated at approximately $25.7 million.

     On June 11, 2002, the Company entered into line of credit agreements totaling $30 million with commercial lenders providing for a stock repurchase line and a real estate line for funding of the Company's new corporate office complex. These arrangements provide for funding of up to $10 million to finance treasury stock purchases over the period ending March 31, 2003 with scheduled monthly repayments beginning after the initial advance and ending no later than March 31, 2004 with interest at the 30 day LIBOR Rate plus two percent, adjusted monthly. The Company plans to incur indebtedness to finance its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The real estate term loan portion of up to $20 million may be funded over the period ending December 31, 2003 will be at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning after the advance period based on a 10 year monthly amortization schedule with a balloon payment on September 30, 2008. These agreements contain normal reporting covenants and the loans will be secured by the Company's rights to receive membership fees on a portion of its memberships and a mortgage on the new headquarters. The line of credit contains covenants restricting the Company from various activities, the most significant of which restrict the Company from:

o     Pledging any of its assets;

o     Selling any assets;

o     Incurring additional indebtedness;

o     Paying any cash dividends to shareholders;

o Making any loans or advances to other persons, except employees in connection with the exercise of stock options; and

o Engaging in any merger or acquisition in which the Company is not the surviving corporation.


The line of credit also contains financial covenants requiring the Company to maintain:

o Quarterly debt coverage ratio (net income plus depreciation and amorti-zation for most recent quarter divided by scheduled principal payments on the line of credit for the next quarter)of at least 125%;

o Rolling 12 month average retention rate of memberships greater than 18 months old of at least 70% calculated quarterly;

o Cancellation rate on contracts less than 12 months old of no more than 50% for 2002 and 45% thereafter, calculated quarterly; and

o     Ratio of total liabilities to tangible net worth of no more than 2.5 to 1.

     Subsequent to June 30, the Company accessed $1 million of the $30 million available to it under previously announced lines of credit, and expects to access additional amounts in the future.

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

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At June 30, 2002, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the respective insurance commissioner. PPLCI had approximately $5 million in surplus funds available for payment of an ordinary dividend.

     Forward-Looking Statements
     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of June 30, 2002 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

     Risk Factors
     There are a number of risk factors that could affect our financial condition or results of operations, including the risks that the Company's membership persistency or renewal rates may decline, that the Company may not be able to continue to grow its memberships and earnings, that the Company is dependent on the continued active participation of its principal executive officer, that pending litigation may have a material adverse effect on the Company if resolved unfavorably to the Company, that the Company could be adversely affected by regulatory developments, that competition could adversely affect the Company and that the Company is substantially dependent on its marketing force. See Note 2 - Contingencies and Item 1 - Legal Proceedings. Please refer to pages 33 and 34 of the Company's 2001 Annual Report on Form 10-K for a complete description of these risk factors.

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

     As of June 30, 2002, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                                  Estimated fair
                                                                          Hypothetical change       value after
                                                                            in interest            hypothetical
                                                                                rate            change in interest
                                                              Fair Value  (bp=basis points)           rate
                                                             -----------  -------------------   ------------------
Fixed-maturity investments at June 30, 2002 (1)............. $   20,621   100 bp increase           $     19,132
                                                                          200 bp increase                 17,870
                                                                          50 bp decrease                  21,100
                                                                          100 bp decrease                 21,731

Fixed-maturity investments at December 31, 2001 (1)......... $   18,983   100 bp increase           $     17,635
                                                                          200 bp increase                 16,437
                                                                          50 bp decrease                  19,575
                                                                          100 bp decrease                 20,167

--------------------
(1) Excluding short-term investments with a fair value of $3.0 million and $3.3 million at June 30, 2002 and December 31, 2001, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2002 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.8 million at that date. At December 31, 2001, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.5 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

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

(a) Exhibits: See Exhibit Index

(b) Reports on Form 8-K: none



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PRE-PAID LEGAL SERVICES, INC.
Date: July 23, 2002                /s/ Randy Harp
                                   ------------------------------------------
                                   Chief Operating Officer
                                   (Duly Authorized Officer)

Date: July 23, 2002                /s/ Steve Williamson
                                   ------------------------------------------
                                   Chief Financial Officer
                                   (Principal Accounting Officer)



                                  EXHIBIT INDEX


  No.                                          Description
  ----                                         ------------
  10.1        Loan Agreement between Registrant and Bank of Oklahoma, N.A.

  10.2        Security Agreement between Registrant and Bank of Oklahoma, N.A.

  10.3        Form of Mortgage between Registrant and Bank of Oklahoma, N.A.




                                  EXHIBIT 10.1

          Loan Agreement between Registrant and Bank of Oklahoma, N.A.








                                 LOAN AGREEMENT

                                     Between
                          PRE-PAID LEGAL SERVICES, INC.
                                       And
                             BANK OF OKLAHOMA, N.A.






                                  June 11, 2002



                                TABLE OF CONTENTS


1.       CERTAIN DEFINITIONS

         1.1      Affiliate

         1.2      Advance

         1.3      Agreement

         1.4      Borrower's Architect

         1.5      Collateral

         1.6      Code

         1.7      Compliance Certificate

         1.8      Debt Coverage Ratio

         1.9      ERISA

         1.10     Events of Default

         1.11     Funded Debt

         1.12     GAAP

         1.13     General Contractor

         1.14     Indebtedness

         1.15     LIBOR Rate

         1.16     Lien

         1.17     Loan

         1.18     Loan Documents

         1.19     Material Adverse Effect

         1.20     Mortgage

         1.21     Notes

         1.22     PBGC

         1.23     Person

         1.24     Permitted Liens

         1.25     Plan

         1.26     Plans and Specifications

         1.27     Potential Default

         1.28     Prime Rate

         1.29     Project

         1.30     Real Estate Loan

         1.31     Real Estate Note

         1.32     Real Estate Note Maturity Date

         1.33     Real Property

         1.34     Reportable Event

         1.35     Responsible Officer

         1.36     Security Agreement

         1.37     Stock Loan

         1.38     Stock Loan Commitment

         1.39     Stock Note

         1.40     Stock Note Maturity Date

         1.41     Subsidiary

         1.42     Tranche

2.       LENDING AGREEMENT

         2.1      Stock Loan

         2.2      Real Estate Loan

         2.3      Payments

         2.4      Prepayment and Prepayment Penalty

         2.5      Application of Payments

         2.6      Default Interest

         2.7      Commitment Fee

         2.8      Further Assurance

3.       COLLATERAL

         3.1      Mortgage

         3.2      Security Interest

         3.3      Construction Security Interest

4.       CONDITIONS OF LENDING

         4.1      Conditions Precedent to Closing and Advances Pursuant to Stock
                  Loan

         4.2      Conditions Precedent to Each Real Estate Note Advance


5.       REPRESENTATIONS AND WARRANTIES

         5.1      Organization and Good Standing

         5.2      Authorization and Power

         5.3      Governmental Authorization

         5.4      Binding Effect

         5.5      Financial Statements

         5.6      Labor Disputes and Acts of God

         5.7      Other Agreements

         5.8      Title to Real Property

         5.9      Litigation

         5.10     No Defaults on Outstanding Judgments or Orders

         5.11     Debt

         5.12     Conflicting Documents or Agreements

         5.13     Full Disclosure

         5.14     No Default

         5.15     Material Agreements

         5.16     Principal Office

         5.17     ERISA

         5.18     Payment of Taxes

         5.19     Environment

         5.20     Survival Representations and Warranties

6.       AFFIRMATIVE COVENANTS

         6.1      Applicable Laws

         6.2      Annual Financial Statements

         6.3      Quarterly Financial Statements

         6.4      Notice of Litigation

         6.5      Maintenance of Existence

         6.6      Books and Records; Inspections

         6.7      Taxes

         6.8      Title to Assets and Maintenance

         6.9      Additional Assurances

         6.10     Performance of Obligations

         6.11     Expenses

         6.12     Payment of Liabilities

         6.13     Right to Conduct Business

         6.14     Other Information

         6.15     Maintenance of Insurance

         6.16     Regulation U Compliance

7.       NEGATIVE COVENANTS

         7.1      Negative Pledge

         7.2      Sale of Assets

         7.3      Additional Indebtedness

         7.4      Environmental Matters

         7.5      Name, Fiscal Year and Accounting Method

         7.6      Dividends and Distributions

         7.7      Loans or Advances

         7.8      Discontinuance of Business Lines

         7.9      Mergers and Acquisitions

         7.10     Transactions With Affiliates

8.       CONSTRUCTION COVENANTS

         8.1      Construction Standards

         8.2      Work Stoppage

         8.3      Excess Costs

9.       FINANCIAL COVENANTS

         9.1      Debt Service Coverage

         9.2      Retention Rate

         9.3      Cancellation Rate

         9.4      Liabilities to Net Worth

10.      EVENTS OF DEFAULT

         10.1     Nonpayment of Note

         10.2     Nonpayment of Interest

         10.3     Other Nonpayment

         10.4     Breach of Covenants

         10.5     Representations and Warranties

         10.6     Insolvency

         10.7     Voluntary Bankruptcy

         10.8     Involuntary Bankruptcy

         10.9     Creditor's Proceedings

         10.10    Monetary Judgments

         10.11    Borrower Dissolution

         10.12    Harland Stonecipher

11.      REMEDIES

         11.1     Immediate Acceleration

         11.2     Five Day Notice and Demand

         11.3     Thirty Day Notice and Demand

         11.4     Other Rights

         11.5     Cumulative Remedies

12.      GENERAL CONDITIONS

         12.1     Previous Loan Transaction

         12.2     Cross-Default

         12.3     Notices

         12.4     Amendment; Waiver

         12.5     Governing Law

         12.6     Prohibition Against Assignment

         12.7     Indemnification

         12.8     Entire Agreement

         12.9     Severability

         12.10    Captions

         12.11    Binding Effect

         12.12    Contrary Provisions

         12.13    Counterpart

         12.14    Waiver of Jury Trial

                                 LOAN AGREEMENT


THIS LOAN AGREEMENT is made and entered into this 11th day of June, 2002, by and between PRE-PAID LEGAL SERVICES, INC., an Oklahoma corporation (the "Borrower") and BANK OF OKLAHOMA, N.A., a national banking association ("Bank").

                              W I T N E S S E T H:
                               -------------------

WHEREAS, Borrower and Bank have agreed to an extension of credit in the principal amount of Thirty Million and No/100 Dollars ($30,000,000.00) from the Bank to the Borrower consisting of: (i) a $10,000,000 term loan for the primary purpose of purchasing Borrower's shares of stock in the open market (the "Stock Loan"), as evidenced by the promissory note described herein; and (ii) a $20,000,000 term loan for the purpose of financing construction costs attendant to Borrower's new corporate headquarters in Ada, Oklahoma (the "Real Estate Loan"), as evidenced by the promissory note described herein; and

WHEREAS, the Borrower desires to secure its obligation under this Agreement and the promissory notes described herein with (i) a first security interest in legal contracts issued in states where such contracts are not viewed as insurance products and (ii) a first real estate mortgage on the Borrower's headquarters currently under construction located in Ada, Oklahoma; and

NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Bank and Borrower hereby consent and agree as follows:

1.   CERTAIN DEFINITIONS.

As used in this Agreement, "Borrower" and "Bank" shall have the meanings set forth above and the following terms with their initial letters capitalized shall have the following meanings except where the context otherwise requires:

1.1 Affiliate. The term "Affiliate" shall mean any Person which, directly or indirectly, controls, is controlled by or is under common control with the relevant Person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean a member of the board of directors, a general partner or an executive officer of such Person, or any other Person with possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, through the ownership (of record, as trustee, or by proxy) of voting shares, partnership interests or voting rights, through a management contract or otherwise. Any Person owning or controlling directly or indirectly ten percent or more of the voting shares, partnership interests or voting rights, or other equity interest of another Person shall be deemed to be an Affiliate of such Person.

1.2 Advance. The term "Advance" shall mean the disbursement by Bank of a sum or sums loaned to Borrower pursuant to this Agreement.

1.3 Agreement. The term "Agreement" shall mean this Loan Agreement, as the same may from time to time be amended, supplemented or modified.

1.4 Borrower's Architect. MS&R, the architect engaged by Borrower for its headquarters located in Ada, Oklahoma.

1.5 Collateral. The term "Collateral" shall have that meaning ascribed to such term as is provided in Section 3 hereof.

1.6 Code. The term "Code" shall mean the Internal Revenue Code of 1986 as amended from time to time.


1.7 Compliance Certificate. The term "Compliance Certificate" shall mean each certificate, substantially in the form of Exhibit B attached hereto, executed by the Responsible Officer on behalf of Borrower and furnished from time to time in accordance with this Agreement.

1.8 Debt Coverage Ratio. The term "Debt Coverage Ratio" shall mean the ratio determined by dividing Net Income plus depreciation and amortization minus unfunded construction costs for the most recent calendar quarter DIVIDED BY principal payments due on all Funded Debt for the ensuing calendar quarter.

1.9 ERISA. The term "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, together with all regulations issued pursuant thereto.

1.10 Events of Default. The term "Events of Default" shall have that meaning ascribed to such term as is provided in Section 10 hereof.

1.11 Funded Debt. The term "Funded Debt" shall mean debt that is evidenced by bonds, debentures, notes, or other similar instruments.

1.12 GAAP. The term "GAAP" shall mean generally accepted accounting principals set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of the date of determination.

1.13 General Contractor. The term "General Contractor" shall refer to the general contractor selected by Borrower and approved by Bank to construct the Project.

1.14 Indebtedness. The term "Indebtedness" shall mean: (i) all obligations of Borrower as evidenced by the Notes; (ii) all obligations of Borrower evidenced by this Agreement; (iii) all obligations of the Borrower arising from any of the Loan Documents or other agreements covering property secured by a Lien on any asset of Borrower now or hereafter contemplated by this Agreement, whether direct or indirect, absolute or contingent.

1.15 LIBOR Rate. The term "LIBOR Rate" shall mean the arithmetic average of the rate at which Dollar deposits in immediately available funds and for a maturity equal to one-month (30 days) are offered or available in the London Interbank Market for Eurodollars as of 11:00 a.m. (London time) on the date of determination, as reported in the "Money Rates" section of The Wall Street Journal or a substitute source reasonably determined by Lender in the event such source is no longer available. As of June __, 2002, the one-month LIBOR Rate was _.__%. If more than one month (30 days) LIBOR Rate is published in The Wall Street Journal for any particular time period then the LIBOR Rate shall be the highest of such published rates. Beginning June 1, 2002, such rate shall be adjusted as of the first day of each month during the term hereof.

1.16 Lien. The term "Lien" shall mean, with respect to any asset of the Borrowers, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such asset.

1.17 Loan. The term "Loan" or "Loans" shall mean the Stock Loan and the Real Estate Loan which are evidenced by the Notes, and are evidenced and secured by the Loan Documents.

1.18 Loan Documents. The term "Loan Documents" shall collectively mean this Agreement, the Notes, Mortgage, the Security Agreement, all financing statements and all other security documents and instruments executed and delivered in connection with the Loan described herein which secure the obligations of the Borrower to the Bank and any renewals, amendments, supplements or modifications thereof or thereto.

1.19 Material Adverse Effect. The term "Material Adverse Effect" shall mean any circumstance or event which could have a material adverse effect on (i) the Borrower's assets or properties, liabilities, financial condition, business, operations, affairs or circumstances, or (ii) the ability of Borrower to repay its debt from ongoing cash flow from operations or cash reserves; or (iii) the ability of Borrower to carry out its business as of the date of this Agreement or as proposed at the date of this Agreement to be conducted or to meet its obligations under the Notes, this Agreement or the other Loan Documents on a timely basis.

1.20 Mortgage. The term "Mortgage" shall mean the Real Estate Mortgage executed by Borrower covering the real estate and improvements more particularly described as the "Real Property," in form and substance acceptable to Bank.

1.21 Notes. The term "Notes" shall mean the Real Estate Note and the Stock Note.


1.22 PBGC. The term "PBGC" shall mean the Pension Benefit Guaranty Corporation, and any successor to all or any of this entity's functions under ERISA.

1.23 Person. The term "Person" shall include an individual, a corporation, a joint venture, a general or limited partnership, a limited liability company, a trust, an unincorporated organization or a government or any agency or political subdivision thereof.

1.24 Permitted Liens. The term "Permitted Liens" shall refer to those Liens described in items (a) through (e) in Section 7.1 herein.

1.25 Plan. The term "Plan" shall mean an employee benefit plan or other plan maintained by either Borrower for employees of either Borrower and covered by Title IV of ERISA, or subject to the minimum finding standards under
     Section 412 of the Internal Revenue Code of 1954, as amended.

1.26 Plans and Specifications. The plans, specifications and drawings utilized on construction of the Project.


1.27 Potential Default. Any event which with the giving of notice or lapse of time, or both, would become an Event of Default.

1.28 Prime Rate. The term "Prime Rate" shall mean the rate of interest announced by Chase Bank from time to time as its prime commercial lending rate of interest.

1.29 Project. The term "Project" shall refer to Borrower's headquarters in Ada, Oklahoma to be constructed in accordance with Plans and Specifications.

1.30 Real Estate Loan. The term "Real Estate Loan" shall refer to that loan described at Section 2.2 below.


1.31 Real Estate Note. The term "Real Estate Note" shall mean that certain advancing term promissory note in an amount not in excess of $20,000,000.00 in the form of Exhibit "A-2" attached hereto, together with all renewals, extensions, and modifications thereto.

1.32 Real Estate Note Maturity Date. The term "Real Estate Note Maturity Date" shall mean September 30, 2008.


1.33 Real Property. The term "Real Property" shall mean all of the real estate, leases and improvements thereon described as Borrower's corporate headquarters located in Ada, Oklahoma and more particularly described in the Mortgage.

1.34 Reportable Event. The term "Reportable Event" shall have that meaning assigned to such term in Title IV of ERISA

1.35 Responsible Officer. The term "Responsible Officer" shall refer to Steve Williamson, Borrower's Chief Financial Officer or Randy Harp, Chief Operating Officer.

1.36 Security Agreement. The term "Security Agreement" shall mean that certain Security Agreement executed by Borrower covering the Borrower's legal contracts, in form and substance acceptable to Bank.

1.37 Stock Loan.  The term "Stock  Loan" shall refer to that loan  described  at
     Section 2.1 below.


1.38 Stock Loan Commitment. The term "Stock Loan Commitment" shall refer to the amount of $10,000,000.00 which amount represents the maximum amount of credit available to Borrower pursuant to the Stock Loan.

1.39 Stock Note. The term "Stock Note" shall mean that certain advancing term promissory note in an amount not in excess of $10,000,000.00 in the form of Exhibit "A-1" attached hereto, together with all renewals, extensions, and modifications thereto

1.40 Stock Note Maturity Date. The term "Stock Note Maturity Date" shall mean the earlier to occur of (i) May 31, 2004 or (ii) a date ending twelve (12) months from the date of the last Tranche.

1.41 Subsidiary. The term "Subsidiary" shall mean, as to any Person, a corporation, limited partnership, or limited liability company of which shares of stock or other ownership interest having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) to elect a majority of the board of directors, the general partner or other managers of such corporation, limited partnership, or limited liability company are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by such Person.

1.42 Tranche. The term "Tranche" shall mean an advance of funds pursuant to the Stock Loan.


2. LENDING AGREEMENT. Subject to the terms and conditions hereof, and the terms and conditions of the Loan Documents, and in reliance upon the Borrower's representations and warranties contained herein, the Bank agrees to extend credit to the Borrower, and the Borrower agrees to such extensions of credit from the Bank on the following terms and conditions:

     2.1 Stock Loan. The Bank agrees to extend credit to the Borrower as evidenced by the Stock Note. This Stock Loan is secured by the Collateral. The Stock Note will be in the form of an amortizing or term credit upon which, except as set forth in subsection 2.1.4 below, the Bank shall have no obligation to make additional advances. No negative amortization will be permitted.

          2.1.1Principal. The principal amount of the Stock Loan shall not exceed $10,000,000.00.


          2.1.2Note Interest Rate. Beginning on the date of the first Advance hereunder, and continuing throughout the life of the Loan, the outstanding principal amount of the Stock Note shall bear interest per annum at the LIBOR Rate plus two percent (2%). Interest shall be calculated on the basis of a year of 360 days for the actual number of days elapsed. The LIBOR Rate shall be adjusted on the first day of each month commencing June 1, 2002.

          2.1.3Advances and Purpose. Advances not to exceed $10,000,000.00 in the aggregate will be available to fund Borrower's acquisitions of its stock on the open market or otherwise (such as private purchases) or (ii) to fund construction costs on the Project prior to funding of the Real Estate Loan following receipt by Bank of written requests for an Advance. This Loan is expressly not a revolving credit. Once sums are advanced they cannot be paid back and re-advanced. Advances under the Stock Loan are not available after May 31, 2003.

          2.1.4Advance Procedure. Borrowers shall give Bank two days prior written notice in the form of a written request for an Advance for the purpose of stock acquisition which shall specify (a) the amount of such Advance and (b) any such other information as Borrower deems necessary for the Bank to review.

          2.1.5Repayment. Beginning June 30, 2002 and continuing on the first day of each quarter thereafter through May 31, 2004, Borrower shall make, a payment of all accrued but unpaid interest on the Stock Note together with a payment of one-twelfth (1/12th) of the face amount of all Tranche's funded as of said point in time. All outstanding principal plus all accrued but unpaid interest is due and payable on the Stock Note Maturity Date.

          2.1.6Non-Use Fee. Beginning August 31, 2002 and continuing on the last day of each quarter thereafter through May 31, 2003, Borrower shall pay Bank a non-use fee equal to one-eighth of one percent (.125%) per annum on the unused portion of the Stock Loan (the Stock Loan Commitment less the total amount advanced on the Stock Loan) for each day of such quarter.

     2.2 Real Estate Loan. The Bank agrees to extend credit to the Borrower as evidenced by the Real Estate Note. This Real Estate Loan is secured by the Collateral. The Real Estate Note will be in the form of an amortizing or term credit upon which, except as set forth in subsection 2.2.3 below, the Bank shall have no obligation to make additional advances. No negative amortization will be permitted.

          2.2.1Principal. The principal amount of the Real Estate Loan shall not exceed $20,000,000.00.


          2.2.2Note Interest Rate. Beginning on the date of the first Advance hereunder, and continuing throughout the life of the Real Estate Loan, the outstanding principal amount of the Real Estate Note shall bear interest per annum at the LIBOR Rate plus two and one quarter of one percent (2.25%). Interest shall be calculated on the basis of a year of 360 days for the actual number of days elapsed. The LIBOR Rate shall be adjusted on the first day of each month commencing June 1, 2002.

          2.2.3Advances  and Purpose.  Each Advance  pursuant to the Real Estate
               Term Loan shall be used for the construction of the Project or to repay Advances under the Stock Loan used for such purpose. Advances under the Real Estate Note are not available after December 31, 2003.

          2.2.4Repayment. Beginning June 30, 2002 and continuing on the last day of each month thereafter through November 30, 2003, Borrower shall make a payment of all accrued but unpaid interest on the Real Estate Note. Beginning December 31, 2003 and on or before the last day of each month thereafter through September 30, 2008, Borrower shall make a payment of all accrued but unpaid interest on the Real Estate Note together with a principal payment equal to the then existing outstanding balance of the Real Estate Note divided by 105. All outstanding principal plus all accrued but unpaid interest is due and payable in full on the Real Estate Note Maturity Date.

     2.3 Payments. The principal of and interest on the Notes shall be payable in lawful money of the United States of America, in immediately available funds, at the principal office of the Bank in Oklahoma City, Oklahoma. All such payments shall be made not later than 2:00 p.m., Oklahoma City time, on the date due, and funds received for principal payments on the Note after such hour on any day shall be treated for all purposes of this Agreement as having been received on the next succeeding business day in Oklahoma City. If any payment made by the Borrower under this Agreement is to be made on a Saturday, Sunday or legal holiday in Oklahoma City, Oklahoma, such payment shall be made on the next succeeding business day.

     2.4 Prepayment and Prepayment Penalty. Except as set forth herein, the Borrower may prepay any or all of the Notes, either in whole or in part at any time and from time to time, on any date without premium or penalty. From the date hereof through May 31, 2003, any portion of the Notes (or either Note) prepaid due to a refinancing with a Person other than the Bank shall be assessed a penalty of two percent (2%) of the portion prepaid. From May 31, 2003 through May 31, 2004, any portion of the Notes (or either Note) prepaid due to a refinancing with a Person other than the Bank shall be assessed a penalty of one percent (1%) of the portion prepaid.

     2.5 Application of Payments. Borrower hereby agrees that all Note payments (whether payments on the Stock Note or the Real Estate Note) paid to Bank shall be applied: (1) to any costs which the Borrower is obligated to pay, (2) to any accrued but unpaid interest, and (3) to the principal indebtedness of the Notes, or to any other indebtedness or obligations due to Bank.

     2.6 Default Interest. While any Event of Default exists hereunder or under either Note or any of the Loan Documents, in lieu of the interest rate provided in the Notes, all sums owing by Borrower to Bank in connection with the Loans shall bear interest at the rate equal to three percent (3%) per annum in excess of the Prime Rate, accrued from the date of such Event of Default, but after any applicable grace period to cure certain events of default as provided herein, to the date on which such default is cured to the reasonable satisfaction of the Bank.

     2.7 Commitment Fee. Borrower shall pay Bank a commitment fee equal to the amount of $100,000.00 on or before closing.

     2.8 Further Assurance. The Borrower shall, from time to time, execute and deliver, or cause to be executed and delivered, to the Bank such mortgages, deeds of trust, instruments, agreements, assignments, financing statements, continuation statements and other documents, and take or cause to be taken such actions as Bank may reasonably require, to provide Bank with and to perfect the security interests and mortgage liens required hereunder and to establish and maintain the priority of such security interests and liens.

3.    COLLATERAL.

The Loans shall be secured by the following Collateral:

     3.1 Mortgage. The Bank shall have a first, valid and enforceable mortgage lien evidenced by the Mortgage covering all of the Real Property and improvements on or before the first Advance under the Real Estate Loan.

     3.2 Security Interest. The Bank shall have a first, valid and enforceable security interest evidenced by a security agreement and a UCC-1 financing statement covering and encumbering Borrower's legal contracts which are issued in states where such contracts are not viewed or determined to be insurance products.

     3.3 Construction Security Interest. The Bank shall have a first and prior security interest covering all equipment, fixtures, chattels, building materials, supplies, inventory, general intangibles and other items of tangible and intangible personal property now owned and hereafter acquired by the Borrower and used or useful in the construction, ownership, operation and maintenance of the Project, together with all proceeds, products and increases thereof, whether or not the funds to purchase such items are advanced by the Bank.

4.    CONDITIONS OF LENDING.


     4.1 Conditions Precedent to Closing and Advances Pursuant to Stock Loan. The obligation of the Bank to perform this Agreement and to extend the Stock Loan as described herein is subject to the performance of the following conditions precedent in form satisfactory to the Bank:

          4.1.1Loan  Documents.   This  Agreement,   the  Notes,   the  Security
               Agreement, financing statements, and all other Loan Documents not specifically mentioned but heretofore required by the Bank shall have been duly executed, acknowledged (where appropriate) and delivered to the Bank, all in form and substance satisfactory to the Bank, and all such applicable documents shall have been properly recorded in all appropriate recording offices.

          4.1.2Resolutions of Borrower.  Resolutions  of Borrower  approving the execution, delivery and performance of this Agreement, the Notes, the Mortgage, the Security Agreement and all other Loan Documents and the transactions contemplated herein and therein, duly adopted by Borrower's board of directors and accompanied by a certificate of Borrower's secretary or assistant secretary stating that such Resolutions are true and correct, have not been altered or repealed and are in full force and effect shall have been delivered to the Bank.

          4.1.3Incumbency Certificate of Borrower. A signed certificate of Borrower's secretary or assistant secretary which shall certify the name of the officers of Borrower authorized to sign the Loan Document on behalf of Borrower to be executed by such Person and the other documents or certificates to be delivered by such Person pursuant to the Loan Documents, together with the true signatures of each of such Persons shall have been delivered to the Bank. The Certificate of Incorporation and the Certificate of Good Standing for Borrower issued by the Secretary of State of the State of Oklahoma shall have also been delivered to the Bank.

          4.1.4Bylaws. A copy of the current bylaws of Borrower, and all amendments thereto, certified by a Responsible Officer as being true, correct and complete as of the date of such certification.

          4.1.5Financial Statements and other Information. The Borrower shall have furnished to the Bank such financial statements and other information and/or documents as the Bank shall have requested.

          4.1.6Inspection. Borrower shall have agreed, as evidenced by its execution hereof, to permit the Bank to conduct at Bank's reasonable discretion, inspections of the Real Property.

          4.1.7No Default. No Events of Default shall have occurred and be continuing under this Agreement or the Loan Documents and the representation and warranties set forth herein and in all other Loan Documents shall be true and correct in all material respects.

          4.1.8Compliance. Borrower shall comply with and shall continue to be in compliance with all material terms, covenants, warranties, and conditions of this Agreement and any other loan documents contemplated herein.

          4.1.9No Adverse Effect. As of the date of making such Advance, no Material Adverse Effect has occurred since the date of the most recent financial statement submitted to Bank.

          4.1.10Commitment Fee. Bank shall have received the Commitment Fee.

          4.1.11Borrower's Opinion. Bank shall have received an opinion of Borrower's counsel in form and substance satisfactory to Bank and its counsel.

     4.2 Conditions Precedent to Each Real Estate Note Advance. The Bank is under no obligation to make any Advance under the Real Estate Note until Borrower complies with all the terms and conditions of this Agreement. Any Advance by the Bank will not bind the Bank to further Advances until such conditions herein recited and in Section 4.1 above are met to Bank's satisfaction. In addition to the conditions precedent stated in Section 4.1, upon completion of the following conditions precedent and approval of same by Bank, which such approval shall occur within five (5) business days of the completion of the referenced conditions precedent, the Bank shall advance the requested funds within two (2) business days of such approval:

          4.2.1Loan  Documents.   The  Mortgage  and  any  financing  statements
               associated therewith, and all other Loan Documents not specifically mentioned but heretofore required by the Bank shall have been duly executed, acknowledged (where appropriate) and delivered to the Bank, all in form and substance satisfactory to the Bank, and all such applicable documents shall have been properly recorded in all appropriate recording offices.

          4.2.2Advance Forms. All Advances will be on an approved AIA Form, substantially in the form of Exhibit "C" attached hereto.

          4.2.3Use of  Proceeds.  All  proceeds  of  each  Advance  will be used solely for the payment of all costs of the building materials and for the payment of labor costs, architectural fees and expenses, engineering fees and expenses, site preparation, building permits, and loan fees.

          4.2.4Request for  Advance.  At least five (5)  business  days prior to the requested date of disbursement of an Advance, the Borrower will notify the Bank of the total amount of the requested Advance under the Real Estate Note and will furnish to the Bank, in a form satisfactory to the Bank, an itemized list of costs to be paid from such Advance with the certificate of the Borrower to the effect that all costs incurred to the date of the preceding Advance have been paid in full and that all work has been performed in a good and workmanlike manner in substantial accordance with the Plans and Specifications. All advance requests shall be executed by the Responsible Officer and Borrower's Architect. Advance requests shall be made no more often than once a month.

          4.2.5Mortgage Liens. Bank shall have a first mortgage lien, security interest, or other interest on or in the Real Property identified in the Mortgage.

          4.2.6Mortgagee  Title  Insurance.  The Bank  shall have  received,  at
               Borrower's expense, an ALTA 1970-B, as revised, Title Insurance Policy satisfactory to Bank covering the Real Property and issued in the amount of $20,000,000.00 by companies approved by the Bank, insuring the Bank's first mortgage lien and insuring that the Notes will be secured by the first lien of the Mortgage, subject only to such exceptions as are approved by the Bank. Prior to issuance of such policy, the Bank shall have received a commitment for such policy, together with copies of all documents evidencing restrictive covenants, easements, encumbrances, and other exceptions of record covering the Real Property. The title policy shall not include an exception based on mechanics' and materialmen's liens, any exception based on discrepancies, conflicts in boundary lines, shortage in area or other facts which would be disclosed by a proper survey, or any exception based on violations of restrictive covenants of record.

          4.2.7Other  Insurance.  The Bank shall receive  satisfactory  original certificates of fire and extended coverage insurance at replacement cost, together with standard mortgage clauses naming the Bank as mortgagee or secured party. The Bank shall also have received satisfactory original certificates of general public liability insurance as required by the Mortgage, naming the Bank as an additional insured.

          4.2.8Flood Insurance. The Bank shall have received either: (i) satisfactory evidence that the Real Property is not situated within an area identified by the Secretary of Housing and Urban Development or any other governmental agency as an area having special flood or mud slide hazards and that no flood insurance is required by any regulations governing the Bank, or (ii) policies of flood insurance considered satisfactory to the Bank in its sole discretion.

          4.2.9Survey.  The Bank shall have  received at Borrower's  expense,  a current survey of the Real Property prepared and certified by a registered land surveyor, in form satisfactory to the Bank and the title insurer, showing the boundary lines of the Real Property, the area of the Real Property in square feet, building locations, set-back lines, any encroachments, rights-of-way, easements, and other matters which affect the Real Property, with courses and distances so as to locate accurately the legal description of the Real Property and other matters on the survey. Immediately following the completion of the Project's foundation, Bank shall be furnished a current, post-foundation survey satisfactory to the Bank and showing that no encroachments exists. Immediately following the completion of construction of the Project, the Bank shall be furnished a current as-built survey satisfactory to the Bank and showing that no encroachments exist. All such surveys should contain a certification by the surveyor that the Real Property is not located in an area designated as a flood hazard.

          4.2.10Perfection; Recording and Filing. All actions shall have been taken as are necessary and appropriate for Bank to maintain a valid and perfected first mortgage lien and security interest in and to the Real Property and personal property detailed in the Mortgage and Security Agreement, including without limitation, the filing and recording of such Loan Documents as may be necessary and appropriate.

          4.2.11Budget for Property Improvements.  Borrower shall have furnished
               Bank a copy of the construction plan and budget and all work to be performed on the Real Property.

          4.2.12Additional   Instruments.   Simultaneously   with  each  advance
               request, as may reasonably be required by the Bank, the Borrower will furnish or cause to be furnished to the Bank such invoices, lien waivers or lien affidavits, surveys, insurance certificates, title reports, title policy endorsements and other information as might be reasonably required by the Bank from time to time and shall advise the title company engaged for this loan transaction ("Title Company") before any Advance is made as to the amount of such Advance. The Title Company will check the records for any mechanic and materialmen's liens and certify by endorsement that there are none. Compliance With Agreement. Borrower shall have performed and complied in all material respects with all agreements and conditions contained herein and in each of the Loan Documents which are required to be performed or complied with by Borrower before or on the date of such Advance.

          4.2.13No Material Adverse Change. As of the date of making such Advance, no Material Adverse Effect has occurred since the date of the most recent financial statement submitted to Bank.

5.    REPRESENTATIONS AND WARRANTIES.

To induce the Bank to extend the Loan and enter into this Agreement, Borrower represents and warrants to the Bank as of the date hereof and on any and all renewals and extensions thereof, as follows:

     5.1 Organization and Good Standing. Borrower is a corporation duly organized and existing in good standing under the laws of the State of Oklahoma and has the requisite power and authority to own its properties and assets and to transact the business in which it is engaged.

     5.2 Authorization and Power. Borrower has the requisite power and authority to execute, deliver and perform the Loan Documents. Borrower has taken all necessary corporate action to authorize such execution, delivery and performance of the Loan Documents. Borrower is and will continue to be duly authorized to perform the Loan Documents.

     5.3 Governmental Authorization. The execution, delivery, and performance by Borrower of this Agreement requires no approval of or filing with any governmental authorities.

     5.4 Binding Effect. This Agreement and the other Loan Documents, when duly executed and delivered, will constitute legal, valid, and binding obligations of Borrower, fully enforceable in accordance with their respective terms (subject to limitations on enforceability resulting from bankruptcy and other similar laws relating to creditor's rights and principles of equity) and will secure the payment and performance of the Loan as described herein.

     5.5 Financial Statements. The consolidated balance sheet of the Borrower and its Subsidiaries as of March 31, 2002 and the related consolidated statements of income and stockholders equity of the Borrower and its Subsidiaries for the three months then ended, and the accompanying footnotes, as included in the Borrower's Quarterly report on Form 10-Q as filed with the Securities and Exchange Commission, copies of which have been furnished to the Bank, are complete and correct and fairly present the consolidated financial condition of the Borrower and its Subsidiaries at such dates and the consolidated results of the operations of the Borrower and it Subsidiaries for the periods covered by such statements, all in accordance with GAAP consistently applied (subject to year-end adjustments in the case of the interim financial statements), and since March 31, 2002 there has been no material adverse change in the consolidated condition (financial or otherwise), business, or operations of the Borrower and its Subsidiaries. There are no liabilities of the Borrower or any Subsidiary, fixed or contingent, which are material but are not reflected in the financial statements or in the notes thereto, other than liabilities arising in the ordinary course of business since March 31, 2002

     5.6 Labor Disputes and Acts of God. Neither the business nor the properties of the Borrower or any Subsidiary are affected by any fire, explosion, accident, strike, lockout, or other labor dispute, drought, storm, hail, earthquake, embargo, act of God or of the public enemy, or other casualty (whether or not covered by insurance), which materially and adversely affects the business, properties, or the operations of the Borrower and its Subsidiaries, taken as a whole.

     5.7 Other Agreements. Neither the Borrower nor any Subsidiary of Borrower is a party to any indenture, loan, or credit agreement, or to any lease or other agreement or instrument or subject to any charter or corporate restriction which could have a Material Adverse Effect. Neither the Borrower nor any Subsidiary is in default in any respect in the performance, observance, or fulfillment of any of the obligations, covenants, or conditions contained in any agreement or instrument material to the Borrower's consolidated business.

     5.8 Title to Real Property. Borrower has good and marketable title to all of the Real Property, including without limitation all real estate collateral, free and clear of all liens, pledges, restrictions, and encumbrances except for Permitted Liens.

     5.9 Litigation. Excluding the lawsuits disclosed by Borrower in the SEC reports, there are no pending legal or governmental actions, proceedings, or investigations to which Borrower is a party or to which any property of Borrower is subject which Borrower reasonably expects would result, in a Material Adverse Effect and to the best of Borrower's knowledge, no such actions or proceedings are threatened, in writing, or contemplated by governmental authorities or any other persons.

     5.10 No Defaults on Outstanding Judgments or Orders. The Borrower and its Subsidiaries have satisfied all judgments, and neither the Borrower nor any Subsidiary is in default with respect to any judgment, writ, injunction, or decree of any court, arbitrator, or federal, state, municipal, or other governmental authority, commission, board, bureau, agency, or instrumentally, domestic or foreign.

     5.11 Debt. The financial statements described in Section 4.1.12 contain a complete and correct list of all credit agreements, indentures, purchase agreements, guaranties, capital leases, and other investments, agreements, and arrangements presently in effect providing for or relating to extensions of credit (including agreements and arrangements for the issuance of letters of credit or for acceptance financing) in respect of which the Borrower or any Subsidiary is in any manner directly or contingently obligated; and the maximum principal or face amounts of the credit in question, outstanding or to be outstanding, are correctly stated, and all Liens of any nature given or agreed to be given as security therefore are correctly described or indicated in such financial statements.

     5.12 Conflicting Documents or Agreements. There are no provisions pursuant to existing real estate mortgages, indentures, leases, security agreements, contracts, notes, instruments, or any other agreements or documents binding on Borrower or affecting its properties, which would conflict with or in any way prevent the execution, delivery or performance of the Loan Documents by Borrower.

     5.13 Full Disclosure. There is no material fact that Borrower has not disclosed to Bank which could have a Material Adverse. Neither the financial statements relied upon by the Bank, nor any certificate or statement delivered herewith or heretofore by Borrower to Bank in connection with the negotiations of this Agreement, contain any untrue statement of a material fact or omits to state any material fact necessary to keep the statements herein or therein from being misleading.

     5.14 No Default. No event has occurred and is continuing which constitutes an Event of Default or a Potential Default.

     5.15 Material  Agreements.  Borrower  is not  in  default  in any  material respect under any contract, Lease, loan agreement, indenture, mortgage, security agreement or other material agreement or obligation to which it is a party or by which any of its properties is bound.

     5.16 Principal Office. The principal place of business of Borrower in Oklahoma is at 321 East Main Street, Ada, Oklahoma 74821.

     5.17 ERISA.

          (a) No Reportable Event has occurred and is continuing with respect to any Plan;

          (b)  PBGC has not instituted proceedings to terminate any Plan;

          (c)  Neither  Borrower nor any duly appointed  administrator of a Plan
               (i) has incurred any liability to PBGC with respect to any Plan other than for premiums not yet due or payable, or (ii) has instituted or intends to institute proceedings to terminate any Plan under Sections 4041 or 4041A of ERISA or withdraw from any Multi-Employer Pension Plan (as that term is defined in Section 3(37) of ERISA);

          (d) Each Plan of Borrower has been maintained and funded in all material respects in accordance with its terms and with all provisions of ERISA and the Code applicable thereto;

          (e)  Borrower  has  complied  with  all  applicable   minimum  funding
               requirements of ERISA and the Code with respect to each Plan;

          (f) There are no unfunded benefit liabilities (as defined in Section 4001(a)(18) of ERISA) with respect to any Plan of such Borrower which pose a risk of causing a Lien to be created in the assets of Borrower; and

          (g) No material prohibited transaction under the Code or ERISA has occurred with respect to any Plan of Borrower.

     5.18 Payment of Taxes. Borrower has filed all required federal, state and local tax returns and have paid all taxes as shown on such returns as they become due except those being contested in good faith and which have not resulted in any Liens.

     5.19 Environment. The Borrower and each Subsidiary have duly complied in all material respects with, and their businesses, operations, assets, equipment, property, leaseholds or other facilities are in compliance in all material respects with, the provisions of all federal, state and local environmental, health and safety laws, codes and ordinances, and all rules and regulations promulgated thereunder. The Borrower and each Subsidiary have been issued and will maintain all required federal, state, and local permits, licenses, certificates and approvals relating to (1) air emissions; (2) discharges to surface water or groundwater; (3) noise emissions; (4) solid or liquid waste disposal; (5) the use, generation, storage, transportation, or disposal of toxic or hazardous substances or wastes (intended hereby and hereafter to include any and all such materials listed in any federal, state, or local law, code or ordinance and all rules and regulations promulgated thereunder as hazardous or potentially hazardous); or (6) other environmental, health, or safety matters. Neither Borrower nor any Subsidiary has received notice of, or knows of, or suspects facts which might constitute any violations of any federal, state, or local environmental, health, or safety laws, codes or ordinances and any rules or regulations promulgated thereunder with respect to its businesses, operations, assets, equipment, property, leaseholds, or other facilities. For all premises of the Borrower and its Subsidiaries, there has been no emission, spill, release, or discharge into or upon (1) the air; (2) soils, or any improvements located thereon; (3) surface water or groundwater; or (4) the sewer, septic system or waste treatment, storage or disposal system servicing the premises of any toxic or hazardous substances or wastes at or from the premises; and accordingly the premises of Borrower and its Subsidiaries are free of all such toxic or hazardous substances or wastes. There has been no complaint, order, directive, claim, citation, or notice by any governmental authority or any person or entity against Borrower or any Subsidiary with respect to (1) air emissions; (2) spills, releases, or discharges to soils or improvements located thereon, surface water, groundwater or the sewer, septic system or waste treatment, storage or disposal systems servicing the premises; (3) noise emissions; (4) solid or liquid waste disposal; (5) the use, generation, storage, transportation, or disposal of toxic or hazardous substances or waste; or (6) other environmental, health, or safety matters affecting the Borrower or its business, operations, assets, equipment, property, leaseholds, or other facilities. Neither the Borrower nor its Subsidiaries have any indebtedness, obligation or liability, absolute or contingent, matured or not matured, with respect to the storage, treatment, cleanup, or disposal of any solid wastes, hazardous wastes, or other toxic or hazardous substances (including without limitation any such indebtedness, obligation, or liability with respect to any current regulation, law, or statute regarding such storage, treatment, cleanup, or disposal).

     5.20 Survival Representations and Warranties. All representations and warranties by Borrower herein shall survive delivery of the Notes and any investigation at any time made by or on behalf of Bank shall not diminish Bank's right to rely thereon.

6.    AFFIRMATIVE COVENANTS.

Until payment in full of the Notes, and any renewals and extensions thereof, Borrower agrees, unless the Bank shall otherwise consent in writing, to perform or cause to be performed the following agreements:

     6.1 Applicable Laws. Borrower will comply in all material respects with all applicable laws, rules, regulations, and orders which are material to the conduct of its businesses as a whole.

     6.2 Annual Financial Statements. Borrower shall deliver annual, audited financial statements within 90 days of its year-end, current within twelve months, all prepared in accordance with GAAP, consistently maintained and applied, and concurrent with the submission of the financial statements, Borrower shall deliver a Compliance Certificate executed by a Responsible Officer stating that such person, after due inquiry, has no knowledge of an Event of Default and containing a computation of, and demonstrating compliance with, the financial covenants described in Section 9 below. The financial statements shall consist of, at least, balance sheets and income statements.

     6.3 Quarterly Financial Statements. Borrower shall deliver quarterly, unaudited financial statements within 45 days after the end of each of Borrower's fiscal quarters (excluding the last fiscal quarter of Borrower's fiscal year), prepared in accordance with GAAP, consistently maintained and applied, and concurrent with the submission of the financial statements, Borrower shall deliver a Compliance Certificate executed by a Responsible Officer stating that such person, after due inquiry, has no knowledge of an Event of Default and containing a computation of, and demonstrating compliance with, the financial covenants described in Section 9 below. The financial statements shall consist of, at least, balance sheets and income statements.

     6.4 Notice of Litigation. Borrower shall deliver within five (5) days after the occurrence thereof (a) notice of any material developments associated with any and all actions, suits, and proceedings before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, affecting Borrower or any Subsidiary of Borrower in existence on the date hereof which could reasonably be expected to have a Material Adverse Effect and (b) notice of any additional actions, suits, and proceedings involving Borrower or any Subsidiary of Borrower which arise after the date hereof and which could reasonably be expected to have a Material Adverse Effect.

     6.5 Maintenance of Existence. Borrower shall preserve and maintain its corporate existence and all of each of its rights, privileges and franchises necessary or desirable in the normal conduct of its business, and conduct its business in an orderly and efficient manner consistent with good business practices.

     6.6 Books and Records; Inspections. Accurate books and records shall be kept by the Borrower, and the Bank will have the right to inspect, upon reasonable advance notice, any assets of the Borrower, and to examine and copy such books and records, to discuss the affairs, finances and accounts of the Borrower, and to be informed as to the same at such times and intervals as the Bank might reasonably request under its normal course of business.

     6.7 Taxes. All taxes, assessments, governmental charges and levies imposed on the Borrower and its assets, income and profits will be paid prior to the date on which penalties attach thereto unless being contested in accordance with the Mortgage.

     6.8 Title to Assets and Maintenance. Borrower shall defend and maintain title to all its material properties and assets. Borrower shall keep its assets, both real and personal, in good order and condition consistent with industry practice and shall make all necessary repairs, replacements and improvements required by the Leases.

     6.9 Additional Assurances. The Borrower agrees to execute, acknowledge and deliver to the Bank such instruments, documents, and any other items in a form acceptable to Bank as the Bank may reasonably require in order to more fully carry out the transactions contemplated herein.

     6.10 Performance of Obligations. The Borrower shall pay the Notes according to the reading, tenor and effect thereof, and Borrower will do and perform every act and discharge all obligations provided herein to be performed and discharged or as contemplated hereby, at the time or times and in the manner specified.

     6.11 Expenses. The Borrower covenants and agrees to pay all costs and expenses required to satisfy the conditions of this Agreement. Further, the Borrower covenants and agrees to pay all costs and expenses incurred in preparation for the closing hereof, including but not limited to attorneys' fees, mortgage taxes, survey costs, Phase I fees, and title and recording fees, to the extent permitted by law.

     6.12 Payment of Liabilities. The Borrower shall pay all liabilities as they become due unless they are contested in good faith by appropriate actions or legal proceedings and the Borrower establishes adequate reserves therefor in accordance with recognized accounting principles consistently applied.

     6.13 Right to Conduct Business. The Borrower shall take all necessary actions to preserve their right to conduct business in any applicable jurisdictions and before all regulatory bodies; to obtain and retain all necessary governmental authorities approvals, consents, permits, licenses and certificates; to comply in all material respects with all valid and applicable statutes, rules and regulations; and to continue to conduct his businesses in substantially the same manner as such businesses are now conducted.

     6.14 Other Information. The Borrower will furnish to the Bank such other information concerning the financial status of the Borrower as the Bank may reasonably request.

     6.15 Maintenance of Insurance. The Borrower will maintain such insurance as is required elsewhere herein and in the Loan Documents. The Borrower shall furnish a certificate of each renewal policy not less than 15 days prior to the expiration of the initial or each succeeding renewal policy

     6.16 Regulation U Compliance. By action of its Board of Directors either before or as soon as practicable after any purchases, cause any and all shares of Borrower's common stock purchased with the proceeds of the Loan to be cancelled and retired to the status of authorized but unissued common stock.

7.    NEGATIVE COVENANTS.

Prior to the payment in full of the Notes and any renewals and extensions thereof, the Borrower agrees that, unless the Bank otherwise gives its prior consent in writing, the Borrower will not perform or permit to be performed any of the following acts:

     7.1 Negative Pledge. Except as provided herein, Borrower not shall create, incur, assume, or permit to exist Lien, or other encumbrances of any kind upon in, on, or to any of its assets except (a) liens for taxes or assessments or other governmental charges being contested in good faith and by appropriate proceedings, (b) liens in connection with workers compensation, unemployment insurance, or other social security obligations, (c) mechanic's, workmen's, materialmen's, landlord's, carrier's, or other like liens arising in the ordinary course of business with respect to obligations which are not due or which are being contested in good faith, (d) any lien or other encumbrance permitted and accepted by Bank and set forth on the ALTA 1970-B, as revised, title insurance policy, (e) judgment and other similar liens arising in connection with court proceedings, provided the execution or other enforcement of such liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings, and (f) purchase money security interests in office furnishings and office equipment acquired in the ordinary course of business, provided that such security interest shall attach only to the furnishings and equipment so purchased.

     7.2 Sale of Assets. Borrower will not sell, enter into sale-lease back agreements, exchange or transfer title to any or all of its assets, except in the ordinary or normal course of business operations.

     7.3 Additional Indebtedness. Borrower will not incur, create, assume, suffer to exist or in any manner become or be liable in respect of any indebtedness, nor will Borrower guarantee or otherwise in any manner become or be liable in respect of any indebtedness, liabilities or other obligations of any other person or entity, whether by agreement to purchase the indebtedness of any other person or entity or agreement for the furnishing of funds to any other person or entity through the purchase or lease of goods, supplies or services (or by way of stock purchase, capital contribution, advance or loan) for the purpose of paying or discharging the indebtedness of any other person or entity, or otherwise, except that the foregoing restrictions shall not apply to: (i) the Notes and any renewal or increase thereof, or other indebtedness of the Borrower heretofore disclosed to Bank in the Borrower's Financial Statements or on Schedule "3" hereto; or (ii) taxes, assessments or other government charges which are not yet due or are being contested in good faith by appropriate action promptly initiated and diligently conducted, if such reserve as shall be required by GAAP shall have been made therefor and levy and execution thereon have been stayed and continue to be stayed; or (iii) indebtedness (other than in connection with a loan or lending transaction) incurred in the ordinary course of business; or; (iv) any renewals or extensions (but not increases in) of any of the foregoing.

     7.4 Environmental Matters. Borrower shall not: (a) cause or permit the presence, use, generation, manufacture, production, processing, installation, release, discharge, storage (including above- and under-ground storage tanks for petroleum or petroleum products, but excluding small containers of gasoline used for maintenance equipment or similar purposes and supplies maintained in the ordinary course of business by maintenance or janitorial personnel or by tenants), treatment, handling, or disposal of any Hazardous Materials on, under, in or about the Real Property, or in any way affecting the Real Property or which may form the basis for any present or future claim, demand or action seeking cleanup of the Real Property, or the transportation of any Hazardous Materials to or from the Real Property, or (b) cause or exacerbate any occurrence or condition on the Real Property that is or may be in violation of Hazardous Materials Law. Borrower shall take all appropriate steps to secure compliance by all tenants and subtenants on the Real Property with the covenants and agreements in this Section 7.4.

Borrower further agrees at all times to comply fully and in a timely manner with, and to cause all employees, agents, contractors, and subcontractors of Borrower and any other persons occupying or present on the Real Property to so comply with, all applicable federal, state, and local laws, regulations, guidelines, codes, and other legal requirements relating to the generation, use, handling, storage, treatment, transport, and disposal of any Hazardous Materials now or hereafter located or present on or under the Real Property. Borrower shall conduct and complete all investigations, studies, sampling and testing and all remedial actions necessary to clean up and remove all Hazardous Materials from the Real Property in accordance with all applicable federal, state and local laws, ordinances, rules and regulations. Borrower shall promptly notify Bank in writing of: (i) any enforcement, cleanup, removal or other governmental or regulatory action, investigation, or any other proceeding instituted, completed or threatened in connection with any Hazardous Materials; (ii) any suit, cause of action, or any other claim made or threatened by any third party against Borrower or the Real Property relating to damage, contribution, cost recovery, compensation, loss or injury resulting from any Hazardous Materials; and (iii) the discovery of any occurrence or condition on any real property adjoining or in the vicinity of the Real Property that could cause all or any portion of the Real Property to be subject to any restrictions on the ownership, occupancy, transferability or use of the Real Property under Hazardous Materials Law. The provisions of the preceding sentence shall be in addition to any and all other obligations and liabilities that Borrower may have to Bank under applicable law.

The term "Hazardous Materials," for purposes of this Section 7.4, includes petroleum and petroleum products (excluding a small quantity of motor fuel used in maintenance equipment on the Real Property), flammable explosives, radioactive materials (excluding radioactive materials in smoke detectors), polychlorinated biphenyls, asbestos in any form that is or could become friable, hazardous waste, toxic or hazardous substances or other related materials whether in the form of a chemical, element, compound, solution, mixture or otherwise including, but not limited to, those materials defined as "hazardous substances," "extremely hazardous substances," "hazardous chemicals," "hazardous materials," "toxic substances," "toxic chemicals," "air pollutants," "toxic pollutants," "hazardous wastes," "extremely hazardous waste," or "restricted hazardous waste" by Hazardous Materials Law.

The term "Hazardous Materials Law" for the purposes of this Section 7.4, means any federal, state, or local law, ordinance or regulation or any court judgment applicable to Borrower or to the Real Property relating to industrial hygiene or to environmental or unsafe conditions including, but not limited to, those relating to the generation, manufacture, storage, handling, transportation, disposal, release, emission or discharge of Hazardous Materials, those in connection with the construction, fuel supply, power generation and transmission, waste disposal or any other operations or processes relating to the Real Property, and those relating to the atmosphere, soil, surface and ground water, wetlands, stream sediments and vegetation on, under, in or about the Real Property. "Hazardous Materials Law" also shall include, but not be limited to, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-To-Know Act of 1986, the Hazardous Materials Transportation Act, the Resource Conservation and Recovery Act, the Solid Waste Disposal act, the Clean Water Act, the Clean Air Act, the Toxic Substance Control Act, the Safe Drinking Water Act and the Occupational Safety and Health Act, and all regulations adopted in respect to the foregoing laws. The obligations and liabilities of Borrower under this Section 7.4 pertain to any of the events set forth herein occurring during the Borrower's possession of the Real Property and shall survive any entry of a judgment of foreclosure, any exercise of a power of sale or the delivery of a deed in lieu of foreclosure on the Real Property.

     7.5 Name, Fiscal Year and Accounting Method. Borrower shall not change its name or its method of accounting without providing Bank with three (3) month's prior written notice. Further, in regard to a name change, Borrower shall have taken such action as Bank deems necessary to continue the perfection of any Liens securing payment of the Indebtedness.

     7.6 Dividends and Distributions. Borrower shall not declare, pay or make, whether in cash or property, or set aside or apply any money or assets to pay or make any dividend or distribution during any fiscal year without the Bank's prior written consent. Provided, however, this provisions shall not be construed to prohibit or prevent in any manner Borrower's purchases of its own stock from the open market or otherwise, nor shall it prohibit stock dividends.

     7.7 Loans or Advances. Borrower shall not make or permit to remain outstanding any loans or advances made by it to or in any person or entity, except that the foregoing restriction shall not apply to: (i) loans or advances the material details of which have been set forth in the Financial Statements of the Borrower heretofore furnished to Banks; or (ii) advances made in the ordinary course of Borrower's business to any Subsidiary or sales associate or employees for travel or similar expenses; or (iii) loans to employees for option exercises; provided, however, such loans for option exercises shall not involve an actual advance of cash to any such employee.

     7.8 Discontinuance of Business Lines. Borrower shall not discontinuance any line of business which would have a Material Adverse Effect.

     7.9 Mergers and Acquisitions. Borrower will not: (i) consolidate or merge with or into any other Person, except that Borrower may merge with another Person if such Borrower is the surviving entity in such merger and if, after giving effect thereto, no Default or Event of Default shall have occurred and be continuing or (ii) acquire or create any additional subsidiaries, without the Bank's prior written consent.

     7.10 Transactions With Affiliates. Borrower shall not enter into any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate, or permit any Subsidiary to enter into any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate.

8.    CONSTRUCTION COVENANTS

Prior to the payment in full of the Real Estate Note and any renewals and extensions thereof, the Borrower agrees that, unless the Bank otherwise gives its prior consent in writing, the Borrower will not perform or permit to be performed (or not perform or not permit to be performed, as the case may be) any of the following acts:
     8.1 Construction Standards. The Borrower will construct its headquarters of first class quality and in compliance with the Plans and
          Specifications and all applicable ordinances, building codes, fire codes, and zoning regulations and free from encroachment on building lines, easements, and property lines.

     8.2 Work Stoppage. Except for notifications due to weather, the Borrower will notify the Bank of any cessation of construction on the Project for any period of thirty (30) or more successive business days.

     8.3  Excess  Costs.  The  Borrower   represents  that  the  total  cost  of
          completing the headquarters shall not require additional borrowed monies in excess of the face amount of the Real Estate Note. If the costs of such completion and the satisfaction of the terms of this Agreement will exceed such amount, Borrower will pay such excess costs needed to complete the Project.

9.    FINANCIAL COVENANTS


Prior to the payment in full of the Notes and any renewals and extensions thereof, the Borrower agrees that, unless the Bank otherwise gives its prior consent in writing, the Borrower will perform or permit to be performed (or not perform or not permit to be performed, as the case may be) any of the following acts:

     9.1 Debt Service Coverage. Borrower's quarterly Debt Coverage Ratio shall not be less than 125%, calculated on a quarterly basis.

     9.2 Retention Rate. Borrower shall maintain a rolling twelve (12) month average retention rate of membership contracts in place for greater than eighteen (18) months of not less than seventy percent (70%), calculated on a calendar quarterly basis.

     9.3 Cancellation Rate. Borrower's cancellation rate on contracts less than or equal to twelve (12) months old shall not exceed 50% for fiscal year 2002 and 45% for each fiscal year thereafter, on a trailing twelve (12) month basis, measured on a calendar quarter basis.

     9.4 Liabilities to Net Worth. Borrower shall not permit the ratio of its Total Liabilities to its Tangible Net Worth to exceed 2.50 to 1.00, measured at the end of each calendar quarter. For the purposes hereof, the terms Tangible Net Worth and Total Liabilities shall be defined pursuant to GAAP.

10.   EVENTS OF DEFAULT.


The following shall constitute Events of Default hereunder and under each of the Loan Documents:

     10.1 Nonpayment of Note. Failure to make any payment when due of any principal due and owing on the Notes.


     10.2 Nonpayment of Interest. Failure to make any payment when due of any interest on the Notes.


     10.3 Other Nonpayment. Failure to make any payment when due, other than as set forth in Sections 10.1 and 10.2 above, of any amount payable to the Bank under the terms of this Agreement, the Notes, the Loan Documents or any other obligation or agreement between the Borrower and the Bank.

     10.4 Breach of Covenants. Default by Borrower in the performance or observance of any covenant or agreement contained in this Agreement, the Note, the Mortgage, the Security Agreement, any of the other Loan Documents not specifically set forth in this paragraph, or any agreement in connection therewith, or under the terms of any other instrument delivered to the Bank in connection with this Agreement.

     10.5 Representations and Warranties. Any representation or warranty herein, or any representation, statement, certificate, schedule or report made or furnished to the Bank on behalf of Borrower, proves to be false or erroneous in any material respect at the time of making thereof.

     10.6 Insolvency. Borrower: (i) applies for or consents to the appointment of a receiver, trustee or liquidator of the properties of Borrower;
          (ii)  admits in writing  the  inability  to pay debts as they  mature;
          (iii) makes a general assignment for the benefit of creditors; or (iv) has any significant portion of its assets or property placed in the hands of a receiver, trustee or other officers or representatives of a court or of creditors.

     10.7 Voluntary Bankruptcy. Borrower shall be adjudged bankrupt, or any voluntary proceeding shall be instituted by Borrower in insolvency or bankruptcy, or for readjustment, extension or composition of debts or for any other relief of debtors.

     10.8 Involuntary Bankruptcy. Any involuntary proceeding shall be instituted against Borrower in insolvency or for readjustment, extension, or composition of debts, which proceeding is not dismissed within ninety
          (90) days from the filing of the commencement of the same.

     10.9 Creditor's Proceedings. The institution of any levy or attachment against the Real Property of Borrower and such levy or attachment shall continue in place and in effect for a period of 60 consecutive days without being vacated, discharged, satisfied, stayed, or removed.

     10.10Monetary Judgments. One or more judgments, decrees, or orders for the payment of money in excess of $500,000.00 in the aggregate shall be rendered against Borrower and such judgments, decrees, or orders shall continue unsatisfied and in effect for a period of 30 consecutive days without being vacated, discharged, satisfied, or stayed or bonded pending appeal.

     10.11Borrower Dissolution.  The occurrence of any act causing a dissolution or loss of legal existence of
              Borrower.

     10.12Harland Stonecipher. Harland Stonecipher shall ever cease to hold the title of Chairman and Chief Executive Officer or comparable title and position with Borrower for a period of 90 consecutive days.

11.   REMEDIES.


     11.1 Immediate Acceleration. Upon the occurrence of an Event of Default specified in Sections 10.6, 10.7, 10.8, 10.9 and 10.10 immediately and without notice, (i) all obligations hereunder and under the Note shall automatically become immediately due and payable, without presentment, demand, protest, notice of protest, default or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, except as may be provided to the contrary elsewhere herein, all of which are expressly waived by the Borrowers, and (ii) the Bank is hereby authorized at any time and from time to time, without notice to the Borrowers (and any such notice being expressly waived by the Borrowers), to set-off and apply any and all deposits of the Borrowers (general or special, time or demand, provision or final) held by the Bank owing by the Bank to or for the credit or account of the Borrowers against any and all of the debt evidenced by the Note or other obligations set forth in any Loan Document.

     11.2 Five Day Notice and Demand. Upon the occurrence of an Event of Default specified in Sections 10.1, 10.2, 10.3, and 10.5 Borrower shall have five (5) business days to cure after receipt of written notification. In the event Borrower shall fail to effectuate such a cure, Bank may declare all debt evidenced by any and all Loan Documents to be immediately due and payable without presentment, demand, protest, notice of protest, default or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, except as may be provided to the contrary elsewhere herein, all of which are hereby expressly waived by the Borrower, and in such event, the Bank is hereby authorized at any time and from time to time, without notice to the Borrowers (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits containing funds of the Borrower (general or special, time or demand, provision or final) held by the Bank, and any and all other indebtedness at any time owing by the Bank or to or for credit or account of the Borrower against any and all of the debt evidenced by any Loan Document. In the event Borrower is diligently pursuing a cure to any Event of Default but such cure cannot be accomplished within the time periods set forth herein, Bank may, in its sole discretion, extend any such cure period.

     11.3 Thirty Day Notice and Demand. Upon the occurrence of an Event of Default other than those specified in the sections referenced in
          Section 11.1 and 11.2 above, Borrower shall have thirty (30) days after receiving written notification of the Event of Default to cure such default. In the event Borrower shall fail to effectuate such a cure, Bank may declare all debt evidenced by any and all Loan
          Documents to be immediately due and payable without presentment, demand, protest, notice of protest, default or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, except as may be provided to the contrary elsewhere herein, all of which are hereby expressly waived by the Borrower, and in such event, the Bank is hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits containing funds of the Borrower (general or special, time or demand, provision or final) held by the Bank, and any and all other indebtedness at any time owing by the Bank or to or for credit or account of the Borrower against any and all of the debt evidenced by any Loan Document. In the event Borrower is diligently pursuing a cure to any Event of Default but such cure cannot be accomplished within the time periods set forth herein, Bank may, in its sole discretion, extend any such cure period.

     11.4 Other Rights. Subject to the provisions of this Agreement and after the giving of any required notice and the expiration of any applicable cure period, upon the occurrence of any Event of Default the Bank may, in addition to the foregoing, exercise any or all of its rights and remedies provided by law or pursuant to any other Loan Document.

     11.5 Cumulative Remedies. No failure on the part of the Bank to exercise and no delay in exercising any right hereunder shall operate as a waiver hereof, nor shall any single or partial exercise by Bank of any right hereunder preclude any other or further right of exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not alternative.

12.   GENERAL CONDITIONS.


The  following  conditions  shall  be  applicable  throughout  the  term of this
Agreement:

     12.1 Previous Loan Transaction. The parties hereto agree that the $17,500,000.00 loan referenced in that certain Loan Agreement by and between Borrower and Bank dated as of November 6, 2001 has never been funded and is hereby cancelled. The Note executed in conjunction therewith will be returned to Borrower.

     12.2 Cross-Default. A default by Borrower in this Agreement shall constitute a default under the Notes and other Loan Documents, and any other instrument given by Borrower to Bank pursuant to this Agreement. A default under the Notes or other Loan Documents shall constitute an Event of Default by Borrower under the terms of this Agreement and the Notes and Loan Documents.

     12.3 Notices. All notices hereunder shall be in writing and shall be deemed to have been sufficiently given or served for all purposes when presented as set forth below to any party hereto at the following address:

          To Borrower:    Pre-Paid Legal Services, Inc.
                                321 East Main Street
                                Ada, Oklahoma  74821
                                Telecopier number: 580/436-7410
                                Attn:  Steve Williamson, Chief Financial Officer

          To Bank:         BANK OF OKLAHOMA, N.A.
                                201 Robert S. Kerr
                                P.O. Box 24128
                                Oklahoma City, Oklahoma 73124
                                Telecopier number: 405/272-2588
                                Attn:Laura Christofferson, Senior Vice President

or at such other address of which it shall have notified the party giving such notice in writing. Any notice, demand or communication under or in connection with this Loan Agreement shall be deemed effective when received by the party to whom addressed in the case of personal delivery, telefax, or by telex wire, or if sent by mail shall be deemed effective three business days after deposited in any post office of the United States Post Office Department, registered or certified mail, postage fully prepaid, return receipt requested.

     12.4 Amendment; Waiver. This Agreement may not be amended, modified, waived, discharged or terminated in any way, except by an instrument in writing executed by all parties hereto.

     12.5 Governing Law. This Agreement, the Notes, the Loan Documents and all other documents issued and executed hereunder shall be deemed to be a contract made under the laws of the State of Oklahoma and shall be construed by and governed in accordance with the laws of the State of Oklahoma.

     12.6 Prohibition Against Assignment. Borrower shall not assign nor transfer voluntarily or by operation of law, or otherwise dispose of this Agreement or any rights hereunder, however the Bank shall have full right and power to assign this Agreement. An assignment or transfer in violation of this provision shall be invalid, and an assignment or transfer by operation of law shall be deemed to be an invalid transfer.

     12.7 Indemnification. In the event any action, protest, proceeding or litigation is commenced to challenge the validity of or set aside any Lease or which could affect the ability of the Borrower to perform under any Lease, then the Borrower agree to take any and all actions necessary to enforce the Lease and shall indemnify and hold the Bank harmless from any and all such actions, proceedings, protests, or litigation of any kind or, if Bank is named as a party thereto and shall defend the Bank therefor, including without limitation, the payment of all costs, expenses and reasonable attorney fees of the Bank or, if acceptable to the Bank, the providing of joint counsel for such defense and payment of any and all losses of or claims or expenses asserted against the Bank arising from such actions, proceedings, protests, or litigation.

     12.8 Entire Agreement. This Agreement, the Notes, the Loan Documents and the other instruments, statements or documents described herein constitute the entire agreement between Borrower and Bank, with any and all prior agreements and understandings being canceled and merged herein.

     12.9 Severability. In case any one or more of the provisions contained in this Agreement, the Note or any other Loan Documents should be deemed invalid, illegal or unenforceable in any respect in any jurisdiction, the validity, legality and enforceability of such provision or provisions will not in any way be affected or impaired thereby in any other jurisdiction and the validity, legality and enforceability of the remaining provisions contained herein and therein will not in any way be affected or impaired thereby.

     12.10Captions. The captions and headings of this loan agreement are for convenience only and in no way define, limit or describe the scope or intent of any provision of this Agreement.

     12.11Binding Effect. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, legal representatives, successors and assigns.

     12.12Contrary Provisions. The terms and conditions of this Agreement shall govern and control any and all contrary provisions of the Loan Documents.

     12.13Counterpart.   This   Agreement   may  be  executed  in  one  or  more
          counterpart and all such counterparts shall be construed together as the Agreement.

     12.14Waiver of Jury Trial.  Borrower  waives trial by jury in any action or proceeding to which Borrower and Bank may be parties, arising out of, in connection with or in any way pertaining to, this Agreement, the mortgage or any of the other Loan Documents. It is agreed and understood that this waiver constitutes a waiver of trial by jury of all claims against all parties to such action or proceedings, including claims against parties who are not parties to this note. This waiver is knowingly, willingly and voluntarily made by Borrower, and Borrower hereby represents that no representations of fact or opinion have been made by any individual to induce this waiver of trial by jury or to in any way modify or nullify its effect. Borrower further represents and warrants that it has been represented in the signing of this Agreement and in the making of this waiver by independent legal counsel, or has had the opportunity to be represented by independent legal counsel selected of its own free will, and that it has had the opportunity to discuss this waiver with counsel.

IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the day and year first above written.

                                   PRE-PAID LEGAL SERVICES, INC.
                                   an Oklahoma corporation


                                   /s/ Harland C. Stonecipher
                                   -------------------------------
                                   By:      Harland C. Stonecipher
                                   Title:   Chairman and CEO


                                   BANK OF OKLAHOMA, N.A.


                                   /s/ Laura Christofferson
                                   -------------------------------
                                   By:      Laura Christofferson
                                   Title:   Senior Vice President




                                  EXHIBIT 10.2


        Security Agreement between Registrant and Bank of Oklahoma, N.A.




                               SECURITY AGREEMENT


SECURITY AGREEMENT dated June 11, 2002, made by Pre-Paid Legal Services, Inc., an Oklahoma corporation (the "Company"), and Bank of Oklahoma, N.A. (the "Bank") in connection with the Loan Agreement (as hereinafter defined).

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

Section 10.     Power of Attorney.

     10.1 Appointment and Powers of Bank. The Company hereby irrevocably constitutes and appoints the Bank and any officer or agent thereof, with full power of substitution as its true and lawful attorneys-in-fact with full irrevocable power and authority in the place and stead of the Company or in the Bank's own name, for the purpose of carrying out the terms of this Agreement, to take any and all appropriate action and to execute any and all documents and instruments that may be necessary or desirable to accomplish the purposes of this Agreement and, without limiting the generality of the foregoing, hereby gives said attorneys the power and right, on behalf of the Company, without notice to or assent by the Company, to do the following:

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

Section 12. Standards for Exercising Remedies. To the extent that applicable law imposes duties on the Bank to exercise remedies in a commercially reasonable manner,  the  Company  acknowledges  and  agrees  that  it is  not  commercially unreasonable for the Bank (a) to fail to incur expenses reasonably deemed significant by the Bank to prepare Collateral for disposition or otherwise to complete raw material or work in process into finished goods or other finished products for disposition, (b) to fail to obtain third-party consents for access to Collateral to be disposed of, or to obtain or, if not required by other law, to fail to obtain governmental or third-party consents for the collection or disposition of Collateral to be collected or disposed of, (c) to fail to exercise collection remedies against account debtors or other persons obligated on Collateral or to remove liens or encumbrances on or any adverse claims against Collateral, (d) to exercise collection remedies against account debtors and other persons obligated on Collateral directly or through the use of collection agencies and other collection specialists, (e) to advertise dispositions of Collateral through publications or media of general circulation, whether or not the Collateral is of a specialized nature, (f) to contact other persons, whether or not in the same business as the Company, for expressions of interest in acquiring all or any portion of the Collateral, (9) to hire one or more professional auctioneers to assist in the disposition of Collateral, whether or not the collateral is of a specialized nature, (h) to dispose of Collateral by utilizing Internet sites that provide for the auction of assets of the types included in the Collateral or that have the reasonable capability of doing so, or that match buyers and sellers of assets, (i) to dispose of assets in wholesale rather than retail markets, (j) to disclaim disposition warranties,
(k) to purchase insurance or credit enhancements to insure the Bank against risks of loss, collection, or disposition of Collateral or to provide to the Bank a guaranteed return from the collection or disposition of Collateral, or
(I) to the extent deemed appropriate by the Bank, to obtain the services of other brokers, investment bankers, consultants, and other professionals to assist the Bank in the collection or disposition of any of the Collateral. The Company acknowledges that the purpose of this Section 12 is to provide nonexhaustive indications of what actions or omissions by the Bank would not be commercially unreasonable in the Bank's exercise of remedies against the Collateral and that other actions or omissions by the Bank shall not be deemed commercially unreasonable solely on account of not being indicated in this
Section 12. Without  limitation  upon the foregoing,  nothing  contained in this
Section 12 shall be construed to grant any rights to the Company or to impose any duties on the Bank that would not have been granted or imposed by this Agreement or by applicable law in the absence of this Section 12.

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

                                   PRE-PAID LEGAL SERVICES, INC.,
                                   an Oklahoma corporation


                                   /s/ Harland C. Stonecipher
                                   -------------------------------
                                   By:      Harland C. Stonecipher
                                   Title:   Chairman and Chief Executive Officer


                                   BANK OF OKLAHOMA, N.A.,
                                   a national banking association


                                   /s/ Laura Christofferson
                                   -------------------------------
                                   By:      Laura Christofferson
                                   Title:   Senior Vice President



                                  EXHIBIT 10.3

             Mortgage between Registrant and Bank of Oklahoma, N.A.





A POWER OF SALE HAS BEEN GRANTED IN THIS MORTGAGE. A POWER OF SALE MAY ALLOW THE MORTGAGEE TO TAKE THE MORTGAGED PROPERTY AND SELL IT WITHOUT GOING TO COURT IN A FORECLOSURE ACTION UPON DEFAULT BY THE MORTGAGOR UNDER THIS MORTGAGE


         CONSTRUCTION MORTGAGE WITH POWER OF SALE AND SECURITY AGREEMENT


THIS CONSTRUCTION MORTGAGE WITH POWER OF SALE AND SECURITY AGREEMENT (the "Mortgage") is made as of the 23 day of July, 2002, between PRE-PAID LEGAL SERVICES, INC., an Oklahoma corporation (the "Mortgagor") and BANK OF OKLAHOMA, N.A., having a mailing address at 201 Robert S. Kerr Ave., P.O. Box 24128, Oklahoma City, Oklahoma 73124 (the "Mortgagee").

WHEREAS, the Mortgagor has heretofore entered into that certain Loan Agreement with Mortgagee of even date herewith (the "Loan Agreement") wherein Mortgagor agreed to borrow and Mortgagee agreed to lend the sum of $30,000,000 for the purpose of (i) constructing a structure on the Real Property (defined below) and
(ii) purchasing Borrower's common stock on the open market (the "Loan");

WHEREAS, in conjunction with the execution of the Loan Agreement, Mortgagor executed and delivered its promissory note of even date herewith payable to the order of the Mortgagee in the principal sum of Twenty Million and No/100's Dollars ($20,000,000.00), with interest thereon (hereinafter called the "Real Estate Note"), which Real Estate Note matures on September 30, 2009 and its promissory note of even date herewith payable to the order of the Mortgagee in the principal sum of Ten Million and No/100's Dollars ($10,000,000.00), with interest thereon (hereinafter called the "Stock Note"), which Stock Note matures no later than May 31, 2004 (the Real Estate Note and the Stock Note are collectively referred to herein as the Notes.

NOW, THEREFORE, to secure to the Mortgagee the payment of the aforesaid indebtedness, with interest thereon, the payment of all other moneys secured hereby or advanced hereunder and the performance of the covenants and agreements herein contained, the Mortgagor does hereby grant, bargain, sell, convey and mortgage unto the Mortgagee and to its successors and assigns the real property located in the County of Pontotoc, State of Oklahoma, described at Schedule "A" attached hereto, together with all and singular the tenements, hereditaments and appurtenances thereof; all buildings and improvements now or hereafter constructed thereon; and all fixtures, equipment, machinery, apparatus and articles of personal property of every kind and character now owned or hereafter acquired by the Mortgagor and now or hereafter located in or used for the operation and maintenance of the aforesaid buildings and improvements (all of which property is herein called the "Collateral"), which shall include, but not be limited to: (a) all signs, draperies, screens, awnings, storm windows and doors, window shades, cabinets, partitions, floor coverings, escalators, elevators and motors, ranges, refrigerators, boilers, tanks, furnaces, radiators and all heating, lighting, plumbing, gas, electric, ventilating, refrigerating, air conditioning, laundry, cleaning, fire prevention, fire extinguishing, communications, kitchen and incinerating equipment of whatsoever kind and character; (b) all of the right, title and interest of the Mortgagor in and to any items of personal property which may be subject to a title retention or security agreement superior in lien to the lien of this Mortgage; (c) all of the items described at Schedule "B" attached as a part hereof; and (d) proceeds and products thereof; provided that the Collateral shall not include fixtures and furnishings owned by bona fide tenants of the improvements. The above described real estate, appurtenances, improvements and Collateral are hereinafter collectively called the "Mortgaged Premises" and are hereby declared to be subject to the lien of this Mortgage as security for the payment of the indebtedness herein described.

TO HAVE AND TO HOLD the Mortgaged Premises with all the rights, improvements and appurtenances thereunto belonging, or in anywise appertaining unto the Mortgagee, its successors and assigns, forever. The Mortgagor covenants that, except as stated at Schedule "C" attached as a part hereof, the Mortgagor is seized of an indefeasible estate in fee simple in the Mortgaged Premises, that the Mortgagor has a good right to sell, convey and mortgage the same, that the Mortgaged Premises are free and clear of all general and special taxes, liens, charges and encumbrances of every kind and character, and that the Mortgagor hereby warrants and will forever defend the title thereto against the claims of all persons whomsoever.

1. Payment of Debt. If the Mortgagor shall pay the indebtedness herein described and shall in all things do and perform all other acts and agreements herein contained to be done, then, in that event only, this Mortgage shall be and become null and void.

2. Maintenance; Waste. With respect to the Mortgaged Premises, the Mortgagor covenants and agrees: (i) to keep the same in good condition and repair; (ii) to pay all general and special taxes and assessments and other charges that may be levied or assessed upon or against the same as they become due and payable and to furnish to the Mortgagee receipts showing payment of any such taxes and assessments, if demanded; (iii) to pay all debts for repair or improvements now existing or hereafter arising which may become liens upon or charges against the Mortgaged Premises; (iv) to comply with or cause to be complied with all requirements of any governmental authority relating to the Mortgaged Premises;
(v) to promptly repair, restore, replace or rebuild any part of the Mortgaged Premises which may be damaged or destroyed by any casualty whatsoever or which may be affected by any condemnation proceeding or exercise of eminent domain; and (vi) to promptly notify the Mortgagee of any damage to the Mortgaged Premises in excess of Fifty Thousand Dollars ($50,000.00). The Mortgagor further covenants and agrees that the Mortgagor will not: (i) commit or suffer to be committed any waste of the Mortgaged Premises; (ii) initiate, join in or consent to any change in any private restrictive covenant, zoning ordinance or other public or private restrictions limiting or defining the uses which may be made of the Mortgaged Premises or any part thereof; or (iv) permit any lien or encumbrance of any kind or character to accrue or remain on the Mortgaged Premises or any part thereof which might take precedence over the lien of this Mortgage, except the matters described at Schedule "C".

3. Insurance. The Mortgagor will keep the Mortgaged Premises insured for the benefit of the Mortgagee against loss or damage by fire, lightning, windstorm, hail, explosion, riot, riot attending a strike, civil commotion, aircraft, vehicles, smoke, vandalism and malicious mischief and (as, when and to the extent insurance against war risks is obtainable from the United States of America or any agency thereof) against war risks, all in amounts approved by the Mortgagee, and shall provide the Mortgagee with policies of liability insurance in amounts approved by Mortgagee, and flood insurance in an amount equal to the lesser of the outstanding principal balance of the indebtedness secured hereby or the maximum amount of coverage made available with respect to the Mortgaged Premises under the National Flood Insurance Program (or evidence satisfactory to Mortgagee that the Mortgaged Premises are not located in an area designated by the Federal Emergency Management Agency or any other governmental agency as an area having special flood or mudslide hazards and that flood insurance is not required for this loan under the terms of any law, regulation or rule governing Mortgagee's activities), and when and to the extent required by the Mortgagee, against any other risk insured against by persons operating like properties in the locality of the Mortgaged Premises. All insurance herein provided for shall be in form approved by the Mortgagee. Regardless of the types or amounts of insurance required and approved by the Mortgagee, the Mortgagor will assign and deliver to the Mortgagee all policies of insurance which insure against any loss or damage to the Mortgaged Premises, as collateral and further security for the payment of the money secured by this Mortgage, with loss payable to the Mortgagee pursuant to a mortgage clause satisfactory to Mortgagee. If the Mortgagee by reason of such insurance receives any money for loss or damage, such amount may, at the option of the Mortgagee, be retained and applied by the Mortgagee toward payment of the moneys secured by this Mortgage, or be paid over wholly or in part to the Mortgagor for the repair of said buildings or for the erection of new buildings in their place, or for any other purpose or object satisfactory to the Mortgagee, but the Mortgagee shall not be obligated to see to the proper application of any amount paid over to the Mortgagor. Not less than fifteen (15) days prior to the expiration dates of each policy required of the Mortgagor pursuant to this paragraph, the Mortgagor will deliver to the Mortgagee a renewal policy or policies marked "premium paid" or accompanied by other evidence of payment satisfactory to the Mortgagee, and in the event of a foreclosure of this Mortgage, the purchaser of the Mortgaged Premises shall succeed to all the rights of the Mortgagor, including any right to unearned premiums, in and to all policies of insurance assigned and delivered to the Mortgagee pursuant to the provisions of this paragraph. Mortgagor specifically covenants and agrees that in the event Mortgagor has provided Mortgagee with evidence satisfactory to Mortgagee that flood insurance covering the Mortgaged Premises should not be required at time of execution of this Mortgage and the Mortgaged Premises should thereafter become eligible for flood insurance under the National Flood Insurance Program, or under any subsequent Act of Congress of the United States, and should the Mortgaged Premises be located in an area now or thereafter designated by the Federal Emergency Management Agency or any other governmental agency as an area having special flood or mudslide hazards, Mortgagor and Mortgagor's successors in title shall maintain at their sole cost and expense flood insurance available under the National Flood Insurance Program, in such amounts and in such form as may be required by Mortgagee.

4. Alterations. No building or other property now or hereafter subject to the lien of this Mortgage shall be removed, demolished or materially altered, without the prior written consent of the Mortgagee, except that the Mortgagor shall have the right, without such consent, to remove and dispose of, free from the lien of this Mortgage, such Collateral as from time to time may become worn or obsolete, provided that either: (i) simultaneously with or prior to such removal, any such Collateral shall be replaced with other Collateral of a value at least equal to that of the replaced Collateral and free from any title retention device, security agreement or other encumbrance, and by such removal or replacement, the Mortgagor shall be deemed to have subjected such Collateral to the lien of this Mortgage; or (ii) any net cash proceeds received from such disposition shall be paid over promptly to the Mortgagee to be applied to the last installments due on the indebtedness hereby secured, without any charge for prepayment.

5. Default; Remedies. Upon the failure of the Mortgagor to pay any of the taxes, assessments, debts, liens or other charges as the same become due and payable, or to insure the Mortgaged Premises or deliver the policies of insurance as herein provided, or to perform any of the Mortgagor's covenants and agreements herein, the Mortgagee is hereby authorized, at its option, to insure the Mortgaged Premises, or any part thereof, and pay the costs of such insurance, and to pay such taxes, assessments, debts, liens or other charges herein described, or any part thereof, and to remedy the Mortgagor's failure to perform hereunder and pay the costs associated therewith, and the Mortgagor hereby agrees to refund on demand all sum or sums so paid, with interest thereon at a rate equal to five percent (5%) per annum in excess of the interest rate stated in the Notes; and any such sum or sums so paid together with interest thereon shall become a part of the indebtedness hereby secured; provided, however, that the retention of a lien hereunder for any sum so paid shall not be a waiver of subrogation or substitution which the Mortgagee might otherwise have. In the event of the failure of the Mortgagor to pay any of the taxes, assessments, debts, liens or other charges herein described as the same become due and payable or to keep the Mortgaged Premises insured in the manner and time herein provided, or the failure to deliver renewal policies in the manner and time herein provided, or if any installment of principal or interest is not paid at or within the time required by the terms of the Notes, or in the case of the actual or threatened destruction, demolition, removal, condemnation or taking of all or any part of the Mortgaged Premises, or the failure to do any of the things herein agreed to be done, or on the breach of any of the terms of the Notes, this Mortgage or any other instrument securing or evidencing the indebtedness hereby secured, then, in any of such events, whether the Mortgagee has paid any of the taxes, liens or other charges, or procured the insurance, or remedied the Mortgagor's failure to perform, all as above mentioned, or not, the Mortgagor shall be in default hereunder. In the event of default, the Mortgagee may either: (i) declare the principal of the Notes, all interest accrued thereon and all other sums hereby secured, without deduction and without notice, to be immediately due and payable, and the Mortgagee will be entitled to foreclose this Mortgage by judicial proceeding, or (ii) after any notice to the Mortgagor required by the Oklahoma Power of Sale Mortgage Foreclosure Act, 46 Okla. Stat. ss. 41 et seq. (1991), as amended from time to time (the "Act") declare the principal of the Notes, all interest accrued thereon and all other sums hereby secured, without deduction, to be immediately due and payable, and the Mortgagee will be entitled to foreclose this Mortgage by power of sale pursuant to the provisions of the Act. The Mortgagor hereby confers upon the Mortgagee and grants to the Mortgagee the power to sell the Mortgaged Premises pursuant to the Act or any other applicable authority. On default, the Mortgagee will be entitled to exercise all further and additional remedies as might now or hereafter be accorded to the Mortgagee at law or in equity. Whether the Mortgagee elects to foreclose this Mortgage by judicial proceeding or by power of sale, the Mortgagee shall, immediately on default, be entitled to the possession of the Mortgaged Premises and the rents and profits thereof, and shall be entitled to have a receiver appointed to take possession of the Mortgaged Premises without notice, which notice the Mortgagor hereby waives, notwithstanding anything contained in this Mortgage or any law heretofore or hereafter enacted. No action of the Mortgagee based upon the provisions contained herein or contained in the Act, including, without limitation, the giving of any of the notices provided for in the Act shall constitute an election of remedies which would preclude the Mortgagee from pursuing judicial foreclosure before or at any time after commencement of the power of sale foreclosure procedure.

6. Taxes; Expenses. The Mortgagor agrees to pay any and all taxes which may be levied or assessed directly or indirectly upon the Notes, this Mortgage and the indebtedness hereby secured, and further agrees to pay all expenses incurred in connection with the creation of the indebtedness hereby secured, including, without limitation, all broker's fees, real estate commissions, attorney's fees, title guaranty fees, survey expenses, appraiser's fees, abstracting expenses, recording costs and lien indemnification fees, without regard to any law which may be hereafter enacted imposing payment of the whole or any part thereof upon the Mortgagee; and, upon violation of this agreement, or upon the rendering by any court of competent jurisdiction of a decision that such an agreement by a Mortgagor is legally inoperative, or if the rate of said taxes and expenses added to the rate of interest provided for in the Notes shall exceed the then legal rate of interest, then, and in any such event, the indebtedness hereby secured, without deduction, shall, at the option of the Mortgagee become immediately due and payable, anything contained in this Mortgage or in the Notes notwithstanding. The additional amounts which may become due and payable hereunder shall be regarded as part of the indebtedness secured by this Mortgage.

7. Expenses of Collection. It is agreed that if, and as often as, this Mortgage or the Notes is placed in the hands of an attorney for collection, or to protect the priority or validity of this Mortgage, or to prosecute or defend any suit affecting the Mortgaged Premises, or to enforce or defend any of the Mortgagee's rights hereunder, the Mortgagor shall pay to the Mortgagee its reasonable attorney's fees, together with all court costs, expenses for title examination, title insurance or other disbursements relating to the Mortgaged Premises, which sums shall be secured hereby.

8. Appraisement. Appraisement of the Mortgaged Premises is hereby expressly waived, or not, at the option of the Mortgagee, such option to be exercised at the time judgment is rendered in any foreclosure hereof, or at any time prior thereto.

9. Condemnation Awards. The Mortgagor covenants and agrees that if at any time all or any portion of the Mortgaged Premises shall be taken or damaged under the power of eminent domain, the award received by condemnation proceedings for any property so taken or any payment received in lieu of such condemnation proceedings shall be paid directly to the Mortgagee and all or any portion of such award or payment, at the option of the Mortgagee, shall be applied to the indebtedness hereby secured in payment of the last maturing installments of the indebtedness or paid over, wholly or in part, to the Mortgagor for the purpose of altering, restoring or rebuilding any part of the Mortgaged Premises which may have been altered, damaged or destroyed as a result of any such taking or damage, or for any other purpose or object satisfactory to Mortgagee; provided that the Mortgagee shall not be obligated to see to the application of any amount paid over to the Mortgagor. The Mortgagor immediately upon obtaining knowledge of the institution of any proceedings or negotiations for the condemnation of the Mortgaged Premises, or any portion thereof, will notify the Mortgagee of the pendency of such negotiations or proceedings. The Mortgagee may participate in any such negotiations or proceedings, and the Mortgagor from time to time will execute and deliver to the Mortgagee all instruments requested by the Mortgagee to permit such participation.

10. Sale in Parcels. In case of any sale under this Mortgage by virtue of judicial proceedings or otherwise, the Mortgaged Premises may be sold in one parcel and as an entirety or in such parcels, manner or order as the Mortgagee in its sole discretion may elect, and the Mortgagor waives any and all rights which the Mortgagor may have to insist upon the sale of the Mortgaged Premises in one parcel or in separate parcels.

11. Certificate. The Mortgagor, upon request, made either personally or by mail, shall certify, by a writing duly acknowledged, to the Mortgagee or to any proposed assignee of this Mortgage, the amount of principal and interest then owing on this Mortgage and whether any offsets or defenses exist against the indebtedness hereby secured, within ten (10) days after the mailing of such request.

12. Notice. Except as otherwise provided herein, any and all notices, elections, demands, requests and responses thereto permitted or required to be given under this Mortgage shall be made pursuant to Section 12.3 of the Loan Agreement.

13. Future Advancements. This Mortgage shall secure the payment of the Notes, including any and all advancements made by the Mortgagee thereunder, and any and all additional indebtedness of the Mortgagor to the Mortgagee incurred in connection with the Mortgaged Premises or any improvements now or hereafter located thereon, whether or not incurred or becoming payable under the provisions hereof and whether as future advancements or otherwise, together with any renewals, modifications, rearrangements, consolidations or extensions of the Notes or other indebtedness.

14. Inspection; Management. The Mortgagee and any persons authorized by the Mortgagee shall have the right to enter and inspect the Mortgaged Premises at all reasonable times. If, at any time after default by the Mortgagor in the performance of any of the terms, covenants or provisions of this Mortgage or the Notes, the management or maintenance of the Mortgaged Premises shall be determined by the Mortgagee to be unsatisfactory, the Mortgagor shall employ, for the duration of such default, as managing agent of the Mortgaged Premises, any person from time to time designated or approved by the Mortgagee.

15. Payment by Others. Any payment made in accordance with the terms of this Mortgage by any person at any time liable for the payment of the whole or any part of the indebtedness now or hereafter secured by this Mortgage, or by any subsequent owner of the Mortgaged Premises, or by any other person whose interest in the Mortgaged Premises might be prejudiced in the event of a failure to make such payment, or by any stockholder, officer or director of a corporation or any partner of a partnership or trustee or beneficial owner of a trust which at any time may be liable for such payment or may own or have such an interest in the Mortgaged Premises, shall be deemed, as between the Mortgagee and all persons who at any time may be liable as aforesaid or may own the Mortgaged Premises, to have been made on behalf of the Mortgagor.

16. No Waiver. Any failure by the Mortgagee to insist upon the strict performance by the Mortgagor of any of the terms and provisions hereof shall not be deemed to be a waiver of any of the terms and provisions hereof, and the Mortgagee, notwithstanding any such failure, shall have the right thereafter to insist upon the strict performance by the Mortgagor of any and all of the terms and provisions of this Mortgage to be performed by the Mortgagor. Neither the Mortgagor nor any other person now or hereafter obligated for the payment of the whole or any part of the indebtedness now or hereafter secured by this Mortgage shall be relieved of such obligation by reason of the failure of the Mortgagee to comply with any request of the Mortgagor or of any other person so obligated to take action to foreclose this Mortgage or otherwise enforce any of the provisions of this Mortgage or of any obligations secured by this Mortgage, or by reason of the release, regardless of consideration, of the whole or any part of the security held for the indebtedness secured by this Mortgage, or by reason of any agreement or stipulation between any subsequent owner or owners of the Mortgaged Premises and the Mortgagee extending, from time to time, the time of payment or modifying the terms of the Notes or this Mortgage without first having obtained the consent of the Mortgagor or such other person, and in the latter event, the Mortgagor and all such other persons shall continue liable to make such payments according to the terms of any such agreement of extension or modification unless expressly released and discharged in writing by the Mortgagee. Regardless of consideration, and without the necessity for any notice to or consent by the holder of any subordinate lien on the Mortgaged Premises, the Mortgagee may release the obligation of anyone at any time liable for any of the indebtedness secured by this Mortgage or any part of the security held for such indebtedness and may from time to time extend the time of payment or otherwise modify the terms of the Notes and/or this Mortgage without, as to the security for the remainder thereof, in any way impairing or affecting the lien of this Mortgage or the priority of such lien, as security for the payment of the indebtedness as it may be so extended or modified, over any subordinate lien. The holder of any subordinate lien shall have no right to terminate any lease affecting the Mortgaged Premises whether or not such lease be subordinate to this Mortgage. The Mortgagee may resort for the payment of indebtedness hereby secured to any other security therefor held by the Mortgagee in such order and manner as the Mortgagee may elect.

17. Cumulative Remedies. The rights of the Mortgagee arising under the clauses and covenants contained in this Mortgage shall be separate, distinct and cumulative and none of them shall be in exclusion of the other. No act of the Mortgagee shall be construed as an election to proceed under any one provision herein to the exclusion of any other provision, anything herein or otherwise to the contrary notwithstanding.

18. Security Interest. This Mortgage shall also be considered to be and shall be construed as a security agreement with respect to any property described herein which is not a part of the real property described herein.

     18.1 Assembly of Collateral. Upon default hereunder and acceleration of the indebtedness pursuant to the provisions hereof, the Mortgagee may at its discretion require the Mortgagor to assemble the Collateral and make it available to the Mortgagee at a place reasonably convenient to both parties to be designated by the Mortgagee.

     18.2 Notice of Sale. The Mortgagee shall give the Mortgagor written notice of the time and place of any public sale of any of the Collateral or of the time after which any private sale or other intended disposition thereof is to be made by sending notice to the Mortgagor at least five (5) days before the time of the sale or other disposition, which provisions for notice the Mortgagor agrees are reasonable.

     18.3 Additional Documents.  The Mortgagor will from time to time within ten
     (10) days after request by the Mortgagee, execute (if requested or if otherwise required by law), acknowledge and deliver any financing statement, renewal affidavit, certificate, continuation statement, inventory or other documents that the Mortgagee may request in order to protect, preserve, continue, extend or maintain the security interest under and the priority of this Mortgage and will, upon demand, pay any expenses incurred by the Mortgagee in the preparation, execution and filing of any such documents.

19. Bankruptcy. The entire indebtedness secured by this Mortgage shall become and immediately be due at the option of the Mortgagee if by order of a court of competent jurisdiction a receiver or liquidator or trustee of the Mortgagor, any guarantor of the Notes or of all or any part of the Mortgaged Premises, shall be appointed and shall not have been discharged within sixty (60) days; or, if by decree of such court, the Mortgagor or any guarantor of the Notes shall be adjudicated bankrupt or insolvent or the Mortgaged Premises shall have been sequestered and such decree shall have continued undischarged and unstayed for sixty (60) days after the entry thereof; or if the Mortgagor or any guarantor of the Notes shall file a petition in voluntary bankruptcy or seeking relief under any provision of any bankruptcy or insolvency law or shall consent to the filing of any bankruptcy petition against the Mortgagor or any guarantor of the Notes under any such law; or if the Mortgagor or any guarantor of the Notes shall file a petition or answer seeking reorganization or an arrangement with creditors; or if (without limitation of the generality of the foregoing) the Mortgagor or any guarantor of the Notes shall make an assignment for the benefit of creditors, or shall admit in writing an inability to pay debts generally as they become due, or shall consent to the appointment of a receiver, or trustee or liquidator of the Mortgagor, any guarantor of the Notes or of all or any part of the Mortgaged Premises.

20. Mineral Interests. The Mortgagor agrees that the making of any oil, gas or mineral lease or the sale or conveyance of any mineral interest or right to explore for minerals under, through or upon the Mortgaged Premises would impair the value of the Mortgaged Premises as security for payment of the indebtedness and that the Mortgagor shall have no right, power or authority to lease the Mortgaged Premises, or any part thereof, for oil, gas or other mineral purposes, or to grant, assign or convey any mineral interest of any nature, or the right to explore for oil, gas and other minerals, without first obtaining from the Mortgagee express written permission, which permission shall not be valid until recorded. The Mortgagor further agrees that if the Mortgagor shall make any such lease or attempt to grant any such mineral rights without such prior written permission, then the Mortgagee shall have the option, without notice, to declare the same to be a default hereunder and to declare the indebtedness hereby secured immediately due and payable. Whether or not the Mortgagee shall consent to such lease or grant of mineral rights, the Mortgagee shall receive the entire consideration to be paid for such lease or grant of mineral rights, with the same to be applied upon the indebtedness hereby secured; provided, however, that the acceptance of such consideration shall in no way impair the lien of this Mortgage on the entire Mortgaged Premises and all rights therein, including all mineral rights.

21. Prohibited Acts. The Mortgagor will not: (a) sell, convey, mortgage or otherwise transfer or encumber all or any part of the Mortgaged Premises except as may otherwise be permitted the Agreement; or (b) sell, convey, pledge or encumber or permit the sale, conveyance, pledge or encumbrance of any of the interests in the entity owning the Mortgaged Premises, or change or dissolve such entity except as may otherwise be permitted by the Agreement. The occurrence of any of the aforesaid events without the Mortgagee's prior written approval, at the Mortgagee's option, shall constitute an event of default hereunder, and the Mortgagee may declare the indebtedness hereby secured immediately due and payable and exercise any or all of the Mortgagee's rights herein provided. This provision shall apply to each and every sale, conveyance, transfer or encumbrance, regardless of whether or not the Mortgagee has consented to or waived its rights hereunder, whether by action or inaction, in connection with any previous sale, conveyance, transfer or encumbrance, whether one or more.

22. Rules, Regulations, Environmental Laws. The Mortgagor hereby represents, warrants and covenants: (i) that the location, construction, occupancy, operation and use of the Mortgaged Premises do not violate any applicable law, statute, ordinance, rule, regulation, order or determination of any governmental authority or any board of fire underwriters (or other body exercising similar functions), or any restrictive covenant or deed restriction (recorded or otherwise) affecting the Mortgaged Premises, including without limitation all applicable zoning ordinances and building codes, flood disaster laws and health and environmental laws and regulations (hereinafter sometimes collectively called "Applicable Regulations"); (ii) without limitation of (i) above, that the Mortgaged Premises and the Mortgagor are not in violation of or subject to any existing, pending or threatened investigation or inquiry by any governmental authority or to any remedial obligations under any Applicable Regulations pertaining to health or the environment (hereinafter sometimes collectively called "Applicable Environmental Laws"), including without limitation the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (as amended, hereinafter called "CERCLA"), the Resource Conservation and Recovery Act of 1976, as amended (as amended, hereinafter called "RCRA"), and the Oklahoma laws covering Water and Water Rights, the Oklahoma Solid Waste Management Act, the Oklahoma Controlled Industrial Waste Disposal Act and the Oklahoma Clean Air Act, and this representation and warranty would continue to be true and correct following disclosure to the applicable governmental authorities of all relevant facts, conditions and circumstances, if any, pertaining to the Mortgaged Premises; (iii) that the Mortgagor has not obtained and is not required to obtain any permits, licenses or similar authorizations to construct, occupy, operate or use any buildings, improvements, fixtures and equipment forming a part of the Mortgaged Premises by reason of any Applicable Environmental Laws; (iv) that the Mortgagor has taken all steps necessary to determine and has determined that no hazardous substances, solid wastes or other substances known or suspected to pose a threat to health or the environment ("Hazards") have been disposed of or otherwise released on or to the Mortgaged Premises; (v) that the use which the Mortgagor makes and intends to make of the Mortgaged Premises will not result in the disposal or other release of any hazardous substance or solid waste on or to the Mortgaged Premises; (vi) that the Mortgagor will not cause or permit the Mortgaged Premises or the Mortgagor to be in violation of, or do anything or permit anything to be done which will subject the Mortgaged Premises to any remedial obligations under the Applicable Regulations; (vii) that the Mortgagor will promptly notify the Mortgagee in writing of any existing, pending, or to the best knowledge of the Mortgagor, threatened investigation or inquiry by any governmental authority in connection with any Applicable Regulations; and (viii) that Mortgagor will not cause or permit the disposal or other release of any hazardous substance, solid waste or Hazards on the Mortgaged Premises and covenants and agrees to keep or cause the Mortgaged Premises to be kept free of any hazardous substances, solid wastes or Hazards and to remove the same (or if removal is prohibited by law, to take whatever action is required by law) promptly upon discovery at the Mortgagor's sole expense. The terms (as used in this Mortgage) "hazardous substance" and "release" shall have the meanings specified in CERCLA, and the terms "solid waste" and "disposal" (or "disposed") shall have the meanings specified in RCRA; provided, in the event either CERCLA or RCRA is amended so as to broaden the meaning of any term defined thereby, such broader meaning shall apply subsequent to the effective date of such amendment and provided further, to the extent that the laws of the State of Oklahoma establish a meaning for "hazardous substance", "release", "solid waste", or "disposal" which is broader than that specified in either CERCLA or RCRA, such broader meaning shall apply.

23. Indemnity. The Mortgagor agrees to indemnify and hold the Mortgagee harmless from and against and to reimburse the Mortgagee with respect to, any and all claims, demands, causes of action, loss, damage, liabilities, costs and expenses (including attorneys' fees and court costs) of any and every kind or character, known or unknown, fixed or contingent, asserted against or incurred by the Mortgagee at any time and from time to time by reason of or arising out of: (i) the breach of any representation or warranty of the Mortgagor set forth in this Mortgage; (ii) the failure of the Mortgagor to perform any obligation herein required to be performed by the Mortgagor; (iii) the presence, disposal, release, threatened release, removal or production of any hazardous substances, solid wastes or Hazards which are on, in, from or affecting any portion of the Mortgaged Premises; (iv) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to such hazardous substances, solid wastes or Hazards; (v) any lawsuit brought or threatened, settlement reached, or order by any governmental authority relating to such hazardous substances, solid wastes or Hazards; and/or (vi) any violation of any Applicable Regulations or Applicable Environmental Laws or demands of any governmental authorities, or violation of any policies or requirements of the Mortgagee which are based upon or in any way related to such hazardous substances, solid wastes or Hazards, regardless of whether or not any of the conditions described under any of the foregoing subsections was or is caused by or within the control of the Mortgagor. All of the foregoing covenants, representations, warranties and indemnities made by the Mortgagor shall be continuing and shall survive the funding and payment in full of the indebtedness secured by this Mortgage, as well as any foreclosure of this Mortgage or granting of any deed in lieu of foreclosure of this Mortgage and/or the recordation of any release of the lien of this Mortgage.

24. Subrogation. To the extent funds are advanced under the Notes hereby secured for the purpose of paying the indebtedness secured by any mortgage lien having priority over the lien of this Mortgage, the Mortgagee shall be subrogated to any and all rights, superior titles, liens and equities owned or claimed by the holder of such prior mortgage. Except with respect to the priority of any mortgage to which the Mortgagee is subrogated pursuant to the provisions hereof, the terms and provisions of this Mortgage shall govern the rights and remedies of the Mortgagee and shall supersede the rights and remedies provided under any mortgage to which the Mortgagee is subrogated.

25. Construction Mortgage. This is a "construction mortgage" within the meaning of Section 9.313(1)(c) of the Uniform Commercial Code of the State of Oklahoma. This instrument secures an obligation for the construction of improvements on land.

26. Fixture Filing. Certain of the Mortgaged Premises is or will become fixtures on the real estate described herein and this Mortgage, on being recorded in the real estate records of the county in which the Mortgaged Premises are located, shall be effective as a financing statement on such Mortgaged Premises which is or may become fixtures.

27. Governing Law. The Mortgagor and the Mortgagee are residents of the State of Oklahoma. This Mortgage and the Notes secured hereby were negotiated, executed and delivered in Oklahoma City, Oklahoma County, Oklahoma, and the parties hereto agree that this Mortgage shall be construed according to the laws of the State of Oklahoma.

28. Construction. Wherever used in this Mortgage, unless the context clearly indicates a contrary intent or unless otherwise specifically provided herein, the word "Mortgagor" shall mean "Mortgagor and/or any subsequent owner or owners of the Mortgaged Premises", the word "Mortgagee" shall mean "Mortgagee or any subsequent holder or holders of this Mortgage", the word "Notes" shall mean "notes secured by this Mortgage" and the word "person" shall mean "an individual, corporation, partnership or unincorporated association." The paragraph headings contained herein are included as a matter of convenience and are not intended to define, limit or modify the terms of this Mortgage. This Mortgage shall be binding on the Mortgagor and all heirs, personal representatives, successors and assigns of the Mortgagor and inure to the benefit of the Mortgagee and all heirs, personal representatives, successors and assigns of the Mortgagee.

29. Severability. If any provision of this Mortgage is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable and shall not invalidate this Mortgage, and the remaining provision of this Mortgage shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance from this Mortgage.

30. Amendment. This Mortgage cannot be changed except by an agreement in writing signed by the party against whom enforcement of the change is sought.

IN WITNESS WHEREOF, the Mortgagor has duly executed this instrument as of the date first above written.

                                   PRE-PAID LEGAL SERVICES, INC.
                                   an Oklahoma corporation

                                   /s/ Harland C. Stonecipher
                                   -------------------------------
                                   By:  Harland C. Stonecipher
                                   Title:  Chairman and CEO