Form 10-Q
period 2002-09-30
PRE PAID LEGAL SERVICES INC
filed 2002-10-22
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2002


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

The number of shares outstanding of the registrant's common stock as of October 18, 2002 was 19,009,090.


                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2002


                                    CONTENTS



Part I.  Financial Statements

         Item 1.      Financial Statements of Registrant:


a)    Consolidated Balance Sheets
        as of September 30, 2002 (Unaudited) and
        December 31, 2001

b)    Consolidated Statements of Income
        (Unaudited) for the three months and nine months ended
        September 30, 2002 and 2001

c)    Consolidated Statements of Comprehensive Income
        (Unaudited) for the three months and nine months ended
        September 30, 2002 and 2001

d)    Consolidated Statements of Cash Flows
        (Unaudited) for the nine months ended
        September 30, 2002 and 2001

e)    Notes to Consolidated Financial Statements (Unaudited)

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      And Results of Operations

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk

         Item 4.      Controls and Procedures

Part II.  Other Information

         Item 1.      Legal Proceedings

         Item 4.      Submission Of Matters To A Vote Of Security Holders

         Item 6.      Exhibits and Reports on Form 8-K


Signatures

Certifications







ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT
         ----------------------------------



                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                        September 30,     December 31,
                                                                                             2002             2001
                                                                                        ------------     ------------
Current assets:                                                                          (Unaudited)

  Cash and cash equivalents........................................................     $    13,077      $    14,290
  Available-for-sale investments, at fair value....................................           7,089            6,070
  Membership income receivable.....................................................           6,209            5,472
  Inventories......................................................................           1,210              922
  Income taxes receivable..........................................................             256                -
  Deferred member and associate service costs......................................          15,153           14,228
  Deferred income taxes............................................................           4,687            3,413
                                                                                        ------------     ------------
      Total current assets.........................................................          47,681           44,395
Available-for-sale investments, at fair value......................................          11,899           13,386
Investments pledged................................................................           4,159            4,315
Property and equipment, net........................................................          20,583           14,755
Deferred member and associate service costs........................................           3,230            2,907
Other assets.......................................................................           5,191            5,962
                                                                                        ------------     ------------
        Total assets...............................................................     $    92,743      $    85,720
                                                                                        ------------     ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     8,584      $     7,664
  Deferred revenue and fees........................................................          24,042           20,893
  Income taxes payable.............................................................               -            1,087
  Accounts payable and accrued expenses............................................          16,310            9,678
  Current portion of notes payable.................................................           3,333                -
                                                                                        ------------     ------------
    Total current liabilities......................................................          52,269           39,322
  Deferred revenue and fees........................................................           4,625            4,158
  Deferred income taxes ...........................................................             886               16
  Notes payable....................................................................           5,100                -
                                                                                        ------------     ------------
      Total liabilities............................................................          62,880           43,496
                                                                                        ------------     ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 23,861 and
    24,806 issued at September 30, 2002 and December 31, 2001, respectively........             239              248
  Capital in excess of par value...................................................          47,702           66,223
  Retained earnings................................................................          80,594           54,240
  Accumulated other comprehensive income...........................................             356              186
  Treasury stock, at cost; 4,852 and 3,989 shares held at
    September 30, 2002 and December 31, 2001, respectively.........................         (99,028)         (78,673)
                                                                                        ------------     ------------
      Total stockholders' equity...................................................          29,863           42,224
                                                                                        ------------     ------------
        Total liabilities and stockholders' equity.................................     $    92,743      $    85,720
                                                                                        ------------     ------------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------- -----------  -----------  -----------
                                                                     2002         2001         2002         2001
                                                                  ----------- -----------  -----------  -----------
Revenues:
  Membership fees..............................................   $   79,583  $   67,427   $  229,062   $  193,822
  Associate services...........................................        9,363       7,706       27,499       26,827
  Other........................................................        1,213       1,082        3,573        2,699
                                                                  ----------- -----------  -----------  -----------
                                                                      90,159      76,215      260,134      223,348
                                                                  ----------- -----------  -----------  -----------
Costs and expenses:
  Membership benefits..........................................       26,620      22,128       76,936       63,951
  Commissions..................................................       31,064      28,916       91,671       83,999
  Associate services and direct marketing......................        7,732       5,305       22,455       21,277
  General and administrative...................................        8,529       6,966       23,869       20,841
  Other, net...................................................        2,539       1,635        4,968        3,707
                                                                  ----------- -----------  -----------  -----------
                                                                      76,484      64,950      219,899      193,775
                                                                  ----------- -----------  -----------  -----------

Income from continuing operations before income taxes..........       13,675      11,265       40,235       29,573
Provision for income taxes.....................................        4,718       3,745       13,881        9,712
                                                                  ----------- -----------  -----------  -----------
Income from continuing operations..............................        8,957       7,520       26,354       19,861
Loss from operations of discontinued UFL segment,
  net of applicable income tax - Note 5........................            -        (562)           -         (506)
                                                                  ----------- -----------  -----------  -----------
Net income.....................................................   $    8,957  $    6,958   $   26,354   $   19,355
                                                                  ----------- -----------  -----------  -----------

Basic earnings per common share from continuing operations.....   $     .46   $     .35    $    1.32    $     .92
Basic loss per common share from
  discontinued operations......................................           -        (.03)           -         (.02)
                                                                  ----------- -----------  -----------  -----------
Basic earnings per common share................................   $     .46   $     .32    $    1.32    $     .90
                                                                  ----------- -----------  -----------  -----------

Diluted earnings per common share from continuing operations...   $     .46   $     .35    $    1.32    $     .92
Diluted loss per common share from
  discontinued operations......................................           -        (.03)           -         (.02)
                                                                  ----------- -----------  -----------  -----------
Diluted earnings per common share..............................   $     .46   $     .32    $    1.32    $     .90
                                                                  ----------- -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ----------- -----------  -----------  -----------
                                                                     2002         2001         2002         2001
                                                                  ----------- -----------  -----------  -----------
Net income.....................................................   $    8,957  $    6,958   $   26,354   $   19,355
                                                                  ----------- -----------  -----------  -----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................          (30)        (36)          69          (11)
                                                                  ----------- -----------  -----------  -----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period....          104         377          155          709
    Reclassification adjustment for realized losses (gains)
      included in net income...................................          (25)          -          (54)         (12)
                                                                  ----------- -----------  -----------  -----------
                                                                          79         377          101          697
                                                                  ----------- -----------  -----------  -----------
Other comprehensive income, net of income taxes of $43 and $183 for the three months and $54 and $366 for the nine months ended
 September 30, 2002 and 2001, respectively.....................           49         341          170          686
                                                                  ----------- -----------  -----------  -----------

Comprehensive income...........................................   $    9,006  $    7,299   $   26,524   $   20,041
                                                                  ----------- -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    -------------------------
                                                                                        2002          2001
                                                                                    -----------   -----------
Cash flows from operating activities:
Net income.......................................................................   $   26,354    $   19,355
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Loss from discontinued operations..............................................            -           506
  Provision for deferred income taxes............................................         (294)          618
  Depreciation and amortization..................................................        3,844         2,953
  Tax benefit on exercise of stock options.......................................          817             -
  Compensation expense relating to contribution of stock to ESOP.................          207           162
  Increase in income taxes receivable............................................         (256)            -
  Increase in Membership income receivable.......................................         (737)       (1,005)
  (Increase) decrease in inventories.............................................         (288)          329
  Increase in deferred member and associate service costs........................       (1,248)       (1,817)
  Decrease in other assets.......................................................          771           817
  Increase in accrued Membership benefits........................................          920           579
  Increase in deferred revenue and fees..........................................        3,616         3,472
  Decrease in income taxes payable...............................................       (1,087)         (760)
  Increase in accounts payable, accrued expenses and other, net..................        6,426           576
                                                                                    -----------   -----------
    Net cash provided by operating activities of continuing operations...........       39,045        25,785
                                                                                    -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (9,672)       (6,620)
  Purchases of investments - available for sale..................................      (12,890)      (10,454)
  Maturities and sales of investments - available for sale.......................       13,199         9,305
                                                                                    -----------   -----------
        Net cash used in investing activities of continuing operations...........       (9,363)       (7,769)
                                                                                    -----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of common stock options.................................        3,036            99
  Debt proceeds..................................................................        9,100             -
  Repayments of debt.............................................................         (667)            -
  Decrease in capital lease obligations..........................................            -          (194)
  Purchases of treasury stock....................................................      (42,364)      (15,820)
                                                                                    -----------   -----------
        Net cash used in financing activities of continuing operations...........      (30,895)      (15,915)
                                                                                    -----------   -----------

Net (decrease) increase in cash and cash equivalents.............................       (1,213)        2,101
Cash and cash equivalents at beginning of period.................................       14,290        10,866
                                                                                    -----------   -----------
Cash and cash equivalents at end of period.......................................   $   13,077    $   12,967
                                                                                    -----------   -----------
Supplemental disclosure of cash flow information:
  Net cash used in discontinued operations.......................................   $        -    $     (593)
                                                                                    -----------   -----------
  Cash paid for interest.........................................................   $       37    $        1
                                                                                    -----------   -----------
  Income taxes paid..............................................................   $   14,980    $    8,400
                                                                                    -----------   -----------

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

     In the opinion of management, the accompanying unaudited financial statements as of September 30, 2002, and for the three months and nine months ended September 30, 2002 and 2001, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three months and nine months ended September 30, 2002 are not necessarily indicative of results expected for the full year.

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


Note 2 - Contingencies

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals, and the Pre-Paid defendants will respond according to the schedule set by the appellate court. In August 2002, the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. The ultimate outcome of this case is not determinable.

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. On March 1, 2002, plaintiffs filed a consolidated amended derivative complaint. The amended complaint alleges that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by improperly capitalizing commission expenses, caused the Company to allegedly pay increased salaries and bonuses based upon financial performance which was allegedly improperly inflated, and caused the Company to expend significant dollars in connection with the defense of its accounting policy, including cost incurred in connection with the defense of the securities class action described above, and in connection with the repurchase of its own shares on the open market at allegedly artificially inflated prices. This derivative action is related to the putative securities class action described above, which has been dismissed with prejudice. After the defendants moved to dismiss the consolidated amended derivative complaint, the plaintiffs filed a voluntary dismissal of the case in August 2002 without prejudice. The Pre-Paid defendants have objected to the voluntary dismissal. The case is in the preliminary stages and the ultimate outcome is not determinable.

     Beginning in the second quarter of 2001 and through September 30, 2002, multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking unspecified actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of memberships. As of September 30, 2002, the Company was aware of 21 separate lawsuits involving approximately 289 plaintiffs that have been filed in multiple counties in Alabama, and eleven separate lawsuits involving approximately 420 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name the Company's provider attorney in Mississippi as a defendant. A complaint was also filed on behalf of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002 and the Company responded to a request for information from the Attorney General in May 2002. No other action has been taken by the Attorney General since that date. Additional suits of a similar nature have been threatened. In January 2002, one of the law firms representing individual plaintiffs in some of those Alabama suits filed a putative class action on behalf of all Alabama residents purchasing memberships seeking damages and injunctive relief based on alleged failures to provide coverage under the memberships. The class action allegations of that suit have been dismissed with prejudice and the claims of the two individuals are all that remain in that suit. Two Alabama member suits have been dismissed with prejudice by the Pre-Paid members who brought the suits without any payment by Pre-paid. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the Company's membership agreements. These cases are all in various stages of litigation, including trial settings beginning in Alabama in December 2002 and in Mississippi in February 2003, and seek varying amounts of actual and punitive damages. While the amount of membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against the Company and certain of its officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to the Company's memberships and seeking unspecified damages on behalf of a "nationwide" class. The Company's preliminary motions in this case have been denied. The case is in the preliminary stages and the ultimate outcome is not determinable.

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action is a putative class action brought by Gina Kotwitz, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with the Company's commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates. The damages alleged on the Consumer Credit Code claim are in excess of $315 million. The plaintiffs' request for class certification is set for hearing on March 28, 2003. The case is in the preliminary stages and the ultimate outcome is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Company filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002. All discovery in the action is stayed pending a ruling on the motion to dismiss, which the Company expects will occur no earlier than January 2003. The case is in the preliminary stages and the ultimate outcome is not determinable.

     The Company is a defendant in various other legal proceedings that are routine and incidental to its business. The Company will vigorously defend its interests in all proceedings in which it is named as a defendant. The Company also receives periodic complaints or requests for information from various state and federal agencies relating to its business or the activities of its marketing force. The Company promptly responds to any such matters and provides any information requested.

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases, which at September 30, 2002 was $3.3 million. If an unexpected result were to occur in one or more of the pending cases, the amount of damages awarded could differ significantly from management's estimates. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims.

     The Company is constructing a new corporate office complex with an estimated completion during the third quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through September 30, 2002 of approximately $8.2 million have been paid from existing resources and the real estate line of credit. The Company expects to incur additional indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The Company has entered into construction contracts in the amount of $28.2 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from October 1, 2002 are estimated at approximately $21.8 million.


Note 3 - Treasury Stock Purchases

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 6.0 million shares during subsequent board meetings. At September 30, 2002, the Company had purchased 5.2 million shares under these authorizations for a total consideration of $117.3 million, an average price of $22.50 per share. As of September 30, 2002, 1.1 million shares with a cost of $22.0 million were formally retired and removed from the shares outstanding and from the shares of treasury stock. This transaction reduced common stock by $11,601 and reduced capital in excess of par value by $22.0 million.

     Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the purchase program. The Company has obtained a $10 million line of credit facility to be used for additional stock purchases. As of September 30, 2002, the Company had drawn $4 million on this available credit line and repaid $667,000 resulting in availability of $6.7 million. The Company may make additional draws in the future.


Note 4 - Earnings Per Share

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective periods.

     Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The weighted average number of common shares is increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.




                                                                             Three Months           Nine Months
                                                                         Ended September 30,    Ended September 30,
                                                                        ---------------------  ---------------------
Basic Earnings Per Share:                                                  2002       2001        2002       2001
                                                                        ---------- ----------  ---------- ----------
Earnings:
Income from continuing operations applicable to common shares........   $   8,957  $   7,520   $  26,354  $  19,861
                                                                        ---------- ----------  ---------- ----------
Shares:
Weighted average shares outstanding..................................      19,312     21,351      19,909     21,586
                                                                        ---------- ----------  ---------- ----------

Diluted Earnings Per Share:
Earnings:
Income from continuing operations available to common
  stockholders after assumed conversions.............................    $  8,957   $  7,520    $ 26,354   $ 19,861
                                                                        ---------- ----------  ---------- ----------
Shares:
Weighted average shares outstanding..................................      19,312     21,351      19,909     21,585
Assumed exercise of options..........................................          37         63         119         39
                                                                        ---------- ----------  ---------- ----------
Weighted average number of shares, as adjusted.......................      19,349     21,414      20,028     21,624
                                                                        ---------- ----------  ---------- ----------


Note 5 - Discontinued Operations

     On December 31, 2001 the Company completed the sale of its wholly owned subsidiary Universal Fidelity Life Insurance Company ("UFL"). The Company received a $2.8 million dividend and $1.2 million from the sale of 100% of UFL stock. The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three months and nine months ended September 30, 2001. Cash flow impacts of discontinued operations have been segregated in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2001. Details of income from discontinued operations are as follows:


                                                                             Three Months
                                                                                 Ended
                                                                             September 30,     Nine Months Ended
                                                                                 2001          September 30, 2001
                                                                             -------------     ------------------
Revenues................................................................        $  309               $  861
                                                                             -------------     ------------------
Loss from discontinued operations, net of tax expense of $0.............        $ (562)              $ (506)
                                                                             -------------     ------------------

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", (SFAS 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity's commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. Since adoption of this SFAS is prospective, the Company does not believe that the implementation of this SFAS will have a material impact on its financial statements.


Note 7 - Notes Payable

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with commercial lenders providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. These lines of credit provide for funding of up to $10 million to finance treasury stock purchases through March 31, 2003 with scheduled monthly repayments beginning after the initial advance and ending no later than March 31, 2004 with interest at the 30 day LIBOR Rate plus two percent, adjusted monthly. The real estate line of up to $20 million may be funded over the period ending December 31, 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning after the advance period in 105 equal monthly principal payments plus interest with a balloon payment on September 30, 2008.

     As of September 30, 2002, the Company had accessed $3.3 million of the $10 million treasury stock purchase line, net of repayments of $667,000, and $5.1 million of the $20 million real estate line. The interest rates as of September 30, 2002 are 3.82% and 4.07% for the treasury stock loan and the real estate loan, respectively. The $3.3 million used to purchase treasury stock is scheduled to be paid off by July 30, 2003 and therefore has been classified as short term. Monthly principal payments are $333,333. The Company is scheduled to begin payments on the real estate line on December 31, 2003. As of September 30, 2002, interest capitalized pursuant to the real estate line was $42,000. A schedule of outstanding balances and future maturities as of September 30, 2002 follows:

Real estate line of credit.................    $       5,100
Stock purchase line of credit..............            3,333
                                               --------------
Total notes payable........................            8,433
Less: Current portion of notes payable.....           (3,333)
                                               --------------
Long term portion..........................    $       5,100
                                               --------------

Repayment Schedule commencing October 2002:
Year 1.....................................    $       3,333
Year 2.....................................              486
Year 3.....................................              583
Year 4.....................................              583
Year 5.....................................              583
Thereafter.................................            2,865
                                               --------------
Total notes payable........................    $       8,433
                                               --------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Results of Operations
---------------------

     First Nine Months of 2002 Compared to First Nine Months of 2001
     ---------------------------------------------------------------

     The Company reported net income of $26.4 million, or $1.32 per diluted common share, for the nine months ended September 30, 2002, up 36% from net income of $19.4 million, or $.90 per diluted common share, for the comparable period of the prior year. Diluted earnings per share increased 47 percent due to increased net income of 36 percent and an approximate seven percent decrease in the weighted average number of outstanding shares.

     Membership fees totaled $229.1 million during 2002 compared to $193.8 million for 2001, an increase of 18%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 10% during the nine months ended September 30, 2002 to 604,417 from 548,967 during the comparable period of 2001. At September 30, 2002, there were 1,389,467 active Memberships in force compared to 1,216,889 at September 30, 2001, an increase of 14%. Additionally, the average annual fee per Membership has increased from $251 for all Memberships in force at September 30, 2001 to $256 for all Memberships in force at September 30, 2002, a 2% increase. This increase is a result of a higher portion of active Memberships containing additional benefits at an additional cost.

     Associate services revenue increased 3% from $26.8 million for the first nine months of 2001 to $27.5 million during the same period of 2002 primarily as a result of increased associate recruiting offset by the reduced associate entry fee during the months of March through September of 2002. The associate entry fee ranged from $99 to $199 during these months compared to the typical associate fee of $249. The associate entry fee has been reduced periodically in the past and may continue to be reduced at certain times in future periods. Although the reduction in price may lead to lower associate services revenues overall, the reduced price typically increases the number of new associates that join and to a great extent offsets the overall reduction in revenue. As a result of this lower fee for part of the 2002 period, the Fast Start program generated training fees of approximately $8.2 million during the first nine months of 2002 compared to $14.6 million for the comparable period of 2001. The classroom-training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start typically requires a training fee of $184 per new associate, except for special promotions the Company implements from time to time, and upon successful completion of the program, which includes a specified number of Membership sales, provides for the payment of certain training bonuses. The $8.2 million and $14.6 million for the nine month periods ending September 30, 2002 and 2001, respectively, in training fees was collected from approximately 120,896 new sales associates who elected to participate in Fast Start during the first nine months of 2002 compared to 79,584 that participated during the comparable period of 2001. Total new associates enrolled during the first nine months of 2002 were 126,108 compared to 83,193 for the same period of 2001, an increase of 52%.

     Other income increased 32%, to $3.6 million for the nine months ended September 30, 2002 from $2.7 million for the comparable period of 2001 primarily due to an increase in Membership enrollment fees of $800,000.

     Primarily as a result of the increase in Membership fees, total revenues increased to $260.1 million for the nine months ended September 30, 2002 from $223.3 million during the comparable period of 2001, an increase of 16%.

     Membership benefits totaled $76.9 million for the nine months ended September 30, 2002 compared to $64.0 million for the comparable period of 2001, and represented 34% and 33%, respectively of Membership fees for the 2002 and 2001 periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost.

     Commissions to associates increased 9% to $91.7 million for the nine months ended September 30, 2002 compared to $84.0 million for the comparable period of 2001, and represented 40% and 43% of Membership fees for such periods. These amounts were reduced by $635,000 and $1.8 million, respectively, representing Membership lapse fees. Prior to March 1, 2002, these fees were determined by applying the prime interest rate to the advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions payments due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commissions. The Company eliminated these fees for Memberships sold after March 1, 2002 in conjunction with the change in the commission structure as discussed in "Liquidity and Capital Resources".
Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the nine months ended September 30, 2002 totaled 604,417, a 10% increase from the 548,967 sold during the comparable period of 2001. Commissions to associates per new membership sold were $152 per membership for the nine months ended September 30, 2002 compared to $153 for the comparable period of 2001. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale.

     Associate services and direct marketing expenses increased to $22.5 million for the nine months ended September 30, 2002 from $21.3 million for the comparable period of 2001. Fast Start bonuses incurred were approximately $4.3 million during the first nine months of 2002 compared to $7.0 million in the same period of 2001. Fast Start bonuses are typically eliminated or reduced during those times the Company reduces the sales associate entry fee as it did from March to September of 2002. These Fast Start training bonuses are also affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include marketing costs, other than commissions, that are directly associated with Membership sales.

     General and administrative expenses during the nine months ended September 30, 2002 and 2001 were $23.9 million and $20.8 million, respectively, and represented 10% and 11%, respectively, of Membership fees for each period. Management expects general and administrative expenses as a percentage of Membership fees to remain near current levels in the near term but to gradually decrease as a percentage of Membership fees as a result of certain economies of scale.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals and premium taxes reduced by interest income, were approximately $5.0 million and $3.7 million, respectively for the nine months ended September 30, 2002 and September 30,2001. Depreciation and amortization increased to $3.8 million for the first nine months of 2002 from $3.0 million for the comparable period of 2001 but premium taxes decreased to $1.5 million from $1.7 million for the nine months ended September 30, 2001 due to a change in the tax structure of one of the states in which the Company pays premium taxes. During the nine months ended September 30, 2002, the Company increased its litigation accrual by $1.3 million compared to $250,000 for the comparable period of 2001. The litigation accrual covers estimated potential damages from pending litigation and was $3.3 million at September 30, 2002. Defense costs are expensed as incurred and included in general and administrative expenses or membership benefits. Interest income increased by approximately $300,000 for the first nine months of 2002 to $1.7 million from $1.4 million for the 2001 period.

     The Company  has  recorded a provision  for income  taxes of $13.9  million
(34.5% of pretax income) for the first nine months of 2002 compared to $9.7 million (32.8% of pretax income) for the same period of 2001. The lower effective tax rate for the 2001 period was primarily attributable to the utilization of net operating loss carryforwards and tax credits.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Loss from discontinued operations, net of income tax of $0, was $506,000 for the nine months ended September 30, 2001. UFL was sold on December 31, 2001.

     Third Quarter of 2002 compared to the Third Quarter of 2001
     -----------------------------------------------------------

     The results of operations in the third quarter of 2002, compared to the third quarter of 2001, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first nine months of 2002 to the first nine months of 2001.

     Total revenues increased 18% or approximately $14.0 million to $90.2 million in the third quarter of 2002 compared to $76.2 million in the third quarter of 2001, primarily as a result of increases in membership premiums. The membership premium increase of 18% primarily resulted from an increase in the number of average active memberships during the third quarter of 2002 compared to the similar period in 2001.

     Membership benefits totaled $26.6 million in the 2002-third quarter compared to $22.1 million in the 2001-third quarter and resulted in a loss ratio of 33% for both periods.

     Associate services revenue increased 22% from $7.7 million for the third quarter of 2001 to $9.4 million during the same period of 2002 primarily as a result of more new associates enrolled during the third quarter of 2002 of 46,653 compared to 22,002 enrolled during the comparable period of 2001, partially offset by a reduced associate entry fee of $99 and $149 during the third quarter 2002 compared to the typical associate fee of $249 which was in effect during the 2001 period. The associate entry fee has been reduced periodically in the past and may continue to be reduced at certain times in future periods. As a result of this lower fee for part of the 2002 quarter, the Fast Start program generated training fees of approximately $2.1 million during the third quarter of 2002 compared to $3.5 million for the comparable period of 2001. The classroom-training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start typically requires a training fee of $184 per new associate, except for special promotions the Company implements from time to time, and upon successful completion of the program provides for the payment of certain training bonuses. The $2.1 million and $3.5 million for the third quarter 2002 and 2001, respectively, in training fees was collected from approximately 46,474 new sales associates who elected to participate in Fast Start during the 2002-third quarter compared to 21,221 that participated during the comparable quarter of 2001. Total new associates enrolled during the third quarter of 2002 were 46,653 compared to 22,002 for the same period of 2001, an increase of 112%. The number of new associates recruited in the third quarter of 2002 represents the highest recruiting quarter in the Company's history.

     Other income increased 12%, to $1.2 million for the three months ended September 30, 2002 from $1.1 million for the comparable period of 2001 primarily due to an increase in enrollment fees of $100,000.

     Commissions to associates increased 8% to $31.1 million for the three months ended September 30, 2002 compared to $28.9 million for the comparable period of 2001, and represented 39% and 43% of Membership fees for such periods. These amounts were reduced by $85,000 and $576,000, respectively, representing Membership lapse fees. Commissions to associates per new membership sold were $157 per membership for the three months ended September 30, 2002 compared to $163 for the comparable period of 2001.

     Associate services and direct marketing expenses increased to $7.7 million for the three months ended September 30, 2002 from $5.3 million for the comparable period of 2001. Fast Start bonuses incurred were approximately $1.7 million during the third quarter of 2002 compared to $1.3 million in the same period of 2001. Fast Start bonuses are typically eliminated or reduced during those times the Company reduces the sales associate entry fee as it did in the 2002-third quarter. These Fast Start training bonuses are also affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include marketing costs, other than commissions, that are directly associated with Membership sales.

     General and administrative expenses during the three months ended September 30, 2002 and 2001 were $8.5 million and $7.0 million, respectively, and represented 11% and 10% of Membership fees, respectively, for each period. Management expects general and administrative expenses as a percentage of Membership fees to remain near current levels in the near term but to gradually decrease as a percentage of Membership fees as a result of certain economies of scale.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals and premium taxes reduced by interest income, were approximately $2.5 million and $1.6 million for the three-month periods ended September 30, 2002 and 2001, respectively. Depreciation and amortization increased to $1.3 million for the three months ended September 30, 2002 from $1.0 million for the comparable period of 2001 and premium taxes decreased from $727,000 for the three months ended September 30, 2001 to $625,000 for the comparable period of 2002. During the three months ended September 30, 2002, the Company increased its litigation accrual by $1.3 million compared to $250,000 for the comparable period of 2001. Interest income increased for the three months ended September 30, 2002 to $724,000 from $431,000 for the 2001 comparable period.

     The above factors resulted in a 2002 third quarter net income of $9.0 million, or $.46 per share, diluted, compared to $7.0 million, or $.32 per share, for the third quarter of 2001.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Loss from discontinued operations, net of income tax of $0, was $(562,000) for the three months ended September 30, 2001.


     Liquidity and Capital Resources
     -------------------------------

     General
     Consolidated net cash provided by operating activities of continuing operations was $39.0 million for the first nine months of 2002 compared to $25.8 million for the 2001 period. The increase of $13.2 million resulted primarily from the increase in net income of $7.0 million and a net increase in the change in accounts payable and accrued expenses of $5.9 million.

     Consolidated net cash used in investing activities of continuing operations was $9.4 million for the first nine months of 2002 compared to $7.8 million for the comparable period of 2001. This $1.6 million increase in cash used in investing activities resulted primarily from the increase in property and equipment additions of $3.1 million and the $2.4 million increase in the purchases of investments partially offset by the $3.9 million increase in maturities and sales of investments.

     Net cash used in financing activities of continuing operations during the first nine months of 2002 was $30.9 million compared to $15.9 million for the comparable period of 2001. This $15.0 million change was primarily comprised of the $26.5 million increase in treasury stock purchases offset by a $2.9 million increase in proceeds from the exercise of stock options and net debt proceeds of $8.4 million during the 2002 period when compared to the comparable period of 2001.

     Primarily due to the large amount of treasury stock purchases in the first nine months of 2002 of approximately $42.4 million, the Company had a consolidated working capital deficit of $4.6 million at September 30, 2002, a decrease of $9.6 million compared to a consolidated working capital surplus of $5.1 million at December 31, 2001. The $4.6 million working capital deficit at September 30, 2002 would have been a $4.3 million working capital surplus excluding the deferred revenue and fees in excess of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. Additionally, at the current rate of cash flow provided by continuing operations ($39.0 million during the first nine months of 2002), the Company's ability to control the timing of its discretionary treasury stock purchases and the availability pursuant to its lines of credit, the Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At September 30, 2002 the Company reported $32.1 million in cash and cash equivalents and unpledged investments (after utilizing more than $42 million to purchase approximately 2 million shares of its common stock during the nine months ended September 30, 2002) compared to $33.7 million at December 31, 2001. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the nine months ended September 30, 2002, the Company advanced commissions of $92.4 million on new Membership sales compared to $83.9 million for the same period of 2001. Since approximately 95% of Membership premiums are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly premiums are remitted and commissions payable on those Memberships are withheld to recover the advance. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, the Company returned to a differential commission structure with advance rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from zero to 25% per annum based on the first year Membership retention rate of the associate's sales organization. This current compensation structure replaces the prior compensation structure utilized by the Company that included up to a 3-year commission advance based on an average commission rate of approximately 27% for all membership years.

     The Company expenses advance commissions ratably over the first month of the related membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of September 30, 2002 and for the nine months ended September 30, 2002 were:

                                                                                 (Amounts in 000's)
                                                                                 ------------------
Beginning unearned advance commission payments (1)...............................    $  211,609
Advance commission payments, net.................................................        92,406
Earned commissions applied.......................................................       (71,491)
Advance commission payment write-offs............................................        (1,708)
                                                                                     -----------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       230,816
Estimated unrecoverable advance commission payments (1)..........................       (21,587)
Ending unearned advance commission payments, net (1).............................    -----------
                                                                                     $  209,229
                                                                                     -----------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $24.4 million. As such, at September 30, 2002 future commission payments and related expense should be reduced as unearned advance commission payments of $185 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. For additional information concerning these commission advances, see the Company's Annual Report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at September 30, 2002 of $32.1 million. The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $25 to $35 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases.

     In June 2002, the Company entered into line of credit agreements totaling $30 million with commercial lenders providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. These arrangements provide for funding of up to $10 million to finance treasury stock purchases over the period ending March 31, 2003 with scheduled monthly repayments beginning after the initial advance and ending no later than March 31, 2004 with interest at the 30 day LIBOR Rate plus two percent, adjusted monthly. The real estate term loan portion of up to $20 million may be funded over the period ending December 31, 2003, will be at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning after the advance period based on a 10 year monthly amortization schedule with a balloon payment on September 30, 2008. These agreements contain normal reporting covenants and the loans will be secured by the Company's rights to receive membership fees on a portion of its memberships and a mortgage on the new headquarters. As of September 30, the Company had accessed $3.3 million of the $10 million treasury stock purchase line, net of repayments of $667,000, and $5.1 million of the $20 million real estate line and expects to access additional amounts pursuant to both lines in the future. A schedule of contractual obligations as of September 30, 2002 follows:

Year 1.....................................    $       3,333
Year 2.....................................              486
Year 3.....................................              583
Year 4.....................................              583
Year 5.....................................              583
Thereafter.................................            2,865
                                               --------------
Total notes payable........................    $       8,433
                                               --------------

     The Company is constructing a new corporate office complex with an estimated completion during the third quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through September 30, 2002 of approximately $8.2 million have been paid from existing resources and the real estate line of credit. The Company expects to incur additional indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The Company has entered into construction contracts in the amount of $28.2 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from October 1, 2002 are estimated at approximately $21.8 million.

     Actions that May Impact Retention in the Future
     The potential impact on the Company's future profitability and cash flow due to future changes in Membership retention can be significant. While blended retention rates have not changed significantly over the past five years, the Company has recently taken actions that may impact retention rates in the future. Since December 31, 2001, the Company has implemented several new initiatives aimed at improving the retention rate of both new and existing Memberships. Such initiatives include a revised compensation structure, effective March 1, 2002, featuring variable renewal commission rates ranging from zero to 25% per annum based on the first year Membership retention rate of the associate's sales organization; implementation of a "non-taken" administrative fee to sales associates of $35 for any Membership application that is processed by the Company after March 1, 2002, but for which a payment is never received; and, an increase in the amount of the commission "charge-back" for Memberships written after March 1, 2002 which are subsequently terminated from 50% of the unearned Membership commission advance balance to 100% of the unearned Membership commission advance balance. During August 2002, the Company implemented an enhanced member "life cycle" electronic communication process aimed at both increasing the overall amount of communication from the Company to the members as well as more specific target messaging to members based on the length of their Membership as well as utilization characteristics. Also in August 2002, the Company implemented a new letter to the member from the member's Provider law firm intended to provide direct contact information for the Provider law firm and encourage the new member to have their will prepared within the first 60 days of their membership and offering a free spousal will should the new member comply. The Company believes that such efforts may increase the utilization by members and therefore lead to higher retention rates. Since several of these initiatives were only put in place during the 2002 third quarter, not enough time has elapsed to draw any meaningful conclusions or to effectively measure the possible effect of these efforts.

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At September 30, 2002, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the respective insurance commissioner. PPLCI had approximately $6 million in surplus funds available for payment of an ordinary dividend.

     Forward-Looking Statements
     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of September 30, 2002 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

     As of September 30, 2002, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                                                  Estimated fair value
                                                                          Hypothetical change      after hypothetical
                                                                            in interest rate       change in interest
                                                             Fair Value    (bp=basis points)            rate
                                                             ----------   -------------------     --------------------
Fixed-maturity investments at September 30, 2002 (1)........ $   19,957   100 bp increase           $     17,751
                                                                          200 bp increase                 16,569
                                                                          50 bp decrease                  20,015
                                                                          100 bp decrease                 20,225

Fixed-maturity investments at December 31, 2001 (1)......... $   18,983   100 bp increase           $     17,635
                                                                          200 bp increase                 16,437
                                                                          50 bp decrease                  19,575
                                                                          100 bp decrease                 20,167
--------------------

(1) Excluding short-term investments with a fair value of $2.9 million and $3.3 million at September 30, 2002 and December 31, 2001, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 2002 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $3.4 million at that date. At December 31, 2001, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.5 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

          (a) Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

          (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
        ------------------

     See Note 2 of the Notes to Consolidated  Financial  Statements  included in
Part I, Item 1 of this report for information with respect to legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

     The 2002 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 31, 2002. The following matters were submitted to a vote of the Company's shareholders at the Annual Meeting.

Election of Three Directors.
----------------------------

     The results of the election for each of the Company's three directors whose terms expired as of the Annual Meeting were as follows:

                                                                Abstentions and
                                         Votes For               Votes Withheld
                                         ----------             ---------------
Harland C. Stonecipher                   17,363,671                 825,929
Wilburn L. Smith                         17,380,392                 809,208
Martin H. Belsky                         18,026,569                 163,031


     Although Wilburn L. Smith was re-elected for a three-year term, he resigned from the Board effective August 1, 2002 together with three other inside Board members that did not meet the new independent director definition expected to be adopted in the future by the New York Stock Exchange. The Board of Directors of the Company now consists of six members and is divided into three classes equal in size, with the term of office of one class expiring each year. The new terms of service of Messrs. Stonecipher and Belsky will expire in 2005. The terms of the other four directors of the Company did not expire at the Annual Meeting. The names of such other directors and the year of expiration of their respective terms are as follows: John W. Hail - 2003; John A. Addison - 2003; Peter K. Grunebaum - 2004 and Randy Harp - 2004.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(a)   Exhibits:

   Exhibit No.                          Description
   -----------                          -----------
       99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K: none




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRE-PAID LEGAL SERVICES, INC.


Date: October 22, 2002             /s/ Harland C. Stonecipher
                                   ------------------------------------------
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

Date: October 22, 2002             /s/ Randy Harp
                                   ------------------------------------------
                                   Randy Harp
                                   Chief Operating Officer
                                   (Duly Authorized Officer)

Date: October 22, 2002             /s/ Steve Williamson
                                   ------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer
                                   (Principal Accounting Officer)


                                 CERTIFICATIONS
                                 --------------

I, Harland C. Stonecipher, Chief Executive Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Pre-Paid Legal Services, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 22, 2002             /s/ Harland C. Stonecipher
                                   ------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman and Chief Executive Officer





                            CERTIFICATIONS, continued
                            -------------------------

I, Steve Williamson, Chief Financial Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Pre-Paid Legal Services, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 22, 2002             /s/ Steve Williamson
                                   -----------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer





                                  Exhibit 99.1

                                  CERTIFICATION


      Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 22, 2002             /s/ Harland C. Stonecipher
                                   ----------------------------------------
                                   Harland C. Stonecipher
                                   Chairman and Chief Executive Officer

        The foregoing certification is being furnished solely pursuant to
                                18 U.S.C.ss.1350.





                                  Exhibit 99.2

                                  CERTIFICATION


      Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 22, 2002             /s/ Steve Williamson
                                   ----------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer

        The foregoing certification is being furnished solely pursuant to
                                18 U.S.C.ss.1350.