Form 10-K
period 2002-12-31
PRE PAID LEGAL SERVICES INC
filed 2003-03-19
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of the filing: As of March 7, 2003 - $203,210,000.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |X| No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2002---$285,577,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 7, 2003 there were 17,866,510 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Company's definitive proxy statement for its 2003 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.



                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the year ended December 31, 2002

                                TABLE OF CONTENTS

PART I.

ITEM 1.       DESCRIPTION OF BUSINESS
              General
              Industry Overview
              Description of Memberships
              Specialty Legal Service Plans
              Provider Law Firms
              Marketing
              Operations
              Quality Control
              Competition
              Regulation
              Employees
              Foreign Operations
              Availability of Information

ITEM 2.       DESCRIPTION OF PROPERTY

ITEM 3.       LEGAL PROCEEDINGS

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS

PART II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS
              Market Price of and Dividends on the Common Stock
              Recent Sales of Unregistered Securities
              Equity Compensation Plans

ITEM 6.       SELECTED FINANCIAL DATA

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              General
              Measures of Member retention
              Results of Operations:
                  Comparison of 2002 to 2001
                  Comparison of 2001 to 2000
              Liquidity and Capital Resources
              Forward-Looking Statements
              Risk Factors

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

PART III.     **
-----------

PART IV.

ITEM 14.      CONTROLS AND PROCEDURES

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K

SIGNATURES

** Information required by Part III is incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of shareholders.






                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2002


PART I.

ITEM 1.       DESCRIPTION OF BUSINESS


General

     Pre-Paid Legal Services, Inc. (the "Company") was one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. The Company's predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, the Company was formed and acquired its predecessor in a stock exchange. The Company began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 the Company implemented a legal expense benefit that provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. The Company's legal expense plans (referred to as "Memberships") currently provide for a variety of legal services in a manner similar to medical plans. In most states and provinces, standard plan benefits include preventive legal services, motor vehicle legal defense services, trial defense services, IRS audit services and a 25% discount off legal services not specifically covered by the Membership for an average monthly Membership fee of approximately $21. Additionally, in approximately 39 states, the Legal Shield rider can be added to the standard plan for only $1 per month and provides members with 24-hour access to a toll-free number for attorney assistance if the member is arrested or detained.

     Plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province. Members have direct, toll-free access to their provider law firm rather than having to call for a referral. At December 31, 2002, the Company had 1,382,306 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of such Memberships were in 29 states.

Industry Overview

     Legal service plans, while used in Europe for more than one hundred years and representing more than a $4 billion European industry, were first developed in the United States in the late 1960s. Since that time, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. According to the latest estimates developed by the National Resource Center for Consumers of Legal Services ("NRC") for 2002, there were 164 million Americans without any type of legal service plan. The NRC estimates that 122 million Americans were entitled to service through at least one legal service plan in 2002 although more than half are "free" plans that generally provide limited benefits on an automatic enrollment without any direct cost to the individual. The 122 million Americans compares to 4 million in 1981, 58 million in 1990 and 115 million in 2000. The legal service plan industry continues to evolve and market acceptance of legal service plans, as indicated by the continuing growth in the number of individuals covered by plans, is increasing.

     Legal service plans are offered through various organizations and marketing methods and contain a wide variety of benefits. Free plans include those sponsored by labor unions, elder hotlines, the American Association of Retired Persons and the National Education Association according to NRC estimates, and accounted for approximately 56% of covered persons in 2002. The NRC estimates that an additional 27% are covered by employee assistance plans that are also automatic enrollment plans without direct cost to participants designed to provide limited telephonic access to attorneys for members of employee groups. Free plans and employee assistance plans therefore comprise approximately 83% of covered persons in 2002. Employer paid plans pursuant to which more comprehensive benefits are offered by the employer as a fringe benefit and the Armed Forces are each estimated by the NRC to account for approximately 5% of covered persons in 2002.

     According to the NRC, the remaining covered persons in 2002 were covered by individual enrollment plans, other employment based plans, including voluntary payroll deduction plans, and miscellaneous plans. These plans were estimated by the NRC to account for approximately 8% of the market in 2002 and represent the market segment in which the Company primarily competes. According to the NRC, these plans typically have more comprehensive benefits, higher utilization, involve higher costs to participants, and are offered on an individual enrollment or voluntary basis.

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

     According to the latest estimates of the census bureaus of the United States and Canada, currently the two geographic areas in which the Company operates, the number of households in the combined area exceeds 127 million. Since the Company has always disclosed its members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students, the Company believes that its market share should be viewed as a percentage of households. Historically, the Company's primary market focus has been the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on the Company's belief that the upper ten percent may already have a relationship with an attorney or law firm and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 100 million households, the Company currently has an approximate 1.4% share of the estimated market based on its existing 1.4 million active memberships and, over the last 30 years, an additional 3% of households have previously purchased, but no longer own, memberships. The Company routinely remarkets to previous members and reinstated approximately 57,000 and 54,000 Memberships during 2002 and 2001, respectively.


Description of Memberships

     The Memberships sold by the Company generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by the Company to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to the Company in managing claims risk. At December 31, 2002, Memberships subject to the capitated provider law firm arrangement comprised approximately 99% of the Company's active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and the Company's referral attorney network is utilized.

     Family Legal Plan
     The Family Legal Plan currently marketed in most jurisdictions by the Company consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for more than 91% of the Company's Membership fees in 2002 and approximately 90% of the outstanding Memberships at December 31, 2002. In addition to the Family Legal Plan, the Company markets other specialized legal services products specifically related to employment in certain professions described below.

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

     Preferred Member Discount. Provider law firms have agreed to provide to members any legal services beyond those stipulated in the Membership at a fee discounted 25% from the provider law firm's customary and usual hourly rate. This "customary and usual hourly rate" is a fixed single hourly rate for each provider firm that is generally an average of the firm's various hourly rates for its attorneys which typically vary based on experience and expertise.

     Legal Shield Benefit
     In approximately 39 states, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. There were approximately 613,000 Legal Shield subscribers at December 31, 2002 compared to approximately 591,000 at December 31, 2001.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. The Company began operations in Ontario and British Columbia during 1999, Alberta in February 2001 and Manitoba in August 2001. Benefits of the Canadian plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2002 were approximately $3.7 million in U.S. dollars compared to $4.3 million collected in 2001 and $3.8 million collected in 2000. The Company plans to expand operations in other provinces and territories of Canada.


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

     Business Owners' Legal Solutions Plan
     The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and Membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $75 to $125 depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 40 states and represented approximately 4.0%, 3.8% and 5.5% of the Company's Membership fees during 2002, 2001 and 2000, respectively.

     Law Officers Legal Plan
     The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider law firm and provides legal services associated with administrative hearings. This plan was designed to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly rate of $16.00 or at a group rate of $14.95. The Company has members covered under the Law Officers Legal Plan in 27 states. The Law Officers Legal Plan offers the basic family legal plan benefits described above without the motor vehicle related benefits. These motor vehicle benefits are available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider law firm in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per Membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings are also available to members as a schedule of benefits, which increases with each Membership year. The schedule of benefits is similar to that offered under the Family Legal Plan Trial Defense, including the availability of the optional pre-trial hours described above for an additional $9.00 per month. During the years ended December 31, 2002, 2001 and 2000, the Law Officers Legal Plan accounted for approximately 1.4%, 1.5% and 4.8%, respectively, of the Company's Membership fees.

     Commercial Driver Legal Plan
     The Commercial Driver Legal Plan, developed in 1986, is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. This plan provides coverage on a closed panel plan basis for persons who drive a commercial vehicle. This legal service plan is currently offered in 45 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years  ended  December  31,  2002,  2001  and  2000,  this  plan  accounted  for approximately 1.3%, .9% and 2.5%, respectively, of Membership fees. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Plans underwritten by the Company are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 35 states and represented approximately 1.7%, 1.5% and .6% of the Company's Membership fees during 2002, 2001 and 2000, respectively.

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

     Other than additional benefits such as the Legal Shield benefit described above, the basic structure and design of the Membership benefits has not significantly changed over the last several years. The consistency in plan design and delivery provides the Company consistent, accurate data about plan utilization which enables the Company to mange its benefit costs through the capitated payment structure to provider firms.


Provider Law Firms

     The Company's Memberships generally allow members to access legal services through a network of independent provider law firms under contract with the Company generally referred to as "provider law firms." Provider law firms are paid a fixed fee on a per capita basis to render services to plan members residing within the state or province as provided by the contract. Because the fixed fee payments by the Company to provider law firms in connection with the Memberships do not vary based on the type and amount of benefits utilized by the member, this arrangement provides significant advantages to the Company in managing its cost of benefits. Pursuant to these provider law firm arrangements and due to the volume of revenue directed to these firms, the Company has the ability to more effectively monitor the customer service aspects of the legal services provided and the financial leverage to help ensure a customer friendly emphasis by the provider law firms. Generally, due to the volume of revenue that may be directed to particular provider law firms, the Company has access to larger, more diversified law firms. The Company, through its members, is typically the largest client base of its provider law firms.

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

     The majority of provider law firms are connected to the Company via high-speed digital links to the Company's management information systems, thereby providing real-time monitoring capability. This online connection offers the provider law firm access to specially designed software developed by the Company for administration of legal services by the firm. These systems provide statistical reports of each law firm's activity and performance and allow approximately 98% of members to be monitored on a near real-time basis. The few provider law firms that are not online with the Company typically have a small Membership base and must provide various weekly reports to the Company to assist in monitoring the firm's service level. The combination of the online statistical reporting and weekly service reports for smaller provider law firms allows quality control monitoring of over 15 separate service delivery benchmarks. In addition, the Company regularly conducts extensive random surveys of members who have used the legal services of a provider law firm. The Company surveys members in each state every 60 days, compiles the results of such surveys and provides the provider law firms with copies of each survey and the overall summary of the results. If a member indicates on a survey the service did not meet their expectation, the member is contacted immediately to resolve the issue.

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

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit the Company to terminate the Agreement for cause immediately upon written notice,
(c) require the firm to maintain a minimum amount of malpractice insurance on each of its attorneys, in an amount not less than $100,000, (d) preclude the Company from interference with the lawyer-client relationship, (e) provide for periodic review of services provided, (f) provide for protection of the Company's proprietary information and (g) require the firm to indemnify the Company against liabilities resulting from legal services rendered by the firm. The Company is precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, the Company enrolls a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without Company approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership. As of December 31, 2002, provider law firms averaged approximately 60 employees each and on average are evenly split between support staff and lawyers.

     The Company has had occasional disputes with provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the provider law firms are owned by the Company so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, the Company believes that its relations with provider law firms are generally very good. At the end of 2002 and 2001, the Company had provider law firms representing 45 states and three provinces compared to 43 states and two provinces at the end of 2000. During the last three calendar years, the Company's relationships with a total of five provider law firms were terminated by the Company or the provider law firm. As of December 31, 2002, 14 provider law firms have been under contract with the Company for more than eight years with the average tenure of all provider law firms being approximately 6 1/2 years.

     The Company has an extensive database of referral lawyers who have provided services to its members for use by members when a designated provider law firm is not available. Lawyers with whom members have experienced verified service problems, or are otherwise inappropriate for the referral system, are removed from the Company's list of referral lawyers.


Marketing

     Multi-Level Marketing
     The Company markets Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold and no commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, 17 others at December 31, 2002 compared to 16 others at December 31, 2001) who are in the line of associates who directly or indirectly recruited the selling associate. The
Company provides training materials, organizes area-training meetings and designates personnel at the home office specially trained to answer questions and inquiries from associates. The Company offers various communication avenues to its sales associates to keep such associates informed of any changes in the marketing of its Memberships. The primary communication vehicles utilized by the Company to keep its sales associates informed include extensive use of email, an interactive voice-mail service, The Connection monthly magazine, the weekly Communication Show that may be heard via the Company's Internet webcasts, an interactive voice response system, a monthly DVD (digital video disc) program and the Company's website, prepaidlegal.com.

     Multi-level marketing is primarily used for marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective members and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 73% of the Company's Memberships in force at December 31, 2002 compared to 74% and 73% at December 31, 2001 and 2000, respectively. Although other means of payment are available, approximately 73% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     The Company's marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit its sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what the Company perceives to be a growing interest among employers in the value of providing legal service plans to their employees. Memberships sold through employee groups constituted approximately 27% of total Memberships in force at December 31, 2002 compared to 26% and 27% at December 31, 2001 and 2000, respectively. The majority of employee group Memberships are sold to school systems, governmental entities and businesses. No group accounted for more than 1% of the Company's consolidated revenues from Memberships during 2002, 2001 or 2000. Substantially all group Memberships are paid on a monthly basis. The Company has recently begun a legislative lobbying effort to enhance the ability of the Company to market to public employee groups and to encourage Congress to reenact legislation to permit legal service plans to qualify for pre-tax payments under tax qualified employee cafeteria plans.

     Sales associates are generally engaged as independent contractors and are provided with training materials and are given the opportunity to participate in Company training programs. Sales associates are required to complete a specified training program prior to marketing the Company's Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by the Company prior to use. At December 31, 2002, the Company had 341,116 "vested" sales associates compared to 286,488 and 242,085 "vested" sales associates at December 31, 2001 and 2000, respectively. A sales associate is considered to be "vested" if he or she has personally sold at least three new Memberships per quarter or if he or she retains a personal Membership. A vested associate is entitled to continue to receive commissions on prior sales after all previous commission advances have been recovered. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. During 2002, the
Company had 103,112 sales associates who personally sold at least one Membership, of which 65,383 (63%) made first time sales. During 2000 and 1999 the Company had 81,613 and 73,826 sales associates producing at least one Membership sale, respectively, of which 46,687 (57%) and 43,169 (58%), respectively, made first time sales. During 2002, the Company had 12,738 sales associates who personally sold more than ten Memberships compared to 13,749 and 11,055 in 2001 and 2000, respectively. A substantial number of the Company's sales associates market the Company's Memberships on a part-time basis only.

     The Company derives revenues from its multi-level marketing sales force, principally from a one-time enrollment fee of $65 from each new sales associate for which the Company provides initial marketing supplies and enrollment services to the associate. In January 1997, the Company implemented a new combination classroom and field training program, titled Fast Start to Success ("Fast Start"), aimed at increasing the level of new Membership sales per associate. The Fast Start program provides a direct economic incentive to existing associates to help train new recruits. Associates who successfully complete the program by writing three new Memberships and recruiting three new sales associates or by personally selling five new Memberships within 60 days of the associate's start date advance through the various commission levels at a faster rate and qualify for advance commissions. Associates in states that require the associate to become licensed will have 60 days from the issue date on their license to complete the same requirements. The program typically requires a fee ranging from $34 to $184 per new associate, depending on special promotions the Company implements from time to time, that is earned by the Company upon completion of the training program. Upon successful completion of the program (including the required sales of memberships), the sponsoring associates may be paid certain training bonuses. Amounts collected from sales associates are intended primarily to offset the Company's costs incurred in recruiting and training and providing materials to sales associates and are not intended to generate profits from such activities. Other revenues from sales associates represent the sale of marketing supplies and promotional materials.

     The Company's compensation plan for the multi-level marketing force is under continuous review by the Company to assure that the various financial incentives in the plan encourage the Company's desired goals. The Company offers various incentive programs from time to time and frequently adjusts the program to maintain appropriate incentives and to improve membership production and retention.

     Regional Vice Presidents
     The Company has a group of employees that serve as Regional Vice Presidents ("RVPs") responsible for associate activity in a given geographic region and with the ability to appoint independent contractors as Area Coordinators within the RVP's region. The RVPs have weekly reporting requirements as well as quarterly sales and recruiting goals. The RVP and Area Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and the Company. New products and initiatives will continue to be channeled through the RVPs and Area Coordinators. At December 31, 2002, the Company had 63 RVPs in place.

     Pre-Paid Legal Benefits Association
     The Pre-Paid Legal Benefits Association was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this association is open to sales associates that reach a certain level within the Company's marketing programs who also maintain an active personal legal services Membership. The Benefits Association is a separate association not owned or controlled by the Company and is governed by a 16 member Board of Directors, including four officer positions. None of the officers or directors of the Benefits Association serve in any such capacity with the Company. The Benefits Association employs a Director of Associate Benefits as well as a third-party benefits administration company, both paid by the Association. Affinity programs available to members of the Benefits Association include credit cards, long-distance plans including paging, wireless services and Internet service provider offerings, real estate planning programs and a travel club. As determined by its Board of Directors, some of the revenue generated by the Benefits Association through commissions from vendors of the benefit and affinity programs or contributed to the Benefits Association by the Company may be used to make open-market purchases of the Company's stock for use in awards to Benefit Association members based on criteria established by the Benefits Association. Since inception and through December 31, 2002, approximately 21,000 shares had been purchased by the Benefits Association for future awards to its members. In 2002, the Benefits association decided to offer cash in lieu of stock awards and the shares purchased by the Benefits Association were sold to the Company on January 2, 2003 at the stock's closing price to fund such awards.

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

     The Company has a cooperative marketing agreement with Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of Citigroup, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. The PFS cooperative marketing agreement resulted in approximately 15,000 and 13,000 Memberships during 2002 and 2001, respectively.

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


Competition

     The Company competes in a variety of market segments in the prepaid legal services industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. According to 2002 estimates by NRC, an estimated 35% of the total estimated market in the segments in which the Company competes is served by a large number of small companies with regional areas of emphasis or union-based automatic enrollment plans. The remaining 65% of such market are served primarily by the Company and five other principal competitors: Hyatt Legal Plans (a MetLife company), ARAG Group (formerly Midwest Legal Services), LawPhone/ACS, National Legal Plan and Legal Services Plan of America (a GE Financial Assurance Partnership Marketing Group company, formerly the Signature Group). For employment-based plans other than employer paid, union-based automatic enrollment plans and employee assistance plans and for individual enrollment plans, the Company represents approximately 51% of the market share garnered by this group according to the NRC.

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

     As of December 31, 2002, the Company or one of its subsidiaries was marketing new Memberships in 35 states or provinces that require no special
licensing  or  regulatory  compliance.   The  Company's  subsidiaries  serve  as
operating companies in 16 states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). Of the Company's total Memberships in force as of December 31, 2002, 34% were written in jurisdictions that subject the Company or one of its subsidiaries to insurance or specialized legal expense plan regulation.

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

     PPLCI serves as the operating company in most states where Memberships are determined to be an insurance product. PPLCI is organized as a casualty insurance company under Oklahoma law and as such is subject to regulation and oversight by various state insurance agencies where it conducts business. These agencies regulate the Company's forms, rates, trade practices, allowable investments and licensing of agents and sales associates. These agencies also prescribe various reports, require regular evaluations by regulatory authorities, and set forth-minimum capital and reserve requirements. The Company's insurance subsidiaries are routinely evaluated and examined by representatives from the various regulatory authorities in the normal course of business. Such examinations have not and are not expected to adversely impact the Company's operations or financial condition in any material way. The Company believes that all of its subsidiaries meet any required capital and reserve requirements. Dividends paid by PPLCI are restricted under Oklahoma law to available surplus funds derived from realized net profits.

     The  Company is required to register  and file  reports  with the  Oklahoma
Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and the Company or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's surplus, and must have prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI to the Company requires approval of the Oklahoma Insurance Commissioner. During 2001, PPLCI declared a $5 million dividend payable to the Company which was paid in 2002. During 2002, PPLCI declared a $6 million dividend which was paid in December of 2002. Any change in control of the Company, defined as acquisition by any method of more than 10% of the Company's outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI operates, such as Texas, provide for comparable registration and regulation of the Company.

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


Employees

     At December 31, 2002, the Company and its subsidiaries employed 660 individuals on a full-time basis, exclusive of independent agents and sales associates who are not employees. None of the Company's employees are represented by a union. Management considers its employee relations to be good.


Foreign Operations

     The Company began operations in the Canadian provinces of Ontario and British Columbia during 1999, Alberta in February 2001 and Manitoba in August 2001 and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $4.0 million in U.S. dollars during 2002 compared to $4.4 million and $4.9 million in 2001 and 2000, respectively. Due to the relative stability of the United States and Canadian foreign relations and currency exchange rates, the Company believes that any risk of foreign operations or currency valuations is minimal and would not have a material effect on the Company's financial condition, liquidity or results of operations.


Availability of Information

     The Company files periodic reports and proxy statements with the Securities and Exchange Commission. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files its reports with the SEC electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of this site is http://www.sec.gov.

     The Company's Internet address is www.prepaidlegal.com. The Company makes available on its website free of charge copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably possible after the Company electronically files such material with, or furnishes it to, the SEC.


ITEM 2.       DESCRIPTION OF PROPERTY

     The executive and administrative offices of the Company and its subsidiaries are located at 321 East Main Street, Ada, Oklahoma. These offices, containing approximately 40,000 square feet of office space, are owned by the Company. Additionally, the Company completed construction during 1999, of a new facility containing approximately 17,000 square feet of office and warehouse and shipping space. The Company now has three buildings on its property located approximately five miles from the Company's executive and administrative offices. The Company previously completed construction of its Customer Care facility during 1998 that contains approximately 10,000 square feet of office and call center space. The Customer Care facility is adjacent to the material distribution center constructed during 1997 containing 8,600 square feet that is now used for general office space. The Company currently fully utilizes these three existing facilities with combined square footage of more than 35,000 square feet and has begun construction of a new home office complex in Ada located approximately five miles from its current location. The new home office is being constructed on approximately 87 acres contributed to the Company by the City of Ada in 2001 as part of an economic development incentive package. The Company began construction in November 2001 and scheduled completion of the estimated $30 million complex, which will include a sales associate Hall of Fame and six-story tower, is September 2003. Costs incurred through December 31, 2002 of approximately $12.6 million, including $120,000 in capitalized interest costs, have been paid from existing resources and $8.3 million outstanding on its $20 million line of credit for its new office construction. The Company has entered into construction contracts in the amount of $28.4 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from January 1, 2003 are estimated at approximately $17.4 million.

     In addition to the property described above that is owned by the Company, the Company opened an additional Customer Care facility in Antlers, Oklahoma during March 2000, in building space provided by the City of Antlers at no cost to the Company. In conjunction with a rural economic development program coordinated by the City of Antlers, a new facility was built at no cost to the Company that can accommodate approximately 100 customer service representatives. The Company leased the facilities from the City of Antlers upon completion of the construction in November 2002.


ITEM 3.       LEGAL PROCEEDINGS

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals, and as of February 28, 2003, the case was in the briefing stage. The Company is unable to predict when a decision will be made on this appeal. In August 2002, the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. The ultimate outcome of this case is not determinable.

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. On March 1, 2002, plaintiffs filed a consolidated amended derivative complaint. The amended complaint alleges that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by improperly capitalizing commission expenses, caused the Company to allegedly pay increased salaries and bonuses based upon financial performance which was allegedly improperly inflated, and caused the Company to expend significant dollars in connection with the defense of its accounting policy, including cost incurred in connection with the defense of the securities class action described above, and in connection with the repurchase of its own shares on the open market at allegedly artificially inflated prices. This derivative action is related to the putative securities class action described above, which has been dismissed with prejudice. After the Pre-Paid defendants moved to dismiss the consolidated amended derivative complaint, the plaintiffs filed a voluntary dismissal of the case in August 2002 without prejudice. The Pre-Paid defendants objected to the voluntary dismissal, but the court approved the dismissal subject to plaintiffs' publishing notice to shareholders and allowing a 30-day objection period regarding their proposed dismissal without prejudice. Plaintiffs' notice was published on January 28, 2003 and the deadline for objections was February 28, 2003. On March 13, 2003 the case was dismissed without prejudice.

     Beginning in the second quarter of 2001 and through December 31, 2002, multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of memberships. As of December 31, 2002, the Company was aware of 28 separate lawsuits involving approximately 298 plaintiffs that have been filed in multiple counties in Alabama. One suit involving two plaintiffs which was filed as a class action has been dismissed with prejudice as to the class allegations and without prejudice as to the individual claims. As of December 31, 2002, the Company was aware of 14 separate lawsuits involving approximately 428 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name the Company's provider attorney in Mississippi as a defendant. Proceedings in the eleven cases which name the Company's provider attorney as a defendant have been stayed for at least 90 days as to the provider attorney due to the rehabilitation proceeding involving the provider law firm's insurer. At least two complaints have been filed on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002 and December 2002. The Company has responded to the Attorney General's requests for information with respect to both complaints, and as of February 28, 2003, the Company was not aware of any further actions being taken by the Attorney General. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the Company's membership agreements, and has appealed the state court rulings in favor of certain of the plaintiffs on the arbitration issue to the Mississippi Supreme Court. These cases are all in various stages of litigation, including trial settings beginning in Alabama in May, 2003, and seek varying amounts of actual and punitive damages. While the amount of membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against the Company and certain of its officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to the Company's memberships and seeking unspecified damages on behalf of a "nationwide" class. The Company's preliminary motions in this case have been denied, and, as of February 28, 2003, the Company's appeal of the denial of its motion to compel arbitration is pending before the Oklahoma Supreme Court. The ultimate outcome of this case is not determinable.

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action is a putative class action brought by Gina Kotwitz, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with the Company's commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates. The impact of the claims alleged under the Consumer Credit Code and the assertion of entitlement to injunctive relief could exceed $315 million if plaintiffs are successful both in their request for class certification and on the merits. The plaintiffs' request for class certification is set for hearing on July 22, 2003. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Company filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002. All discovery in the action is stayed pending a ruling on the motion to dismiss. As of February 28, 2003, all briefs had been filed by the parties on the motion to dismiss and a decision on the motion will be made by the Court. The Company is unable to predict when a decision will be made. The ultimate outcome of this case is not determinable.

     In December 2002, the West Virginia Supreme Court reversed a summary judgment which had been granted by the Circuit Court of Monangalia County, West Virginia in favor of the Company in connection with the claims of a former member, Georgia Poling and her daughters against the Company and a referral lawyer with respect to a 1995 referral. That action was originally filed in March 2000, and alleges breach of contract and fraud against the Company in connection with the referral. The case is now scheduled for trial in August 2003, and plaintiffs seek actual and punitive damages in unspecified amounts. The ultimate outcome of this case is not determinable.

     On January 30, 2003, the Company announced that it had received a subpoena from the office of the United States Attorney for the Southern District of New York requesting information relating to trading activities in the Company's stock in advance of the January 2003 announcement of recruiting and membership production results for the fourth quarter of 2002. The Company also received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the same subject. The Company is cooperating fully in responding to these requests. The ultimate outcome of these matters is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases, which at December 31, 2002 was $3.3 million. If an unexpected result were to occur in one or more of the pending cases, the amount of damages awarded could differ significantly from management's estimates. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.



                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Market Price of and Dividends on the Common Stock
     At March 7, 2003, there were 5,529 holders of record (including brokerage firms and other nominees) of the Company's common stock, which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange.

                                                               High       Low
2003:
  1st Quarter (through March 7).. .....................     $ 26.80    $ 15.87

2002:
  4th Quarter .........................................     $ 30.49    $ 17.04
  3rd Quarter..........................................       24.29      16.68
  2nd Quarter......................  ..................       30.45      18.50
  1st Quarter..........................................       31.75      18.76

2001:
  4th Quarter..........................................     $ 22.25    $ 15.05
  3rd Quarter........................ .................       22.48      15.80
  2nd Quarter..........................................       24.75      10.04
  1st Quarter..........................................       28.63      10.05

     The Company has never declared a cash dividend on its common stock. For the foreseeable future, it is anticipated that earnings generated from the operations of the Company will be used to finance the Company's growth and to purchase shares of its stock and that cash dividends will not be paid to holders of the common stock. Additionally, the Company has lines of credit with Bank of Oklahoma, N.A. as described in "Management's Discussion and Analysis - Liquidity and Capital Resources," which prohibit payment of cash dividends on its common stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition, capital requirements and approval from its lender. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years' net profits. During 2002 and 2001, PPLCI declared a $6 million and a $5 million dividend payable to the Company. Both the 2001 and 2002 dividends were paid during 2002. Additionally, during 2001, the Company received a $2.8 million dividend from UFL after receiving all necessary regulatory approvals. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 2002, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner while PPLCI had approximately $3.5 million in surplus funds available for payment of an ordinary dividend in December 2003. At December 31, 2002 the amount of restricted net assets of consolidated subsidiaries was $11.2 million.


Recent Sales of Unregistered Securities
         None.




Equity Compensation Plans

     The following table provides information with respect to the Company's equity compensation plans as of December 31, 2002, (other than its tax qualified Employee Stock Ownership Plan designed to provide retirement benefits).

                                                                                            Number of securities
                                                                                           remaining available for
                                          Number of securities                              future issuance under
                                            to be issued upon        Weighted average        equity compensation
                                               exercise of          exercise price of         plans (excluding
                                          outstanding options,     outstanding options,    securities reflected in
                                           warrants and rights     warrants and rights           column (a))
             Plan Category               -----------------------   --------------------    -------------------------
                                                   (a)                      (b)                      (c)
Equity compensation plans approved by
  security holders (1).................           1,192,752                 $26.69                 15,250 (1)
Equity compensation plans not approved
  by security holders (2)..............             305,640                  23.72                      - (2)
                                         -----------------------   --------------------    -------------------------
Total..................................           1,498,392                 $26.09                 15,250
                                         -----------------------   --------------------    -------------------------

-----------
(1) These stock options have been issued pursuant to the Company's Stock Option Plan which has been approved by security holders. At the Company's next Annual Meeting of Shareholders on May 29, 2003, the Company expects to ask security holders to approve the amendment of the Company's Stock Option Plan to increase the maximum number of shares of Common Stock in respect of which options may be granted under the Stock Option Plan from 2,000,000 shares to 3,000,000 shares.

(2) These stock options have been issued to the Company's Regional Vice Presidents ("RVPs") (described above) in order to encourage stock ownership by its RVPs and to increase the proprietary interest of such persons in its growth and financial success. These options have been granted periodically to RVPs since 1996. Options are granted at fair market value at the date of the grant and are generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There were 244,679, 131,288 and 90,892 total options granted to RVPs in the years ended December 31, 2002, 2001 and 2000, respectively. The Company has not adopted any limit for the number of options that may be granted to RVPs.


ITEM 6.       SELECTED FINANCIAL DATA

     The following table sets forth selected financial and statistical data for the Company as of the dates and for the periods indicated. As a result of the 1998 fourth quarter acquisition of TPN, Inc. ("TPN") that was accounted for as a pooling of interests, the 1998 period has been restated to include the operating results of TPN. This information is not necessarily indicative of the Company's future performance. The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operation included elsewhere herein.


                                                                              Year Ended December 31,
                                                            ------------------------------------------------------------
                                                               2002        2001        2000         1999         1998
                                                            ----------   ----------  ----------  ----------   ----------
Income Statement Data:                                     (In thousands, except ratio, per share and Membership amounts)

  Revenues:
    Membership fees......................................   $ 308,401    $ 263,514   $ 211,763   $ 153,918    $ 107,393
    Associate services...................................      37,418       36,485      30,372      22,816       17,255
    Product sales (2)....................................           -           60       1,016       5,888       27,779
    Other................................................       4,804        3,602       3,232       3,809        2,901
                                                            ----------   ----------  ----------  ----------   ----------
      Total revenues.....................................     350,623      303,661     246,383     186,431      155,328
                                                            ----------   ----------  ----------  ----------   ----------
  Costs and expenses:
    Membership benefits..................................     103,761       87,429      69,513      51,089       35,465
    Commissions..........................................     119,371      111,060      96,614      74,333       50,652
    Associate services and direct marketing..............      32,566       29,879      23,251      15,815       14,738
    General and administrative expenses..................      33,256       28,243      21,524      19,280       21,902
    Product costs (2)....................................           -           33         675       4,174       17,967
    Other, net...........................................       6,685        5,884       4,403       3,226        2,152
                                                            ----------   ----------  ----------  ----------   ----------
      Total costs and expenses...........................     295,639      262,528     215,980     167,917      142,876
                                                            ----------   ----------  ----------  ----------   ----------

Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle....      54,984       41,133      30,403      18,514       12,452
  Provision for income taxes.............................      18,970       13,519       9,550       6,480        1,013
                                                            ----------   ----------  ----------  ----------   ----------
Income from continuing operations before cumulative
    effect of change in accounting principle.............      36,014       27,614      20,853      12,034       11,439
Income (loss) from operations of discontinued UFL segment
    (net of applicable income tax benefit (expense) of
    $0, $387 and ($444) for years 2001, 2000 and 1999,
    respectively)........................................           -         (504)        649         826            -
                                                            ----------   ----------  ----------  ----------   ----------
Income before cumulative effect of change in accounting
    principle............................................      36,014       27,110      21,502      12,860       11,439
  Cumulative effect of adoption of SAB 101 (net of
    applicable income tax benefit of $546)...............           -            -      (1,013)          -            -
                                                            ----------   ----------  ----------  ----------   ----------
Net income...............................................      36,014       27,110      20,489      12,860       11,439
  Less dividends on preferred shares.....................           -            -           4          10           10
                                                            ----------   ----------  ----------  ----------   ----------
Net income applicable to common stockholders.............   $  36,014    $  27,110   $  20,485   $  12,850    $  11,429
                                                            ----------   ----------  ----------  ----------   ----------

Basic earnings per common share from continuing operations
  before cumulative effect of accounting change .........      $ 1.83       $ 1.28      $  .93      $  .52       $  .49
Basic earnings per common share from discontinued operations        -         (.02)        .03         .04            -
                                                            ----------   ----------  ----------  ----------   ----------
Basic earnings per common share before cumulative effect of
    change in accounting principle.......................        1.83         1.26         .96         .56          .49
Cumulative effect of adoption of SAB 101.................           -            -        (.05)          -            -
                                                            ----------   ----------  ----------  ----------   ----------
Basic earnings per common share..........................      $ 1.83       $ 1.26      $  .91      $  .56       $  .49
                                                            ----------   ----------  ----------  ----------   ----------

Diluted earnings per common share from continuing
  operations before cumulative effect of accounting change     $ 1.82       $ 1.28      $  .92      $  .51       $  .48
Diluted earnings per common share from discontinued
    operations...........................................        -            (.02)        .03         .04         -
                                                            ----------   ----------  ----------  ----------   ----------
Diluted earnings per common share before cumulative
    effect of accounting change..........................        1.82         1.26         .95         .55          .48
Cumulative effect of adoption of SAB 101.................           -            -        (.05)          -            -
                                                            ----------   ----------  ----------  ----------   ----------
Diluted earnings per common share........................      $ 1.82       $ 1.26      $  .90      $  .55       $  .48
                                                            ----------   ----------  ----------  ----------   ----------

Pro forma amounts assuming adoption of SAB 101 is retroactively applied:
 Net income......................................................................    $  21,502   $  12,786    $  11,155
 Basic earnings per common share.................................................       $  .96      $  .55       $  .48
 Diluted earnings per common share...............................................       $  .95      $  .55       $  .47
Weighted average number of common shares
    outstanding - basic..................................      19,674       21,504      22,504      23,099       23,456
Weighted average number of common shares
    outstanding - diluted................................      19,764       21,544      22,679      23,374       23,906

Membership Benefit Cost and Statistical Data:
  Membership benefits ratio (1)..........................      33.6%        33.2%       32.8%       33.2%        33.0%
  Commissions ratio (1)..................................      38.7%        42.1%       45.6%       48.3%        47.2%
  General & administrative expense ratio (1).............      10.8%        10.7%       10.2%       12.5%        20.4%
  Product cost ratio (1).................................       -           55.0%       66.4%       70.9%        64.7%
  Commission cost per new Membership sold................    $   154      $   152     $   144     $   141      $   129
  New Memberships sold...................................     773,767      728,295     670,118     525,352      391,827
  Period end Memberships in force........................   1,382,306    1,242,908   1,064,805     827,979      603,017

Cash Flow Data:
Net cash provided by continuing operating activities.....   $  52,073    $  37,801   $  23,201   $  17,031    $  11,295
Net cash (used in) provided by continuing investing
   activities............................................     (11,074)      (6,963)     (7,965)     12,070      (33,531)

Net cash (used in) provided by continuing financing
   activities............................................     (34,431)     (27,414)    (13,714)    (26,687)       1,444

Balance Sheet Data:
  Total assets...........................................   $  96,836    $  85,720   $  77,766   $  58,156    $  68,789
  Total liabilities......................................      61,864       43,496      35,999      25,518       23,218
  Stockholders' equity ..................................      34,972       42,224      41,767      32,638       45,571

-----------
(1) The Membership benefits ratio, the commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. The product cost ratio represents product costs as a percentage of product sales for those years in which the Company sold products. These ratios do not measure total profitability because they do not take into account all revenues and expenses.
(2) During the fourth quarter of 1998, the Company completed the acquisition of TPN. Since its inception in late 1994, TPN had marketed personal and home care products, personal development products and services together with PRIMESTAR(R) satellite subscription television service to its members through a network marketing sales force. Product sales declined and were eventually eliminated following the TPN acquisition due to the concentration on Membership sales as opposed to the sale of goods and services.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     Critical Accounting Policies
     The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in the Company's financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. The Company's critical accounting policies include revenue recognition related to membership and associate fees, deferral of membership and associate related costs, accrual of membership benefits liability, expense recognition related to commissions to associates and accounting for legal contingencies.

     Revenue recognition - Membership and Associate Fees
     The Company's principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis, of which approximately 71% are paid in advance and, therefore, are deferred and recognized over the following month.

     The Company also charges new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). The Company computes the expected Membership life using over 20 years of actuarial data as explained in more detail in the Measures of Membership Retention section of MD&A. At December 31, 2002, management computed the expected Membership life to be approximately 3 years. If the expected membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     The Company derives revenues from services provided to its marketing sales force from a one-time non-refundable enrollment fee of $65 from each new sales associate for which the Company provides initial sales and marketing supplies and enrollment services to the associate. Revenue from, and costs of, the initial sales and marketing supplies (approximately $11) are recognized when the materials are delivered to the associates. The remaining $54 of revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2002 is estimated to be approximately six months. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, the deferred revenue and related costs will be recognized over the new estimated active service period.

     The Company also encourages participation in a training program ("Fast Start") that allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this training program typically pay a fee ranging from $34 to $184, depending on special promotions the Company implements from time to time. The fee covers the additional training and materials used in the training program, and is recognized in income upon completion of the training. Associate services also includes revenue recognized on the sale of marketing supplies and promotional material to associates and includes fees related to the Company's eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal email account and up to three personalized web sites with "flash" movie presentations.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs the Company incurs in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue as discussed above. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, Fast Start bonuses, associate introduction kits, the associate incentive program, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention).

     Membership Benefits Liability
     Approximately 99% of active Memberships at December 31, 2002 have benefits delivered by a designated provider law firm with whom the Company has arranged for the services to be provided in a particular geographic area, typically a state or province. Provider law firms receive a fixed monthly payment for each member in their service area and are responsible for providing the Membership benefits without additional remuneration. The fixed cost aspect of this arrangement provides significant advantages to the Company in managing its claims risk. Amounts due the provider law firms at period end under these "capitated" agreements are included in the Membership benefits liability.

     Membership benefit costs relating to non-provider Memberships ("open panel" Memberships primarily sold prior to 1987 or Memberships in states where a provider law firm is not in place), which constituted approximately 1% of Memberships in force at December 31, 2002, are based on the usual, reasonable and customary fee for providing the required services. Such costs are generally paid on a current basis, as most costs are certain in amount and require only limited investigation. The Company maintains a reserve for estimated incurred but not reported open panel Membership benefit costs as well as costs which are in the payment process. These reserves, which are recorded in the Membership benefits liability, are reviewed annually by an independent actuary as necessary in conjunction with the preparation and filing of financial statements and other reports with various state insurance regulatory authorities. Underwriting risks associated with the open panel Memberships are managed primarily through contractual benefit limitations and, as a result, underwriting decisions are not necessarily based on individual Membership purchases.

     Commissions to Associates
     Beginning with new Memberships written after March 1, 1995, the Company implemented a level commission schedule (approximately 27% per annum at December 31, 2001) with up to a three-year advance commission payment. Prior to March 1, 1995, the Company's commission program provided for advance commission payments to associates of approximately 70% of first year Membership premiums on new Membership sales and commissions were earned by the associate at a rate of approximately 16% in all subsequent years. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, the Company returned to a differential commission structure with rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the first 12 month Membership retention rate of the associate's personal sales and those of his organization. Prior to March 1, 2002, the Company had a level Membership commission schedule of approximately 27% of Membership fees, with up to a three-year advance commission payment on new Membership sales.

     Prior to January 1997 the Company advanced commissions at the time of sale of all new Memberships. In January 1997, the Company implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the Fast Start training program. For all sales beginning with the fourth Membership or all sales made by an associate successfully completing the Fast Start training program, the Company currently advances commission payments at the time of sale of a new Membership. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to one-year commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is 18, the overall initial advance may be paid to more than thirty different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate's unearned advance commission balance to the Company.

     Although the Company, prior to March 1, 2002, advanced its sales associates up to three years commission when a membership is sold and subsequent to March 1, 2002, up to one years commission, the average commission advance paid to its sales associates as a group is actually less than the maximum amount possible because some associates choose to receive less than a full advance and the Company pays less than a full advance on some of its specialty products. In addition, the Company may from time to time place associates on a less than full advance basis if there are problems with the quality of the business being submitted or other performance problems with an associate. Also, any residual commissions due an associate (defined as commission on an individual membership after the advance has been earned) are retained to reduce any remaining unearned commission advance balances prior to being paid to that sales associate. The commission cost per new Membership sold has increased over each of the last three years by 1%, 6% and 2% for 2002, 2001 and 2000, respectively, and varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should the Company add additional commissions to its compensation plan or reduce the amount of chargebacks collected from its associates, the commission cost per new Membership will increase accordingly. The average commission advance in 2002 for the period subsequent to March 1, 2002 was 0.77 years and for the period prior to March 1, 2002 was 2.06 years compared to the 2001 and 2000 averages of approximately 2.18 years and 2.31 years, respectively.

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

                                                                        2002            2001            2000
                                                                        ----            ----            ----
                               (Amounts in 000's)
Beginning unearned advance commission balances (1)...............   $  211,609      $  167,193      $  125,257
Advance commissions, net.........................................      118,917         110,211          97,500
Earned commissions applied.......................................     (101,030)        (63,870)        (48,255)
Advance commission write-offs (2)................................       (2,412)         (1,925)         (7,309)
                                                                    -----------     -----------     -----------
Ending unearned advance commission balances before estimated
  unrecoverable balances (1).....................................      227,084         211,609         167,193
Estimated unrecoverable advance commission balances (1)(3).......      (25,156)        (15,868)        (11,055)
                                                                    -----------     -----------     -----------
Ending unearned advance commission balances, net (1).............  $   201,928     $   195,741     $   156,138
                                                                    -----------     -----------     -----------

(1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.
(2) In 2000, the Company began writing off unearned advanced commission balances rather than increasing the estimated unrecoverable balance when the associate had no remaining active memberships since the associate would no longer have any future commission earnings.
(3) Estimated unrecoverable advances increased as a percentage of ending advances from 7% at December 31, 2001 to 11% at December 31, 2002 due to the change in the compensation structure described above from a 36-month possible advance to a 12-month possible advance. This change allows the advances to be earned more quickly by the associate so the increase in advances before estimated unrecoverable balances increased 7% from 2001 to 2002 compared to an increase of 27% from 2000 to 2001.

     The ending unearned advance commission balances, net, above includes net unearned advance commission balances of non-vested associates of $26.0 million, $20.0 million and $14.2 million at December 31, 2002, 2001 and 2000, respectively. As such, at December 31, 2002 future commissions and related expense will be reduced as unearned advance commission balances of $175.9 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. The Company reduces unearned advance commission balances or remits payment to an associate, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, the Company generates an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance on Memberships written prior to March 1, 2002, and 100% on any Memberships written thereafter. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. In order to encourage additional Membership sales, the Company waived chargebacks for associates that met certain criteria in December 2002 and March 2003, which effectively increases the Company's commission expense. Any remaining unearned advance commission balance may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. The Company also has reduced chargebacks from 100% to 50% for certain senior marketing associates who have demonstrated the ability to maintain certain levels of sales over specified periods. The Company may adjust chargebacks from time to time in the future in order to encourage certain production incentives.

     Prior to March 1, 2002, the Company charged associates a fee on unearned advance commission balances relating to lapsed Memberships ("Membership lapse fee"). The fee that was recorded on the associates unearned commission balance was determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. The Company realized and recognized this fee only when the amount of the calculated fee was collected by withholding from cash commission payments due the associate. The fees collected reduced commission expense. The Company's ability to recover these fees was primarily dependant on the associate selling new Memberships, which qualify for commission advances. The Company eliminated the Membership lapse fee for Memberships sold after March 1, 2002 in conjunction with the change in the commission structure described above.

     The Company has the contractual right to require associates to repay unearned advance commission balances from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission balances are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, the Company has not demanded repayments of the unearned advance commission balances from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt the Company's relationships with its sales associates. This business decision by the Company has a significant effect on the Company's cash flow by electing to defer collection of advance payments of which approximately $25.2 million were not expected to be collected from future commissions at December 31, 2002. However, the Company regularly reviews the unearned advance commission balance status of associates and will exercise its right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer "vested" because they fail to meet the Company's established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result the Company has no continuing obligation to individually account to these associates as it does to active associates and is entitled to retain all commission earnings that would be otherwise payable to these terminated associates. The Company does continue to reduce the unearned advance commission balances for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission balances were less than $1,000 and the average balance was $441 at December 31, 2002.

     Although the advance commissions are expensed ratably over the first month of the related Membership, the Company assesses, at the end of each quarter, on an associate-by-associate basis, the recoverability of each associate's unearned advanced commission balance by estimating the associate's future commissions to be earned on active Memberships. Each active Membership is assumed to lapse in accordance with the Company's estimated future lapse rate, which is based on the Company's actual historical Membership retention experience as applied to each active Membership's year of origin. The lapse rate is based on the Company's more than 20-year history of Membership retention rates, which is updated quarterly to reflect actual experience. The Company also closely reviews current data for any trends that would affect the historical lapse rate. The sum of all expected future commissions to be earned for each associate is then compared to that associate's unearned advance commission balance. The Company estimates unrecoverable advance commission balances when expected future commissions to be earned on active Memberships (aggregated on an associate-by-associate basis) are less than the unearned advance commission balance. If an associate with an outstanding unearned advance commission balance has no active Memberships, the unearned advance commission balance is written off but has no financial statement impact as advance commissions are expensed ratably over the first month of the related memberships. Refer to "Measures of Member Retention - Expected Membership Life, Expected Remaining Membership Life" for a description of the method used by the Company to estimate future commission earnings.

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

     Legal Contingencies
     The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on the Company's financial condition or results of operation. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases, which at December 31, 2002 was $3.3 million. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of the Company's lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and the Company does not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon the Company's financial condition, operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

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

     Income Tax Matters-Net Operating Losses
     The Company has a net operating loss carryforward ("NOL") in the amount of $888,000 as of December 31, 2002 representing the remaining NOLs of TPN. The ability of the Company to utilize NOLs and tax credit carryforwards to reduce future federal income taxes is subject to various limitations under the Internal Revenue Code of 1986, as amended, but the Company expects to fully utilize the remaining TPN NOL in the income tax return for 2003.

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

     As of December 31, 2002, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                          Hypothetical change    Estimated fair value
                                                                            in interest rate      after hypothetical
                                                            Fair value    (bp = basis points)   change in interest rate
                                                            ----------    -------------------   -----------------------
                                                                         (Dollars in thousands)
Fixed-maturity investments at December 31, 2002 (1)....      $  16,111      100 bp increase           $  14,740
                                                                            200 bp increase              13,806
                                                                             50 bp decrease              16,310
                                                                            100 bp decrease              16,794

Fixed-maturity investments at December 31, 2001 (1)....      $  18,983      100 bp increase           $  17,635
                                                                            200 bp increase              16,437
                                                                             50 bp decrease              19,575
                                                                            100 bp decrease              20,167

--------------------
(1) Excluding short-term investments with a fair value of $2.7 million and $3.3 million at December 31, 2002 and 2001, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2002 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.3 million at that date. At December 31, 2001, and based on the fair value of fixed-maturity investments of $19.0 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.5 million at that date. The Company's decreased sensitivity to rising interest rates is due to the $2.9 million decrease in fixed-maturity investments at December 31, 2002 of $16.1 million from $19.0 million at December 31, 2001. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Accounting Standards to be Adopted
     In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to materially impact its reported results.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, that, among other things, rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. With the rescission of SFAS No. 4, the early extinguishment of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The new standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation No. 45, a guarantor is required to measure and recognize the fair value of the guarantee liability at inception. For many guarantees, fair value will likely be determined using the expected present value method described in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements. In addition, FIN 45 provides new disclosure requirements. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The measurement and liability recognition provisions are applied prospectively to guarantees or modifications after December 31, 2002. The Company anticipates that FIN 45 will not have a material impact on the financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003 (for the Company in the third quarter of 2003). The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003, have been included in the accompanying financial statements.

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

     All aggregate measures of Membership retention or expected life may be impacted by shifts in the underlying enrollment mix of sub-groups that have different retention rates. For example Memberships owned by non-associate new members have comprised an increasing percentage of new Memberships enrolled each year over the past five years. Since non-associate members have a known lower first year retention rate, a shift in mix alone will cause a reduction in reported aggregate retention measures and expected member life, even if the retention rates within each sub-group do not change. It is important to note that all blended rates discussed here may reflect the impact of such shifts in enrollment mixes. At December 31, 2002, 289,011 of the active 1,382,306 Memberships were also vested associates which represents 21% of the total active Memberships. The following table shows total new Memberships sold during each year and the number and percentage of Memberships sold to persons who are associates.

                Total New        Associate
       Year     Memberships     Memberships     Ratio
       ----     -----------     -----------     -----
       1998      391,827           69,890       17.8%
       1999      525,352           85,219       16.2%
       2000      670,118           90,684       13.5%
       2001      728,295          103,515       14.2%
       2002      773,767          119,326       15.4%


     Variations in Retention over Life of a Membership, Impact on Aggregate Measures
     Measures of member retention also vary significantly by the Membership age. Historically, the Company has observed that Memberships in their first year have a significantly higher lapse rate than Memberships in their second year, and so on. The following chart shows the historical observed lapse rates and corresponding yearly retention rates as a function of Membership age. For example, 48.2% of all new Memberships lapse during the first year, leaving 51.8% still in force at the end of the first year. More tenured Memberships have significantly lower lapse rates. For example, by year seven lapse rates are under 10% and annual retention exceeds 90%. The following table shows as of December 31, 2002 the Company's blended retention rate and lapse rates based on its historical experience for the last 21 years. The blended retention and lapse rates as of the end of 2002 did not differ materially from those previously reported at the end of 2001.

          Membership Retention versus Membership Age
-----------------------------------------------------------
  Membership     Yearly Lapse     Yearly        End of Year
     Year            Rate        Retention      Memberships
------------     ------------    ---------      -----------
       0                                          100.0
       1             48.2%         51.8%           51.8
       2             30.2%         69.8%           36.2
       3             21.1%         78.9%           28.6
       4             17.0%         83.0%           23.7
       5             15.2%         84.8%           20.1
       6             11.8%         88.2%           17.7
       7              9.4%         90.6%           16.1


     Membership Persistency
     The Company's Membership persistency rate is a specific computation that measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus
(ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2002, the Company's annual Membership persistency rates, using the foregoing method, have averaged approximately 72.4%.

                Beginning     New Memberships                       Ending
   Year        Memberships                          Total         Memberships     Persistency
  ------      -------------  -----------------    ----------     -------------   -------------
   1998           425,381           391,827          817,208         603,017          73.8%
   1999           603,017           525,352        1,128,369         827,979          73.4%
   2000           827,979           670,118        1,498,097       1,064,805          71.1%
   2001         1,064,805           728,295        1,793,100       1,242,908          69.3%
   2002         1,242,908           773,767        2,016,675       1,382,306          68.5%


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

     Expected  Membership  Life,   Expected  Remaining   Membership  Life
     Using historical data through 2002 for all past Members enrolled, the expected Membership life can be computed to be approximately three years. This number represents the average number of years a new Membership can be expected to remain in force. Although about half of all new Memberships may lapse in the first year, the expected Membership life is much longer due to the contribution of higher annual retention rates in subsequent years.

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

     Since the actual population of Memberships in force at any time is a distribution of ages from zero to more than 20 years, the expected remaining Membership life of the entire population at large greatly exceeds three years per Membership. As of December 31, 2002, based on the historical data described above, the current expected remaining Membership life of the actual population is over six years per Membership. This measure is used by the Company to estimate the future revenues expected from Memberships currently in place.

     Expected Membership life measures are based on more than 20 years of historical Membership retention data, unlike the Membership persistency rate described above which is computed from, and determined by, the most recent one-year period only. Both or these measures however include data from Memberships of all Membership ages and hence are referred to as "blended" measures.

     Actions that May Impact Retention in the Future
     The potential impact on the Company's future profitability and cash flow due to future changes in Membership retention can be significant. While blended retention rates have not changed significantly over the past five years, the Company has recently taken actions that may impact retention rates in the future. The Company has implemented several new initiatives aimed at improving the retention rate of both new and existing Memberships. Such initiatives include a revised compensation structure, effective March 1, 2002, featuring variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate's personal sales and those of his organization; implementation of a "non-taken" administrative fee to sales associates of $35 for any Membership application that is processed by the Company after March 1, 2002, but for which a payment is never received; and, an increase in the amount of the commission "charge-back" (described above) for Memberships written after March 1, 2002 from 50% of the unearned Membership commission advance balance to 100% of the unearned Membership commission advance balance except during the months of December 2002 and March 2003 when the Company waived chargebacks for associates that met certain criteria. The Company has designed and implemented an enhanced member "life cycle" communication process aimed at both increasing the overall amount of communication from the Company to the members as well as more specific target messaging to members based on the length of their Membership as well as utilization characteristics. The Company believes that such efforts may increase the utilization by members and therefore lead to higher retention rates. The Company's 2002 retention rates did not differ materially from 2001 and the Company intends to continue to develop programs and initiatives designed to improve retention.


Results of Operations

     Comparison of 2002 to 2001
     The Company reported net income applicable to common shares of $36.0 million, or $1.82 per diluted common share, for 2002. The net income per diluted share was up 44% from net income applicable to common shares of $27.1 million, or $1.26 per diluted common share, for 2001. The increase in the net income applicable to common shares for 2002 is primarily the result of increases in Membership fees for 2002 as compared to 2001 as well as a decrease in the weighted average number of shares outstanding of 8%.

     Membership fees totaled $308.4 million during 2002 compared to $263.5 million for 2001, an increase of 17%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 6% during 2002 to 773,767 from 728,295 during 2001. At December 31, 2002, there were 1,382,306 active Memberships in force compared to 1,242,908 at December 31, 2001, an increase of 11%. Additionally, the average annual fee per Membership has increased from $251 for all Memberships in force at December 31, 2001 to $256 for all Memberships in force at December 31, 2002, a 2% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member, a larger number of Legal Shield subscribers and increased sales of the Company's business oriented memberships.

     Associate services revenue increased 3% from $36.5 million for 2001 to $37.4 million during 2002 primarily as a result of more new associates enrolling in the eService program offered by the Company. The eService fees totaled $11.2 million during 2002 compared to $7.3 million for 2001, an increase of 53%. This increase was offset by the reduced fees for the Fast Start program for 2002. The Company received training fees of approximately $13.1 million during 2002 compared to $17.5 million during 2001, primarily as a result of special training promotions during 2002 that reduced the net amount of training fees received by the Company. The field-training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. In addition to the $65 associate fee, associates participating in this program typically pay a fee ranging from $34 to $184, depending on special promotions the Company implements from time to time and upon successful completion of the program provides for the payment of certain training bonuses. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit three new sales associates or personally sell five Memberships within 60 days of becoming an associate. The $13.1 million and $17.5 million for 2002 and 2001, respectively, in training fees was collected from approximately 150,247 new sales associates who elected to participate in Fast Start in 2002 compared to 117,698 during 2001. New associates electing to participate in Fast Start increased to 97% of new associates during 2002 from 96% for 2001. Total new associates enrolled during 2002 were 155,663 compared to 122,192 for 2000, an increase of 27%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other revenue increased 31%, from $3.7 million to $4.8 million primarily due to the increase in Membership enrollment fees.

     Primarily as a result of the increase in Membership fees, total revenues increased to $350.6 million for 2002 from $303.7 million during 2001, an increase of 15%.

     Membership benefits, which represents payments to provider law firms, totaled $103.8 million for 2002 compared to $87.4 million for 2001, and represented 34% and 33%, respectively of Membership fees. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated benefit in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993.

     Commissions to associates increased 8% to $119.4 million for 2002 compared to $111.1 million for 2001, and represented 39% and 42% of Membership fees for such years. These amounts were reduced by $705,000 and $2.2 million, respectively, representing Membership lapse fees. These fees were determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commission payments. These fees were eliminated for Memberships sold after March 1, 2002. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during 2002 totaled 773,767, a 6% increase from the 728,295 sold during 2001.

     Associate services and direct marketing expenses increased to $32.6 million for 2002 from $29.9 million for 2001 primarily due to a $1.8 million increase in the associate incentive program from $3.0 million to $4.8 million. Additional costs of supplies due to increased enrollment of new associates, purchases by associates and higher staffing requirements for associate related service departments also contributed to the increase. These expenses also include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2002 and 2001 were $33.3 million and $28.2 million, respectively, and represented 11% of Membership fees for both years. Management expects general and administrative expenses when expressed as a percentage of Membership fees to remain relatively consistent over the near term. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects such cost savings in 2003 to be largely offset by higher levels of expenses related to legal fees and expenses related to moving its corporate headquarters to its new facilities.

     Other expenses, which includes depreciation and amortization, litigation accruals and premium taxes reduced by interest income, increased 14% to $6.7 million for 2002 from $5.9 million for 2001. Depreciation and amortization increased to $5.3 million for 2002 from $4.1 million for 2001. Due to the increased amount of litigation during 2002, the Company increased the accrual by $1.3 million to $3.3 million at December 31, 2002. Premium taxes decreased from $2.5 million for 2001 to $2.2 million for 2002 due to a change in the tax structure of one of the states in which the Company pays premium taxes. Interest income increased to $2.1 million for 2002 from $1.9 million for 2001. At December 31, 2002 the Company reported $41 million in cash and investments (after utilizing $50.2 million to purchase approximately 2.3 million treasury shares of its common stock during 2002) compared to $38 million at December 31, 2001.

     The provision for income taxes increased during 2002 to $19.0 million compared to $13.5 million for 2001, representing 34.5% and 32.9% of income from continuing operations before income taxes for 2002 and 2001, respectively.

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Income (loss) from discontinued operations, net of income tax, is $(504,000), net of tax of $0 for the year ended December 31, 2001.

     Comparison of 2001 to 2000
     The Company reported net income applicable to common shares of $27.1 million, or $1.26 per diluted common share, for 2001. The net income per diluted share was up 40% from net income applicable to common shares of $20.5 million, or $.90 per diluted common share, for 2000. The increase in the net income applicable to common shares for 2001 is primarily the result of increases in Membership fees for 2001 as compared to 2000 as well as a decrease in the weighted average number of shares outstanding of 5%.

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

     Other revenue increased 11%, from $3.2 million to $3.6 million primarily due to the increase in Membership enrollment fees.

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

     Commissions to associates increased 15% to $111.1 million for 2001 compared to $96.6 million for 2000, and represented 42% and 46% of Membership fees for such years. These amounts were reduced by $2.2 million and $1.8 million, respectively, representing Membership lapse fees. These fees are determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commission payments. These fees were no longer applicable after March 1, 2002. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during 2001 totaled 728,295, a 9% increase from the 670,118 sold during 2000.

     Associate services and direct marketing expenses increased to $29.9 million for 2001 from $23.3 million for 2000 primarily as a result of Fast Start training bonuses paid of approximately $9.0 million during 2001 compared to $8.9 million in 2000. Additional costs of supplies due to increased enrollment of new associates, purchases by associates and higher staffing requirements for associate related service departments also contributed to the increase. These expenses also include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

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

     Other expenses, which includes depreciation and amortization, litigation accruals and premium taxes reduced by interest income, increased 34% to $5.9 million for 2001 from $4.4 million for 2000. Depreciation and amortization increased to $4.1 million for 2001 from $2.8 million for 2000. The Company's litigation accrual has increased from $1.7 million at December 31, 2000 to $2.0 million at December 31, 2001 reflecting an additional accrual of $1.7 million and a settlement payment of $1.4 million during 2001. Premium taxes increased from $1.7 million for 2000 to $2.5 million for 2001. Interest income increased to $1.9 million for 2001 from $1.8 million for 2000. At December 31, 2001 the
Company reported $38 million in cash and investments (after utilizing $27.9 million to purchase approximately 1.5 million treasury shares of its common stock during 2001) compared to $32 million at December 31, 2000.

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

Liquidity and Capital Resources

     General
     Consolidated net cash provided by operating activities of continuing operations was $52.1 million, $37.8 million and $23.2 million for 2002, 2001 and 2000, respectively. Cash provided by operating activities increased $14.3 million during 2002 compared to 2001 primarily due to the $8.9 million increase in net income, a $3.5 million decrease in the change in deferred member and associate service costs, a $2.6 million decrease in the change in other assets offset by a $2.0 million decrease in the change in deferred revenues.

     Net cash used in investing activities of continuing operations was $11.1 million, $7.0 million and $8.0 million for 2002, 2001 and 2000, respectively. During 2001 and 2000 the Company received dividends of $2.8 million and $5.0 million, respectively from UFL. Additionally, the Company received $1.2 million in proceeds from the sale of UFL during 2001. In addition to capital expenditures of $15.2 million, $8.3 million and $5.6 million during 2002, 2001 and 2000, respectively, the Company's purchases of available-for-sale investments exceeded the maturities and sales of such investments by $2.6 million and $7.4 million in 2001 and 2000, respectively, but maturities and sales exceeded purchases by $4.1 million during 2002.

     Net cash used in financing activities of continuing operations was $34.4 million, $27.4 million and $13.7 million for 2002, 2001 and 2000, respectively. This $7.0 million change during 2002 was primarily comprised of the $21.9 million increase in purchases of treasury stock offset by $4.1 million increase in proceeds from sale of common stock on exercise of options and a $12.3 increase in proceeds from issuance of debt.

     The Company had a consolidated working capital surplus of $2.7 million at December 31, 2002, a decrease of $2.4 million compared to a consolidated working capital surplus of $5.1 million at December 31, 2001, primarily due to the large amount of treasury stock purchases in 2002 of approximately $50.2 million. The $2.7 million working capital surplus at December 31, 2002 would have been an $11.6 million working capital surplus excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. Additionally, at the current rate of cash flow provided by continuing operations ($52.1 million during 2002), the Company's ability to control the timing of its discretionary treasury stock purchases and the availability pursuant to its lines of credit, the Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     The Company generally advances significant commissions to associates at the time a Membership is sold. The Company expenses these advances ratably over the first month of the related Membership. During 2002, the Company paid advance commissions to associates of $118.9 million on new Membership sales compared to $110.2 million for 2001. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, the Company typically derives significant positive cash flow from the Membership over its remaining life. See Commissions to Associates above for additional information on advance commissions.

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 7,000,000 shares during subsequent board meetings. At December 31, 2002, the Company had purchased 5.5 million treasury shares under these authorizations for a total consideration of $125.1 million, an average price of $22.76 per share. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and the Company's expected cash flows, management believes that purchasing treasury shares enhances shareholder value. The Company expects to continue its treasury stock program and may seek alternative sources of financing to continue or accelerate the program.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at December 31, 2002 of $36.4 million. The Company expects to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases.

     As more fully discussed in Item-2 - Description of Property, the Company is constructing a new corporate office complex with an estimated completion during the third quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through December 31, 2002 of approximately $12.6 million, including approximately $120,000 of capitalized interest costs, have been paid from existing resources and the real estate line of credit. The Company expects to incur additional indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The Company has entered into construction contracts in the amount of $28.2 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from January 1, 2003 are estimated at approximately $17.4 million.

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provides for funding of up to $10 million to finance treasury stock purchases through March 31, 2003 with scheduled monthly repayments beginning after the initial advance and ending no later than March 31, 2004 with interest at the 30 day LIBOR Rate plus two percent, adjusted monthly. The real estate line of up to $20 million may be funded over the period ending December 31, 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning after the advance period in monthly principal payments equal to the principal balance outstanding at December 31, 2003 divided by 105 plus interest with a balloon payment on September 30, 2008.

     As of December 31, 2002, the Company had accessed $4 million of the $10 million treasury stock purchase line and made repayments of $1.7 million and had accessed $8.3 million of the $20 million real estate line. The interest rates as of December 31, 2002 are 3.44% and 3.69% for the treasury stock loan and the real estate loan, respectively. The $2.3 million used to purchase treasury stock, net of repayments of $1.7 million, is scheduled to be paid off by July 30, 2003 and therefore has been classified as short term. Monthly principal payments on the treasury stock line are $333,333. The Company is scheduled to begin payments on the real estate line on December 31, 2003. As of December 31, 2002, interest capitalized pursuant to the real estate line was $120,000

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI and PPLSIF. The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At December 31, 2002, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. PPLCI had approximately $3.5 million in surplus funds available for payment of an ordinary dividend during December 2003. At December 31, 2002 the amount of restricted net assets of consolidated subsidiaries was $11.2 million.

     Commitments
     The following table reflects certain of the Company's commitments as of December 31, 2002.

                                                                   Payments Due by Period (In Thousands)
                                                        -----------------------------------------------------------

                                                                     Less than                            More than
               Contractual Obligations                    Total       1 year     1-3 years    3-5 years    5 years
---------------------------------------------------     ----------   ----------  ----------   ----------  ----------
Long-term debt.....................................     $  10,633    $   2,358   $     596    $     596   $   7,083
Capital leases.....................................         1,857           42         142          142       1,531
Operating leases...................................           115           72          32           11           -
Contractual obligations related to construction in
  progress.........................................        18,982       18,982           -            -           -
                                                        ----------   ----------  ----------   ----------  ----------
Total                                                   $  31,587    $  21,454   $     770    $     749   $   8,614
                                                        ----------   ----------  ----------   ----------  ----------


     The foregoing table does not include contractual commitments pursuant to executory contracts for products and services such as telephone, data, computer maintenance, attorney provider payments and other regular payments pursuant to contracts that are expected to remain in existence for several years but as to which the Company's obligations are contingent upon the Company's continued receipt of the contracted products and services.

Forward-Looking Statements

     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, discussions with the staff of the SEC, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of December 31, 2002 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


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

     The Company may not be able to grow memberships and earnings at the same rate as it has historically experienced.
     The Company's year end active memberships have increased 11%, 17% and 29% in the years ended December 31, 2002, 2001 and 2000, respectively. Net income applicable to common stockholders for the same three years has increased 33%, 32% and 59%, respectively. However, in the fourth quarter of 2002, the Company experienced its first decline in new memberships sold and associates recruited compared to the comparable quarter of the prior year. The Company's ability to grow memberships and earnings is substantially dependent upon its ability to expand or enhance the productivity of its sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that the Company will be able to achieve increases in membership and earnings growth comparable to its historical growth rates.

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

     The Company's stock price may be affected by the significant level of short sellers of the Company's stock.
     As of February 11, 2003, the New York Stock Exchange reported that approximately 10.3 million shares of the Company's stock were sold short, which constitutes approximately 58% of the Company's outstanding shares and 82% of its public float, representing one of the largest short interest percentages of any New York Stock Exchange listed company. Short sellers expect to make a profit if the Company's shares decline in value. The Company has been the subject of a negative publicity campaign from several known sources of information who support short sellers. The existence of this short interest position may contribute to volatility in the Company's stock price and may adversely affect the ability of the Company's stock price to rise if market conditions or the Company's performance would otherwise justify a price increase.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Included in Item 7 on page 21.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2002 and 2001
Consolidated Statements of Income - For the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows - For the years ended December 31, 2002,
    2001 and 2000
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Financial Statement Schedules
Schedule I - Condensed Financial Information of the Registrant

  (All other schedules have been omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereon.)



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I of Pre-Paid Legal Services, Inc. as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, during 2000 the Company changed certain of its revenue recognition policies as a result of the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."


GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 18, 2003

                         PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts and shares in 000's, except par values)

                                     ASSETS

                                                                                               December 31,
                                                                                          -----------------------
                                                                                             2002        2001
                                                                                          ----------   ----------
Current assets:
  Cash and cash equivalents............................................................   $  20,858    $  14,290
  Available-for-sale investments, at fair value........................................       3,970        6,070
  Membership income receivable.........................................................       5,247        5,472
  Inventories..........................................................................       1,212          922
  Refundable income taxes..............................................................         275            -
  Deferred member and associate service costs..........................................      13,639       14,228
  Deferred income taxes................................................................       4,603        3,413
                                                                                          ----------   ----------
      Total current assets.............................................................      49,804       44,395
Available-for-sale investments, at fair value..........................................      11,560       13,386
Investments pledged....................................................................       4,160        4,315
Property and equipment, net............................................................      25,593       14,755
Deferred member and associate service costs............................................       2,991        2,907
Other assets...........................................................................       2,728        5,962
                                                                                          ----------   ----------
        Total assets...................................................................   $  96,836    $  85,720
                                                                                          ----------   ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $   8,610    $   7,664
  Deferred revenue and fees............................................................      22,612       20,893
  Current portion of capital leases payable............................................          14            -
  Current portion of notes payable.....................................................       2,412            -
  Income taxes payable.................................................................           -        1,087
  Accounts payable and accrued expenses................................................      13,498        9,678
                                                                                          ----------   ----------
    Total current liabilities..........................................................      47,146       39,322
  Capital leases payable...............................................................         912            -
  Notes payable........................................................................       8,221            -
  Deferred revenue and fees............................................................       4,266        4,158
  Deferred income taxes ...............................................................       1,319           16
                                                                                          ----------   ----------
      Total liabilities................................................................      61,864       43,496
                                                                                          ----------   ----------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 23,688 and
    24,806 issued at December 31, 2002 and 2001, respectively..........................         237          248
  Capital in excess of par value.......................................................      43,219       66,223
  Retained earnings....................................................................      90,254       54,240
  Accumulated other comprehensive income...............................................         290          186
  Treasury stock, at cost; 4,852 and 3,989 shares held at
    December 31, 2002 and 2001, respectively...........................................     (99,028)     (78,673)
                                                                                          ----------   ----------
      Total stockholders' equity.......................................................      34,972       42,224
                                                                                          ----------   ----------
        Total liabilities and stockholders' equity.....................................   $  96,836    $  85,720
                                                                                          ----------   ----------
   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2002          2001          2000
                                                                         -------------  ------------- -------------
Revenues:
  Membership fees......................................................  $    308,401   $    263,514  $    211,763
  Associate services...................................................        37,418         36,485        30,372
  Other................................................................         4,804          3,662         4,248
                                                                         -------------  ------------- -------------
                                                                              350,623        303,661       246,383
                                                                         -------------  ------------- -------------
Costs and expenses:
  Membership benefits..................................................       103,761         87,429        69,513
  Commissions..........................................................       119,371        111,060        96,614
  Associate services and direct marketing..............................        32,566         29,879        23,251
  General and administrative...........................................        33,256         28,243        21,524
  Other, net...........................................................         6,685          5,917         5,078
                                                                         -------------  ------------- -------------
                                                                              295,639        262,528       215,980
                                                                         -------------  ------------- -------------
Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle..................        54,984         41,133        30,403
Provision for income taxes.............................................        18,970         13,519         9,550
                                                                         -------------  ------------- -------------
Income from continuing operations before cumulative effect
  of change in accounting principle....................................        36,014         27,614        20,853
Income (loss) from operations of discontinued UFL segment
  (net of applicable income tax benefit of $0 and $387 for years
  2001 and 2000, respectively).........................................             -           (504)          649
                                                                         -------------  ------------- -------------
Income before cumulative effect of change in accounting principle......        36,014         27,110        21,502
Cumulative effect of adoption of SAB 101 (net of applicable
  income tax benefit of $546)..........................................             -              -        (1,013)
                                                                         -------------  ------------- -------------
Net income.............................................................        36,014         27,110        20,489
Less dividends on preferred shares.....................................             -              -             4
                                                                         -------------  ------------- -------------
Net income applicable to common stockholders...........................  $     36,014   $     27,110  $     20,485
                                                                         -------------  ------------- -------------

Basic earnings per common share from continuing operations
  before cumulative effect of accounting change........................  $      1.83    $      1.28   $       .93
Basic earnings per common share from discontinued operations...........            -           (.02)          .03
                                                                         -------------  ------------- -------------
Basic earnings per common share before cumulative effect of accounting
  change...............................................................         1.83           1.26           .96
Cumulative effect of adoption of SAB 101...............................            -              -          (.05)
                                                                         -------------  ------------- -------------
Basic earnings per common share........................................  $      1.83    $      1.26   $       .91
                                                                         -------------  ------------- -------------

Diluted earnings per common share from continuing operations
  before cumulative effect of accounting change........................  $      1.82    $      1.28   $       .92
Diluted earnings per common share from discontinued operations.........            -           (.02)          .03
                                                                         -------------  ------------- -------------
Diluted earnings per common share before cumulative effect of
  accounting change....................................................         1.82           1.26           .95
Cumulative effect of adoption of SAB 101...............................            -              -          (.05)
                                                                         -------------  ------------- -------------
Diluted earnings per common share......................................  $      1.82    $      1.26   $       .90
                                                                         -------------  ------------- -------------

Pro forma amounts assuming adoption of SAB 101 is retroactively applied:
  Net Income.......................................................................................   $     21,502
                                                                                                      -------------
  Basic earnings per common share..................................................................   $        .96
                                                                                                      -------------
  Diluted earnings per common share................................................................   $        .95
                                                                                                      -------------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2002          2001          2000
                                                                          ------------   ------------  ------------
Cash flows from operating activities:
Net income................................................................$    36,014    $    27,110   $    20,489
Cumulative change in accounting principle.................................          -              -         1,013
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Loss (income) from UFL's discontinued operations........................          -            504          (649)
  Provision (benefit) for deferred income taxes...........................        102         (1,314)         (550)
  Depreciation and amortization...........................................      5,272          4,135         2,770
  Tax benefit on exercise of stock options................................      1,104             82         1,044
  Compensation expense relating to contribution of stock to ESOP..........        207            162           130
  Decrease (increase) in accrued Membership income........................        225           (909)       (1,409)
  (Increase) decrease in inventories......................................       (290)           620          (100)
  (Increase) in refundable income taxes...................................       (275)             -             -
  Decrease in prepaid product commissions.................................          -              -           125
  Decrease (increase) in deferred member and associate service costs......        505         (3,016)       (8,521)
  Decrease (increase) in other assets.....................................      3,234            614        (1,059)
  Increase in accrued Membership benefits.................................        946            833         1,579
  Increase in deferred revenue and fees...................................      1,827          3,838        10,370
  (Decrease) increase in income taxes payable.............................     (1,087)           327        (1,053)
  Increase (decrease) in accounts payable and
    accrued expenses and other............................................      4,289          4,815          (978)
                                                                          ------------   ------------  ------------
    Net cash provided by operating activities of continuing operations....     52,073         37,801        23,201
                                                                          ------------   ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of UFL...............................................          -          1,200             -
  Dividends received from UFL.............................................          -          2,800         5,000
  Additions to property and equipment.....................................    (15,184)        (8,326)       (5,577)
  Purchases of investments - available for sale...........................    (12,280)       (12,642)       (8,501)
  Maturities and sales of investments - available for sale................     16,390         10,005         1,113
                                                                          ------------   ------------  ------------
    Net cash used in investing activities
      of continuing operations............................................    (11,074)        (6,963)       (7,965)
                                                                          ------------   ------------  ------------
Cash flows from financing activities:
  Proceeds from sale of common stock on exercise of options...............      5,088          1,022         4,110
  Decrease in capital lease obligations...................................          -           (223)         (330)
  Purchases of treasury stock.............................................    (50,152)       (28,213)      (17,323)
  Proceeds from issuance of debt..........................................     12,300              -             -
  Repayments of debt......................................................     (1,667)             -             -
  Redemption of preferred stock...........................................          -              -          (167)
  Dividends paid on preferred stock.......................................          -              -            (4)
                                                                          ------------   ------------  ------------
    Net cash used in financing activities of continuing operations........    (34,431)       (27,414)      (13,714)
                                                                          ------------   ------------  ------------
Net increase in cash and cash equivalents.................................      6,568          3,424         1,522
Cash and cash equivalents at beginning of year............................     14,290         10,866         9,344
                                                                          ------------   ------------  ------------
Cash and cash equivalents at end of year..................................$    20,858    $    14,290   $    10,866
                                                                          ------------   ------------  ------------
Supplemental disclosure of cash flow information:
  Net cash used in discontinued operations................................$         -    $      (704)  $      (143)
                                                                          ------------   ------------  ------------
  Cash paid for interest..................................................$       119    $         2   $        10
                                                                          ------------   ------------  ------------
  Income taxes paid.......................................................$    19,116    $    12,700   $     9,102
                                                                          ------------   ------------  ------------
  Non-cash activities - capital lease obligations incurred................$       926    $         -   $         -
                                                                          ------------   ------------  ------------


  The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       (Amounts and shares in 000's, except dividend rates and par values)


                                                                                              Special Preferred
                                                                         $3 Preferred Stock         Stock
                                                                         --------  --------   --------  --------
                                                                         Shares     Amount    Shares     Amount
                                                                         --------  --------   --------  --------
January 1, 2000                                                                3   $     3         18   $    18
  Redemption or conversion of Preferred Stock........................         (3)       (3)       (18)      (18)
  Contributed to Company's ESOP plan.................................          -         -          -         -
  Exercise of stock options and other................................          -         -          -         -
  Income tax benefit related to exercise of stock options............          -         -          -         -
  Net income.........................................................          -         -          -         -
  Cash dividends on preferred shares.................................          -         -          -         -
  Other comprehensive income.........................................          -         -          -         -
  Treasury shares purchased..........................................          -         -          -         -
                                                                         --------  --------   --------  --------
December 31, 2000                                                              -         -          -         -
  Contributed to Company's ESOP plan.................................          -         -          -         -
  Exercise of stock options and other................................          -         -          -         -
  Income tax benefit related to exercise of stock options............          -         -          -         -
  Net income.........................................................          -         -          -         -
  Other comprehensive income.........................................          -         -          -         -
  Treasury shares purchased..........................................          -         -          -         -
                                                                         --------  --------   --------  --------
December 31, 2001                                                              -         -          -         -
  Contributed to Company's ESOP plan.................................          -         -          -         -
  Exercise of stock options and other................................          -         -          -         -
  Income tax benefit related to exercise of stock options............          -         -          -         -
  Subscriptions receivable retired (net of additional advances
    of $489 and interest recognized of $85)..........................          -         -          -         -
  Net income.........................................................          -         -          -         -
  Other comprehensive income.........................................          -         -          -         -
  Treasury shares purchased..........................................          -         -          -         -
  Treasury shares retired............................................          -         -          -         -
                                                                         --------  --------   --------  --------
December 31, 2002....................................................          -   $     -          -   $     -
                                                                         --------  --------   --------  --------



                        (1) Other Comprehensive Income                         Year Ended December 31,
                                                                           -------------------------------
                                                                              2002      2001       2000
                                                                           ---------- --------- ----------
    Net income...........................................................  $  36,014  $  27,110 $  20,489
                                                                           ---------- --------- ----------

    Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment............................         85         (7)      (12)
                                                                           ---------- --------- ----------
      Unrealized gains on investments:
        Unrealized holding gains arising during period,..................         75        299       893
          Less: reclassification adjustment for (gains) losses included
          in net income..................................................        (56)         2       (31)
                                                                           ---------- --------- ----------
                                                                                  19        301       862
                                                                           ---------- --------- ----------
    Comprehensive income, net of income taxes of $11, $162 and $464 in
      2002, 2001 and 2000, respectively..................................        104        294       850
                                                                           ---------- --------- ----------
    Comprehensive income.................................................  $  36,118  $  27,404 $  21,339
                                                                           ---------- --------- ----------


   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (continued) (Amounts and shares in 000's, except
                         dividend rates and par values)

                                                           Accumulated
                         Capital in                           Other
     Common Stock         Excess of       Retained        Comprehensive        Treasury Stock
                          Par Value       Earnings       Income (Loss) 1
   Shares      Amount                                                       Shares      Amount        Total
----------    --------   -----------   -------------     ---------------   ---------  ------------  ---------
   24,507     $   245    $   59,822    $      6,645      $       (958)        1,960   $   (33,137)  $ 32,638
       30           -          (146)              -                 -             -             -       (167)
        6           -           130               -                 -             -             -        130
      197           2         4,108               -                 -             -             -      4,110
        -           -         1,044               -                 -             -             -      1,044
        -           -             -          20,489                 -             -             -     20,489
        -           -             -              (4)                -             -             -         (4)
        -           -             -               -               850             -             -        850
        -           -             -               -                 -           520       (17,323)   (17,323)
----------    --------   -----------   -------------     ---------------   ---------  ------------  ---------
   24,740         247        64,958          27,130              (108)        2,480       (50,460)    41,767
        6           -           162               -                 -             -             -        162
       60           1         1,021               -                 -             -             -      1,022
        -           -            82               -                 -             -             -         82
        -           -             -          27,110                 -             -             -     27,110
        -           -             -               -               294             -             -        294
        -           -             -               -                 -         1,509       (28,213)   (28,213)
----------    --------   -----------   -------------     ---------------   ---------  ------------  ---------
   24,806         248        66,223          54,240               186         3,989       (78,673)    42,224
       10           -           207               -                 -             -             -        207
      314           3         5,085               -                 -             -             -      5,088
        -           -         1,104               -                 -             -             -      1,104

        -           -           383               -                 -             -             -        383
        -           -             -          36,014                 -             -             -     36,014
        -           -             -               -               104             -             -        104
        -           -             -               -                 -         2,305       (50,152)   (50,152)
   (1,442)        (14)      (29,783)              -                 -        (1,442)       29,797          -
----------    --------   -----------   -------------     ---------------   ---------  ------------  ---------
   23,688     $   237    $   43,219    $     90,254      $        290         4,852   $   (99,028)  $ 34,972
----------    --------   -----------   -------------     ---------------   ---------  ------------  ---------

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


Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Parent") and subsidiaries (collectively, the "Company") develops and markets legal service plans (referred to as "Memberships"). The Memberships sold by the Company allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by the Company to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to the Company in managing claims risk. At December 31, 2002, Memberships subject to the provider law firm arrangement comprised approximately 99% of the Company's active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 5% of Members have elected to pay their fees in advance on an annual or semi-annual basis. At December 31, 2002, the Company had 1,382,306 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of the Memberships were in 29 states. The Memberships are marketed by an independent sales force referred to as "associates".

     Basis of Presentation
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities.

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as those of PPL Agency, Inc. (See
Note 10 for additional information regarding PPL Agency, Inc.). The primary subsidiaries of the Company include Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). All significant intercompany accounts and transactions have been eliminated.

     Notes 6 and 12 and the first two paragraphs of Note 10 to these consolidated financial statements relate to the Parent.

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

     Membership income receivable
     The Company's Membership income receivable consists of amounts due from members for services provided pursuant to their Membership contract. Membership fees are principally collected on a monthly basis. Membership income receivable is a result of a portion of members, mostly group members, who pay their Membership fees in arrears and are recorded at amounts due under the terms of the Membership agreement. An allowance for doubtful accounts is not necessary as the recorded amount is adjusted to net realizable value at period-end based on the Company's historical experience and the short period of time after period-end in which the accounts will be collected.

     Inventories
     Inventories include the cost of materials and packaging and are stated at the lower of cost or market.

     Property and Equipment
     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the related assets or the period of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred and renewals and betterments are capitalized. Interest cost incurred during the construction period of major facilities is capitalized. The capitalized interest is recognized as part of the asset to which it relates and is amortized over the asset's estimated useful life.

     Revenue recognition - Membership and Associate Fees
     The Company's principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis, of which approximately 71% are paid in advance and, therefore, are deferred and recognized over the following month.

     The Company also charges new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). The Company computes the expected Membership life using over 20 years of actuarial data. At December 31, 2002, management computed the expected Membership life to be approximately 3 years. If the expected membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     The Company derives revenues from services provided to its marketing sales force from a one-time non-refundable enrollment fee of $65 from each new sales associate for which the Company provides initial sales and marketing supplies and enrollment services to the associate. Revenue from, and costs of, the initial sales and marketing supplies (approximately $11) are recognized when the materials are delivered to the associates. The remaining $54 of revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2002 is estimated to be approximately six months. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, the deferred revenue and related costs will be recognized over the new estimated active service period.

     The Company also encourages participation in a training program ("Fast Start") that allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this training program typically pay a fee ranging from $34 to $184, depending on special promotions the Company implements from time to time. The fee covers the additional training and materials used in the training program, and is recognized in income upon completion of the training. Associate services also includes revenue recognized on the sale of marketing supplies and promotional material to associates and includes fees related to the Company's eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal email account and up to three personalized web sites with "flash" movie presentations.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs the Company incurs in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, Fast Start bonuses, associate introduction kits, the associate incentive program, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention).

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

     Income Taxes
     The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are recognized in different periods in the Company's financial statements and tax returns. In estimating future tax consequences, the Company generally considers all future events other than future changes in the tax law or rates that have not been enacted.

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

     Commissions to Associates
     Prior to March 1, 2002, the Company had a level Membership commission schedule of approximately 27% of Membership fees and advanced the equivalent of up to three years of commissions on new Membership sales. In January 1997, the Company implemented a new policy whereby associates do not receive advance commissions on the first three Memberships submitted unless the associate successfully completes a Company training program, produces three Memberships and recruits three associates within 60 days from becoming an associate.

     Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, the Company returned to a differential commission structure with rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate's sales organization.

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

      Stock-Based Compensation
     At December 31, 2002, the company had a stock-based employee compensation plan, which is described more fully in Note 13. The company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                 2002        2001         2000
                                                                               ---------   ---------    ---------
Net income, as reported...................................................     $ 36,014    $ 27,110     $ 20,485
Deduct:  Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects........       (3,201)     (2,471)      (4,017)
                                                                               ---------   ---------    ---------
Pro forma net income......................................................     $ 32,813    $ 24,639     $ 16,468
                                                                               ---------   ---------    ---------
Earnings per share:
    Basic - as reported...................................................     $   1.83    $   1.26     $    .91
    Basic - pro forma.....................................................     $   1.67    $   1.15     $    .73
    Diluted - as reported.................................................     $   1.82    $   1.26     $    .90
    Diluted - pro forma...................................................     $   1.66    $   1.14     $    .73

     The estimated fair value of options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free interest rate of 3.06% for 2002, 4.09% for 2001 and 5.15% for 2000; expected life of 3-5 years; and expected volatility for the years ending December 31, 2002, 2001 and 2000 were 59.3%, 63.1% and 63.4%, respectively. Using these assumptions, the weighted average fair values at date of grant for options granted during 2002, 2001 and 2000 were $9.86, $8.58 and $17.36, respectively.

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

     Legal Contingencies
     The Company accounts for legal contingencies in accordance with SFAS 5, Accounting for Contingencies, which requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of the Company's lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and the Company does not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon the Company's financial condition, operating results or cash flows in particular quarterly or annual periods.

     Segment Information
     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosures about products and services, geographic areas and major customers are presented in Note 16.

     New Accounting Standards Issued
     In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to materially impact its reported results.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections that, among other things, rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. With the rescission of SFAS No. 4, the early extinguishment of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The new standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation No. 45, a guarantor is required to measure and recognize the fair value of the guarantee liability at inception. For many guarantees, fair value will likely be determined using the expected present value method described in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements. In addition, FIN 45 provides new disclosure requirements. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The measurement and liability recognition provisions are applied prospectively to guarantees or modifications after December 31, 2002. The Company anticipates that FIN 45 will not have a material impact on the financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003 (for the Company in the third quarter of 2003). The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003, have been included in the accompanying financial statements.

     Accounting Change
     SAB 101 was issued in December 1999. This Staff Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective no later than the fourth fiscal quarter of fiscal years, beginning after December 15, 1999. The Company implemented SAB 101 in the fourth quarter of 2000, but effective January 1, 2000, and deferred the non-refundable Membership and a portion of the associate enrollment fees and the related incremental direct and origination costs associated with services provided members and associates in return for such fees. These deferred revenues and related costs will be amortized to income over the estimated life of the Membership or the estimated average active service period of associates. The implementation of SAB 101 resulted in a cumulative effect type adjustment of $1.0 million, net of tax, which decreased net income for the year ended December 31, 2000.

Note 2 - Discontinued Operations

     On December 31, 2001 the Company completed the sale of its wholly owned subsidiary, Universal Fidelity Life Insurance Company ("UFL"). The Company received a $2.8 million dividend and $1.2 million from the sale of 100% of UFL stock resulting in no gain or loss on the sale. The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Details of income from discontinued operations, net of income tax, are as follows:




                                                                               Year Ended December 31,
                                                                                2001            2000
                                                                             ----------      ----------
Revenues...............................................................      $   1,703       $   2,590
                                                                             ----------      ----------
Income (loss) from discontinued operations, net of tax benefit of $0 and
  $387 for years 2001 and 2000, respectively...........................      $    (504)      $     649
                                                                             ----------      ----------


Note 3 - Investments

     A summary of the amortized cost, unrealized gains and losses and fair values of the Company's investments at December 31, 2002 and 2001 follows:

                                                                         December 31, 2002
                                                        --------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                      -----------    --------     --------    ----------
U.S. Government obligations........................      $   5,915     $   276      $     -     $   6,191
Corporate obligations..............................          5,540          88          (83)        5,545
Equity securities..................................            917           5          (56)          866
Obligations of state and political subdivisions....          4,260         120           (5)        4,375
Certificates of deposit............................          2,713           -            -         2,713
                                                        -----------    --------     --------    ----------
Total..............................................      $  19,345     $   489      $  (144)    $  19,690
                                                        -----------    --------     --------    ----------






                                                                         December 31, 2001
                                                       ---------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
-------------------                                     -----------    --------     --------    ----------
U.S. Government obligations........................      $   7,773     $   246      $     -     $   8,019
Corporate obligations..............................          7,172          73         (104)        7,141
Equity securities..................................          1,418          63                      1,481
Obligations of state and political subdivisions....          3,785          52          (14)        3,823
Certificates of deposit............................          3,307           -            -         3,307
                                                        -----------    --------     --------    ----------
Total..............................................      $  23,455     $   434      $  (118)    $  23,771
                                                        -----------    --------     --------    ----------


     The contractual maturities of the Company's available-for-sale investments in debt securities and certificates of deposit at December 31, 2002 by maturity date follows:

                                                                        Amortized
                                                                           Cost        Fair Value
                                                                       ------------    ----------
                 One year or less...................................     $   3,374     $   3,391
                 Two years through five years.......................         2,826         2,951
                 Six years through ten years........................         2,627         2,620
                 More than ten years................................         9,601         9,862
                 Total..............................................   ------------    ----------
                                                                         $  18,428     $  18,824
                                                                       ------------    ----------


     The Company's investment securities are included in the accompanying consolidated balance sheets at December 31, 2002 and 2001 as follows.

                                                                              December 31,
                                                                         ------------------------
                                                                             2002          2001
                                                                         ----------    ----------
                 Available-for-sale investments (current)...........     $   3,970     $   6,070
                 Available-for-sale investments (non-current).......        11,560        13,386
                 Investments pledged................................         4,160         4,315
                                                                         ----------    ----------
                 Total..............................................     $  19,690     $  23,771
                                                                         ----------    ----------


     The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:


                                                                              December 31,
                                                                         ------------------------
                                                                           2002          2001
                                                                         ----------    ----------
                 Certificates of deposit............................     $   2,243     $   2,407
                 Obligation of state and political subdivisions.....           139           138
                 U. S. Government obligations.......................         1,778         1,770
                                                                         ----------    ----------
                 Total                                                   $   4,160     $   4,315
                                                                         ----------    ----------

     Proceeds from sales of investments during 2002 were $7.6 million and resulted in gross realized gains of $95,000 and gross realized losses of $9,000. Sales of investments during 2001 and 2000 were not significant.

Note 4 - Property and Equipment

         Property and equipment is comprised of the following:

                                                                Estimated         December 31,
                                                               Useful Life     2002         2001
                                                               ------------  ----------  ----------
                 Equipment, furniture and fixtures..........     3-10 years  $  17,696   $  12,910
                 Computer software..........................        3 years      6,585       6,478
                 Building and improvements..................       20 years      3,185       2,942
                 Automotive.................................        3 years        171         171
                 Construction in progress...................            N/A     12,649       1,675
                 Land.......................................            N/A        170         170
                                                               ------------  ----------  ----------
                                                                                40,456      24,346
                 Accumulated depreciation...................                   (14,863)     (9,591)
                                                                             ----------  ----------
                 Property and equipment, net................                 $  25,593   $  14,755
                                                                             ----------  ----------


     Construction in progress includes all construction costs, including capitalized interest on funds borrowed of $120,000 during 2002, associated with the design and construction of the Company's new corporate headquarters. No interest was capitalized in 2001 or 2000.

Note 5 - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses are comprised of the following:

                                                                              December 31,
                                                                        ------------------------
                                                                           2002          2001
                                                                        ----------    ----------
                 Accounts payable...................................    $   3,340     $   1,518
                 Marketing bonuses payable..........................        1,201           577
                 Incentive awards payable...........................        3,345         3,000
                 Litigation accrual.................................        3,290         2,000
                 Other..............................................        2,322         2,583
                                                                        ----------    ----------
                 Total..............................................    $  13,498     $   9,678
                                                                        ----------    ----------


     The Company's litigation accrual increased from $1.7 million at December 31, 2000 to $2.0 million at December 31, 2001 reflecting an additional accrual of $1.7 million and a settlement payment of $1.4 million during 2001. Due to increased litigation during 2002 (See Note 12), the Company increased the accrual by $1.3 million to $3.3 million at December 31, 2002. The incentive awards payable began in 2001 when the Company introduced its associate incentive program consisting of monthly car bonuses and annual trips for those that qualify and represents the estimated costs at December 31, 2002.

Note 6 - Notes Payable

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provides for funding of up to $10 million to finance treasury stock purchases through March 31, 2003 with scheduled monthly repayments beginning after the initial advance and ending no later than March 31, 2004 with interest at the 30 day LIBOR Rate plus two percent, adjusted monthly. The real estate line of up to $20 million may be funded over the period ending December 31, 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning after the advance period in monthly principal payments equal to the principal balance outstanding at December 31, 2003 divided by 105 plus interest with a balloon payment on September 30, 2008. Additionally, interest on the outstanding balance of the real estate line is payable monthly through November 30, 2003.

     As of December 31 2002, the Company had accessed $4 million of the $10 million treasury stock purchase line and made repayments of $1.7 million and had accessed $8.3 million of the $20 million real estate line. The interest rates as of December 31, 2002 are 3.44% and 3.69% for the treasury stock loan and the real estate loan, respectively. The $2.3 million used to purchase treasury stock, net of repayments of $1.7 million, is scheduled to be paid off by July 30, 2003 and therefore has been classified as short term. Monthly principal payments on the treasury stock line are $333,333. The Company is scheduled to begin principal payments on the real estate line on December 31, 2003. As of December 31, 2002, interest capitalized related to construction in progress was $120,000.

     These lending agreements contain the following financial covenants: (a) the Company's quarterly Debt Coverage Ratio shall not be less than 125%; (b) the Company shall not permit the ratio of its Total Liabilities to its Tangible Net Worth to exceed 2.50 to 1.00, measured at the end of each calendar quarter; (c) the Company's cancellation rate on contracts less than or equal to twelve months old shall not exceed 50% for fiscal year 2002 and 45% for each fiscal year thereafter, on a trailing twelve months basis, and (d) the Company shall maintain a rolling twelve month average retention rate of membership contracts in place for greater than eighteen months of not less than 70%, calculated on a calendar quarter basis. At December 31, 2002 the Company was in compliance with each of these financial covenants.

     A schedule of outstanding balances and future maturities as of December 31, 2002 follows:

Real estate line of credit.................    $       8,300
Stock purchase line of credit..............            2,333
Total notes payable........................           10,633
Less: Current portion of notes payable.....           (2,412)
Long term portion..........................   ----------------
                                               $       8,221
                                              ----------------
Repayment Schedule commencing January 2003:
Year 1.....................................    $       2,412
Year 2.....................................              949
Year 3.....................................              949
Year 4.....................................              949
Year 5.....................................              949
Thereafter.................................            4,425
Total notes payable........................   ----------------
                                               $      10,633
                                              ----------------


Note 7 - Income Taxes

     The provision (benefit) for income taxes consists of the following:

                                                                    Year Ended December 31,
                                                                ----------------------------------
                                                                  2002         2001        2000
                                                                ---------   ---------    ---------
                 Current....................................      18,868      14,833       10,100
                 Deferred...................................         102      (1,314)        (550)
                                                                ---------   ---------    ---------
                   Total provision for income taxes.........    $ 18,970    $ 13,519     $  9,550
                                                                ---------   ---------    ---------


     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                                    Year Ended December 31,
                                                                 -------------------------------
                                                                  2002        2001         2000
                                                                 ------      ------       ------
                 Statutory Federal income tax rate..........      35.0%       35.0%        35.0%
                 Change in valuation allowance..............       -           (.8)        (3.4)
                 Tax exempt interest........................       (.1)        (.1)         (.2)
                 Other......................................       (.4)       (1.2)         -
                                                                 ------      ------       ------
                 Effective income tax rate..................      34.5%       32.9%        31.4%
                                                                 ------      ------       ------



     Deferred tax liabilities and assets at December 31, 2002 and 2001 are comprised of the following:

                                                                       December 31,
                                                                  -----------------------
                                                                     2002        2001
                                                                  ----------- -----------
                 Deferred tax liabilities:
                   Unrealized investment gains (net)............  $      121  $      110
                   Deferred member and associate service costs..       5,821       5,997
                   Depreciation.................................       1,735         655
                                                                  ----------- -----------
                      Total deferred tax liabilities............       7,677       6,762
                                                                  ----------- -----------
                 Deferred tax assets:
                   Expenses not yet deducted for tax purposes...       1,152         746
                   Deferred revenue and fees....................       9,407       8,768
                   Net operating loss carryforward..............         402         645
                                                                  ----------- -----------
                      Total deferred tax assets.................      10,961      10,159
                                                                  ----------- -----------
                   Net deferred tax asset.......................  $    3,284  $    3,397
                                                                  ----------- -----------


     The Company's deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2002 and 2001 as follows.

                                                                December 31,
                                                        ------------------------
                                                            2002          2001
                                                        ----------    ----------
Deferred tax asset (current).......................     $   4,603     $   3,413
Deferred tax liability (non-current)...............        (1,319)          (16)
                                                        ----------    ----------
Net deferred tax asset.............................     $   3,284     $   3,397
                                                        ----------    ----------

     At December  31, 2002,  the Company has net  operating  loss  carryforwards
(NOLs) in the amount of $888,000 that expire in 2015 through 2018 representing remaining NOLs of TPN generated prior to the merger date.


Note 8 - Stockholders' Equity

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 7,000,000 shares during subsequent board meetings. At December 31, 2002, the Company had purchased 5.5 million treasury shares under these authorizations for a total consideration of $125.1 million, an average price of $22.76 per share.

     The Company has lines of credit (see Note 6) which prohibit payment of cash dividends on its common stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition, capital requirements and approval from its lender. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years' net profits. During 2002 and 2001, PPLCI declared a $6 million and a $5 million dividend payable to the Company. Both the 2001 and 2002 dividends were paid during 2002. Additionally, during 2001, the Company received a $2.8 million dividend from UFL after receiving all necessary regulatory approvals. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 2002, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner while PPLCI had approximately $3.5 million in surplus funds available for payment of an ordinary dividend in December 2003. At December 31, 2002 the amount of restricted net assets of consolidated subsidiaries was $11.2 million.


Note 9 - Comprehensive Income

     Comprehensive income is comprised of two subsets - net income and other comprehensive income. Included in other comprehensive income for the Company are foreign currency translation adjustments and unrealized gains on investments. These items are accumulated within the Statements of Changes in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income". As of
December 31, accumulated other comprehensive income, as reflected in the Consolidated Statements of Changes in Stockholders' Equity, was comprised of the following:

                                                                                 2002        2001
                                                                               --------    --------
Foreign currency translation adjustments..................................     $    66     $   (19)
Unrealized gains on investments, net of income taxes of $121 and $110.....         224         205
                                                                               --------    --------
  Accumulated Other Comprehensive income..................................     $   290     $   186
                                                                               --------    --------

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

     Agency's financial position and results of operations are included in the Company's financial statements on a combined basis. Agency earned commissions, net of amounts paid directly to its agents by the underwriter, during 2002, 2001 and 2000 of $138,000, $121,000 and $122,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had net income of $33,000, $16,000 and $12,000 for the years ended December 31, 2002, 2001 and 2000, respectively after incurring commissions earned by the Chairman of $58,000, $57,000 and $50,000, respectively, and annual management fees paid to the Company of $36,000 for 2002, 2001 and 2000.

     Mr. Stonecipher and Shirley A. Stonecipher own Stonecipher Aviation LLC ("SA") and Mr. and Mrs. Stonecipher together with Wilburn L. Smith, National Marketing Director and formerly President and a director of the Company, own S & S Aviation LLC ("S&SA"). The Company has agreed to reimburse SA and S&SA for certain expenses pertaining to trips made by Company personnel for Company business purposes using aircraft owned by SA and S&SA. Such reimbursement represents the pro rata portion of direct operating expenses, such as fuel, maintenance, pilot fees and landing fees, incurred in connection with such aircraft based on the relative number of flights taken for Company business purposes versus the number of other flights during the applicable period. No reimbursement is made for depreciation, capital expenditures or improvements relating to such aircraft. During 2002, 2001 and 2000, the Company paid $397,000, $214,000 and $264,000, respectively, to SA as reimbursement for such transportation expenses. S&SA was organized during 2000, and the Company paid $436,000, $355,000 and $372,000 to S&SA during 2002, 2001 and 2000, respectively, as reimbursement for such transportation expenses.

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

     Mr. Smith had loans from the Company made in December 1992, December 1996 and October 1998. The largest aggregate balance of the loans during the year ended December 31, 2002 was $521,000. These loans were fully repaid during 2002 including interest of $24,100. Mr. Smith also owns corporations or partnerships not affiliated with the Company but engaged in the marketing of the Company's legal service memberships and which earn commissions from sales of memberships. These entities earned commissions of $15,000, $18,000 and $20,000 during 2002, 2001 and 2000, respectively, of which $9,000, $10,000 and $13,000, respectively, was net of amounts passed through as commissions to their sales agents.

     Randy Harp, Chief Operating Officer and a director of the Company, had loans from the Company made in 2000 and 2002, including an advance of $489,000 during 2002. The largest aggregate balance of the loans during the year ended December 31, 2002 was $1.0 million. These loans were fully repaid during 2002 including interest of $105,200.

     John W. Hail, a director of the Company, served as Executive Vice President, Director and Agency Director of the Company from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was the exclusive marketing agent of the Company from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and the Company entered into during the period in which Mr. Hail was an executive officer of the Company, Mr. Hail receives override commissions from renewals of certain memberships initially sold by the Company during such period. During 2002, 2001 and 2000, such override commissions on renewals totaled $87,000, $92,000 and $90,000, respectively. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with the Company, including TVC Marketing, Inc., but which were engaged in the marketing of the Company's legal service memberships and which earn renewal commissions from memberships previously sold. These entities earned renewal commissions of $526,000, $543,000 and $571,000 during 2002, 2001 and 2000, respectively, of which $266,000, $294,000 and
$313,000, respectively, was net of amounts passed through as commissions to their sales agents.

     David A. Savula, a former director of the Company, is actively engaged as an independent contractor in the marketing of the Company's legal service memberships. During 2002, 2001 and 2000, Mr. Savula received from the Company $1.8 million, $1.1 million and $936,000 respectively, pursuant to a previous agreement with the Company providing for the payment to Mr. Savula of override commissions and other fees with respect to commissions earned by, and new sales associate sponsorships within, the Company's multilevel marketing sales force, as well as amounts received pursuant to his individual associate agreement.

     The Company also has notes receivable from certain marketing consultants who provide significant marketing-related services to the Company. Such notes aggregated approximately $1.4 million and $2.7 million at December 31, 2002 and 2001, respectively, and bear interest at the rate of 10% or prime plus 3%. Payments were received during 2002 of $1.8 million, including interest of $313,700.

Note 11 - Leases

     At December 31, 2002, the Company was committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $174,000, $142,000 and $50,000 in 2002, 2001 and 2000, respectively.

     Future  commitments   commencing  January  2003  related  to  noncancelable
operating leases are as follows:

Year Ended December 31,
2003...............................................     $      72
2004...............................................            16
2005...............................................            16
2006...............................................            10
2007...............................................             1
Thereafter.........................................             -
Total operating lease commitments..................    ------------
                                                        $     115
                                                       ------------


     Future minimum lease payments commencing in January 2003 related to capital leases are as follows:

Year Ended December 31,
2003...............................................     $      42
2004...............................................            71
2005...............................................            71
2006...............................................            71
2007...............................................            71
Thereafter.........................................         1,531
                                                        ----------
Total minimum lease payments.......................         1,857
Less: Imputed interest.............................          (931)
                                                        ----------
Present value of net minimum lease payments........           926
Less: Current portion..............................           (14)
                                                        ----------
Non current portion of capital leases payable......     $     912
                                                        ----------

     The Company entered into two capital leases near the end of 2002 to acquire equipment and buildings. These capital leases expire at various dates through 2032. The capital lease assets are included in Property and Equipment as follows at December 31, 2002.

           Equipment, furniture and fixtures..................     $     612
           Buildings and improvements.........................           314
                                                                   ----------
                                                                         926
           Less: accumulated amortization.....................             -
                                                                   ----------
           Net capital lease assets...........................     $     926
                                                                   ----------


Note 12 - Commitments and Contingencies

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals, and as of February 28, 2003, the case was in the briefing stage. The Company is unable to predict when a decision will be made on this appeal. In August 2002, the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. The ultimate outcome of this case is not determinable.

     On June 7, 2001 and August 3, 2001, shareholder derivative actions were filed by alleged company shareholders, Bruce A. Hansen and Donna L. Hansen, and Roger Strykowski, respectively, against all of the directors of the Company seeking unspecified actual and punitive damages on behalf of the Company based on allegations of breach of fiduciary duty, corporate waste and mismanagement by the defendant directors. On March 1, 2002, plaintiffs filed a consolidated amended derivative complaint. The amended complaint alleges that the defendant directors caused the Company to violate generally accepted accounting principles and federal securities laws by improperly capitalizing commission expenses, caused the Company to allegedly pay increased salaries and bonuses based upon financial performance which was allegedly improperly inflated, and caused the Company to expend significant dollars in connection with the defense of its accounting policy, including cost incurred in connection with the defense of the securities class action described above, and in connection with the repurchase of its own shares on the open market at allegedly artificially inflated prices. This derivative action is related to the putative securities class action described above, which has been dismissed with prejudice. After the Pre-Paid defendants moved to dismiss the consolidated amended derivative complaint, the plaintiffs filed a voluntary dismissal of the case in August 2002 without prejudice. The Pre-Paid defendants objected to the voluntary dismissal, but the court approved the dismissal subject to plaintiffs' publishing notice to shareholders and allowing a 30-day objection period regarding their proposed dismissal without prejudice. Plaintiffs' notice was published on January 28, 2003 and the deadline for objections was February 28, 2003. On March 13, 2003 the case was dismissed without prejudice.

     Beginning in the second quarter of 2001 and through December 31, 2002, multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of memberships. As of December 31, 2002, the Company was aware of 28 separate lawsuits involving approximately 298 plaintiffs that have been filed in multiple counties in Alabama. One suit involving 2 plaintiffs which was filed as a class action has been dismissed with prejudice as to the class allegations and without prejudice as to the individual claims. As of December 31, 2002, the Company was aware of 14 separate lawsuits involving approximately 428 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name the Company's provider attorney in Mississippi as a defendant. Proceedings in the eleven cases which name the Company's provider attorney as a defendant have been stayed for at least 90 days as to the provider attorney due to the rehabilitation proceeding involving the provider law firm's insurer. At least two complaints have been filed on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002 and December 2002. The Company has responded to the Attorney General's requests for information with respect to both complaints, and as of February 28, 2003, the Company was not aware of any further actions being taken by the Attorney General. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the Company's membership agreements, and has appealed the state court rulings in favor of certain of the plaintiffs on the arbitration issue to the Mississippi Supreme Court. These cases are all in various stages of litigation, including trial settings beginning in Alabama in May, 2003, and seek varying amounts of actual and punitive damages. While the amount of membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against the Company and certain of its officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to the Company's memberships and seeking unspecified damages on behalf of a "nationwide" class. The Company's preliminary motions in this case have been denied, and, as of February 28, 2003, the Company's appeal of the denial of its motion to compel arbitration is pending before the Oklahoma Supreme Court. The ultimate outcome of this case is not determinable.

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action is a putative class action brought by Gina Kotwitz, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with the Company's commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates. The impact of the claims alleged under the Consumer Credit Code and the assertion of entitlement to injunctive relief could exceed $315 million if plaintiffs are successful both in their request for class certification and on the merits. The plaintiffs' request for class certification is set for hearing on July 22, 2003. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Company filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002. All discovery in the action is stayed pending a ruling on the motion to dismiss. As of February 28, 2003, all briefs had been filed by the parties on the motion to dismiss and a decision on the motion will be made by the Court. The Company is unable to predict when a decision will be made. The ultimate outcome of this case is not determinable.

     In December 2002, the West Virginia Supreme Court reversed a summary judgment which had been granted by the Circuit Court of Monangalia County, West Virginia in favor of the Company in connection with the claims of a former member, Georgia Poling and her daughters against the Company and a referral lawyer with respect to a 1995 referral. That action was originally filed in March 2000, and alleges breach of contract and fraud against the Company in connection with the referral. The case is now scheduled for trial in August 2003, and plaintiffs seek actual and punitive damages in unspecified amounts. The ultimate outcome of this case is not determinable.

     On January 30, 2003, the Company announced that it had received a subpoena from the office of the United States Attorney for the Southern District of New York requesting information relating to trading activities in the Company's stock in advance of the January 2003 announcement of recruiting and membership production results for the fourth quarter of 2002. The Company also received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the same subject. The Company is cooperating fully in responding to these requests. The ultimate outcome of these matters is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases, which at December 31, 2002 was $3.3 million. If an unexpected result were to occur in one or more of the pending cases, the amount of damages awarded could differ significantly from management's estimates. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims.

     Certain of the Company's officers and directors are named as defendants in some of the pending litigation against the Company, including the matters described above. Pursuant to the terms of the Oklahoma General Corporation Act and the Company's bylaws and Board of Director authorizations, the Company advances litigation costs and indemnifies its officers and directors, subject to a finding that they have acted with the requisite standard of care. Other than described in Note 10 above, the amount of such expense advancement and indemnification in 2002, 2001 and 2000 was not material as in almost every instance there were no incremental costs of defending the officers and directors over the costs incurred to defend the Company.

     The Company is constructing a new corporate office complex with an estimated completion during the third quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through December 31, 2002 of approximately $12.6 million, including approximately $120,000 of capitalized interest costs, have been paid from existing resources and the real estate line of credit. The Company expects to incur additional indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The Company has entered into construction contracts in the amount of $28.4 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from January 1, 2003 are estimated at approximately $17.5 million.

     Near the end of 2002, the Company committed to acquire significant new computer hardware to supplement its current information technology platform and provide redundancy for its critical business systems. The commitment calls for the Company to expend approximately $1.6 million in 2003 and $800,000 in each of 2004 and 2005. The Company will receive a $1 million vendor rebate during 2003 as a result of this commitment.

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

     Also  included  below  are  stock  options  that  have  been  issued to the
Company's Regional Vice Presidents ("RVPs") in order to encourage stock ownership by its RVPs and to increase the proprietary interest of such persons in its growth and financial success. These options have been granted periodically to RVPs since 1996. Options are granted at fair market value at the date of the grant and are generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There were 244,679, 131,288 and 90,892 total options granted to RVPs in the years ended December 31, 2002, 2001 and 2000, respectively. The Company has not adopted any limit for the number of options that may be granted to RVPs.

     A summary of the status of the Company's total stock option activity as of December 31, 2002, 2001 and 2000 for the years ended on those dates is presented below:

                                                    2002                       2001                      2000
                                           ----------  ---------      ----------  ---------     ----------  ---------
                                                        Weighted                  Weighted                   Weighted
                                                        Average                   Average                   Average
                                                        Exercise                  Exercise                  Exercise
                                             Shares       Price        Shares       Price        Shares       Price
                                           ----------  ---------      ----------  ---------     ----------  ---------
Outstanding at beginning of year.....      1,336,636   $  25.09       1,199,086   $  29.06      1,083,019   $  26.38
Granted..............................        499,679      22.54         443,288      17.64        355,892      32.06
Exercised............................       (329,229)     16.73         (43,175)     20.77       (226,937)     21.09
Terminated...........................         (8,694)     23.31        (262,563)     32.51        (12,888)     28.17
                                           ----------  ---------      ----------  ---------     ----------  ---------
Outstanding at end of year...........      1,498,392   $  26.09       1,336,636   $  25.09      1,199,086   $  29.06
                                           ----------  ---------      ----------  ---------     ----------  ---------
Options exercisable at year end......      1,378,392   $  26.54       1,199,644   $  25.56      1,117,086   $  28.96
                                           ----------  ---------      ----------  ---------     ----------  ---------




     The following table summarizes information about stock options outstanding at December 31, 2002:

                                                            Weighted Average
                                                                Remaining              Weighted Average
 Range of Exercise Prices       Number Outstanding          Contractual Life            Exercise Price
--------------------------      ------------------          ----------------           ----------------
      $15.65 - $22.00                   478,622                      3.3                    $  18.25
      $24.20 - $29.63                   518,266                      3.0                       25.50
      $30.00 - $42.13                   501,504                      1.2                       34.17
                                ------------------          ----------------           ----------------
                                      1,498,392                      2.5                    $  26.09
                                ------------------          ----------------           ----------------



     The following table summarizes information about stock options exercisable at December 31, 2002:

                                                            Weighted Average
                                                                Remaining              Weighted Average
 Range of Exercise Prices       Number Outstanding          Contractual Life            Exercise Price
--------------------------      ------------------          ----------------           ----------------
      $15.65 - $22.00                   413,622                      2.9                    $  18.27
      $24.20 - $29.63                   463,266                      2.8                       25.65
      $30.00 - $42.13                   501,504                      1.2                       34.17
                                ------------------          ----------------           ----------------
                                      1,378,392                      2.2                    $  26.54
                                ------------------          ----------------           ----------------



     During 1988, the Company adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company common stock. The Company, at its option, may make matching contributions to the plan, and recorded expense during 2002, 2001 and 2000 of $207,000, $162,000 and $130,000, based on annual contributions of Company stock of 10,000 shares, 6,100 shares and 5,500 shares, respectively.

Note 14 - Earnings Per Share

     Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

     Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the year. The $3.00 Cumulative Convertible Preferred stock and the Special Preferred stock are considered to be dilutive potential common shares for all periods through the conversion/redemption date and the number of shares issuable on conversion of the $3.00 Cumulative Convertible Preferred stock and the Special Preferred Stock were added to the weighted average number of common shares. At December 31, 2000 all such shares had been converted or redeemed. The weighted average number of common shares is also increased by the number of shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

                                                                                  Year Ended December 31,
                                                                               ------------------------------
Basic Earnings Per Share:                                                        2002       2001      2000
                                                                               --------- ---------  ---------
Earnings:
Income from continuing operations before cumulative effect of change in accounting principle........................................................ $  36,014 $  27,614  $  20,853
Less dividends on preferred shares............................................         -         -          4
                                                                               --------- ---------  ---------
Income from continuing operations before cumulative effect of change in accounting principle applicable to common stockholders...................... $  36,014 $  27,614  $  20,849
                                                                               --------- ---------  ---------
Shares:
Weighted average shares outstanding...........................................    19,674    21,504     22,504
                                                                               --------- ---------  ---------

Diluted Earnings Per Share:


Earnings:
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders after assumed conversions................................................................. $  36,014 $  27,614  $  20,853
                                                                               --------- ---------  ---------
Shares:
Weighted average shares outstanding...........................................    19,674    21,504     22,504
Assumed conversion of preferred stock.........................................         -         -         35
Assumed exercise of options...................................................        90        40        140
                                                                               --------- ---------  ---------
Weighted average number of shares, as adjusted................................    19,764    21,544     22,679
                                                                               --------- ---------  ---------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 921,000 shares, 903,000 shares and 547,000 shares with an average exercise price of $29.76, $29.57 and $35.99, were excluded from the calculation of diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 15 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2002 and 2001.

                                    Selected Quarterly Financial Data
                                 (In thousands, except per share amounts)
                        2002                          1st Quarter  2nd Quarter   3rd Quarter  4th Quarter
                        ----                          -----------  -----------   -----------  -----------
Revenues...........................................    $  82,031    $  87,944     $  90,159    $  90,489
Net income.........................................        8,870        8,527         8,957        9,660

Basic income per common share (1):
  Net Income.......................................    $     .44    $     .42     $     .46    $     .51

Diluted income per common share (1):
  Net Income.......................................    $     .43    $     .42     $     .46    $     .51

                        2001
Revenues...........................................    $  70,325    $  76,808     $  76,215    $  80,313
Income from continuing operations..................        7,518        4,823         7,520        7,753
Income (loss) from discontinued operations,
    net of tax.....................................          158         (102)         (562)           2
Net income.........................................        7,676        4,721         6,958        7,755

Basic income per common share (1):
  Income from continuing operations................    $     .34    $     .22     $     .35    $     .36
  Income (loss) from discontinued operations.......          .01            -          (.03)           -
  Net Income.......................................          .35          .22           .32          .36

Diluted income per common share (1):
  Income from continuing operations................    $     .34    $     .22     $     .35    $     .36
  Income (loss) from discontinued operations.......          .01            -          (.03)           -
  Net Income.......................................          .35          .22           .32          .36

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

     Substantially all of the Company's business is currently conducted in the United States. Revenues from the Company's Canadian operations for 2002, 2001 and 2000 were $4.0 million, $4.4 million and $4.9 million, respectively. The Company has no significant long-lived assets located in Canada.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2003.



                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the Principal Executive Officer and the Principal
     Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 39 of this report.
     (2) Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.

(b)  Reports on Form 8-K: None.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRE-PAID LEGAL SERVICES, INC.
March 17, 2003                  By:  /s/ Randy Harp
                                     -------------------------------------------
                                     Randy Harp
                                     Chief Operating Officer

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

                       Name                                         Position                         Date
                       ----                                         --------                         ----
            /s/ Harland C. Stonecipher                 Chairman of the Board of Directors       March 17, 2003
----------------------------------------------------
              Harland C. Stonecipher                     (Principal Executive Officer)


                  /s/ Randy Harp                          Chief Operating Officer and           March 17, 2003
----------------------------------------------------                Director
                    Randy Harp


               /s/ Steve Williamson                         Chief Financial Officer             March 17, 2003
----------------------------------------------------        (Principal Financial and
                 Steve Williamson                               Accounting Officer)

              /s/ Peter K. Grunebaum                                Director                    March 17, 2003
----------------------------------------------------
                Peter K. Grunebaum

                  /s/ John W. Hail                                  Director                    March 17, 2003
----------------------------------------------------
                   John W. Hail

               /s/ Martin H. Belsky                                 Director                    March 17, 2003
----------------------------------------------------
                 Martin H. Belsky





                                 CERTIFICATIONS

I, Harland C. Stonecipher, Chief Executive Officer, certify that:

(1) I have reviewed this annual report on Form 10-K of Pre-Paid Legal Services, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003               /s/ Harland C. Stonecipher
                                   ---------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman,   Chief  Executive  Officer  and
                                   President




                            CERTIFICATIONS, continued

I, Steve Williamson, Chief Financial Officer, certify that:

(1) I have reviewed this annual report on Form 10-K of Pre-Paid Legal Services, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003               /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer




PRE-PAID LEGAL SERVICES, INC AND SUBSIDIARIES
Schedule I - Condensed Financial Information of the Registrant



                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 BALANCE SHEETS
                               (Amounts in 000's)

                                     ASSETS

                                                                                               December 31,
                                                                                          -----------------------
                                                                                               2002        2001
                                                                                          ----------   ----------
Current assets:
  Cash and cash equivalents............................................................   $  18,828    $  12,999
  Membership income receivable.........................................................       3,201        3,424
  Dividends receivable.................................................................           -        5,000
  Inventories..........................................................................       1,212          922
  Deferred member and associate service costs..........................................      11,873       12,560
  Deferred income taxes................................................................       3,187        2,217
                                                                                          ----------   ----------
      Total current assets.............................................................      38,301       37,122
Available-for-sale investments, at fair value..........................................         450          613
Investments pledged....................................................................         274          274
Property and equipment, net............................................................      25,124       14,202
Investments in and amounts due to/from subsidiaries, net...............................      21,561       19,604
Deferred member and associate service costs............................................       2,991        2,907
Other assets...........................................................................       2,415        5,439
                                                                                          ----------   ----------
        Total assets...................................................................   $  91,116    $  80,161
                                                                                          ----------   ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $   8,329    $   7,383
  Deferred revenue and fees............................................................      16,796       15,806
  Current portion of capital leases payable............................................          14            -
  Current portion of notes payable.....................................................       2,412            -
  Income taxes payable.................................................................       1,234        1,892
  Accounts payable and accrued expenses................................................      12,550        8,682
                                                                                          ----------   ----------
    Total current liabilities..........................................................      41,335       33,763
  Capital leases payable...............................................................         912            -
  Notes payable........................................................................       8,221            -
  Deferred revenue and fees............................................................       4,266        4,158
  Deferred income taxes ...............................................................       1,410           16
                                                                                          ----------   ----------
      Total liabilities................................................................      56,144       37,937
                                                                                          ----------   ----------
Stockholders' equity:
  Common stock.........................................................................         237          248
  Capital in excess of par value.......................................................      43,219       66,223
  Retained earnings....................................................................      90,254       54,240
  Accumulated other comprehensive income...............................................         290          186
  Treasury stock, at cost..............................................................     (99,028)     (78,673)
                                                                                          ----------   ----------
      Total stockholders' equity.......................................................      34,972       42,224
                                                                                          ----------   ----------
        Total liabilities and stockholders' equity.....................................   $  91,116    $  80,161
                                                                                          ----------   ----------

           See accompanying notes to condensed financial statements.



                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF INCOME
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2002          2001          2000
                                                                         -------------  ------------- -------------
Revenues:
  Membership fees......................................................  $    199,849   $    169,036  $    137,139
  Associate services...................................................        37,195         36,019        29,437
  Other................................................................         3,004          2,065         2,434
                                                                        -------------  ------------- -------------
                                                                              240,048        207,120       169,010
                                                                        -------------  ------------- -------------
Costs and expenses:
  Membership benefits..................................................        63,515         52,017        43,491
  Commissions..........................................................        83,097         88,040        77,249
  Associate services and direct marketing..............................        32,516         29,829        22,621
  General and administrative...........................................        13,773         12,307         8,991
  Other, net...........................................................         5,829          4,553         3,068
                                                                        -------------  ------------- -------------
                                                                              198,730        186,746       155,420
                                                                        -------------  ------------- -------------
Income from continuing operations before income taxes, equity in net income of subsidiaries and cumulative effect of
  change in accounting principle.......................................        41,318         20,374        13,590
Provision for income taxes.............................................        14,271          6,593         2,395
                                                                        -------------  ------------- -------------
Income from continuing operations before equity in net income of subsidiaries and cumulative effect of change in accounting
  principle............................................................        27,047         13,781        11,195
Equity in net income of subsidiaries...................................         8,967         13,833         9,658
Income from continuing operations before cumulative effect of
                                                                        -------------  ------------- -------------
  change in accounting principle.......................................        36,014         27,614        20,853
                                                                        -------------  ------------- -------------

Income (loss) from operations of discontinued UFL segment (net of applicable income tax benefit of $0 and $387 for years
  2001 and 2000, respectively).........................................             -           (504)          649
Income before cumulative effect of change in accounting principle......        36,014         27,110        21,502
                                                                        -------------  ------------- -------------
Cumulative effect of adoption of SAB 101 (net of applicable
  income tax benefit of $546)..........................................             -              -        (1,013)
                                                                        -------------  ------------- -------------
Net income.............................................................   $    36,014    $    27,110   $    20,489
                                                                        -------------  ------------- -------------

           See accompanying notes to condensed financial statements.


                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                               2002          2001          2000
                                                                          ------------   ------------  ------------
Net cash provided by operating activities of continuing operations........$    55,380    $    39,673   $    19,870
                                                                          ------------   ------------  ------------

Cash flows from investing activities:
  Proceeds from sale of UFL...............................................          -          1,200             -
  Additions to property and equipment.....................................    (15,184)        (8,326)       (5,516)
  Maturities and sales of investments - available for sale................         64              -           113
                                                                          ------------   ------------  ------------
    Net cash used in investing activities
      of continuing operations............................................    (15,120)        (7,126)       (5,403)
                                                                          ------------   ------------  ------------
Cash flows from financing activities:
  Proceeds from sale of common stock on exercise of options..............       5,088          1,022         4,110
  Decrease in capital lease obligations..................................           -           (223)         (330)
  Purchases of treasury stock............................................     (50,152)       (28,213)      (17,323)
  Proceeds from issuance of debt.........................................      12,300              -             -
  Repayments of debt.....................................................      (1,667)             -             -
  Redemption of preferred stock..........................................           -              -          (167)
  Dividends paid on preferred stock......................................           -              -            (4)
                                                                          ------------   ------------  ------------
    Net cash used in financing activities of continuing operations........    (34,431)       (27,414)      (13,714)
                                                                          ------------   ------------  ------------
Net increase in cash and cash equivalents.................................      5,829          5,133           753
Cash and cash equivalents at beginning of year............................     12,999          7,866         7,113
                                                                          ------------   ------------  ------------
Cash and cash equivalents at end of year..................................$    18,828    $    12,999   $     7,866
                                                                          ------------   ------------  ------------


           See accompanying notes to condensed financial statements.



                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                     Notes to Condensed Financial Statements

Basis of Presentation
In the parent-company-only financial statements, Pre-Paid Legal Services, Inc.'s ("Parent Company") investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Parent Company's consolidated financial statements.

Notes 6 and 12 and the first two paragraphs of Note 10 to the consolidated financial statements of Pre-Paid Legal Services, Inc. relate to the Parent Company and therefore have not been repeated in these notes to condensed financial statements.

Expense Advances and Reimbursements
Pursuant to management agreements with certain subsidiaries, which have been approved by insurance regulators, commission advances are paid and expensed by the Parent Company and the Parent Company is compensated for a portion its general and administrative expenses determined in accordance with the agreements.

Dividends from Subsidiaries
Dividends paid to the Parent Company from its subsidiaries accounted for by the equity method are summarized as follows:

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2002           2001           2000
                                                                         -------------   -----------   ------------

Pre-Paid Legal Casualty, Inc...........................................  $     11,000    $     3,500   $     1,500
Universal Fidelity Life Insurance Company..............................             -          2,800         5,000
                                                                         -------------   -----------   ------------
                                                                         $     11,000    $     6,300   $     6,500
                                                                         -------------   -----------   ------------



                                INDEX TO EXHIBITS


  Exhibit No.                  Description
  -----------                  -----------

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

*10.7Letter Agreements dated July 8, 1993 and March 7, 1994 between the Company and Wilburn L. Smith (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB filed for the year ending December 31, 1993)

10.8 Demand Note of Randy Harp dated December 22, 2000 in favor of the Company (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.9 Loan agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the six-months ended June 30, 2002)

10.10Security agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

10.11Form of Mortgage dated July 23, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

10.12 Demand Note of Randy Harp dated April 14, 2002 in favor of the Company

10.13Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990

*10.14 Deferred compensation plan effective November 6, 2002

21.1 List of Subsidiaries of the Company

23.1 Consent of Grant Thornton LLP

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.


                                  EXHIBIT 10.12

     Demand Note of Randy Harp dated April 14, 2002 in favor of the Company

                                 PROMISSORY NOTE


April 14, 2002                                                     $489,259.50


     FOR VALUE RECEIVED, the undersigned hereby promises to pay to the order of Pre-Paid Legal Services, Inc., an Oklahoma corporation ("Company"), the principal sum of Four Hundred Eighty Nine Thousand Two Hundred Fifty Nine and 50/100 dollars ($489,259.50), together with interest thereon at the rate of ten percent (10%) per annum from the Effective Date. Payments pursuant to this Note shall be made at the offices of the Company, 321 East Main Street, Ada, Oklahoma 74820 or such other place as the holder may designate in writing, in lawful currency of the United States of America.

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

     IN WITNESS HEREOF, this Note has been executed and delivered effective this 14th of April 2002 (the "Effective Date").

                         /s/ Randy Harp
                         -----------------------------------------------------
                         Randy Harp                               ("Promisor")



                                  EXHIBIT 10.13

     Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990

                                SECOND AMENDMENT

                                       TO

                        NEW BUSINESS GENERATION AGREEMENT

     This  Second  Amendment  to  New  Business  Generation  Agreement  ("Second
Amendment") is entered into effective as of the date hereof between Pre-Paid Legal Services, Inc., an Oklahoma corporation ("Pre-Paid") and Harland C. Stonecipher ("Stonecipher") in order to confirm and document the actions of the Board of Directors of Pre-Paid taken on February 26, 2001 with reference to the following circumstances:

          A. Pre-Paid and Stonecipher have entered into a certain New Business Generation Agreement dated as of January 6, 1986, as amended by the First Amendment dated January 1, 1990 ("Agreement"), the existence, validity and continued effectiveness of which the parties hereby confirm, providing for the payment by Pre-Paid to Stonecipher of an override commission with respect to certain membership fee income.

          B. Pre-Paid and Stonecipher desire to document a modification to the Agreement to confirm the original intent of such Agreement that the override commission provided for in the Agreement extends beyond the lifetime of Stonecipher.

     In consideration of the premises and the mutual terms, the covenants and conditions contained herein and in the Agreement, Section 3 and 4 of the Agreement shall be amended to read in their entirety as follows:

          "3.  Continuation of Commissions.  The commissions payable pursuant to
     Section 2 shall continue to be paid to Stonecipher or his successors or assigns for so long as Pre-Paid or any successor continues in the business of offering legal expense plans. In the event of Stonecipher's death, such commissions shall be paid to such beneficiary or beneficiaries as Stonecipher shall have designated in writing to Pre-Paid, or if no such designation has been made, in accordance with his last will and testament or the laws of descent and distribution, whichever are applicable. Such beneficiaries shall have the right to similarly designate successor beneficiaries.

          4. Business Promotion. For so long as Stonecipher is employed by Pre-Paid, he shall devote reasonable efforts to the generation of new membership sales for Pre-Paid and its affiliates. In addition, and not in limitation of the foregoing, Stonecipher shall provide such specific services with respect to generation of new memberships as may be requested from time to time by Pre-Paid, including assistance in arranging financing to fund acquisition costs of new memberships."

         Executed as of the 30th day of December 2002.

                           PRE-PAID LEGAL SERVICES, INC.

                           By:      /s/ Randy Harp
                           --------------------------------------------
                           Randy Harp, Chief Operating Officer


                           /s/ Harland C. Stonecipher
                           --------------------------------------------
                           Harland C. Stonecipher




                                  EXHIBIT 10.14

                          PRE-PAID LEGAL SERVICES, INC.
                           DEFERRED COMPENSATION PLAN


                                    Article I
                              Establishment of Plan

1.1 Purpose. The Pre-Paid Legal Services, Inc. Deferred Compensation Plan is hereby established by the Board of Directors of Pre-Paid Legal Services, Inc., an Oklahoma Corporation, to provide deferred compensation benefits to selected executives of the Corporation as more fully provided herein. The benefits provided under the Plan are intended to be in addition to other employee benefits programs offered by the Corporation, including but not limited to tax-qualified employee benefit plans.

1.2 Effective Date and Term. Pre-Paid Legal Services, Inc. adopts this unfunded deferred compensation plan effective as of November 6, 2002, to be known as the Pre-Paid Legal Services, Inc. Deferred Compensation Plan, hereinafter referred to as the "Plan."

1.3 Applicability of ERISA. This Plan is intended to be a "top-hat" plan. This Plan is an unfunded plan maintained primarily for the purpose of providing deferred compensation to a select group of executives or highly compensated employees within the meaning of ERISA.


                                   Article II
                                   Definitions

         As used within this document, the following words and phrases have the meanings described in this Article II unless a different meaning is required by the context. Some of the words and phrases used in the Plan are not defined in this Article II, but for convenience, are defined as they are introduced into the text. Words in the masculine gender shall be deemed to include the feminine gender. Any headings used are included for ease of reference only and are not to be construed so as to alter any of the terms of the Plan.

2.1 Annual Deferral. The amount of Base Salary and/or Bonuses which the Participant elects to defer in each Deferral Period pursuant to Article 4.1 of the Plan.

2.2 Base Salary. A Participant's basic annual salary (or other amounts paid as a percentage of membership fees or of some other performance criteria) for the applicable Plan Year.

2.3 Beneficiary. An individual or entity designated by a Participant in accordance with Section 13.6.


2.4 Board or Board of Directors. The Board of Directors of the Corporation.


2.5 Bonus. Earnings awarded to a Participant at the option of the Corporation which may or may not occur during each Plan Year.

2.6 Change in Control. A "Change in Control" of the Corporation shall mean the occurrence after the effective date of the Plan of:

     (i) An acquisition (other than directly from the Corporation) of any voting securities of the Corporation (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934 ("Exchange Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of fifty percent (50%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, this subsection
(i) shall not apply to acquisitions of Voting Securities by Harland C. Stonecipher or his affiliates.

     (ii) The individuals who, as of the date of adoption of the Plan by the Board, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the members of the Board; provided, however, that if the election, or nomination for election by the Corporation's common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened 'election contest' (as described in Rule 14A-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

     (iii) The consummation of:

          (A)  A  merger,   consolidation   or   reorganization   involving  the
     Corporation, unless

                    (1) the stockholders of the Corporation,  immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

                    (2) the  individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, and

                    (3) no Person,  other than the Corporation,  any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Corporation, the Surviving Corporation, or any Subsidiary or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifty percent (50%) or more of the then outstanding Voting Securities, has Beneficial Ownership of fifty percent (50%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities;

          (B) A complete liquidation or dissolution of the Corporation; or

          (C) An agreement for the sale or other disposition of all or substantially all of the assets of the Corporation to any Person (other than a transfer to a Subsidiary).

     Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Corporation that, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Corporation, and after such share acquisition by the Corporation, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

2.7 Code. The Internal Revenue Code of 1986. Reference to a section of the Code shall include that section and any comparable section or sections of any future legislation that amends, supplements or supersedes such section.

2.8 Corporation. Pre-Paid Legal Services, Inc.

2.9 Deferral  Account.  The account  established  for a Participant  pursuant to
Section 5.1 of the Plan.


2.10 Deferral Election. The election made by the Participant pursuant to Section
4.1 of the Plan.

2.11 Deferral Period. The Plan Year, or in the case of a newly hired or promoted employee who becomes an Eligible Employee during a Plan Year, the remaining portion of the Plan Year. In the case of the first Plan Year, the Deferral Period commences on November 6, 2002 and ends on December 31, 2002.

2.12 Disability. In the case of a Participant who is covered by a Corporation sponsored disability insurance policy, total disability as defined in such policy without regard to any waiting period. For Participants not covered by such a policy, disability means the Participant suffering a sickness, accident or injury which, in the judgment of a physician satisfactory to the Corporation, prevents the Participant from performing substantially all of his or her normal duties for the Corporation. As a condition to receiving benefits under the Plan for Disability, the Corporation may require the Participant to submit to such physical or mental evaluations and tests as the Corporation may deem appropriate.

2.13 Effective Date. November 6, 2002.

2.14 Eligible Employee. An employee of the Corporation or of any of its subsidiaries who is designated by the Board of Directors of the Corporation. Provided, however, an eligible employee must be a member of a select group of management or highly compensated employee within the meanings of Section 2.01(2), 3.01(a)(3) and 4.01(a)(1) of ERISA.

2.15 ERISA. The Employee Retirement Income Security Act of 1974, as amended.

2.16 IRS. The Internal Revenue Service.

2.17 Normal Retirement Age. Sixty-five (65) years, except that Normal Retirement Age for Harland Stonecipher and Wilburn Smith will be their respective ages ten years from commencement of the Plan.

2.18 Normal Retirement Date. The first day of the first month coincident with or next following the date on which a (i) Participant reaches Normal Retirement Age or (ii) for each of Harland Stonecipher and Wilburn Smith only, the earlier of
(x) ten (10) years from the inception date of the Plan or (y) his actual date of retirement from the Corporation.

2.19 Participant. Any individual who becomes eligible to participate in the Plan pursuant to Article III of the Plan.

2.20 Participant Agreement. The written agreement to defer Salary and/or Bonuses made by the Participant. Such written agreement shall be in a format designated by the Corporation.

2.21 Plan. The Pre-Paid Legal Services, Inc. Deferred Compensation Plan.

2.22 Plan Administrator. The Corporation unless the Corporation designates another individual or entity to hold the position of the Plan Administrator.

2.23 Plan Year. For the initial Plan Year, the period beginning November 6, 2002, and ending on December 31, 2002. Thereafter, "Plan Year" means the 12-month period beginning each January 1 and ending on the following December 31.

2.24 Rabbi Trust. The Rabbi Trust, which the Corporation may, in its discretion, establish for the Plan, as amended from time to time.

2.25 Valuation Date. Each business day of the Plan Year.

2.26 Years of Service. Each consecutive twelve (12) month period during which a Participant is continuously employed by the Corporation.



                                   Article III
                          Eligibility and Participation

3.1 Participation - Eligibility and Initial Period. Participation in the Plan is open only to Eligible Employees of the Corporation. Each Eligible Employee of the Corporation, as of the Effective Date, may become a Participant for the Deferral Period if he submits a properly completed Participant Agreement to the Corporation prior to November 6, 2002 and prior to January 1 for each subsequent year. Any employee becoming an Eligible Employee after the Effective Date, e.g., new hires or promoted employees, may become a Participant for the Deferral Period commencing on or after he becomes an Eligible Employee if he submits a properly completed Participant Agreement within thirty days after becoming eligible for participation.

3.2 Participation - Subsequent Entry into Plan. An Eligible Employee who does not elect to participate at the time of initial eligibility as set forth in
Section 3.1 shall remain eligible to become a Participant in subsequent Plan Years as long as he continues his status as an Eligible Employee. In such event, the Eligible Employee may become a Participant by submitting a properly executed Participant Agreement prior to January 1 of the Plan Year for which it is effective.


                                   Article IV
                                  Contributions

4.1 Deferral Election. Before the first day of each Plan Year, a Participant may file with the Corporation, a Deferral Election Form indicating the amount of Salary and/or Bonus Deferrals for that Plan Year. A Participant shall not be obligated to make a Deferral Election in each Plan Year. After a Plan Year commences, such Deferral Election shall continue for the entire Plan Year and subsequent years except that it shall terminate upon the execution and submission of a newly completed Deferral Election Form or termination of employment.

4.2 Maximum Deferral Election. A Participant may elect to defer up to 50% of Base Salary and/or up to 50% of Bonuses earned during the first Plan Year dated November 6, 2002 to December 31, 2002. Thereafter, a Participant may elect to defer up to 50% of Base Salary and/or up to 50% of Bonuses earned during the corresponding Deferral Period, or such greater percentages the Corporation may permit. A Deferral Election may be automatically reduced if the Corporation determines that such action is necessary to meet Federal or State tax withholding obligations.

4.3 Employer Contributions. The Corporation may, in its sole discretion, make a contribution to the Participants' Deferral Accounts.


                                    Article V
                                    Accounts

5.1 Deferral Accounts. Solely for record keeping purposes, the Plan Administrator shall establish a Deferral Account for each Participant. A Participant's Deferral Account shall be credited with the contributions made by him or on his behalf by the Corporation and shall be credited (or charged, as the case may be) with the hypothetical or deemed investment earnings and losses determined pursuant to Section 5.3, and charged with distributions made to or with respect to him.

5.2 Crediting of Deferral Accounts. Salary and Bonus Deferrals under Section 4.1 shall be credited to a Participant's Deferral Account as of the date on which such contributions were withheld from a Participant's compensation. Contributions under Section 4.3 shall be credited to the Participant's Deferral Account on the date made by the Corporation. Any distribution with respect to a Deferral Account shall be charged to that Account as of the date such payment is made by the Corporation.

5.3 Earning Credits or Losses. Amounts credited to a Deferral Account shall be credited with deemed net income, gain and loss, including the deemed net unrealized gain and loss based on hypothetical investment directions made by the Participant with respect to his Deferral Account on a form designated by the Corporation, in accordance with investment options and procedures adopted by the Corporation in its sole discretion, from time to time. Each Participant shall be permitted to change his investment directions from time to time but no more frequently than quarterly.

5.4 Hypothetical Nature of Accounts. The Plan constitutes a mere promise by the Corporation to make the benefit payments in the future. Any Deferral Account established for a Participant under this Article V shall be hypothetical in nature and shall be maintained for the Corporation's record keeping purposes only, so that any contributions can be credited and so that deemed investment earnings and losses on such amounts can be credited (or charged, as the case may be). Neither the Plan nor any of the Accounts (or sub accounts) shall hold any actual funds or assets. The right of any individual or entity to receive one or more payments under the Plan shall be an unsecured claim against the general assets of the Corporation. Any liability of the Corporation to any Participant, former Participant, or Beneficiary with respect to a right to payment shall be based solely upon contractual obligations created by the Plan. The Corporation, the Board of Directors or any employee, agent, individual or entity shall not be deemed to be a trustee of any amounts to be paid under the Plan. Nothing contained in the Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship, between the Corporation and a Participant, former Participant, Beneficiary, or any other individual or entity. The Corporation may, in its sole discretion, establish a Rabbi Trust as a vehicle in which to place funds with respect to this Plan. The Corporation does not in any way guarantee any Participant's Deferral Account against loss or depreciation, whether caused by poor investment performance, insolvency of a deemed investment or by any other event or occurrence. In no event shall any employee, officer, director, or stockholder of the Corporation be liable to any individual or entity on account of any claim arising by reason of the Plan provisions or any instrument or instruments implementing its provisions, or for the failure of any Participant, Beneficiary or other individual or entity to be entitled to any particular tax consequences with respect to the Plan or any credit or payment thereunder.

5.5 Statement of Deferral Accounts. The Plan Administrator shall provide to each Participant quarterly statements setting forth the value of the Deferral Account maintained for such Participant.


                                   Article VI
                                     Vesting

Vesting. The Corporation's contributions credited to a Participant's Deferral Account under Section 4.3 and any deemed investment earnings attributable to these contributions shall be one hundred percent (100%) vested or nonforfeitable unless the Corporation at the time of making any contribution elects to establish a vesting schedule for any Eligible Employees.


                                   Article VII
                                    Benefits

7.1  Retirement.  Unless  benefits  have already  commenced  pursuant to another section in this Article VII, a Participant shall be entitled to begin receipt of the vested amount credited to his Deferral Account as of the Valuation Date coinciding with his Normal Retirement Date. Payment of any amount under this Section shall commence within thirty (30) days of the Participant's retirement and be in accordance with the payment method elected by the Participant on his Participant Agreement.

7.2 Disability. If a Participant suffers a Disability while employed with the Corporation and before he is entitled to benefits under this Article, he shall receive the amount credited to his Deferral Account as of the Valuation Date coinciding with the Date on which the Participant is determined to have suffered a Disability. Payment of any amount under this Section shall commence within thirty (30) days of when the Corporation determines the existence of the Participant's Disability and be in accordance with the payment method elected by the Participant on his Participant Agreement.

7.3 Pre-Retirement Survivor. If a Participant dies before becoming entitled to benefits under this Article, the Beneficiary or Beneficiaries designated under
Section 13.6 shall receive a lump sum payment equal to $500,000 in addition to the vested amount credited to his Deferral Account as of the Valuation Date coinciding with the date of death. Payment of any amount under this Section shall commence within thirty (30) days of the Participant's death and be in accordance with the payment method elected by the Participant on his Participant Agreement.

7.4 Post-Retirement Survivor Benefit. If a Participant dies after benefits have commenced, but prior to receiving complete payment of benefits under this Article, the Beneficiary or Beneficiaries designated under Section 12.6, shall receive in a single lump sum the vested amount credited to the Participant's
Deferral Account as of the Valuation Date coinciding with the date of the Participant's death. Payment of any amount under this Section shall be made within thirty (30) days of the Participant's death, or if later, within 30 days of when the Corporation receives notification of or otherwise confirms the Participant's death. If the Beneficiary elects, they can continue to receive benefits over the same period which the Participant had previously elected.

7.5 Termination. If a Participant's employment terminates with the Corporation before he becomes entitled to receive benefits by reason of any of the above Sections, he shall receive the vested amount credited to his Deferral Account as of the Valuation Date coinciding with the date on which the Participant's employment terminates. Payment of any amount under this Section shall be made within thirty (30) days of when the Participant terminates his employment with the Corporation and be in accordance with the payout method elected by the Participant on his/her Participant Agreement. Irrespective of the Participant's election, the Corporation may, at its discretion, pay the Participant in a lump sum.

7.6 Change in Control. If a Change in Control occurs before a Participant becomes entitled to receive benefits by reason of any of the above Sections or before the Participant has received complete payment of his benefits under this Article, the Participant shall receive the vested amount credited to his Account as of the Valuation Date immediately preceding the date on which the Change in Control occurs. Payment of any amount under this Section shall be made within thirty (30) days of the date of the Change in Control and be in accordance with the payout method elected by the Participant on his/her Participant Agreement.

7.7 Payment Methods. Unless otherwise provided in this Article VII, a Participant may elect to receive payment of the amount credited to his Deferral Account in a single lump sum or in five (5), ten (10) or fifteen (15) annual installments. This election must be made on the Participant Agreement and Election Form for the corresponding Plan Year. Any installment payments shall be paid monthly on the first practicable day after the distributions are scheduled to commence. The Deferral Account shall continue to be credited with earnings and losses as provided in Section 5.3 during any installment payment period. Each installment payment shall be determined by multiplying the Deferral Account Balance at the time of the payment by a fraction, the numerator of which is one and the denominator of which is the number of remaining installment payments.

7.8 Emergency Distribution. A Participant receiving benefits in installments may request an additional distribution or change in method of distribution to such Participant as a result of an "unforeseeable emergency", which, if approved as provided below, shall be made to the requesting Participant. Such distribution may be approved if the Corporation determines after reviewing such information as the requesting Participant submits, that an unforeseeable emergency has occurred. The amount of any distribution shall be limited to the amount necessary to meet the unforeseeable emergency. "Unforeseeable emergency" means any unanticipated emergency caused by an event beyond the control of a Participant that results in severe financial hardship.

7.9 Unscheduled In-Service Distributions. A Participant may request an unscheduled in-service distribution of all or any portion of his Deferral Account balance before he would otherwise become entitled to receive the benefits under the Plan. The Corporation, in its sole and unfettered discretion, may approve such a request upon the imposition of a ten percent (10%) forfeiture penalty to the Corporation from the amount of the in-service distribution requested by the Participant.

7.10 Acceleration of Distributions. The Corporation may, in its sole discretion, accelerate the distribution of, or alternate the method of payment of, benefits payable to a Participant. In addition, if a Participant's total vested Deferral Account balance, determined as of the date on which the Participant terminates employment is $50,000 or less, or if an income tax assessment has been levied against Participant with respect to the Deferral Account before distribution, the Participant's Deferral Account shall be distributed in a lump sum as soon as administratively practicable following his or her termination of employment or the receipt by the Corporation of evidence of such income tax assessment.


                                  Article VIII
                             Establishment of Trust

8.1 Establishment of Trust. The Corporation may establish a Rabbi Trust for the Plan. If established, all benefits payable under this Plan to a Participant shall be paid directly by the Corporation from the Rabbi Trust. To the extent that such benefits are not paid from the Rabbi Trust, the benefits shall be paid from the general assets of the Corporation. The Rabbi Trust is, if any, shall be an irrevocable grantor trust which conforms to the terms of the model trust as described in IRS Revenue Procedure 92-64, I.R.B. 1992-33. The assets of the Rabbi Trust are subject to the claims of the Corporation's creditors in the event of its insolvency. Except as provided under a Rabbi Trust, the Corporation shall not be obligated to set aside, earmark or escrow any funds or other assets to satisfy its obligations under this Plan, and the Participant and/or his designated Beneficiaries shall not have any property interest in any specific assets of the Corporation other than the unsecured right to receive payments from the Corporation, as provided in this Plan.


                                   Article IX
                               Plan Administration

9.1 Plan Administration. The Plan shall be administered by such persons as the Corporation shall appoint. The Corporation shall construe and interpret the Plan, including disputed and doubtful terms and provisions and, in its sole discretion, decide all questions of eligibility and determine the amount, manner and time of payment of benefits under the Plan. The determinations and interpretations of the Corporation shall be consistently and uniformly applied to all Participants and Beneficiaries, including but not limited to interpretations and determinations of amounts due under this Plan, and shall be final and binding on all parties. The Plan at all times shall be interpreted and administered as an unfunded deferred compensation plan, and no provision of the Plan shall be interpreted so as to give any Participant or Beneficiary any right in any asset of the Corporation which is a right greater than the right of a general unsecured creditor of the Corporation.


                                    Article X
                            Nonalienation of Benefits

10.1 Nonalienation of Benefits. The interests of Participants and their Beneficiaries under this Plan are not subject to the claims of their creditors and may not be voluntarily or involuntarily sold, transferred, alienated, assigned, pledged, anticipated, or encumbered, attached or garnished. Any attempt by a Participant, his Beneficiary, or any other individual or entity to sell, transfer, alienate, assign, pledge, anticipate, encumber, attach, garnish, charge or otherwise dispose of any right to benefits payable shall be void. The Corporation may cancel and refuse to pay any portion of a benefit which is sold, transferred, alienated, assigned, pledged, anticipated, encumbered, attached or garnished. The benefits which a Participant may accrue under this Plan are not subject to the terms of any Qualified Domestic Relations Order (as that term is defined in Section 414(p) of the Code) with respect to any Participant, and the Plan Administrator, Board of Directors and Corporation shall not be required to comply with the terms of such order in connection with this Plan. The withholding of taxes from Plan payments, the recovery of Plan overpayments of benefits made to a Participant or Beneficiary, the transfer of Plan benefit rights from the Plan to another plan, or the direct deposit of Plan payments to an account in a financial institution (if not actually a part of an arrangement constituting an assignment or alienation) shall not be construed as assignment or alienation under this Article.


                                   Article XI
                            Amendment and Termination

11.1 Amendment and Termination. The Corporation reserves the right to amend or alter, retroactively or prospectively, or discontinue this Plan at any time. Such action may be taken in writing by any officer of the Corporation who has been duly authorized by the Corporation to perform acts of such kind. However, no such amendment shall deprive any Participant or Beneficiary of any portion of any benefit which would have been payable had the Participant's employment with the Corporation terminated on the effective date of such amendment or termination. Notwithstanding the provisions of this Article to the contrary, the Corporation may amend the Plan at any time, in any manner, if the Corporation determines any such amendment is required to ensure that the Plan is characterized as providing deferred compensation for a select group of management or highly compensated employees and as described in ERISA Sections 201(2), 301(a)(3) and 401(a)(1) or to otherwise conform the Plan to the provisions of any applicable law including ERISA and the Code.


                                   Article XII
                               General Provisions

12.1 Good Faith Payment. Any payment made in good faith in accordance with provisions of the Plan shall be a complete discharge of any liability for the making of such payment under the provisions of this Plan.

12.2 No Right to Employment. This Plan does not constitute a contract of employment, and participation in the Plan shall not give any Participant the right to be retained in the employment of the Corporation.

12.3 Binding Effect. The provisions of this Plan shall be binding upon the Corporation and its successors and assigns and upon every Participant and his heirs, Beneficiaries, estates and legal representatives.

12.4  Participant  or  Beneficiary  Change  of  Address.   Each  Participant  or
Beneficiary entitled to benefits shall file with the Plan Administrator, in writing, any change of post office address. Any check representing payment and any communication addressed to a Participant or Beneficiary or a former
Participant or Beneficiary at this last address filed with the Plan Administrator, or if no such address has been filed, then at his last address as indicated on the Corporation's records, shall be binding on such Participant or Beneficiary for all purposes of the Plan, and neither the Plan Administrator nor the Corporation or other payer shall not be obliged to search for or ascertain the location of any such Participant or Beneficiary. If the Plan Administrator is in doubt as to the address of any Participant or Beneficiary entitled to benefits or as to whether benefit payments are being received by a Participant or Beneficiary, it shall, by registered mail addressed to such Participant or Beneficiary at his last known address, notify such Participant or Beneficiary that:

     (i) All unmailed and future Plan payments shall be withheld until Participant or Beneficiary provides the Plan Administrator with evidence of such Participant's or Beneficiary's continued life and proper mailing address; and

     (ii) Participant's or Beneficiary's right to any Plan payment shall, at the option of the Corporation, be canceled forever, if, at the expiration of five (5) years from the date of such mailing, such Participant or Beneficiary shall not have provided the Corporation with evidence of his continued life and proper mailing address.

12.5 Notices. Each Participant and Beneficiary shall furnish to the Plan Administrator any information the Plan Administrator deems necessary for purposes of administering the Plan, and the payment provisions of the Plan are conditional upon the Participant and Beneficiary furnishing promptly such true and complete information as the Plan Administrator may request. Each Participant and Beneficiary shall submit proof of his age when required by the Plan Administrator. The Plan Administrator shall, if such proof of age is not submitted as required, use such information as is deemed by it to be reliable, regardless of the lack of proof, or the misstatement of the age of individuals entitled to benefits. Any notice or information which, according to the terms of the Plan or requirements of the Plan Administrator, must be filed with the Plan Administrator, shall be deemed so filed if addressed and either delivered in person or mailed to and received by the Plan Administrator, in care of the Corporation at:

              Pre-Paid Legal Services, Inc.
              321 East Main Street
              Ada, OK 74821
              Attn:  Chief Financial Officer

12.6 Designation of Beneficiary. Each Participant shall designate, by name, on Beneficiary designation forms provided by the Plan Administrator, the Beneficiary(ies) who shall receive any benefits which might be payable after such Participant's death. A Beneficiary designation may be changed or revoked without such Beneficiary's consent at any time or from time to time in the manner as provided by the Plan Administrator, and the Plan Administrator shall have no duty to notify any individual or entity designated as a Beneficiary of any change in such designation which might affect such individual or entity's present or future rights. If the designated Beneficiary does not survive the Participant, all amounts which would have been paid to such deceased Beneficiary shall be paid to any remaining Beneficiary in that class of beneficiaries, unless the Participant has designated that such amounts go to the lineal descendants of the deceased Beneficiary. If none of the designated primary Beneficiaries survive the Participant, and the Participant did not designate that payments would be payable to such Beneficiary's lineal descendants, amounts otherwise payable to such Beneficiaries shall be paid to any successor Beneficiaries designated by the Participant, or if none, to the Participant's spouse, or, if the Participant was not married at the time of death, the Participant's estate.

No Participant shall designate more than five (5) simultaneous beneficiaries, and if more than one (1) beneficiary is named, Participant shall designate the share to be received by each Beneficiary. Despite the limitation on five (5) Beneficiaries, a Participant may designate more than five (5) beneficiaries provided such beneficiaries are the surviving spouse and children of the Participant. If a Participant designates alternative, successor, or contingent beneficiaries, such Participant shall specify the shares, terms and conditions upon which amounts shall be paid to such multiple, alternative, successor or contingent beneficiaries. Except as provided otherwise in this Section, any payment made under this Plan after the death of a Participant shall be made only to the Beneficiary or Beneficiaries designated pursuant to this Section.

12.7 Claims. Any claim for benefits must initially be submitted in writing to the Plan Administrator. If such claim is denied (in whole or in part), the claimant shall receive notice from the Plan Administrator, in writing, setting forth the specific reasons for denial, with specific reference to applicable provisions of this Plan. Such notice shall be provided within ninety (90) days of the date the claim for benefits is received by the Plan Administrator, unless special circumstances require an extension of time for processing the claim, in which event notification of the extension shall be provided to the claimant prior to the expiration of the initial 90 day period. The extension notification shall indicate the special circumstances requiring the extension of time and the date by which the Plan Administrator expects to render its decision. Any such extension shall not exceed 90 days. Any disagreements about such interpretations and construction may be appealed in writing by the claimant to the Chief
Executive Officer of the Corporation (or the Board of Directors if the Chief Executive Officer is a Participant) within sixty (60) days. After receipt of such Appeal, the Chief Executive Officer of the Corporation (or the Board of Directors if the Chief Executive Officer is a Participant) shall respond to such appeal within sixty (60) days, with a notice in writing fully disclosing its decision and its reasons. If special circumstances require an extension of time to process the appealed claim, notification of the extension shall be provided to the claimant prior to the commencement of the extension. Any such extension shall not exceed 60 days. No member of the Board of Directors, or any committee thereof, or any employee or officer of the Corporation, shall be liable to any individual or entity for any action taken hereunder, except those actions undertaken with lack of good faith.

12.8 Action by Board of Directors. Any action required to be taken by the Board of Directors of the Corporation pursuant to the Plan provisions may be performed by a committee of the Board, to which the Board of Directors of the Corporation delegates the authority to take actions of that kind.

12.9 Governing Law. To the extent not superseded by the laws of the United States, the laws of the State of Oklahoma shall be controlling in all matters relating to this Plan.

12.10 Severability. In the event any provision of this Plan shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining provisions of the Plan, and the Plan shall be interpreted and enforced as if such illegal and invalid provisions had never been set forth.

12.11 Withholding. The Corporation may withhold from any payment of benefits under the Plan such amounts as the Corporation determines or required to be withheld for payment of any taxes as required by applicable law.



                                  EXHIBIT 21.1

                          PRE-PAID LEGAL SERVICES, INC.
                           Subsidiaries of Registrant




                                                                State or         Percentage of
                                                                Province         Ownership by
                    Name of Subsidiary                       Incorporation         Registrant
                    ------------------                       -------------       --------------

Pre-Paid Legal Casualty, Inc.                                   Oklahoma              100%

American Legal Services, Inc.                                   Oklahoma              100%

Pre-Paid Legal Services, Inc. of Florida                        Florida               100%

C & A Investments, Inc.                                         Oklahoma              100%

Pre-Paid Legal Administrators, Inc.                             Oklahoma              100%

Justice 900, Inc.                                               Oklahoma              100%

Legal Service Plans of Virginia, Inc.                           Virginia              100%

Ada Travel Service, Inc.                                        Oklahoma              100%

Pre-Paid Canadian Holdings, L.L.C.                              Oklahoma              100%

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

Pre-Paid Legal Services of Tennessee, Inc.                     Tennessee         100% owned by
                                                                                 Pre-Paid Legal
                                                                                 Casualty, Inc.

PPL Legal Care of Canada Corporation                          Nova Scotia,       100% owned by
                                                                 Canada        Pre-Paid Canadian
                                                                                Holdings, L.L.C.


                                  EXHIBIT 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have issued our report dated February 18, 2003, accompanying the consolidated financial statements included in the Annual Report of Pre-Paid Legal Services, Inc. on Form 10-K for the year ended December 31, 2002. We hereby consent to the incorporation by reference of said report in the Registration Statements of Pre-Paid Legal Services, Inc. on Forms S-8 (File No. 33-82144, effective July 28, 1994, File No. 33-62663, effective September 14, 1995, File No. 333-53183, effective May 20, 1998 and File No. 333-38386, effective June 1, 2000).



GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 18, 2003



                                  Exhibit 99.1

                                  CERTIFICATION


         Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 17, 2003               /s/ Harland C. Stonecipher
                                   Harland C. Stonecipher
                                   ------------------------------------------
                                   Chairman,   Chief  Executive  Officer  and
                                    President

         The foregoing certification is being furnished solely pursuant to 18 U.S.C.ss.1350.



                                  Exhibit 99.2

                                  CERTIFICATION


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 17, 2003               /s/ Steve Williamson
                                   Steve Williamson
                                   ------------------------------------------
                                   Chief Financial Officer

         The foregoing certification is being furnished solely pursuant to 18 U.S.C.ss.1350.