Form 10-Q
period 2003-03-31
PRE PAID LEGAL SERVICES INC
filed 2003-04-28
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2003


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  |X|   No  [ ]

     The number of shares outstanding of the registrant's common stock as of April 25, 2003 was 17,838,776.



                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2003


                                    CONTENTS



Part I.  Financial Statements

         Item 1.     Financial Statements of Registrant:

a)    Consolidated Balance Sheets
         as of March 31, 2003 (Unaudited) and
         December 31, 2002

b)    Consolidated Statements of Income
         (Unaudited) for the three months ended
         March 31, 2003 and 2002

c)    Consolidated Statements of Comprehensive Income
         (Unaudited) for the three months
         March 31, 2003 and 2002

d)    Consolidated Statements of Cash Flows
         (Unaudited) for the three months ended
         March 31, 2003 and 2002

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


Signatures

Certifications




ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                          March 31,       December 31,
                                                                                             2003             2002
                                                                                        ------------     ------------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents........................................................     $    17,067      $    20,858
  Available-for-sale investments, at fair value....................................           4,479            3,970
  Membership income receivable.....................................................           5,300            5,247
  Inventories......................................................................           1,067            1,212
  Deferred member and associate service costs......................................          14,405           13,639
  Deferred income taxes............................................................           4,479            4,603
  Other current assets.............................................................           1,000              275
                                                                                        ------------     ------------
      Total current assets.........................................................          47,797           49,804
Available-for-sale investments, at fair value......................................          11,302           11,560
Investments pledged................................................................           4,200            4,160
Property and equipment, net........................................................          32,121           25,593
Deferred member and associate service costs........................................           2,909            2,991
Other assets.......................................................................           3,336            2,728
                                                                                        ------------     ------------
        Total assets...............................................................     $   101,665      $    96,836
                                                                                        ------------     ------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     8,653      $     8,610
  Deferred revenue and fees........................................................          23,276           22,612
  Current portion of capital leases payable........................................             808               14
  Current portion of notes payable.................................................           1,787            2,412
  Income taxes payable.............................................................           5,896                -
  Accounts payable and accrued expenses............................................          15,252           13,498
                                                                                        ------------     ------------
    Total current liabilities......................................................          55,672           47,146
  Capital leases payable...........................................................           1,696              912
  Notes payable....................................................................          11,446            8,221
  Deferred revenue and fees........................................................           4,144            4,266
  Deferred income taxes ...........................................................           1,410            1,319
                                                                                        ------------     ------------
      Total liabilities............................................................          74,368           61,864
                                                                                        ------------     ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 22,691 and
    23,688 issued at March 31, 2003 and December 31, 2002, respectively............             227              237
  Capital in excess of par value...................................................          23,364           43,219
  Retained earnings................................................................         102,288           90,254
  Accumulated other comprehensive income...........................................             446              290
  Treasury stock, at cost; 4,852 shares held at
    March 31, 2003 and December 31, 2002...........................................         (99,028)         (99,028)
                                                                                        ------------     ------------
      Total stockholders' equity...................................................          27,297           34,972
                                                                                        ------------     ------------
        Total liabilities and stockholders' equity.................................     $   101,665      $    96,836
                                                                                        ------------     ------------


   The accompanying notes are an integral part of these financial statements.






                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                        2003          2002
                                                                                    -----------   -----------
Revenues:
  Membership fees................................................................   $   81,547    $   71,894
  Associate services.............................................................        7,537         9,019
  Other..........................................................................        1,236         1,118
                                                                                    -----------   -----------
                                                                                        90,320        82,031
                                                                                    -----------   -----------
Costs and expenses:
  Membership benefits............................................................       26,725        24,312
  Commissions....................................................................       28,178        27,808
  Associate services and direct marketing........................................        7,059         7,568
  General and administrative.....................................................        7,993         7,802
  Other, net.....................................................................        1,993           999
                                                                                    -----------   -----------
                                                                                        71,948        68,489
                                                                                    -----------   -----------

Income before income taxes.......................................................       18,372        13,542
Provision for income taxes.......................................................        6,338         4,672
                                                                                    -----------   -----------
Net income.......................................................................   $   12,034    $    8,870
                                                                                    -----------   -----------

Basic earnings per common share..................................................   $     .67     $     .44
                                                                                    -----------   -----------

Diluted earnings per common share................................................   $     .67     $     .43
                                                                                    -----------   -----------


   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                                     Three Months Ended March
                                                                                                31,
                                                                                        2003          2002
                                                                                    -----------   -----------

Net income.......................................................................   $   12,034    $    8,870
                                                                                    -----------   -----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment........................................           68            42
                                                                                    -----------   -----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period......................           88          (334)
      Less: reclassification adjustment for realized gains included in net income            -           (33)
                                                                                    -----------   -----------
                                                                                            88          (367)
                                                                                    -----------   -----------
Other comprehensive income, net of income taxes of $47 and ($198)................          156          (325)
                                                                                    -----------   -----------
Comprehensive income.............................................................   $   12,190    $    8,545
                                                                                    -----------   -----------



   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                        2003          2002
                                                                                    -----------   -----------

Cash flows from operating activities:
Net income.......................................................................   $   12,034    $    8,870
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes............................................          167           189
  Depreciation and amortization..................................................        1,693         1,197
  Tax benefit on exercise of stock options.......................................            -           164
  (Increase) decrease in Membership income receivable............................          (53)          172
  Decrease (increase) decrease in inventories....................................          145           (87)
  Increase in deferred member and associate service costs........................         (684)       (1,049)
  Increase in other assets.......................................................       (1,333)         (262)
  Increase in accrued Membership benefits........................................           43           143
  Increase in deferred revenue and fees..........................................          542         1,502
  Increase in income taxes payable...............................................        5,896         3,232
  Increase in accounts payable and accrued expenses..............................        1,822         3,992
                                                                                    -----------   -----------
    Net cash provided by operating activities....................................       20,272        18,063
                                                                                    -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (5,846)       (2,704)
  Purchases of investments - available for sale..................................         (155)       (5,867)
  Maturities and sales of investments - available for sale.......................            -         5,067
                                                                                    -----------   -----------
        Net cash used in investing activities....................................       (6,001)       (3,504)
                                                                                    -----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of common stock options.................................           55           983
  Decrease in capital lease obligations..........................................         (797)            -
  Proceeds from issuance of debt.................................................        3,600             -
  Repayments of debt.............................................................       (1,000)            -
  Purchases of treasury stock....................................................      (19,920)      (20,355)
                                                                                    -----------   -----------
        Net cash used in financing activities ...................................      (18,062)      (19,372)
                                                                                    -----------   -----------

Net decrease in cash and cash equivalents........................................       (3,791)       (4,813)
Cash and cash equivalents at beginning of period.................................       20,858        14,290
                                                                                    -----------   -----------
Cash and cash equivalents at end of period.......................................   $   17,067    $    9,477
                                                                                    -----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................   $      106    $        -
                                                                                    -----------   -----------
  Income taxes paid..............................................................   $        -    $    1,087
                                                                                    -----------   -----------

   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
                                   (Unaudited)

Note 1 - Basis Of Presentation

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three months ended March 31, 2003 are not necessarily indicative of results expected for the full year.

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

     Stock-Based Compensation
     At March 31, 2003, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               ---------------------
                                                                                 2003        2002
                                                                               ---------   ---------
Net income, as reported...................................................     $ 12,034    $  8,870
Deduct:  Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects........         (296)       (701)
                                                                               ---------   ---------
Pro forma net income......................................................     $ 11,738    $  8,169
                                                                               ---------   ---------
Earnings per share:
    Basic - as reported...................................................     $    .67    $    .44
    Basic - pro forma.....................................................     $    .65    $    .40
    Diluted - as reported.................................................     $    .67    $    .43
    Diluted - pro forma...................................................     $    .65    $    .40





Note 2 - Contingencies

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals, and as of March 31, 2003, the case was in the briefing stage. The Company is unable to predict when a decision will be made on this appeal. In August 2002, the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. The ultimate outcome of this case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of memberships. As of March 31, 2003, the Company was aware of 28 separate lawsuits involving approximately 298 plaintiffs that have been filed in multiple counties in Alabama. One suit involving two plaintiffs which was filed as a class action has been dismissed with prejudice as to the class allegations and without prejudice as to the individual claims. As of March 31, 2003, the Company was aware of 14 separate lawsuits involving approximately 428 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name the Company's provider attorney in Mississippi as a defendant. Proceedings in eleven cases which name the Company's provider attorney as a defendant have been stayed for at least 90 days as to the provider attorney (and as to all defendants in some cases) due to the rehabilitation proceeding involving the provider law firm's insurer. In addition, two cases have been stayed by the Mississippi Supreme Court pending its ruling on the Pre-Paid defendants' appeal of the trial court's granting of a partial summary judgment that the action is not required to be submitted to arbitration. At least two complaints have been filed on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002 and December 2002. The Company has responded to the Attorney General's requests for information with respect to both complaints, and as of March 31, 2003, the Company was not aware of any further actions being taken by the Attorney General. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the Company's membership agreements, and has appealed the state court rulings in favor of certain of the plaintiffs on the arbitration issue to the Mississippi Supreme Court. These cases are all in various stages of litigation, including trial settings beginning in Alabama in May, 2003, and seek varying amounts of actual and punitive damages. While the amount of membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against the Company and certain of its officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to the Company's memberships and seeking unspecified damages on behalf of a "nationwide" class. The Company's preliminary motions in this case have been denied, and, as of March 31, 2003, the Company's appeal of the denial of its motion to compel arbitration is pending before the Oklahoma Supreme Court. The ultimate outcome of this case is not determinable.

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action is a putative class action brought by Gina Kotwitz, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with the Company's commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates. The impact of the claims alleged under the Consumer Credit Code and the assertion of entitlement to injunctive relief could exceed $315 million if plaintiffs are successful both in their request for class certification and on the merits, but plaintiffs have stated that they no longer seek class certification on the Consumer Credit Code claims. The impact of the remaining claims as to which plaintiffs currently seek class certification could exceed $218 million if plaintiffs are successful both in their request for class certification and on the merits. The plaintiffs' request for class certification is set for hearing on July 22, 2003. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Company filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002. All discovery in the action is stayed pending a ruling on the motion to dismiss. As of March 31, 2003, all briefs had been filed by the parties on the motion to dismiss and a decision on the motion will be made by the Court. The Company is unable to predict when a decision will be made. The ultimate outcome of this case is not determinable.

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

     On January 30, 2003, the Company announced that it had received a subpoena from the office of the United States Attorney for the Southern District of New York requesting information relating to trading activities in the Company's stock in advance of the January 2003 announcement of recruiting and membership production results for the fourth quarter of 2002. The Company also received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the same subject and requesting that the Company voluntarily provide certain information. The Company has responded to these requests and, as of March 31, 2003, there had been no further developments in these matters. The ultimate outcome of these matters is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases, which at March 31, 2003 was $3.3 million. If an unexpected result were to occur in one or more of the pending cases, the amount of damages awarded could differ significantly from management's estimates. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims.

     The Company is constructing a new corporate office complex with an estimated completion during the third quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through March 31, 2003 of approximately $17.5 million, including approximately $222,000 of capitalized interest costs, have been paid from existing resources and the real estate line of credit. The Company expects to incur additional indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The Company has entered into construction contracts in the amount of $28.2 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from April 1, 2003 are estimated at approximately $12.5 million.

Note 3 - Treasury Stock Purchases

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 7,000,000 shares during subsequent board meetings. At March 31, 2003, the Company had purchased 6.5 million treasury shares under these authorizations for a total consideration of $145.0 million, an average price of $22.32 per share. During the quarter ended March 31, 2003, the Company purchased and formally retired 1 million shares of treasury shares reducing its common stock by $10,000 and its capital in excess of par by $19.9 million. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and the Company's expected cash flows, management believes that purchasing treasury shares enhances shareholder value. The Company expects to continue its treasury stock program and may seek alternative sources of financing to continue or accelerate the program.

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

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                               -------------------
Basic Earnings Per Share:                                                                        2003       2002
                                                                                               --------- ---------
Net income..................................................................................   $  12,034 $   8,870
                                                                                               --------- ---------
Shares:
Weighted average shares outstanding.........................................................      18,039    20,304
                                                                                               --------- ---------

Diluted Earnings Per Share:
Earnings:
Net income..................................................................................    $ 12,034  $  8,870
                                                                                               --------- ---------
Shares:
Weighted average shares outstanding.........................................................      18,039    20,304
Assumed exercise of options.................................................................          16       140
                                                                                               --------- ---------
Weighted average number of shares, as adjusted..............................................      18,055    20,444
                                                                                               --------- ---------



Note 5 - Recent Issued Accounting Pronouncements

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

Note 6 - Notes Payable and Capital Leases

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provides for funding of up to $10 million to finance treasury stock purchases through May 31, 2003 with scheduled monthly repayments beginning after the initial advance and ending no later than May 31, 2004 with interest at the 30 day LIBOR Rate plus two percent, adjusted monthly. The real estate line of up to $20 million may be funded over the period ending December 31, 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning December 31, 2003 in monthly principal payments equal to the principal balance outstanding at December 31, 2003 divided by 105 plus interest with a balloon payment on September 30, 2008. Additionally, interest on the outstanding balance of the real estate line is payable monthly through November 30, 2003.

     As of March 31, 2003, the Company had accessed $4 million of the $10 million treasury stock purchase line and made repayments of $2.7 million and had accessed $11.9 million of the $20 million real estate line. The interest rates as of March 31, 2003 are 3.30% and 3.55% for the treasury stock loan and the real estate loan, respectively. The $1.3 million used to purchase treasury stock, net of repayments of $2.7 million, is scheduled to be paid off by July 30, 2003 and therefore has been classified as short term. Monthly principal payments on the treasury stock line are $333,333. The Company is scheduled to begin principal payments on the real estate line on December 31, 2003. As of March 31, 2003, interest capitalized related to construction in progress was $222,000.

     These lending agreements contain the following financial covenants: (a) the Company's quarterly Debt Coverage Ratio shall not be less than 125%; (b) the Company shall not permit the ratio of its Total Liabilities to its Tangible Net Worth to exceed 3.75 to 1.00, measured at the end of each calendar quarter; (c) the Company's cancellation rate on contracts less than or equal to twelve months old shall not exceed 50% for fiscal year 2002 and 45% for each fiscal year thereafter, on a trailing twelve months basis, (d) the Company shall maintain a rolling twelve month average retention rate of membership contracts in place for greater than eighteen months of not less than 70%, calculated on a calendar quarter basis, and (e) the Company shall maintain tangible net worth of at least $15 million at the end of each calendar quarter.

     A schedule of outstanding balances and future maturities as of March 31, 2003 follows:

Real estate line of credit.................    $      11,900
Stock purchase line of credit..............            1,333
Total notes payable........................           13,233
Less: Current portion of notes payable.....           (1,787)
Long term portion..........................   ----------------
                                               $      11,446
                                              ----------------
Repayment Schedule commencing
    April 2003:
Year 1.....................................    $       1,787
Year 2.....................................            1,360
Year 3.....................................            1,360
Year 4.....................................            1,360
Year 5.....................................            1,360
Thereafter.................................            6,006
Total notes payable........................   ----------------
                                               $      13,233
                                              ----------------

     During the three months ended March 31, 2003, the Company entered into a capital lease in the amount of $2.4 million to acquire significant new computer hardware to supplement its current information technology platform and provide redundancy for its critical business systems. The capital lease requires the Company to make annual payments of $792,000 beginning January 2003 through January 2005. Pursuant to this lease, the Company received a $1 million vendor rebate during April 2003, which is recorded as a receivable in other current assets and a reduction in property and equipment at March 31, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     The Company reported net income of $12.0 million, or $.67 per diluted common share, for the three months ended March 31, 2003, up 36% from net income of $8.9 million, or $.43 per diluted common share, for the comparable period of the prior year. Diluted earnings per share increased 56% due to increased net income of 36 percent and an approximate 12 percent decrease in the weighted average number of outstanding shares.

     Membership fees totaled $81.5 million during 2003 compared to $71.9 million for 2002, an increase of 13%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 11% during the three months ended March 31, 2003 to 178,820 from 200,780 during the comparable period of 2002. At March 31, 2003, there were 1,394,569 active Memberships in force compared to 1,287,199 at March 31, 2002, an increase of 8%. Additionally, the average annual fee per Membership has increased from $253 for all Memberships in force at March 31, 2002 to $256 for all Memberships in force at March 31, 2003, a 1% increase, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member, a larger number of Legal Shield subscribers and increased sales of the Company's business oriented memberships.

     Associate services revenue decreased 16% from $9.0 million for the first three months of 2002 to $7.5 million during the same period of 2003 primarily as a result of a reduced associate entry fee of $149 during the first three months of March 2003 compared to the typical associate fee of $249 charged during January and February of 2002 and the reduced fee of $149 during March of 2002 and due to fewer new associates recruited. The associate entry fee has been reduced periodically in the past and may continue to be reduced at certain times in future periods. Although the reduction in the associate fee may lead to lower associate services revenues overall, the reduced fee typically increases the number of new associates that join and to a great extent offsets the overall reduction in revenue. As a result of this lower fee for the 2003 quarter, the Fast Start program generated training fees of approximately $2.5 million during the first three months of 2003 compared to $3.6 million for the comparable period of 2002. The field training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start typically requires a training fee of $184 per new associate, except for special promotions the Company implements from time to time, and upon successful completion of the program provides for the payment of certain training bonuses. The $2.5 million and $3.6 million for the three month periods ending March 31, 2003 and 2002, respectively, in training fees was collected from approximately 29,525 new sales associates who elected to participate in Fast Start during the first three months of 2003 compared to 31,187 that participated during the comparable quarter of 2002. Total new associates enrolled during the first three months of 2003 were 29,755 compared to 33,493 for the same period of 2002, a decrease of 11%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other revenue increased 11%, to $1.2 million for the three months ended March 31, 2003 from $1.1 million for the comparable period of 2002 primarily due to an increase in enrollment fees of $130,000. Enrollment fee revenue increased for the three months ended March 31, 2003 despite a lower number of Memberships being written during the period compared to the 2002 period due to the amortization of previously deferred revenue.

     Primarily as a result of the increase in Membership fees, total revenues increased to $90.3 million for the three months ended March 31, 2003 from $82.0 million during the comparable period of 2002, an increase of 10%.

     Membership benefits totaled $26.7 million for the three months ended March 31, 2003 compared to $24.3 million for the comparable period of 2002, and represented 33% and 34% of Membership fees for the 2003 and 2002 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993.

     Commissions to associates increased 1% to $28.2 million for the three months ended March 31, 2003 compared to $27.8 million for the comparable period of 2002, and represented 35% and 39% of Membership fees for such periods. These amounts were reduced by $65,000 and $438,000, respectively, representing Membership lapse fees. These fees were determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commission payments. These fees were eliminated for Memberships sold after March 1, 2002. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the three months ended March 31, 2003 totaled 178,820, an 11% decrease from the 200,780 sold during the comparable period of 2002. Commissions to associates per new membership sold were $158 per membership for the three months ended March 31, 2003 compared to $138 for the comparable period of 2002. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should the Company add additional commissions to its compensation plan or reduce the amount of chargebacks collected from its associates as it did in March 2003, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $7.1 million for the three months ended March 31, 2003 from $7.6 million for the comparable period of 2002. Fast Start training bonuses incurred were approximately $725,000 during the first three months of 2003 compared to $1.6 million in the same period of 2002. These Fast Start training bonuses are also affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended March 31, 2003 and 2002 were $8.0 million and $7.8 million, respectively, and represented 10% and 11%, respectively, of Membership fees for each period. Management expects general and administrative expenses when expressed as a percentage of Membership fees to remain relatively consistent over the near term. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects such cost savings for the remainder of 2003 to be largely offset by higher levels of expenses related to legal fees and expenses related to moving its corporate headquarters to its new facilities.

     Other expenses, net, which include depreciation and amortization and premium taxes reduced by interest income, was $2.0 million for the period ended March 31, 2003 compared to $1.0 million for the 2002 comparable period. Depreciation and amortization increased to $1.7 million for the first three months of 2003 from $1.2 million for the comparable period of 2002. Premium taxes increased from $285,000 for the three months ended March 31, 2002 to $655,000 for the comparable period of 2003. The increase in 2003 was due to a change in the tax structure of one of the states in which the Company pays premium taxes. Interest income decreased by approximately $126,000 for the first three months of 2003 to $357,000 from $483,000 for the 2002 period due to a decrease in balances of interest bearing notes.

     The Company has recorded a provision for income taxes of $6.3 million (34.5% of pretax income) for the first three months of 2003 compared to $4.7 million (34.5% of pretax income) for the same period of 2002.

     Liquidity and Capital Resources
     General
     Consolidated net cash provided by operating activities was $20.3 million for the first three months of 2003 compared to cash provided of $18.1 million for the 2002 period. The increase of $3.2 million resulted primarily from the increase in net income of $3.2 million, a net increase in the change in income taxes payable of $2.7 million partially offset by a change in accounts payable and accrued expenses of $2.2 million and a decrease in deferred revenue and fees of $1.0 million.

     Consolidated net cash used in investing activities was $6.0 million for the first three months of 2003 compared to $3.5 million for the comparable period of 2002. This $2.5 million increase in cash used in investing activities resulted primarily from the $3.1 million increase in additions to property and equipment, primarily additional costs of the Company's new corporate office complex.

     Net cash used in financing activities during the first three months of 2003 was $18.1 million compared to $19.4 million for the comparable period of 2002, in each case primarily for treasury stock purchases. This $1.3 million change was primarily comprised of the $2.6 million increase in net proceeds from issuance of debt offset by the $797,000 payments on capital lease obligations.

     During the quarter ended March 31, 2003, the Company purchased and formally retired 1 million shares of treasury shares reducing its common stock accounts by $10,000 and reduced its capital in excess of par accounts by $19.9 million. Primarily due to the large amount of treasury stock purchases in the first three months of 2003 of approximately $19.9 million, the Company had a consolidated working capital deficit of $7.9 million at March 31, 2003, a decrease of $10.5 million compared to a consolidated working capital surplus of $2.7 million at December 31, 2002. Approximately $8.9 million of the working capital deficit at March 31, 2003 is related to deferred revenue and fees in excess of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. Additionally, at the current rate of cash flow provided by operations ($20.3 million during the first quarter of 2003), the Company's ability to control the timing of its discretionary treasury stock purchases and the availability pursuant to its line of credit, the Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At March 31, 2003 the Company reported $32.8 million in cash and cash equivalents and unpledged investments compared to $36.4 million at December 31, 2002. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the three months ended March 31, 2003, the Company advanced commissions of $27.7 million on new Membership sales compared to $29.3 million for the same period of 2002. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, the Company typically derives significant positive cash flow from the Membership over its remaining life.

     The Company expenses advance commissions ratably over the first month of the related membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of March 31, 2003 were:

                                                                                (Amounts in 000's)
Beginning unearned advance commission payments (1)...............................   $   227,084
Advance commission payments, net.................................................        27,662
Earned commissions applied.......................................................       (35,367)
Advance commission payment write-offs............................................          (793)
                                                                                    -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       218,586
Estimated unrecoverable advance commission payments (1)..........................       (24,422)
                                                                                    -------------
Ending unearned advance commission payments, net (1).............................   $   194,164
                                                                                    -------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $29.0 million. As such, at March 31, 2003 future commission payments and related expense should be reduced as unearned advance commission payments of $165 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. For additional information concerning these commission advances, see the Company's Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at March 31, 2003 of $32.8 million. The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases.

     The Company is constructing a new corporate office complex with an estimated completion during the third quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through March 31, 2003 of approximately $17.5 million, including approximately $222,000 of capitalized interest costs, have been paid from existing resources and the real estate line of credit. The Company expects to incur additional indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The Company has entered into construction contracts in the amount of $28.2 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from April 1, 2003 are estimated at approximately $12.5 million.

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provides for funding of up to $10 million to finance treasury stock purchases through May 31, 2003 with scheduled monthly repayments beginning after the initial advance and ending no later than May 31, 2004 with interest at the 30 day LIBOR Rate plus two percent, adjusted monthly. The real estate line of up to $20 million may be funded over the period ending December 31, 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning after the advance period in monthly principal payments equal to the principal balance outstanding at December 31, 2003 divided by 105 plus interest with a balloon payment on September 30, 2008. These credit agreements contain, among others, a financial covenant that the Company shall not permit the ratio of its total liabilities to its tangible net worth to exceed 2.50 to 1.00, measured at the end of each calendar quarter. This financial covenant has been relaxed to 3.75 to 1.00, and a new financial covenant was added prohibiting the Company's tangible net worth to fall below $15 million effective March 31, 2003 and each quarter thereafter. These modifications will allow the Company to continue and possibly increase its borrowings for treasury stock purchases.

     As of March 31, 2003, the Company had accessed $4 million of the $10 million treasury stock purchase line and made repayments of $2.7 million and had accessed $11.9 million of the $20 million real estate line. The interest rates as of March 31, 2003 are 3.30% and 3.55% for the treasury stock loan and the real estate loan, respectively. The $1.3 million used to purchase treasury stock, net of repayments of $2.7 million, is scheduled to be paid off by July 30, 2003 and therefore has been classified as short term. Monthly principal payments on the treasury stock line are $333,333. The Company is scheduled to begin payments on the real estate line on December 31, 2003.

     During the three months ended March 31, 2003, the Company entered into a capital lease in the amount of $2.4 million to acquire significant new computer hardware to supplement its current information technology platform and provide redundancy for its critical business systems. The capital lease requires the Company to make annual payments of $792,000 beginning January 2003 through January 2005. Pursuant to this lease, the Company received a $1 million vendor rebate during April 2003, which is recorded as a receivable in other current assets and a reduction in property and equipment at March 31, 2003.

     Actions that May Impact Retention in the Future
     The potential impact on the Company's future profitability and cash flow due to future changes in Membership retention can be significant. For additional information concerning Membership retention, see the Company's Annual report on Form 10-K under the heading Measures of Member Retention in Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of Operations. While blended retention rates have not changed significantly over the past five years, the Company continues to take actions that it expects to favorably impact retention rates in the future. Since December 31, 2002, the Company has implemented several new initiatives aimed at improving the retention rate of both new and existing Memberships. Such initiatives include newly designed marketing tools and Fast Start training materials as well as a completely redesigned membership contract kit. The Company believes that such efforts may increase the utilization by members and therefore lead to higher retention rates.

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI and PPLSIF. The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At March 31, 2003, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. PPLCI had approximately $3.5 million in surplus funds available for payment of an ordinary dividend during December 2003.

     Forward-Looking Statements
     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, discussions with the staff of the SEC, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of March 31, 2003 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

     Risk Factors
     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 - Contingencies and Item 1 - Legal Proceedings. Please refer to page 37 and 38 of the Company's 2002 Annual Report on Form 10-K for a description of other risk factors.


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

     As of March 31, 2003, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                                               Estimated fair value
                                                                          Hypothetical change   after hypothetical
                                                                            in interest rate    change in interest
                                                             Fair Value    (bp=basis points)          rate
                                                            ------------  -------------------  --------------------
Fixed-maturity investments at March 31, 2003 (1)............ $   17,222     100 bp increase         $     15,198
                                                                            200 bp increase               14,157
                                                                             50 bp decrease               17,161
                                                                            100 bp decrease               17,446

Fixed-maturity investments at December 31, 2002 (1)......... $   16,111     100 bp increase         $     14,740
                                                                            200 bp increase               13,806
                                                                             50 bp decrease               16,310
                                                                            100 bp decrease               16,794

--------------------
(1) Excluding short-term investments with a fair value of $2.7 million at March 31, 2003 and December 31, 2002, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2003 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $3.1 million at that date. At December 31, 2002, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.3 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: none

   Exhibit No.                  Description
       10.1 Letter agreement re: Loan Agreement between Registrant and Bank of Oklahoma, N.A.

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

                                   PRE-PAID LEGAL SERVICES, INC.

Date: April 28, 2003               /s/ Harland C. Stonecipher
                                   ------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

Date: April 28, 2003               /s/ Randy Harp
                                   ------------------------------------------
                                   Randy Harp
                                   Chief Operating Officer
                                   (Duly Authorized Officer)

Date: April 28, 2003               /s/ Steve Williamson
                                   ------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)



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


Date: April 28, 2003               /s/ Harland C. Stonecipher
                                   ------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman and Chief Executive Officer



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


Date: April 28, 2003               /s/ Steve Williamson
                                   ------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer




                                  Exhibit 10.1
             Letter agreement re: Loan Agreement between Registrant
                           and Bank of Oklahoma, N.A.



Bank of Oklahoma N.A.                                       Laura Christofferson
Oklahoma City                                              Senior Vice President
201 Robert S. Kerr                                                  405/272-2327
PO Box 24128
Oklahoma City, Oklahoma  73124

                                 March 24, 2003

Mr. Steve Williamson
Chief Financial Officer
Pre-Paid Legal Services, Inc.
321 East Main
Ada, OK 74821-0145

Dear Steve:

Reference is made to that certain Loan Agreement dated June 11, 2002 between Pre-Paid Legal Services, Inc. (the "Borrower") and Bank of Oklahoma, N.A. (the "Bank"), as amended from time to time (the "Loan Agreement"). The Borrower has requested that the maximum allowed ratio of Liabilities to Net Worth under section 9.4 be increased from 2.50 to 1.00 to 3.75 to 1.00 effective with the calculation date of March 31, 2003 and each quarter thereafter. The Bank has approved this request on the condition that a new Section 9.5 be added to the Loan Agreement. Section 9.5 shall read: "Borrower shall not permit its Tangible Net Worth to fall below $15,000,000 effective with the calculation date of March 31, 2003 and each quarter thereafter".

By the Borrower's signature below, the Borrower hereby restates and remakes to the Bank all of the representations and warranties contained in the Loan Agreement and adopts and remakes to the Bank all of its respective agreements and covenants contained in the Loan Agreement and/or in the other Loan Documents, effective as of the effective date of this Letter.

Except as modified herein, the terms and conditions of the Loan Agreement shall remain unchanged, and the Loan Agreement shall continue in full force and effect in accordance with its terms.

Sincerely,
Bank of Oklahoma, N.A.

/s/ Laura Christofferson
------------------------
Laura Christofferson
Senior Vice President


PRE-PAID LEGAL SERVIES, INC., an Oklahoma corporation

By:   /s/ Harland C. Stonecipher
      --------------------------
      Harland C. Stonecipher
      Chairman and Chief Executive Officer




                                  Exhibit 99.1

                                  CERTIFICATION


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 28, 2003               /s/ Harland C. Stonecipher
                                    ------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman and Chief Executive Officer

         The foregoing certification is being furnished solely pursuant to 18 U.S.C.ss.1350.



                                  Exhibit 99.2

                                  CERTIFICATION


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 28, 2003               /s/ Steve Williamson
                                   ------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer

         The foregoing certification is being furnished solely pursuant to 18 U.S.C.ss.1350.