Form 10-K/A
period 2002-12-31
PRE PAID LEGAL SERVICES INC
filed 2003-06-30
CIK 311657

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |X| No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: As of June 30, 2002 - $285,577,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 7, 2003 there were 17,866,510 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Company's definitive proxy statement for its 2003 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.

     The undersigned  registrant  hereby amends the following  items:

     Part IV, Item 15 - "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" is amended (i) to include as Exhibit 99.3 the attached financial information relating to The Employee Stock Option Ownership and Thrift Plan and Trust ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 2002, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the consent of Grant Thornton LLP, respectively relating to the use of their reports which are included as part of Exhibit 99.3.

     The full text of Item 15 and the Exhibit Index, as amended, referred to therein are as set forth below.

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

                                   PRE-PAID LEGAL SERVICES, INC.

Date: June 30, 2003         By:    /s/ Randy Harp
                                   --------------------------------------
                                   Randy Harp
                                   Chief Operating Officer







                                 CERTIFICATIONS

I, Harland C. Stonecipher, Chief Executive Officer, certify that:

(1) I have reviewed this amendment to the annual report on Form 10-K of Pre-Paid Legal Services, Inc.;

(2) Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 30, 2003                /s/ Harland C. Stonecipher
                                   ---------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman,   Chief  Executive  Officer  and
                                    President






                            CERTIFICATIONS, continued

I, Steve Williamson, Chief Financial Officer, certify that:

(1) I have reviewed this amendment to the annual report on Form 10-K of Pre-Paid Legal Services, Inc.;

(2) Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003                /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer






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

10.12 Demand Note of Randy Harp dated April 14, 2002 in favor of the Company

10.13Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990

*10.14 Deferred compensation plan effective November 6, 2002

21.1 List of Subsidiaries of the Company

23.1 Consent of Grant Thornton LLP

23.2 Consent of Grant Thornton LLP relating to report concerning plan financial information included as part of Exhibit 99.3

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Financial information relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust, as required by Form 11-K for the fiscal year of the plan ended December 31, 2002

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.







                  Exhibit 23.2 - Consent of Grant Thornton LLP



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
---------------------------------------------------




We have issued our report dated June 27, 2003, accompanying the financial statements and schedules of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust for the year ended December 31, 2002, included in this Amendment No. 1 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2002. We hereby consent to the incorporation by reference of said report in the Registration Statement of Pre-Paid Legal Services, Inc. on Form S-8 (File No. 33-82144, effective July 28, 1994).







GRANT THORNTON LLP


Oklahoma City, Oklahoma
June 27, 2003





                                  Exhibit 99.1

                                  CERTIFICATION


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's amendment to the Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust.

Date: June 30, 2003                /s/ Harland C. Stonecipher
                                   ---------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman,   Chief  Executive  Officer  and
                                   President

     The foregoing certification is being furnished solely pursuant to 18 U.S.C.ss.1350.






                                  Exhibit 99.2

                                  CERTIFICATION

Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's amendment to the Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust.

Date: June 30, 2003                /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer

     The foregoing certification is being furnished solely pursuant to 18 U.S.C.ss.1350.





Exhibit 99.3 - Financial Statements and Report of independent certified public accounts for the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan Trust for the fiscal year of the plan ended December 31, 2002












  Financial statements and report of independent certified public accountants Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust
                           December 31, 2002 and 2001



                                 C O N T E N T S




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

    STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

    STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

    NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULES

    SCHEDULE H, LINE 4i--ASSETS HELD FOR INVESTMENT PURPOSES

    SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS





               Report of Independent Certified Public Accountants


Trustee and Participants
Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust

We have audited the accompanying statements of net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust as of December 31, 2002 and 2001, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust as of December 31, 2002 and 2001, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. Such supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.






GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 27, 2003




             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                            and Thrift Plan and Trust



                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                  December 31,



                                                                                               2002              2001
                                                                                          ------------      ------------
ASSETS
    Cash and cash equivalents                                                             $   377,905       $   296,455

    Investments, at fair value
       Pre-Paid Legal Services, Inc. common stock                                           5,177,696         4,108,747
       Participant-directed mutual funds                                                      872,183           842,959
       Participant notes                                                                       48,119            50,502

    Receivables
       Employer contributions                                                                 220,853           210,671
       Participants' elective deferrals                                                         7,788             8,831
                                                                                          ------------      ------------
                  NET ASSETS AVAILABLE FOR BENEFITS                                        $6,704,544        $5,518,165
                                                                                          ------------      ------------



        The accompanying notes are an integral part of these statements.



           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                             Year ended December 31,



                                                                                               2002              2001
                                                                                          ------------      ------------
Additions
    Employer contributions (Pre-Paid Legal Services, Inc. common stock)                   $   220,853       $   210,671
    Participant contributions                                                                 420,912           375,299
    Interest and dividend income                                                               19,369            36,537
    Net appreciation in fair value of investments                                             821,148               -
                                                                                          ------------      ------------
                  Total additions                                                           1,482,282           622,507

Deductions
    Benefits paid to participants                                                             295,903           155,530
    Net depreciation in fair value of investments                                                 -             635,938
                                                                                          ------------      ------------
                  Total deductions                                                            295,903           791,468
                                                                                          ------------      ------------

                  NET INCREASE (DECREASE) IN NET ASSETS                                     1,186,379          (168,961)

Net assets available for benefits at beginning of year                                      5,518,165         5,687,126
                                                                                          ------------      ------------

Net assets available for benefits at end of year                                           $6,704,544        $5,518,165
                                                                                          ------------      ------------


        The accompanying notes are an integral part of these statements.



                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE A - DESCRIPTION OF PLAN

The Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust (the "Plan") was established on January 1, 1988 for the benefit of the employees of Pre-Paid Legal Services, Inc. and its subsidiaries (the "Company"). The Plan is administered by a committee (the "Committee")of two employees appointed by the Company. The Committee also serves as the Plan's Trustee and Investment Manager.

The following brief description of the provisions of the Plan is provided for general information purposes only. Participants should refer to the Plan agreement for more complete information.

Under the terms of the Plan, the Committee may acquire, hold and dispose of all cash and investments, including common and preferred stock of the Company, through a trust fund. Participants who have attained the age of 55 have the right to make an election to direct the Committee as to the investment of their accounts. Such participants may elect to diversify up to 100% of their deferred compensation account and the vested portion of their Company Contribution Account in one or more "no load" mutual funds of any regulated investment company as defined by section 851 of the Internal Revenue Code.

Each participant or beneficiary shall have the sole right to vote shares of Company common stock allocated to such participant's account. The right to vote such shares shall be exercised by directing the Committee as to the manner in which the shares shall be voted.

The Plan is a defined contribution plan covering certain employees of the Company and employees of affiliated companies which are included in the Company's consolidated tax return. The Plan year end is December 31. All employees at least 21 years of age are eligible to enroll in the Plan on January 1 or July 1 following the date the employee completes one year of service (1,000 hours) within 12 consecu-tive months of his/her employment date.

The Company may make discretionary contributions to the Plan for each Plan year. The contributions may vary from year to year and are determined by written action of the Board of Directors of the Company. Contributions may be made only out of the Company's consolidated net profits before federal and state income taxes from the current or a preceding year. The Company's contribution may be paid to the Trustee either in cash, qualified employer securities or in other property. In 2002 and 2001, all Company contributions were made in qualified employer securities.

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




NOTE A - DESCRIPTION OF PLAN - CONTINUED

                    Years of service
                     on first day of                       Matching
                        Plan year                        percentages
                    -----------------                    -----------

                          0 - 5                               50%
                          6 - 10                              75%
                         11 or more                          100%

A participant may elect to defer a portion of his compensation in the form of a contribution to his deferred compensation account under the Plan. Participants contribute to the Plan on a pre-tax basis only. Subject to the limitations contained in the Plan, a participant may elect to defer any portion of his compensation. However, a participant may never defer more than the lesser of the Internal Revenue Service limitation ($11,000 and $10,500 in 2002 and 2001, respectively) in any Plan year or a percentage of compensation greater than the maximum percentage of compensation determined annually by the Committee.

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

                                     Vested               Forfeited
      Years of service             percentage             percentage
      -----------------            ----------             ----------

      Less than 1                       0%                     100%
      1 but less than 2                 20%                     80%
      2 but less than 3                 40%                     60%
      3 but less than 4                 60%                     40%
      4 but less than 5                 80%                     20%
      5 or more                        100%                     0%

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

NOTE B - SUMMARY OF ACCOUNTING POLICIES

The following is a summary of the Plan's significant accounting policies.

1. Basis of Accounting

The Plan's financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

2. Cash and Cash Equivalents

Cash and cash equivalents consist of the Plan's linked cash and money fund accounts at a national brokerage firm which may not be federally insured. The Plan has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Money fund amounts have a unit value of $1 and balances are immediately accessible by the Plan.

3. Investments

Investments are presented at fair value as measured by market prices in active markets, including national securities exchanges. The cost of Company common stock sold is determined on the basis of average cost. Actual cost is used as a basis for sales of all other investments. Investment transactions are recorded on a trade-date basis. The Plan presents in the statements of changes in net assets available for benefits, the net appreciation (depreciation) in the fair value of its investments, which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

4. Participant Notes

Effective July 1, 2001, the Plan began to permit participant notes. Participant notes are approved by the Committee and cannot be made for an amount less than $1,000 or exceed the lesser of $50,000 reduced by the excess of the highest outstanding balance of loans during the one-year period ending on the day before the loan is made or one-half of the participant's vested balance. The notes are secured by the participants' vested interest in the Plan, bear interest and are repayable based upon rates and terms set forth in the Plan. Participant notes are valued at cost which approximates fair value.

5. Noncash Contributions

Contributions of Company common stock are recorded at fair value as determined by using the average closing price of Company common stock as quoted on the New York Stock Exchange for each day when the stock is traded during the 20-day period immediately preceding the date of contribution.

6. Expenses

The Company elected to pay all of the Plan's administration expenses in 2002 and 2001 although it is not obligated to do so. Any expenses not paid by the Company would be paid by the Plan.

7. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates. Investment securities, in general, are exposed to various risks, such as interest rate, credit and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for benefits.

NOTE C - INVESTMENTS

At December 31, 2002 and 2001, the Plan held 197,622 and 187,614 shares, respectively, of the Company's common stock with a cost of $1,940,190 and $1,544,034, respectively. Other than the Company's common stock (which is a nonparticipant-directed investment), investments of the Plan which represented 5% or more of the Plan's net assets available for benefits at December 31, 2002 and 2001 were participant-directed investments of $450,634 and $372,802, respectively, held in the Federated Investors Automated Cash Management Trust SS. In addition, the Plan's nonparticipant-directed Merrill Lynch CMA Government Securities Fund balance of $377,905 and $296,455 represented 5.64% and 5.37% of net assets available for benefits at December 31, 2002 and 2001, respectively.

The following table presents the net appreciation (depreciation) (including gains and losses on investments bought and sold, as well as held during the year) by type of investment for the years ended December 31:



                                                                                              2002             2001
                                                                                           ----------         -----------
      Mutual funds                                                                         $ (53,554)         $  (24,436)
      Corporate common stock - Pre-Paid Legal Services, Inc.                                 874,702            (611,502)
                                                                                           ----------         -----------
                                                                                           $ 821,148          $ (635,938)
                                                                                           ----------         -----------

NOTE D - NONPARTICIPANT-DIRECTED INVESTMENTS

Information regarding the Plan's nonparticipant-directed investment in the Company's common stock at December 31, 2002 and 2001 is included in Note C above. Significant components of the changes in net assets relating to nonparticipant-directed investments (including activity in the Plan's cash and cash equivalents) is as follows for the years ended December 31:


                                                                                              2002              2001
                                                                                           ----------         ----------

       Net investment gain (loss)                                                          $   879,933        $(601,372)
       Contributions
           Employer                                                                            220,853          210,671
           Employee                                                                            420,912          375,299
       Benefits paid to participants                                                          (294,850)         (60,074)
       Transfers from (to) participant-directed investments, net                                 4,826          (48,919)
                                                                                           ------------       ----------
                                                                                            $1,231,674        $(124,395)
                                                                                           ------------      -----------


NOTE E - TAX STATUS

A favorable determination letter dated June 24, 2002 was received from the Internal Revenue Service indicating that the Plan, as amended through July 1, 2001, qualifies under section 401(a) of the Internal Revenue Code and is exempt from federal income taxes under section 501(a) of the Code. The Plan has been further amended since receiving the determination letter. However, the Company and the Committee believe that the Plan is currently designed and operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, the Company and the Committee believe that the Plan continues to be qualified and no provision for income taxes has been included in the Plan's financial statements.

NOTE F - DISTRIBUTIONS

Former participants may request distribution of their accounts in the form of Company common stock or cash. The ability of the Plan to make distributions in cash depends, in part, on the cash available within the Plan to purchase the former participants' vested shares of the Company's common stock. Former participants who have elected to diversify all or a portion of their Plan accounts into qualified "no load" mutual fund investments will receive a distribution of mutual fund shares or cash. Distribu-tions made in 2002 consisted of 10,209 shares of the Company's common stock and cash of $54,313. Distributions made in 2001 consisted of 1,089 shares of the Company's common stock and cash of $134,717.

Former participants who terminated employment during 2002 and had not yet received distribution of their account at December 31, 2002 will receive distribution in 2003. The balance due former participants at December 31, 2002 included 88 shares of the Company's common stock and cash of $640. The balance due former participants at December 31, 2001 included 270 shares of the Company's common stock and cash of $2,000.


                             SUPPLEMENTAL SCHEDULES


            SCHEDULE H, LINE 4i--ASSETS HELD FOR INVESTMENT PURPOSES

                                December 31, 2002

---------------------------------------------------------------------------------------------------------------------------
  (a) (b) (c) (d) (e)

          Identity of issuer, borrower, lessor
                                                                                                              Current
    or similar party; description of investment                        Units                  Cost             value

Corporate common stock
    *Pre-Paid Legal Services, Inc.                              197,622 shares             $1,940,190        $5,177,696

Short-term funds
    Federated Investors
       Automated Cash Management Trust SS                        450,634 units                450,634           450,634
    Merrill Lynch - Money Funds
       CMA Government Securities Fund                            377,905 units                377,905           377,905
    American Funds
       U.S. Treasury Money Fund of America                       230,266 units                230,266           230,266
    Morgan Stanley Dean Witter
       Limited Duration US Treasury Ex B                         12,483 units                 123,761           124,582
       Liquid Asset Fund                                            1 unit                          1                 1
    Vanguard Group
       Health Care Fund                                            662 units                   66,427            63,628
       500 Index Fund                                              38 units                     4,785             3,072
                                                                                           -----------       -----------
                                                                                            1,253,779         1,250,088

Participant notes, interest from 6.75% to 7%,
    maturing at various dates through 2016                                                     48,119            48,119
                                                                                           -----------       -----------
                                                                                           $3,242,088        $6,475,903
                                                                                           -----------       -----------






*  Party-in-interest




                                  SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS

                                           Year ended December 31, 2002


------------------------------------------------------------------------------------------------------------------------------------
              (a)                   (b)                    (c)     (d)     (e)       (f)         (g)           (h)            (i)


                                                                                   Expense                 Current value
                                                        Purchase  Selling Lease  incurred with  Cost of    of asset on     Net gain
Identity of party involved  Description of asset         price    price  rental  transaction    asset    transaction date    (loss)
--------------------------  -------------------------  --------   -----  ------  -------------  -------- ----------------  --------
*Pre-Paid Legal Services,   Common stock, 8 purchases  $513,447   $   -  $    -     $    -      $513,447      $513,447       $    -
          Inc.





* Party in interest