Form 10-Q
period 2003-06-30
PRE PAID LEGAL SERVICES INC
filed 2003-07-29
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2003


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

     The number of shares outstanding of the registrant's common stock as of July 22, 2003 was 17,372,633.




                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2003


                                    CONTENTS



Part I.  Financial Statements

     Item 1. Financial Statements of Registrant:

          a)   Consolidated  Balance Sheets
               as of June 30, 2003  (Unaudited) and
               December 31, 2002

          b)   Consolidated  Statements  of  Income
               (Unaudited) for the three months and the six months ended June 30, 2003 and 2002

          c)   Consolidated Statements of Comprehensive Income
               (Unaudited) for the three months and the six months ended June 30, 2003 and 2002

          d)   Consolidated Statements of Cash Flows
               (Unaudited) for the six months ended
               June 30, 2003 and 2002

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

     Item 6. Exhibits and Reports on Form 8-K


Signatures







ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                           June 30,       December 31,
                                                                                             2003             2002
                                                                                        --------------   -------------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents........................................................     $    14,225      $    20,858
  Available-for-sale investments, at fair value....................................           3,550            3,970
  Membership income receivable.....................................................           4,854            5,247
  Inventories......................................................................             953            1,212
  Deferred member and associate service costs......................................          13,597           13,639
  Deferred income taxes............................................................           4,515            4,603
  Other current assets.............................................................             116              275
                                                                                        --------------   -------------
      Total current assets.........................................................          41,810           49,804
                                                                                        --------------   -------------
Available-for-sale investments, at fair value......................................          10,860           11,560
Investments pledged................................................................           4,279            4,160
Property and equipment, net........................................................          37,028           25,593
Deferred member and associate service costs........................................           2,772            2,991
Other assets.......................................................................           3,395            2,728
                                                                                        --------------   -------------
        Total assets...............................................................     $   100,144      $    96,836
                                                                                        --------------   -------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     8,814      $     8,610
  Deferred revenue and fees........................................................          22,833           22,612
  Current portion of capital leases payable........................................             808               14
  Current portion of notes payable.................................................           6,707            2,412
  Accounts payable and accrued expenses............................................          14,624           13,498
                                                                                        --------------   -------------
    Total current liabilities......................................................          53,786           47,146
  Capital leases payable...........................................................           1,694              912
  Notes payable....................................................................          12,226            8,221
  Deferred revenue and fees........................................................           3,942            4,266
  Deferred income taxes ...........................................................           2,182            1,319
                                                                                        --------------   -------------
      Total liabilities............................................................          73,830           61,864
                                                                                        --------------   -------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 22,225 and
    23,688 issued at June 30, 2003 and December 31, 2002, respectively.............             222              237
  Capital in excess of par value...................................................          11,915           43,219
  Retained earnings................................................................         112,331           90,254
  Accumulated other comprehensive income...........................................             874              290
  Treasury stock, at cost; 4,852 shares held at
    June 30, 2003 and December 31, 2002............................................         (99,028)         (99,028)
                                                                                        --------------   -------------
      Total stockholders' equity...................................................          26,314           34,972
                                                                                        --------------   -------------
        Total liabilities and stockholders' equity.................................     $   100,144      $    96,836
                                                                                        --------------   -------------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                  -----------------------  ------------------------
                                                                     2003         2002         2003         2002
                                                                  ----------  -----------  -----------  -----------
Revenues:
  Membership fees.................................................$  81,881   $   77,585   $  163,428   $  149,479
  Associate services..............................................    6,330        9,117       13,867       18,136
  Other...........................................................    1,431        1,242        2,667        2,360
                                                                  ----------  -----------  -----------  -----------
                                                                     89,642       87,944      179,962      169,975
                                                                  ----------  -----------  -----------  -----------
Costs and expenses:
  Membership benefits.............................................   27,590       26,004       54,315       50,316
  Commissions.....................................................   28,353       32,799       56,531       60,607
  Associate services and direct marketing.........................    7,350        7,155       14,409       14,723
  General and administrative......................................    8,928        7,538       16,921       15,340
  Other, net......................................................    2,088        1,430        4,081        2,429
                                                                  ----------  -----------  -----------  -----------
                                                                     74,309       74,926      146,257      143,415
                                                                  ----------  -----------  -----------  -----------

Income before income taxes........................................   15,333       13,018       33,705       26,560
Provision for income taxes........................................    5,290        4,491       11,628        9,163
                                                                  ----------  -----------  -----------  -----------
Net income........................................................$  10,043   $    8,527   $   22,077   $   17,397
                                                                  ----------  -----------  -----------  -----------

Basic earnings per common share...................................$     .57   $      .42    $    1.24    $     .86
                                                                  ----------  -----------  -----------  -----------

Diluted earnings per common share.................................$     .57   $      .42    $    1.24    $     .86
                                                                  ----------  -----------  -----------  -----------


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                  -----------------------  ------------------------
                                                                     2003         2002         2003         2002
                                                                  ----------  -----------  -----------  -----------


Net income.....................................................   $   10,043  $    8,527   $   22,077   $   17,397
                                                                  ----------  -----------  -----------  -----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................           61          57          129           99
                                                                  ----------  -----------  -----------  -----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains arising during period.............          345         385          455           51
    Reclassification adjustment for realized losses (gains)
      included in net income...................................           22           4            -          (29)
                                                                  ----------  -----------  -----------  -----------
                                                                         367         389          455           22
                                                                  ----------  -----------  -----------  -----------
Other comprehensive income, net of income taxes
  of $198 and $210 for the three months and $245 and $12 for the
  six months ended June 30, 2003 and 2002, respectively........          428         446          584          121
                                                                  ----------  -----------  -----------  -----------

Comprehensive income...........................................   $   10,471  $    8,973   $   22,661   $   17,518
                                                                  ----------  -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                                                    Six months ended June 30,
                                                                                    -------------------------
                                                                                        2003          2002
                                                                                    ------------  -----------
Cash flows from operating activities:
Net income.......................................................................   $   22,077    $   17,397
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes............................................          706           246
  Depreciation and amortization..................................................        3,453         2,497
  Tax benefit on exercise of stock options.......................................           64           810
  Contribution of stock to ESOP..................................................          220           207
  Decrease (increase) in Membership income receivable............................          393          (135)
  Decrease (increase) decrease in inventories....................................          259          (146)
  Decrease (increase) in other current assets....................................          159          (396)
  Decrease (increase) in deferred member and associate service costs.............          261        (2,521)
  (Increase) decrease in other assets............................................         (667)          355
  Increase in accrued Membership benefits........................................          204           744
  (Decrease) increase in deferred revenue and fees...............................         (103)        3,049
  Decrease in income taxes payable...............................................            -        (1,087)
  Increase in accounts payable and accrued expenses and other....................        1,255         2,514
                                                                                    ------------  -----------
    Net cash provided by operating activities....................................       28,281        23,534
                                                                                    ------------  -----------
Cash flows from investing activities:
  Additions to property and equipment............................................      (13,513)       (4,803)
  Purchases of investments - available for sale..................................       (1,309)       (7,779)
  Maturities and sales of investments - available for sale.......................        3,010         7,046
                                                                                    ------------  -----------
        Net cash used in investing activities....................................      (11,812)       (5,536)
                                                                                    ------------  -----------
Cash flows from financing activities:
  Proceeds from exercise of common stock options.................................          580         2,964
  Decrease in capital lease obligations..........................................         (799)            -
  Proceeds from vendor rebate....................................................        1,000             -
  Proceeds from issuance of debt.................................................       10,800             -
  Repayments of debt.............................................................       (2,500)            -
  Purchases of treasury stock....................................................      (32,183)      (25,062)
                                                                                    ------------  -----------
        Net cash used in financing activities ...................................      (23,102)      (22,098)
                                                                                    ------------  -----------

Net decrease in cash and cash equivalents........................................       (6,633)       (4,100)
Cash and cash equivalents at beginning of period.................................       20,858        14,290
                                                                                    ------------  -----------
Cash and cash equivalents at end of period.......................................   $   14,225    $   10,190
                                                                                    ------------  -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................   $      233    $        -
                                                                                    ------------  -----------
  Income taxes paid..............................................................   $   10,700    $    9,580
                                                                                    ------------  -----------
  Non-cash activities - capital lease obligations incurred (net of $1 million
  rebate)........................................................................   $    1,375    $        -
                                                                                    ------------  -----------



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

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, as well as those of PPL Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited financial statements as of June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three and six month periods ended June 30, 2003 are not necessarily indicative of results expected for the full year.

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

     Stock-Based Compensation
     The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement ("FASB") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                            ----------------------    -----------------------
                                                              2003                       2003         2002
                                                            ---------    ---------    ---------     ---------
Net income, as reported................................     $ 10,043     $  8,527     $ 22,077      $ 17,397
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects.............................         (211)      (1,719)        (507)         (701)
                                                            ---------    ---------    ---------     ---------
Pro forma net income...................................     $  9,832     $  6,808     $ 21,570      $ 16,696
                                                            ---------    ---------    ---------     ---------
Earnings per share:

    Basic - as reported................................     $    .57     $    .42     $   1.24      $    .86
    Basic - pro forma..................................     $    .56     $    .34     $   1.21      $    .83
    Diluted - as reported..............................     $    .57     $    .42     $   1.24      $    .86
    Diluted - pro forma................................     $    .56     $    .34     $   1.21      $    .83


Note 2 - Contingencies

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals, and as of June 30, 2003, the case was in the briefing stage. The Company is unable to predict when a decision will be made on this appeal. In August 2002, the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. The ultimate outcome of this case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of memberships. As of June 30, 2003, the Company was aware of 28 separate lawsuits involving approximately 298 plaintiffs that have been filed in multiple counties in Alabama. One suit involving two plaintiffs, which was filed as a class action, has been dismissed with prejudice as to the class allegations and without prejudice as to the individual claims. As of June 30, 2003, the Company was aware of 18 separate lawsuits involving approximately 432 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name the Company's provider attorney in Mississippi as a defendant. Proceedings in eleven cases which name the Company's provider attorney as a defendant had been stayed for at least 90 days as to the provider attorney (and as to all defendants in some cases) due to the rehabilitation proceeding involving the provider law firm's insurer, though plaintiffs now contend that the stay as to the provider attorney should be concluded due to the conversion of the rehabilitation proceedings to liquidation proceedings. However, one case has been stayed by the Mississippi Supreme Court pending its ruling on the Pre-Paid defendants' appeal of the trial court's granting of a partial summary judgment that the action is not required to be submitted to arbitration. Motions to stay other of the actions on that ground are also pending. At least two complaints have been filed on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002 and December 2002. The Company has responded to the Attorney General's requests for information with respect to both complaints, and as of June 30, 2003, the Company was not aware of any further actions being taken by the Attorney General. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the Company's membership agreements, and has appealed the state court rulings in favor of certain of the plaintiffs on the arbitration issue to the Mississippi Supreme Court. These cases are all in various stages of litigation, including trial settings beginning in Alabama in October 2003, and in Mississippi in September 2003, and seek varying amounts of actual and punitive damages. While the amount of membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against the Company and certain of its officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to the Company's memberships and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. The ultimate outcome of this case is not determinable.

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action is a putative class action brought by Gina Kotwitz, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with the Company's commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates, including a request stated in June 2003 for the imposition of a constructive trust as to earned commissions applied to the reduction of debit balances and disgorgement of all earned renewal commissions applied to the reduction of debit balances. The impact of the claims alleged under the Consumer Credit Code and the assertion of entitlement to the other relief requested could exceed $315 million if plaintiffs are successful both in their request for class certification and on the merits. Though plaintiffs have stated that they no longer seek class certification on the Consumer Credit Code claims, they have also made recent statements inconsistent with that position. The hearing on plaintiffs' request for class certification has been continued from July 22, 2003, to February 2004. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Pre-Paid defendants filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002, and discovery in the action was stayed pending a ruling on the motion to dismiss. On July 24, 2003, the Court granted in part and denied in part the Pre-Paid defendants' motion to dismiss. The claims asserted under the Securities Exchange Act of 1934 and the Oklahoma Securities Act were dismissed without prejudice. The motion was denied as to the remaining claims. On July 23, 2003, the Court denied the motion to strike class action allegations at this time. Accordingly, the case will now proceed in the normal course as to the remaining claims. The Company is unable to predict when a decision will be made. The ultimate outcome of this case is not determinable.

     In December 2002, the West Virginia Supreme Court reversed a summary judgment which had been granted by the Circuit Court of Monangalia County, West Virginia in favor of the Company in connection with the claims of a former member, Georgia Poling and her daughters against the Company and a referral lawyer with respect to a 1995 referral. That action was originally filed in March 2000, and alleges breach of contract and fraud against the Company in connection with the referral. Plaintiffs seek actual and punitive damages in unspecified amounts. The case has been continued from the previously scheduled trial in August 2003 at plaintiffs' request, and the new trial date has not yet been set. The ultimate outcome of this case is not determinable.

     On January 30, 2003, the Company announced that it had received a subpoena from the office of the United States Attorney for the Southern District of New York requesting information relating to trading activities in the Company's stock in advance of the January 2003 announcement of recruiting and membership production results for the fourth quarter of 2002. The Company also received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the same subject and requesting that the Company voluntarily provide certain information. The Company has and continues to respond to these requests. The ultimate outcome of these matters is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases, which at June 30, 2003 was $3.3 million. If an unexpected result were to occur in one or more of the pending cases, the amount of damages awarded could differ significantly from management's estimates. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims.

     The Company is constructing a new corporate office complex with an estimated completion during the fourth quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through June 30, 2003 of approximately $22.8 million, including approximately $355,000 of capitalized interest costs, have been paid from existing resources and a real estate line of credit. The Company expects to incur additional indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The Company has entered into construction contracts in the amount of $28.2 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from July 1, 2003 are estimated at approximately $7.2 million.

Note 3 - Treasury Stock Purchases

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 8,000,000 shares during subsequent board meetings. At June 30, 2003, the Company had purchased 7.0 million treasury shares under these authorizations for a total consideration of $157.3 million, an average price of $22.47 per share. During the quarter ended June 30, 2003, the Company purchased and formally retired 502,916 million shares of treasury shares reducing its common stock by $5,000 and its capital in excess of par by $12.3 million. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and the Company's expected cash flows, management believes that purchasing treasury shares enhances shareholder value. The Company expects to continue its treasury stock program and may seek alternative sources of financing to continue or accelerate the program.

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

                                                                            Three Months          Six Months
                                                                           Ended June 30,       Ended June 30,
                                                                        -------------------  -------------------
Basic Earnings Per Share:                                                 2003       2002      2003       2002
                                                                        --------- ---------  --------- ---------
Earnings:
Net income...........................................................   $  10,043 $   8,527  $  22,077 $  17,397
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      17,611    20,126     17,824    20,215
                                                                        --------- ---------  --------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $ 10,043  $  8,527  $  22,077  $ 17,397
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      17,611    20,126     17,824    20,215
Assumed exercise of options..........................................          73        99         42       118
                                                                        --------- ---------  --------- ---------
Weighted average number of shares, as adjusted.......................      17,684    20,225     17,866    20,333
                                                                        --------- ---------  --------- ---------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 1.0 million shares and 951,000 shares for the three months and 1.3 million shares and 949,000 shares for the six months ended June 30, 2003 and 2002, respectively, with an average exercise price of $28.32, $31.63, $28.81 and $31.74, respectively, were excluded from the calculation of diluted earnings per share for the respective periods.

Note 5 - Recent Issued Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003 (for the Company in the third quarter of 2003). The Company has determined the adoption of the provisions of FIN 46 will not have a material effect on its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003, have been included in the accompanying financial statements.

Note 6 - Notes Payable and Capital Leases

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases through May 31, 2003 with scheduled monthly repayments beginning after the initial advance and ending no later than May 31, 2004 with interest at the 30 day LIBOR Rate plus two percent, adjusted monthly. The real estate line of up to $20 million may be funded over the period ending December 31, 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning December 31, 2003 in monthly principal payments equal to the principal balance outstanding at December 31, 2003 divided by 105 plus interest with a balloon payment on September 30, 2008. Additionally, interest on the outstanding balance of the real estate line is payable monthly through November 30, 2003.

     As of June 30, 2003, the Company had accessed all of the $10 million treasury stock purchase line and made repayments of $4.2 million and had accessed $13.1 million of the $20 million real estate line. The interest rates as of June 30, 2003 are 3.32% and 3.57% for the treasury stock loan and the real estate loan, respectively. The $5.8 million used to purchase treasury stock, net of repayments of $4.2 million, is scheduled to be paid off by May 31, 2004 and therefore has been classified as short term. Monthly principal payments on the treasury stock line are $500,000. The Company is scheduled to begin principal payments on the real estate line on December 31, 2003. As of June 30, 2003, interest capitalized related to construction in progress was $355,000.

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

     A schedule of outstanding balances and future maturities as of June 30, 2003 follows:

Real estate line of credit.................    $      13,100
Stock purchase line of credit..............            5,833
                                              ----------------
Total notes payable........................           18,933
Less: Current portion of notes payable.....           (6,707)
Long term portion..........................   ----------------
                                               $      12,226
                                              ----------------



Repayment Schedule commencing
    July 2003:
Year 1.....................................    $       6,707
Year 2.....................................            1,497
Year 3.....................................            1,497
Year 4.....................................            1,497
Year 5.....................................            1,497
Thereafter.................................            6,238
Total notes payable........................   ----------------
                                               $      18,933
                                              ----------------

     During the six months ended June 30, 2003, the Company entered into a capital lease in the amount of $2.4 million to acquire significant new computer hardware to supplement its current information technology platform and provide redundancy for its critical business systems. The capital lease requires the Company to make annual payments of $792,000 beginning January 2003 through January 2005. Pursuant to this lease, the Company received a $1 million vendor rebate during April 2003, which was recorded as a reduction in property and equipment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations - First six months of 2003 compared to first six months of 2002

     The Company reported net income of $22.1 million, or $1.24 per diluted common share, for the six months ended June 30, 2003, up 27% from net income of $17.4 million, or $.86 per diluted common share, for the comparable period of the prior year. Diluted earnings per share increased 44% due to increased net income of 27% and an approximate 12% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $163.4 million during 2003 compared to $149.5 million for 2002, an increase of 9%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 14% during the six months ended June 30, 2003 to 350,000 from 406,975 during the comparable period of 2002. At June 30, 2003, there were 1,405,121 active Memberships in force compared to 1,360,502 at June 30, 2002, an increase of 3%. Additionally, the average annual fee per Membership has increased from $256 for all Memberships in force at June 30, 2002 to $257 for all Memberships in force at June 30, 2003, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member, a larger number of Legal Shield subscribers and increased sales of the Company's business oriented memberships.

     Associate services revenue decreased 24% from $18.1 million for the first six months of 2002 to $13.9 million during the same period of 2003 primarily as a result of fewer new associates recruited. As a result of the decrease in recruiting for the 2003 period, the Fast Start program generated training fees of approximately $4.0 million during the first six months of 2003 compared to $6.0 million for the comparable period of 2002. The field training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start typically requires a training fee of $184 per new associate, except for special promotions the Company implements from time to time, and upon successful completion of the program provides for the payment of certain training bonuses. The $4.0 million and $6.0 million for the six month periods ending June 30, 2003 and 2002, respectively, in training fees was collected from approximately 52,183 new sales associates who elected to participate in Fast Start during the first six months of 2003 compared to 74,422 that participated during the comparable period of 2002. Total new associates enrolled during the first six months of 2003 were 52,502 compared to 79,455 for the same period of 2002, a decrease of 34%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other revenue increased 13%, to $2.7 million for the six months ended June 30, 2003 from $2.4 million for the comparable period of 2002 primarily due to an increase in enrollment fees of $365,000. Enrollment fee revenue increased for the six months ended June 30, 2003 despite a lower number of Memberships being written during the period compared to the 2002 period due to the amortization of previously deferred revenue.

     Primarily as a result of the increase in Membership fees, total revenues increased to $180.0 million for the six months ended June 30, 2003 from $170.0 million during the comparable period of 2002, an increase of 6%.

     Membership benefits totaled $54.3 million for the six months ended June 30, 2003 compared to $50.3 million for the comparable period of 2002, and represented 33% and 34% of Membership fees for the 2003 and 2002 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993.

     Commissions to associates decreased 7% to $56.5 million for the six months ended June 30, 2003 compared to $60.6 million for the comparable period of 2002, and represented 35% and 41% of Membership fees for such periods. These amounts were reduced by $110,000 and $550,000, respectively, representing Membership lapse fees. These fees were determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commission payments. These fees were eliminated for Memberships sold after March 1, 2002. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the six months ended June 30, 2003 totaled 350,000, a 14% decrease from the 406,975 sold during the comparable period of 2002. Commissions to associates per new membership sold were $162 per membership for the six months ended June 30, 2003 compared to $150 for the comparable period of 2002. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should the Company add additional commissions to its compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $14.4 million for the six months ended June 30, 2003 from $14.7 million for the comparable period of 2002. Fast Start training bonuses incurred were approximately $1.4 million during the first six months of 2003 compared to $2.6 million in the same period of 2002. This $1.2 million decline in bonuses and a $1.4 million decline in associate incentive program costs more than offset a $1.4 million increase in Fast Start attendance bonuses incurred, implemented January 2003, and an $842,000 increase in the amortization of deferred associate costs. The Fast Start training bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the six months ended June 30, 2003 and 2002 were $16.9 million and $15.3 million, respectively, and represented 10% of Membership fees for each period. Management expects general and administrative expenses when expressed as a percentage of Membership fees to remain relatively consistent over the near term. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects such cost savings for the remainder of 2003 to be largely offset by higher levels of expenses related to legal fees, expenses related to moving its corporate headquarters to its new facilities and increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization and premium taxes reduced by interest income, was $4.1 million for the period ended June 30, 2003 compared to $2.4 million for the 2002 comparable period. Depreciation increased to $3.5 million for the first six months of 2003 from $2.5 million for the comparable period of 2002 due to technology infrastructure additions during the last 12 months. Premium taxes increased from $900,000 for the six months ended June 30, 2002 to $1.3 million for the comparable period of 2003. The increase in 2003 was due to a change in the tax structure of one of the states in which the Company pays premium taxes. Interest income decreased by approximately $285,000 for the first six months of 2003 to $715,000 from $1.0 million for the 2002 period due to a decrease in balances of interest bearing notes.

     The Company  has  recorded a provision  for income  taxes of $11.6  million
(34.5% of pretax income) for the first six months of 2003 compared to $9.2 million (34.5% of pretax income) for the same period of 2002.

     Results of Operations - Second Quarter of 2003 compared to the Second Quarter of 2002

     The results of operations in the second quarter of 2003, compared to the second quarter of 2002, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first six months of 2003 to the first six months of 2002.

     Total revenues increased 2% or approximately $1.7 million to $89.6 million in the second quarter of 2003 compared to $87.9 million in the second quarter of 2002, primarily as a result of increases in membership premiums. The membership premium increase of 6% primarily resulted from an increase in the number of average active memberships during the second quarter of 2003 compared to the similar period in 2002.

     Membership benefits totaled $27.6 million in the 2003-second quarter compared to $26.0 million in the 2002-second quarter and resulted in a loss ratio of 34% for both periods.

     Associate services revenue decreased 31% to $6.3 million for the second quarter of 2003 from $9.1 million during the same period of 2002 primarily as a result of less new associates enrolled during the second quarter of 2003 of 22,747 compared to 45,962 enrolled during the comparable period of 2002. The Fast Start program generated training fees of approximately $1.8 million during the second quarter of 2003 compared to $2.5 million for the comparable period of 2002. The $1.8 million and $2.5 million for the second quarter 2003 and 2002, respectively, in training fees was collected from approximately 22,658 new sales associates who elected to participate in Fast Start during the 2003-second quarter compared to 43,235 that participated during the comparable quarter of 2002. Total new associates enrolled during the second quarter of 2003 were 22,747 compared to 45,962 for the same period of 2002, a decrease of 51%. The number of new associates recruited in the second quarter of 2002 represents the highest recruiting quarter in the Company's history. The Company's quarterly average of new associate enrollments during the last three years is 31, 749.

     Other income increased 15%, to $1.4 million for the three months ended June 30, 2003 from $1.2 million for the comparable period of 2002 primarily due to an increase in enrollment fees of $231,000.

     Commissions to associates decreased 14% to $28.4 million for the three months ended June 30, 2003 compared to $32.8 million for the comparable period of 2002, and represented 35% and 42% of Membership fees for such periods. These amounts were reduced by $46,000 and $111,000, respectively, representing Membership lapse fees. Commissions to associates per new membership sold were $166 per membership for the three months ended June 30, 2003 compared to $159 for the comparable period of 2002.

     Associate services and direct marketing expenses increased to $7.4 million for the three months ended June 30, 2003 from $7.2 million for the comparable period of 2002. Fast Start bonuses incurred were approximately $666,000 during the second quarter of 2003 compared to $1.0 million in the same period of 2002. This approximate $400,000 decline in bonuses and a $466,000 decline in associate incentive program costs partially offset a $712,000 increase in Fast Start attendance bonuses incurred, implemented January 2003, and a $748,000 increase in the amortization of deferred associate costs. These expenses also include marketing costs, other than commissions, that are directly associated with new Membership sales.

     General and administrative expenses during the three months ended June 30, 2003 and 2002 were $8.9 million and $7.5 million, respectively, and represented 11% and 10% of Membership fees, respectively, for each period. Management expects general and administrative expenses when expressed as a percentage of Membership fees to remain relatively consistent over the near term. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects such cost savings for the remainder of 2003 to be largely offset by higher levels of expenses related to legal fees, expenses related to moving its corporate headquarters to its new facilities and increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization and premium taxes reduced by interest income, were approximately $2.1 million and $1.4 million for the three-month periods ended June 30, 2003 and 2002, respectively. Depreciation and amortization increased to $1.8 million for the three months ended June 30, 2003 from $1.3 million for the comparable period of 2002 due to technology infrastructure additions during the last 12 months and premium taxes increased $57,000 from $622,000 for the three months ended June 30, 2002 to $679,000 for the comparable period of 2003 due to an increase in membership revenues. Interest income decreased by approximately $135,000 for the three months ended June 30, 2003 to $357,000 from $492,000 for the 2002 period primarily due to a decrease in balances of interest bearing notes.

     The Company has recorded a provision for income taxes of $5.3 million (34.5% of pretax income) for the 2003 second quarter compared to $4.5 million (34.5% of pretax income) for the same period of 2002.

     The above factors resulted in a 2003 second quarter net income of $10.0 million, or $.57 per share, diluted, compared to $8.5 million, or $.42 per share, for the second quarter of 2002.

     Second quarter 2003 membership fees increased slightly to $81.9 million from $81.5 million for first quarter of 2003. Associate services revenues declined during the 2003 second quarter by approximately $1.2 million to $6.3 million from $7.5 million for the 2003 first quarter while associate services and direct marketing expenses increased by $291,000 during the same period. Membership benefits totaled $27.6 million in the second quarter of 2003 compared to $26.7 million for the first quarter and represented 34% of membership fees for the second quarter compared to 33% for the first quarter. Total commissions to associates per new membership sold during the respective quarters were $166 per membership for the three months ended June 30, 2003 compared to $158 for the first three months of 2003 and increased primarily due to the reduction of commission chargebacks during the second quarter for qualifying sales associates. Primarily due to increased legal fees and telecommunication expenses, general and administrative expenses during the 2003 second quarter increased to $8.9 million compared to $8.0 million for the first quarter of 2003 and represented 11% and 10% of membership fees, respectively, for each period.

     Liquidity and Capital Resources
     General
     Consolidated net cash provided by operating activities was $28.3 million for the first six months of 2003 compared to cash provided of $23.5 million for the 2002 period. The increase of $4.7 million resulted primarily from the increase in net income of $4.7 million, a net increase in the change in income taxes payable of $1.1 million partially offset by a change in accounts payable and accrued expenses of $1.3 million and a decrease in deferred revenue and fees of $3.2 million.

     Consolidated net cash used in investing activities was $11.8 million for the first six months of 2003 compared to $5.5 million for the comparable period of 2002. This $6.3 million increase in cash used in investing activities resulted from the $8.7 million increase in additions to property and equipment, primarily additional costs of the Company's new corporate office complex offset by a $2.4 million net decrease in available-for-sale investments.

     Net cash used in financing activities during the first six months of 2003 was $23.1 million compared to $22.1 million for the comparable period of 2002, in each case primarily for treasury stock purchases. This $1.0 million change was primarily comprised of the $10.8 million increase in net proceeds from issuance of debt and a $1.0 million vendor rebate offset by the $3.3 million in repayments on debt and capital lease obligations, a $2.4 million decrease in proceeds from sale of common stock and a $7.1 million increase of treasury stock purchases.

     During the six months ended June 30, 2003, the Company purchased and formally retired 1.5 million shares of treasury stock reducing its common stock accounts by $15,000 and capital in excess of par accounts by $32.2 million. Primarily due to the large amount of treasury stock purchases in the first six months of 2003 of approximately $32.2 million, the Company had a consolidated working capital deficit of $12.0 million at June 30, 2003, a decrease of $14.6 million compared to a consolidated working capital surplus of $2.7 million at December 31, 2002. Approximately $9.2 million of the working capital deficit at June 30, 2003 is related to deferred revenue and fees in excess of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. Additionally, at the current rate of cash flow provided by operations ($28.3 million during the first six months of 2003), the Company's ability to control the timing of its discretionary treasury stock purchases and the availability pursuant to its real estate line of credit, ($4 million at June 30, 2003), the Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At June 30, 2003 the Company reported $32.9 million in cash and cash equivalents and unpledged investments compared to $36.4 million at December 31, 2002. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the six months ended June 30, 2003, the Company advanced commissions of $54.9 million on new Membership sales compared to $61.2 million for the same period of 2002. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, the Company typically derives significant positive cash flow from the Membership over its remaining life.

     The Company expenses advance commissions ratably over the first month of the related membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of June 30, 2003, and related activity for the six month period then ended, were:

                                                                                 (Amounts in 000's)
                                                                                 ------------------
Beginning unearned advance commission payments (1)...............................   $   227,084
Advance commission payments, net.................................................        54,905
Earned commissions applied.......................................................       (78,308)
Advance commission payment write-offs............................................        (1,472)
                                                                                    -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       202,209
Estimated unrecoverable advance commission payments (1)..........................       (23,216)
Ending unearned advance commission payments, net (1).............................   -------------
                                                                                    $   178,993
                                                                                    -------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $28.0 million. As such, at June 30, 2003 future commission payments and related expense should be reduced as unearned advance commission payments of $151 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. For additional information concerning these commission advances, see the Company's Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at June 30, 2003 of $28.6 million. The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases.

     The Company is constructing a new corporate office complex with an estimated completion during the fourth quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through June 30, 2003 of approximately $22.8 million, including approximately $355,000 of capitalized interest costs, have been paid from existing resources and the real estate line of credit. The Company expects to incur additional indebtedness in order to finance the remaining costs of its new corporate headquarters in order to allow cash flow from operations to continue to be used to purchase treasury stock. The Company has entered into construction contracts in the amount of $28.4 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from July 1, 2003 are estimated at approximately $7.2 million.

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases through May 31, 2003 with scheduled monthly repayments beginning after the initial advance and ending no later than May 31, 2004 with interest at the 30 day LIBOR Rate plus two percent, adjusted monthly. The real estate line of up to $20 million may be funded over the period ending December 31, 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning after the advance period in monthly principal payments equal to the principal balance outstanding at December 31, 2003 divided by 105 plus interest with a balloon payment on September 30, 2008. These credit agreements, as amended, contain, among others, a financial covenant that the Company shall not permit the ratio of its total liabilities to its tangible net worth to exceed 3.75 to 1.00, measured at the end of each calendar quarter and a financial covenant prohibiting the Company's tangible net worth to fall below $15 million effective June 30, 2003 and each quarter thereafter.

     As of June 30, 2003, the Company had accessed all of the $10 million treasury stock purchase line and made repayments of $4.2 million and had accessed $13.1 million of the $20 million real estate line. The interest rates as of June 30, 2003 are 3.32% and 3.57% for the treasury stock loan and the real estate loan, respectively. The $5.8 million used to purchase treasury stock, net of repayments of $4.2 million, is scheduled to be paid off by May 31, 2004, and therefore has been classified as short term. Monthly principal payments on the treasury stock line are $500,000. The Company is scheduled to begin payments on the real estate line on December 31, 2003.

     During the six months ended June 30, 2003, the Company entered into a capital lease in the amount of $2.4 million to acquire significant new computer hardware to supplement its current information technology platform and provide redundancy for its critical business systems. The capital lease requires the Company to make annual payments of $792,000 beginning January 2003 through January 2005. Pursuant to this lease, the Company received a $1 million vendor rebate during April 2003, which was recorded as a reduction in property and equipment.

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

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI and PPLSIF. The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3.0 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At June 30, 2003, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. PPLCI had approximately $3.5 million in surplus funds available for payment of an ordinary dividend during December 2003.

     Forward-Looking Statements
     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, discussions with the staff of the SEC, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of June 30, 2003 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

     Risk Factors
     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 - Contingencies and Part II, Item 1 - Legal Proceedings. Please refer to page 37 and 38 of the Company's 2002 Annual Report on Form 10-K for a description of other risk factors.



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

     As of June 30, 2003, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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



                                                                         Hypothetical change in   Estimated fair value
                                                                             interest rate         after hypothetical
                                                             Fair Value    (bp=basis points)     change in interest rate
                                                             ----------- ----------------------  ------------------------
Fixed-maturity investments at June 30, 2003 (1)............. $   16,056     100 bp increase           $  14,682
                                                                            200 bp increase              13,693
                                                                             50 bp decrease              16,404
                                                                            100 bp decrease              16,814

Fixed-maturity investments at December 31, 2002 (1)......... $   16,111     100 bp increase           $  14,740
                                                                            200 bp increase              13,806
                                                                             50 bp decrease              16,310
                                                                            100 bp decrease              16,794

--------------------

(1) Excluding short-term investments with a fair value of $2.4 and $2.7 million at June 30, 2003 and December 31, 2002, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2003 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.4 million at that date. At December 31, 2002, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.3 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.






                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     See Note 2 of the Notes to Consolidated  Financial  Statements  included in
Part I, Item 1 of this report for information with respect to legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 2003 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 29, 2003. The following matters were submitted to a vote of the Company's shareholders at the Annual Meeting.

Election of Two Directors.
         The results of the election for two directors were as follows:
                                                                 Abstentions and
                                          Votes For               Votes Withheld
                                          ----------             ---------------
John W. Hail                              14,541,121                 235,451
Steven R. Hague                           14,559,431                 217,141


     The Board of Directors of the Company now consists of six members and is divided into three classes equal in size, with the term of office of one class expiring each year. The new terms of service of Messrs. Hail and Hague will expire in 2006. The terms of the other four directors of the Company did not expire at the Annual Meeting. The names of such other directors and the year of expiration of their respective terms are as follows: Harland C. Stonecipher - 2005; Martin H. Belsky - 2005; Peter K. Grunebaum - 2004 and Randy Harp - 2004.

Approval Of Amendment to Stock Option Plan
     The results of the amendment of the Company's Stock Option Plan to increase the maximum number of shares of Common Stock in respect of which options may be granted under the Stock Option Plan from 2,000,000 shares to 3,000,000 shares and to extend the termination date of the Stock Option Plan from December 12, 2005 to December 12, 2012 were as follows:

                                       Votes For                      8,048,346
                                       Votes Against                  1,471,810
                                       Votes Abstain                     31,831
                                       Delivered non-votes            5,224,585

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  Exhibit No.                                               Description
  -----------                                               -----------

     3.1  Amended and Restated Bylaws of the Company as adopted May 29, 2003

     31.1 Certification of Harland C. Stonecipher, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K

     31.2 Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

     32.1 Certification of Harland C. Stonecipher, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of
          Item 601 of Regulation S-K.

     32.2 Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

     The Company filed Form 8-K dated April 2, 2003 providing under Item 7 - Financial Statements and Exhibits the Company's press release dated April 2, 2003, announcing its membership and recruiting information for the three months ended March 31, 2003.

     The Company filed Form 8-K dated April 28, 2003 providing under Item 7 - Financial Statements and Exhibits the Company's press release dated April 28, 2003, announcing its earnings and operating results for the three months ended March 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRE-PAID LEGAL SERVICES, INC.

Date: July 28, 2003                /s/ Harland C. Stonecipher
                                   ------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

Date: July 28, 2003                /s/ Randy Harp
                                   ------------------------------------------
                                   Randy Harp
                                   Chief Operating Officer
                                   (Duly Authorized Officer)

Date: July 28, 2003                /s/ Steve Williamson
                                   ------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)









                                   Exhibit 3.1

                           AMENDED AND RESTATED BYLAWS

                                       OF

                          PRE-PAID LEGAL SERVICES, INC.

                            (As Adopted May 29, 2003)

                                TABLE OF CONTENTS
                                       TO
                           AMENDED AND RESTATED BYLAWS
                                       OF
                          PRE-PAID LEGAL SERVICES, INC.
                            (an Oklahoma Corporation)



ARTICLE I - SHAREHOLDERS
   Section 1.01.    Annual Meeting
   Section 1.02.    Special Meetings
   Section 1.03.    Notice of Meetings
   Section 1.04.    Quorum
   Section 1.05.    Organization
   Section 1.06.    Conduct of Business
   Section 1.07.    Proxies and Voting
   Section 1.08.    Stock List
   Section 1.09.    Inspectors of Elections
   Section 1.10.    Voting Procedures
   Section 1.11.    Notice of Shareholder Nomination and Shareholder Business

ARTICLE II - BOARD OF DIRECTORS
   Section 2.01.    Number and Term of Office
   Section 2.02.    Vacancies
   Section 2.03.    Regular Meetings
   Section 2.04.    Special Meetings
   Section 2.05.    Quorum
   Section 2.06.    Participation in Meetings by Conference Telephone
   Section 2.07.    Written Consents
   Section 2.08.    Conduct of Business
   Section 2.09.    Powers
   Section 2.10.    Compensation of Directors

ARTICLE III - COMMITTEES
   Section 3.01.    Executive Committee
   Section 3.02.    Other Committees of the Board of Directors
   Section 3.03.    Limitations on Power and Authority of Committees
   Section 3.04.    Conduct of Business

ARTICLE IV - OFFICERS
   Section 4.01.    Generally
   Section 4.02.    Chairman of the Board
   Section 4.03.    Vice Chairman of the Board
   Section 4.04.    Chief Executive Officer
   Section 4.05.    President
   Section 4.06.    Vice Presidents
   Section 4.07.    Secretary
   Section 4.08.    Treasurer
   Section 4.09.    Delegation of Authority
   Section 4.10.    Removal
   Section 4.11.    Action with Respect to Securities of Other Corporations

ARTICLE V - STOCK
   Section 5.01.    Certificates of Stock
   Section 5.02.    Transfers of Stock
   Section 5.03.    Record Date
   Section 5.04.    Lost, Stolen or Destroyed Certificates
   Section 5.05.    Regulations

ARTICLE VI - NOTICES
   Section 6.01.    Notices
   Section 6.02.    Waivers

ARTICLE VII - MISCELLANEOUS
   Section 7.01.    Facsimile Signatures
   Section 7.02.    Corporate Seal
   Section 7.03.    Reliance upon Books, Reports and Records
   Section 7.04.    Fiscal Year
   Section 7.05.    Time Periods

ARTICLE VIII - INDEMNIFICATION

ARTICLE IX - AMENDMENTS

ARTICLE X - ELECTRONIC TRANSMISSION




                           AMENDED AND RESTATED BYLAWS
                                       OF
                          PRE-PAID LEGAL SERVICES, INC.
                            (As Adopted May 29, 2003)


                            ARTICLE I - SHAREHOLDERS

Section 1.01.   Annual Meeting

     An annual meeting of the shareholders, for the election of directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting, shall be held at such place, on such date, and at such time as the Board of Directors shall each year fix, which date shall be within thirteen months subsequent to the later of the date of incorporation or the last annual meeting of the shareholders. The board of directors may, in its sole discretion, determine that the meeting shall not be held at any place, but may be held solely by means of remote communication.

Section 1.02.   Special Meetings

     Special meetings of the shareholders, for any purpose or purposes prescribed in the notice of the meeting, may be called by the Board of Directors or by the Chairman of the Board or the President and shall be held on such date, and at such time as they or he shall fix.

Section 1.03.   Notice of Meetings

     Written notice of the place, if any, date, and time of all meetings, and the means of remote communications, if any, by which shareholders and proxyholders may be deemed to be present in person and vote at the meetings, of the shareholders shall be given, not less than ten (10) nor more than sixty (60) days before the date on which the meeting is to be held, to each shareholder entitled to vote at such meeting, except as otherwise provided herein or required by law (meaning, here and hereinafter, as required from time to time by the Oklahoma General Corporation Act or the Certificate of Incorporation). The term "Certificate of Incorporation" as used herein shall mean the Certificate of Incorporation of the corporation as may be amended from time to time. Notice of a special meeting of the shareholders shall also state the purpose or purposes for which the meeting is called.

     When a meeting is adjourned to another place, if any, date or time, written notice need not be given of the adjourned meeting if the place, if any, date, and time thereof and the means of remote communications, if any, by which shareholders and proxyholders may be deemed to be present in person and vote at the adjourned meeting are announced at the meeting at which the adjournment is taken; provided, however, that if the date of any adjourned meeting is more than thirty (30) days after the date for which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, if any, date, and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.

     If a meeting is to be held solely by remote communication, notice of a meeting shall also provide the information required to gain access to the shareholder list by reasonably accessible electronic network; provided, however, that such list shall only be available to shareholders of the corporation.

     Notice may be given effectively to shareholders if given by a form of electronic transmission consented to by the shareholder to whom the notice is given. The consent shall be revocable by the shareholder by written notice to the corporation. Such consent shall be deemed revoked if (a) the corporation is unable to deliver by electronic transmission two consecutive notices given by the corporation in accordance with the consent; and (b) the inability becomes known to the secretary or an assistant secretary of the corporation or to the transfer agent, or other person responsible for the giving of notice; provided, however, the inadvertent failure to treat the inability as a revocation shall not invalidate any meeting or other action. Notice shall be deemed effectively given if by (i) facsimile telecommunication, when directed to a number at which the shareholder has consented to receive notice; (ii) electronic mail, when directed to an electronic mail address at which the shareholder has consented to receive notice; (iii) a posting on an electronic network together with separate notice to the shareholder of the specific posting, upon the later of the posting and the giving of separate notice; and (iv) any other form of electronic transmission, when directed to the shareholder in accordance with the shareholder's consent. An affidavit of the secretary or an assistant secretary or of the transfer agent or other agent of the corporation that the notice has been given by a form of electronic transmission shall, in the absence of fraud, be prima facie evidence of the facts stated therein.

Section 1.04.   Quorum

     At any meeting of the shareholders, the holders of one-third of all of the shares of the stock entitled to vote at the meeting, present in person, represented by proxy or by means of remote communication, shall constitute a quorum for all purposes, unless or except to the extent that the presence of a larger number may be required by law or by the Certificate of Incorporation.

     If a quorum shall fail to attend any meeting, the chairman of the meeting or the holders of a majority of the shares of the stock entitled to vote who are present, in person, represented by proxy or by means of electronic communication, may adjourn the meeting to another date, or time.

Section 1.05.   Organization

     Such person as the Board of Directors may have designated or, in the absence of such a person, the highest ranking officer of the corporation who is present shall call to order any meeting of the shareholders and act as chairman of the meeting. In the absence of the Secretary of the corporation, the secretary of the meeting shall be such person as the chairman appoints.

Section 1.06.   Conduct of Business

     The chairman of any meeting of shareholders shall determine the order of business and the procedure at the meeting, including such regulation of the manner of voting and the conduct of discussion as seem to him in order.

Section 1.07.   Proxies and Voting

     At any meeting of the shareholders, every shareholder entitled to vote may vote in person or by proxy authorized in such manner as specifically permitted by the Oklahoma General Corporation Act or as the corporation may otherwise permit. Proof of such authority shall be filed in accordance with the procedure established for the meeting. If authorized by the Board of Directors, the requirement of a written ballot shall be satisfied by a ballot submitted by electronic transmission; provided that the electronic transmission must either set forth or be submitted with information from which it can be determined that the electronic transmission was authorized by the shareholder or proxyholder. The validity and authenticity of any proxy shall be determined by the corporation.

     Each shareholder shall have one vote for every share of stock entitled to vote which is registered in his name on the record date for the meeting, except as otherwise provided herein or required by law or by the Certificate of Incorporation.

     All voting, except where otherwise required by law or by the Certificate of Incorporation, may be by a voice vote; provided, however, that upon demand therefor by a shareholder entitled to vote or his proxy, a stock vote shall be taken. Every stock vote shall be taken by ballots, each of which shall state the name of the shareholder or proxy voting and such other information as may be required under the procedure established for the meeting. Every vote taken by ballots shall be counted by an inspector or inspectors appointed by the chairman of the meeting.

     All elections shall be determined by a plurality of the votes cast, and except as otherwise required by law or by the Certificate of Incorporation, all other matters shall be determined by a majority of the votes cast.

     Notwithstanding the provisions of this Section 1.07, any action, except as set forth below, required or which may be taken at any annual or special meeting of the shareholders may be taken without a meeting, without prior notice or a vote, if a consent or consents in writing or by electronic transmission, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office in this state, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of meetings of shareholders are recorded. Delivery made to a corporation's registered office shall be by hand, by certified or registered mail, return receipt requested, or electronic transmission. Such written consent or consents shall be filed with the minutes of the proceedings of the shareholders, provided the filings shall be in paper form if the minutes are maintained in paper form and shall be in electronic form if the minutes are maintained in electronic form. Prompt notice of the taking of corporate action without a meeting by less than unanimous written consent shall be given to those shareholders who have not consented in writing.

     Shareholders may, unless the certificate of incorporation otherwise provides, act by written consent to elect directors; provided however, that if the consent is less than unanimous, the action by written consent may be in lieu of holding an annual meeting only if all the directorships to which directors could be elected at an annual meeting held at the effective time of the action are vacant and are filled by the action.

     Every written consent shall bear the date of signature of each shareholder who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless, within sixty (60) days of the earliest dated consent delivered in the manner required by this section to the corporation, written consents signed by a sufficient number of holders to take action are delivered to the corporation by delivery to its registered office in this state, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of meetings of shareholders are recorded. Delivery made to a corporation's registered office shall be by hand, by certified or registered mail, return receipt requested, or by electronic transmission.

     An electronic transmission consenting to an action to be taken and transmitted by a shareholder or proxyholder, shall be deemed to be written, signed and dated for the purposes herein, provided that such electronic transmission sets forth or is delivered with information from which the corporation can determine (a) that the shareholder or proxyholder was authorized to act for the shareholder or proxyholder and (b) the date on which such shareholder or proxyholder transmitted such electronic transmission. The date on which such electronic transmission is transmitted shall be deemed to be the date on which such consent was signed. An electronic transmission shall be deemed to be delivered when reproduced in paper form and delivered to (i) the corporation's registered office, (ii) its principal place of business or (iii) an officer or agent of the corporation having custody of the book in which proceedings of meetings of shareholders are recorded, or as provided by resolution of the board of directors of the corporation.

Section 1.08.   Stock List

     The officer who has charge of the stock ledger of the corporation shall prepare a complete list of shareholders entitled to vote at any meeting of shareholders, arranged in alphabetical order for each class of stock and showing the address of each such shareholder and the number of shares registered in the name of each shareholder. The corporation shall not be required to include electronic mail addresses or other electronic contact information of a shareholder on the list. Such list shall be open to the examination of any shareholder, for any purpose germane to the meeting, for a period of at least ten (10) days prior to the meeting, (i) on a reasonably accessible electronic network, or (ii) during ordinary business hours at the principal place of business of the corporation.

     If the meeting is to be held at a place, the stock list shall also be kept at the place of the meeting during the whole time thereof and shall be open to examination by any shareholder who is present. If the meeting is to be held solely by means of remote communication, the list shall be open to examination of any shareholder during the whole time of the meeting on a reasonably accessible electronic network. The stock ledger shall be the only evidence as to the identity of the shareholders entitled to examine the stock list and to vote in person or by proxy at the meeting.

Section 1.09.   Inspectors of Elections

     The corporation may, but shall not be required to in advance of any meeting of shareholders, appoint one or more persons to act as inspector of elections at the meeting and make a written report thereof. The corporation may designate one or more persons as an alternate inspector to replace any inspector who fails to act. If no inspector or alternate is able to act at a meeting of shareholders, the person presiding at the meeting may appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of the duties of inspector, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of the inspector's ability.

     The inspector or inspectors, if appointed, shall (i) ascertain the number of shares outstanding and the voting power of each; (ii) determine the shares represented at the meeting and the validity of proxies and ballots; (iii) count all votes and ballots; (iv) determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors; and (v) certify their determination of the number of shares represented at the meeting and their count of all votes and ballots. The inspectors may appoint or retain other persons or entities to assist the inspectors in the performance of the duties of such inspectors. The person presiding at the meeting of shareholders shall announce the date and time of the opening and the closing of the polls for each matter upon which the shareholders will vote at a meeting.

     No ballot, proxy or vote, nor any revocation thereof or change thereto, shall be accepted by the inspectors after the closing of the polls unless the district court upon application by a shareholder shall determine otherwise.

Section 1.10.   Voting Procedures

     In determining the validity and counting of proxies and ballots, the inspectors shall be limited to an examination of the proxies, any envelopes submitted with those proxies, any information provided by electronic transmission or remote communication, ballots and the regular books and records of the corporation, except that the inspectors may consider other reliable information for the limited purpose of reconciling proxies and ballots submitted by or on behalf of banks, brokers, their nominees or similar persons which represent more votes than the holder of a proxy is authorized by the record owner to cast or more votes that the shareholder holds of record. If the inspectors consider other reliable information for the limited purpose permitted by the Oklahoma General Corporation Act or these bylaws, the inspectors at the time they may their certification as required by these Bylaws, shall specify the precise information considered by them, including the person or persons from whom they obtained the information, when the information was obtained, the means by which the information was obtained and the basis for the inspectors' belief that the information is accurate and reliable.

Section 1.11.   Notice of Shareholder Nomination and Shareholder Business

     At a meeting of the shareholders, only such business shall be conducted as shall have been properly brought before the meeting. Nominations for the election of directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors. Other matters to be properly brought before the meeting must be: (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, including matters covered by Rule 14a-8 under the Securities Exchange Act of 1934, as in effect from time to time; (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors; or (c) otherwise properly brought before the meeting by a shareholder, as provided below.

     A notice of the intent of a shareholder to make a nomination or to bring any other matter before the meeting shall be made in writing and received by the Secretary of the corporation not more than 150 days and not less than 90 days in advance of the annual meeting or, in the event of a special meeting of shareholders, such notice shall be received by the Secretary of the corporation not later than the close of the fifteenth day following the day on which notice of the meeting is first mailed to shareholders.

     Every such notice by a shareholder shall set forth:

          (a) the name and residence address of the shareholder of the corporation who intends to make a nomination or bring up any other matter;

          (b) a representation that the shareholder is a registered holder of the corporation's voting stock and intends to appear in person or by proxy at the meeting to make the nomination or bring up the matter specified in the notice;

          (c) with respect to notice of an intent to make a nomination, a description of all arrangements or understandings among the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to made by the shareholder;

          (d) with respect to notice of an intent to make a nomination, such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated by the Board of Directors of the corporation; and

          (e) with respect to notice of an intent to bring up any other matter, a description of the matter, and any material interest of the shareholder in the matter.

     Notice of intent to make a nomination shall be accompanied by the written consent of each nominee to serve as director of the corporation, if so elected.

     At the meeting of shareholders, the Chairman of the meeting shall declare out of order and disregard any nomination or other matter not presented in accordance with this section.


                         ARTICLE II - BOARD OF DIRECTORS

Section 2.01.   Number and Term of Office

     The number of directors who shall constitute the whole board shall consist of not less than three nor more than twenty-four members with the exact number to be fixed from time to time by the Board of Directors. The directors shall be divided into three classes, designated Class A, Class B, and Class C, as nearly equal in number as possible. The number of directors equal to the number of class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting of shareholders. Each director shall hold office until his successor is elected and qualified, or until his earlier resignation or removal.

     Whenever the authorized number of directors is increased between annual meetings of the shareholders, the affirmative vote of 80% of the directors then in office, although less than a quorum, shall be required to elect such new directors for the balance of a term and until their successors are elected and qualified. Any decrease in the authorized number of directors shall not become effective until the expiration of the term of the directors then in office unless, at the time of such decrease, there shall be vacancies on the board which are being eliminated by the decrease.

Section 2.02.   Vacancies

     If the office of any director becomes vacant by reason of death, resignation, disqualification, removal or other cause, such vacancy may be filled only by the affirmative vote of 80% of the directors remaining in office, although less than a quorum, and each director so chosen shall hold office for a term expiring at the annual meeting of shareholders at which term of the class to which such director has been elected expires and until his successor is elected and qualified.

Section 2.03.   Regular Meetings

     Regular meetings of the Board of Directors shall be held at such place or places, on such date or dates, and at such time or times as shall have been established by the Board of Directors and publicized among all directors. A notice of each regular meeting shall not be required.

Section 2.04.   Special Meetings

     Special meetings of the Board of Directors may be called by any two of the directors then in office or by the chief executive officer and shall be held at such place, on such date, and at such time as they or he shall fix. Notice of the place, date, and time of each such special meeting shall be given each director by whom it is not waived in one or more of the following ways: (i) by mailing written notice not less than three (3) days before the meeting, or (ii) by personally delivering the same not less than eighteen (18) hours before the meeting; or (iii) by telegraphing, transmitting by facsimile or telephoning the same or by electronic transmission in a manner reasonably designed to reach the director not less than eighteen (18) hours before the meeting. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting.

Section 2.05.   Quorum

     At any meeting of the Board of Directors, one-third of the total number of the whole board, but not less than two directors, shall constitute a quorum for all purposes, unless or except in the event that a board of one is authorized in which case one director shall constitute a quorum. If a quorum shall fail to attend any meeting, a majority of the directors present may adjourn the meeting to another place, date, or time, without further notice or waiver thereof.

Section 2.06.   Participation in Meetings by Conference Telephone

     Members of the Board of Directors, or of any committee thereof, may participate in a meeting of such board or committee by means of conference telephone or other communications equipment that enables all persons participating in the meeting to hear each other. Such participation shall constitute presence in person at such meeting.

Section 2.07.   Written Consents

     Action may be taken by the Board of Directors without a meeting if all members thereof consent thereto in writing or by electronic transmission, and the writing or writings or electronic transmission or transmissions are filed with the minutes of proceedings of the Board of Directors. The filing shall be in paper form if the minutes are maintained in paper form and shall be in electronic form if the minutes are maintained in electronic form.

Section 2.08.   Conduct of Business

     At any meeting of the Board of Directors at which a quorum of the directors is present, business shall be transacted in such order and manner as the board may from time to time determine, and all matters shall be determined by the vote of a majority of the directors present, except as otherwise provided herein or required by law or by the Certificate of Incorporation.

Section 2.09.   Powers

     The Board of Directors may, except as otherwise required by law or by the Certificate of Incorporation, exercise all such powers and do all such acts and things as may be exercised or done by the corporation, including, without limiting the generality of the foregoing, the unqualified power:

          (1) To declare dividends from time to time in accordance with law;

          (2)  To  purchase  or  otherwise  acquire  any  property,   rights  or
          privileges on such terms as it shall determine;

          (3) To authorize the creation, making and issuance, in such form as it may determine, of written obligations of every kind, negotiable or non-negotiable, secured or unsecured, and to do all things necessary in connection therewith;

          (4) To remove any officer of the corporation with or without cause, and from time to time to devolve the powers and duties of any officer upon any other person for the time being;

          (5) To confer upon any officer of the corporation the power to appoint, remove and suspend subordinate officers and agents;

          (6) To adopt from time to time such stock, option, stock purchase, bonus or other compensation plans for directors, officers and agents of the corporation and its subsidiaries as it may determine;

          (7) To adopt from time to time such insurance, retirement, and other benefit plans for directors, officers and agents of the corporation and its subsidiaries as it may determine; and,

          (8) To adopt from time to time regulations, not inconsistent with these bylaws, for the management of the corporation's business and affairs.

Section 2.10.   Compensation of Directors

     Directors, as such, may receive, pursuant to resolution of the Board of Directors, fixed fees and other compensation for their services as directors, including, without limitation, their services as members of committees of the directors.


                            ARTICLE III - COMMITTEES

Section 3.01.   Executive Committee

     The Board of Directors may designate an Executive Committee to serve at the pleasure of the board and shall elect a director or directors to serve as the member or members of the Executive Committee, designating, if it desires, other directors as alternative members who may replace any absent or disqualified member at any meeting of the Executive Committee. The Executive Committee, except to the extent as it may be restricted from time to time by the vote of a majority of the total number of directors, may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it subject to the limitations set forth on Section 3.03. Unless expressly restricted by resolution of the Board of Directors, the Executive Committee shall have the power and authority to declare a dividend, to authorize the issuance of stock and to adopt a certificate of ownership and merger. In the absence or disqualification of any member of the Executive Committee, and any alternate member in his place, the member or members of the Executive Committee present at the meeting and not disqualified from voting, whether or not he or they constitute a quorum, may by unanimous vote appoint another member of the Board of Directors to act at the meeting in the place of the absent or disqualified member.

Section 3.02.   Other Committees of the Board of Directors

     The Board of Directors may from time to time designate other committees of the board, with such lawfully delegable powers and duties as it thereby confers, to serve at the pleasure of the board and shall, for those committees, elect a director or directors to serve as the member or members, designating, if it desires, other directors as alternative members who may replace any absent or disqualified member at any meeting of the committee. Any committee so designated may exercise the power and authority of the Board of Directors to the extent the resolution designating the committee or a supplemental resolution of the Board of Directors shall so provide subject to the limitation set forth in Section
3.03. In the absence or disqualification of any member of any committee and any alternate member in his place, the member or members of the committee present at the meeting and not disqualified from voting, whether or not he or they constitute a quorum, may by unanimous vote appoint another member of the Board of Directors to act at the meeting in the place of the absent or disqualified member.

Section 3.03.   Limitations on Power and Authority of Committees

     No committee of the Board of Directors shall have any power or authority in reference to amending the certificate of incorporation of the corporation (except that the Executive Committee, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the Board of Directors, may fix the designations and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation or fix the number of the shares in any series of stock or authorize the increase or decrease of the shares of any series), adopting an agreement of merger or consolidation, recommending to the shareholders the sale, lease or exchange of all or substantially all of the property and assets of the corporation, recommending to the shareholders a dissolution of the corporation or a revocation of a dissolution, or amending the bylaws of the corporation.

Section 3.04.   Conduct of Business

     Each committee may determine the procedural rules for meeting and conducting its business and shall act in accordance therewith, except as otherwise provided herein or required by law. Adequate provision shall be made for notice to members of all meetings; one-third (1/3) of the total committee members shall constitute a quorum unless the committee shall consist of one or two members, in which event one member shall constitute a quorum; and all matters shall be determined by a majority vote of the members present. Minutes of each committee meeting shall be prepared, approved by the chairman of the meeting and filed with the Secretary of the corporation. Action may be taken by any committee without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of such committee.


                              ARTICLE IV - OFFICERS

Section 4.01.   Generally

     The officers of the corporation shall consist of a Chief Executive Officer, a President and a Secretary and such other senior or subordinate officers as may from time to time be elected by the Board of Directors. The Board of Directors may also elect from its number a Chairman and Vice Chairman of the Board of the corporation. Officers shall be elected by the Board of Directors, which shall consider that subject at its first meeting after every annual meeting of shareholders. Each officer shall hold his office until his successor is elected and qualified or until his earlier resignation or removal. Any number of offices may be held by the same person.

Section 4.02.   Chairman of the Board

     The Chairman of the Board, if any, shall, if present, preside at all meetings of the Board of Directors and exercise and perform such other powers and duties as may be from time to time assigned to him by the Board of Directors. He shall be the senior officer of the corporation and shall be responsible for overall planning and policy.

Section 4.03.   Vice Chairman of the Board

     The Vice Chairman of the Board shall perform such duties as the Board of Directors shall prescribe. In the absence or disability of the Chairman of the Board, the Vice Chairman shall perform the duties and exercise the powers of the Chairman of the Board.

Section 4.04.   Chief Executive Officer

     The Chief Executive Officer shall, subject to the provisions of these bylaws and to the direction of the Board of Directors, have the responsibility and the general management and control of the affairs and business of the corporation and shall perform all duties and have all powers which are commonly incident to the office of chief executive or which are delegated to him by the Board of Directors. He shall have power to sign all stock certificates, contracts and other instruments of the corporation which are authorized. He shall have general supervision and direction or all of the other officers and agents of the corporation.

Section 4.05.   President

     The President shall have such duties as are assigned to him by the Board of Directors or the Chief Executive Officer. In the absence or disability of the Chief Executive Officer, the President shall perform the duties and exercise the powers of the Chief Executive Officer.

Section 4.06.   Vice Presidents

     Each Vice President shall perform such duties as the Board of Directors or Chief Executive Officer shall prescribe. In the absence or disability of the President, the Vice President with the highest ranking shall perform the duties and exercise the powers of the President.

Section 4.07.   Secretary

     The Secretary shall issue all authorized notices for, and shall keep minutes of, all meetings of the shareholders and the Board of Directors. He shall have charge of the corporate records.

Section 4.08.   Treasurer

     The Treasurer, if any, shall have the custody of all monies and securities of the corporation and shall keep regular books of account. He shall make such disbursements of the funds of the corporation as are proper and shall render from time to time an account of all such transactions and of the financial condition of the corporation.

Section 4.09.   Delegation of Authority

     The Board of Directors may from time to time delegate the powers or duties of any officer to any other officers or agents, notwithstanding any provision hereof.

Section 4.10.   Removal

     Any officer of the corporation may be removed at any time, with or without cause, by the Board of Directors.

Section 4.11.   Action with Respect to Securities of Other Corporations

     Unless otherwise directed by the Board of Directors, the Chief Executive Officer or the President shall have power to vote and otherwise act on behalf of the corporation, in person or by proxy, at any meeting of shareholders of or with respect to any action of shareholders of any other corporation in which this corporation may hold securities and otherwise to exercise any and all rights and powers which this corporation may possess by reason of its ownership of securities in such other corporation.


                                ARTICLE V - STOCK

Section 5.01.   Certificates of Stock

     Each shareholder shall be entitled to a certificate signed by, or in the name of, the corporation by the Chairman or the Vice Chairman of the Board, or the President or a Vice President, and by the Secretary or an Assistant Secretary, or the Treasurer or an Assistant Treasurer, certifying and representing the number of shares owned by him. Any of or all the signatures on the certificate may be facsimile. The board of directors may provide by resolution or resolutions that some or all of any or all classes or series of the corporation's stock may be uncertificated shares.

Section 5.02.   Transfers of Stock

     Transfers of stock shall be made only upon the transfer books of the corporation kept at an office of the corporation or by transfer agents designated to transfer shares of the stock of the corporation. Except where a certificate is issued in accordance with Section 5.04 of these bylaws, an outstanding certificate for the number of shares involved shall be surrendered for cancellation before a new certificate is issued therefor.

Section 5.03.   Record Date

     The Board of Directors may fix a record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     In order that the corporation may determine the shareholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. If no record date has been fixed by the Board of Directors, the record date for determining shareholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by the Oklahoma General Corporation Act, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by delivery to its registered office in this state, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of meetings of shareholders are recorded. Delivery made to a corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by the Oklahoma General Corporation Act, the record date for determining shareholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

     In order that the corporation may determine the shareholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the shareholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty (60) days prior to such action. If no record date is fixed, the record date for determining shareholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

Section 5.04.   Lost, Stolen or Destroyed Certificates

     In the event of the loss, theft or destruction of any certificate of stock, another may be issued in its place pursuant to such regulations as the Board of Directors may establish concerning proof of such loss, theft or destruction and concerning the giving of a satisfactory bond or bonds of indemnity.

Section 5.05.   Regulations

     The issue, transfer, conversion and registration of certificates of stock shall be governed by such other regulations as the Board of Directors may establish.

                              ARTICLE VI - NOTICES

Section 6.01.   Notices

     Except as otherwise permitted herein, whenever notice is required to be given to any shareholder, director, officer, or agent, such requirement shall not be construed to mean personal notice. Such notice may in every instance be effectively given by depositing a writing in a post office or letter box, first class postage prepaid, by dispatching a prepaid telegram, addressed to such shareholder, director, officer, or agent at his or her address as the same appears on the books of the corporation or by electronic transmission. The time when such notice is deposited or dispatched shall be the time of the giving of the notice.

Section 6.02.   Waivers

     A written waiver of any notice, signed by a shareholder, director, officer, or agent, whether before or after the time of the event for which notice is to be given, shall be deemed equivalent to the notice required to be given to such shareholder, director, officer, or agent. Neither the business nor the purpose of any meeting need be specified in such a waiver.


                           ARTICLE VII - MISCELLANEOUS

Section 7.01.   Facsimile Signatures

     In addition to the provisions for the use of facsimile signatures elsewhere specifically authorized in these bylaws, facsimile signatures of any officer or officers of the corporation may be used whenever and as authorized by the Board of Directors or a committee thereof.

Section 7.02.   Corporate Seal

     The Board of Directors may provide a suitable seal, containing the name of the corporation and the word "Oklahoma", which seal shall be placed in the custody of the Secretary. If and when so directed by the Board of Directors or a committee thereof, duplicates of the seal may be kept and used by the Treasurer or by an Assistant Secretary or Assistant Treasurer.

Section 7.03.   Reliance upon Books, Reports and Records

     A member of the Board of Directors or a member of any committee designated by the Board of Directors, in the performance of his duties, shall be fully protected in relying in good faith upon the records of the corporation and upon such information, opinions, reports or statements presented to the corporation by any of the corporation's officers or employees, or committees of the Board of Directors, or by any other person as to matters the member reasonably believes are within such officer's, employee's, committee's or other person's competence and who have been selected with reasonable care by or on behalf of the corporation.

Section 7.04.   Fiscal Year

     The fiscal year of the corporation shall be as fixed by the Board of Directors.

Section 7.05.   Time Periods

     In applying any provision of these bylaws which require that an act be done or not done a specified number of days prior to an event or that an act be done during a period of a specified number of days prior to an event, calendar days shall be used, the day of the doing of the act shall be excluded and the day of the event shall be included.

                         ARTICLE VIII - INDEMNIFICATION

     (1) The Corporation shall indemnify, and may advance litigation expenses to, its officers and directors to the fullest extent permitted by the Oklahoma General Corporation Act, as the same exists or may hereafter be amended, and all other laws of the State of Oklahoma.

     (2) The Corporation may indemnify, and may advance litigation expenses to, employees and agents of the Corporation, and persons serving at the request of the Corporation as directors, officers, employees or agents of another corporation, partnership, joint venture, trust or enterprise, to the fullest extent permitted by the Oklahoma General Corporation Act, as the same exists or may hereafter be amended, and all other laws of the State of Oklahoma.

     (3) No amendment to or repeal of this Article VIII shall apply to or have any effect on the right of a person entitled to indemnification hereunder to receive such indemnification or on the ability of the Corporation to provide indemnification to any person to which indemnification is permitted hereunder for or with respect to any acts or omissions of any such person occurring prior to the time of such amendment or repeal.

     (4) By action of the Board of Directors, notwithstanding any interest of the directors in the action, the Corporation may purchase and maintain insurance, in such amounts as the Board of Directors deems appropriate, on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power or would be required to indemnify him against such liability under the provisions of this Article VIII or of the Oklahoma General Corporation Act.

     (5) Any right to indemnification conferred in this Article VIII shall be a contract right and shall not be exclusive of any other right which any person may have or hereafter acquire under the Corporation's Certificate of Incorporation, bylaws, or any statute, bylaw, agreement, resolution of shareholders or directors or otherwise.


                             ARTICLE IX - AMENDMENTS

      These bylaws may be amended or repealed by the Board of Directors at any meeting.


                       ARTICLE X - ELECTRONIC TRANSMISSION

     As used herein, electronic transmission means any form of communication, not directly involving the physical transmission of paper, that creates a record that may be retained, retrieved, and reviewed by a recipient thereof, and that may be directly reproduced in paper form by such a recipient through an automated process.

                            CERTIFICATE OF SECRETARY


     I, the undersigned, do hereby certify:

     1. That I am the duly elected and acting Secretary of Pre-Paid Legal Services, Inc., an Oklahoma corporation;

     2. That the foregoing bylaws comprising sixteen (16) pages constitute the bylaws of said corporation as duly adopted by resolution of Board of Directors effective May 29, 2003.

     IN WITNESS WHEREOF, I have hereunto subscribed my name this 29th day of May, 2003.



                                   /s/ Kathryn Walden
                                   -----------------------------------------
                                   Kathryn Walden, Secretary






                                  Exhibit 31.1

                                  CERTIFICATION

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-159e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  Omitted pursuant to Exchange Act Release 34-47986

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: July 28, 2003                /s/ Harland C. Stonecipher
                                   -------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman and Chief Executive Officer





                                  Exhibit 31.2

                                  CERTIFICATION

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


Date: July 28, 2003                /s/ Steve Williamson
                                   -------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer






                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 28, 2003                /s/ Harland C. Stonecipher
                                   -------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman and Chief Executive Officer





                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 28, 2003                /s/ Steve Williamson
                                   -------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer