Form 10-Q
period 2003-09-30
PRE PAID LEGAL SERVICES INC
filed 2003-10-28
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2003


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

     The number of shares outstanding of the registrant's common stock as of October 24, 2003 was 17,316,399.





                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2003


                                    CONTENTS



Part I.  Financial Statements

         Item 1.     Financial Statements of Registrant:

                     a)   Consolidated Balance Sheets
                          as of September 30, 2003 (Unaudited) and
                          December 31, 2002

                     b)   Consolidated Statements of Income
                          (Unaudited) for the three months and the nine months ended September 30, 2003 and 2002

                     c) Consolidated Statements of Comprehensive Income (Unaudited) for the three months and the nine months ended September 30, 2003 and 2002

                     d)   Consolidated Statements of Cash Flows
                           (Unaudited) for the nine months ended
                           September 30, 2003 and 2002

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

         Item 6.     Exhibits and Reports on Form 8-K

Signatures






ITEM 1.  FINANCIAL STATEMENTS OF REGISTRANT


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                        September 30,     December 31,
                                                                                             2003             2002
                                                                                        -------------    -------------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents........................................................     $    12,489      $    20,858
  Available-for-sale investments, at fair value....................................           3,860            3,970
  Membership income receivable.....................................................           4,643            5,247
  Inventories......................................................................             947            1,212
  Refundable income taxes..........................................................             828              275
  Deferred member and associate service costs......................................          12,854           13,639
  Deferred income taxes............................................................           5,211            4,603
                                                                                        -------------    -------------
      Total current assets.........................................................          40,832           49,804
Available-for-sale investments, at fair value......................................          13,744           11,560
Investments pledged................................................................           4,156            4,160
Property and equipment, net........................................................          41,718           25,593
Deferred member and associate service costs........................................           2,637            2,991
Other assets.......................................................................           4,009            2,728
                                                                                        -------------    -------------
        Total assets...............................................................     $   107,096      $    96,836
                                                                                        -------------    -------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     8,878      $     8,610
  Deferred revenue and fees........................................................          22,836           22,612
  Current portion of capital leases payable........................................             808               14
  Current portion of notes payable.................................................           1,676            2,412
  Accounts payable and accrued expenses............................................          15,063           13,498
                                                                                        -------------    -------------
    Total current liabilities......................................................          49,261           47,146
  Capital leases payable...........................................................           1,691              912
  Notes payable....................................................................          15,924            8,221
  Deferred revenue and fees........................................................           3,628            4,266
  Deferred income taxes ...........................................................           2,643            1,319
                                                                                        -------------    -------------
      Total liabilities............................................................          73,147           61,864
                                                                                        -------------    -------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 22,153 and
    23,688 issued at September 30, 2003 and December 31, 2002, respectively........             222              237
  Capital in excess of par value...................................................          10,259           43,219
  Retained earnings................................................................         121,769           90,254
  Accumulated other comprehensive income...........................................             727              290
  Treasury stock, at cost; 4,852 shares held at
    September 30, 2003 and December 31, 2002.......................................         (99,028)         (99,028)
                                                                                        -------------    -------------
      Total stockholders' equity...................................................          33,949           34,972
                                                                                        -------------    -------------
        Total liabilities and stockholders' equity.................................     $   107,096      $    96,836
                                                                                        -------------    -------------

The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                  -----------------------  ------------------------
                                                                     2003         2002         2003         2002
                                                                  ----------- -----------  -----------  -----------
Revenues:
  Membership fees.................................................$   82,695  $   79,583   $  246,123   $  229,062
  Associate services..............................................     6,033       9,363       19,900       27,499
  Other...........................................................     1,296       1,213        3,963        3,573
                                                                  ----------- -----------  -----------  -----------
                                                                      90,024      90,159      269,986      260,134
                                                                  ----------- -----------  -----------  -----------
Costs and expenses:
  Membership benefits.............................................    27,956      26,620       82,271       76,936
  Commissions.....................................................    28,443      31,064       84,974       91,671
  Associate services and direct marketing.........................     7,411       7,732       21,820       22,455
  General and administrative......................................     9,896       8,529       26,817       23,869
  Other, net......................................................     2,175       2,539        6,256        4,968
                                                                  ----------- -----------  -----------  -----------
                                                                      75,881      76,484      222,138      219,899
                                                                  ----------- -----------  -----------  -----------

Income before income taxes........................................    14,143      13,675       47,848       40,235
Provision for income taxes........................................     4,705       4,718       16,333       13,881
                                                                  ----------- -----------  -----------  -----------
Net income........................................................$    9,438  $    8,957   $   31,515   $   26,354
                                                                  ----------- -----------  -----------  -----------

Basic earnings per common share...................................$     .54   $     .46    $    1.79    $    1.32
                                                                  ----------- -----------  -----------  -----------

Diluted earnings per common share.................................$     .54   $     .46    $    1.78    $    1.32
                                                                  ----------- -----------  -----------  -----------


The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                  -----------------------  ------------------------
                                                                     2003         2002         2003         2002
                                                                  ----------- -----------  -----------  -----------


Net income.....................................................   $    9,438  $    8,957   $   31,515   $   26,354
                                                                  ----------- -----------  -----------  -----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................           15         (30)         144           69
                                                                  ----------- -----------  -----------  -----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains arising during period                      (197)        104          236          155
    Reclassification adjustment for realized losses (gains)
      included in net income...................................           35         (25)          57          (54)
                                                                  ----------- -----------  -----------  -----------
                                                                        (162)         79          293          101
                                                                  ----------- -----------  -----------  -----------
Other comprehensive income (loss), net of income taxes
  of ($87) and $43 for the three months and $158 and $54 for the nine months ended September 30, 2003 and 2002,
  respectively.................................................         (147)         49          437          170
                                                                  ----------- -----------  -----------  -----------


Comprehensive income...........................................   $    9,291  $    9,006   $   31,952   $   26,524
                                                                  ----------- -----------  -----------  -----------

The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    -------------------------
                                                                                        2003          2002
                                                                                    -----------   -----------

Cash flows from operating activities:
Net income.......................................................................   $   31,515    $   26,354
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes............................................          133          (294)
  Depreciation and amortization..................................................        5,295         3,844
  Tax benefit on exercise of stock options.......................................           91           817
  Contribution of stock to ESOP..................................................          221           207
  Decrease (increase) in Membership income receivable............................          604          (737)
  Decrease (increase) in inventories.............................................          265          (288)
  Increase in refundable income taxes............................................         (553)         (256)
  Decrease (increase) in deferred member and associate service costs.............        1,139        (1,248)
  (Increase) decrease in other assets............................................       (1,281)          771
  Increase in accrued Membership benefits........................................          268           920
  (Decrease) increase in deferred revenue and fees...............................         (414)        3,616
  Decrease in income taxes payable...............................................            -        (1,087)
  Increase in accounts payable and accrued expenses and other....................        2,292         6,426
                                                                                    -----------   -----------
    Net cash provided by operating activities....................................       39,575        39,045
                                                                                    -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment............................................      (20,045)       (9,672)
  Purchases of investments - available for sale..................................       (5,605)      (12,890)
  Maturities and sales of investments - available for sale.......................        3,828        13,199
                                                                                    -----------   -----------
        Net cash used in investing activities....................................      (21,822)       (9,363)
                                                                                    -----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of common stock options.................................          844         3,036
  Decrease in capital lease obligations..........................................         (802)            -
  Proceeds from vendor rebate....................................................        1,000             -
  Proceeds from issuance of debt.................................................       15,300         9,100
  Repayments of debt.............................................................       (8,333)         (667)
  Purchases of treasury stock....................................................      (34,131)      (42,364)
                                                                                    -----------   -----------
        Net cash used in financing activities ...................................      (26,122)      (30,895)
                                                                                    -----------   -----------

Net decrease in cash and cash equivalents........................................       (8,369)       (1,213)
Cash and cash equivalents at beginning of period.................................       20,858        14,290
                                                                                    -----------   -----------
Cash and cash equivalents at end of period.......................................   $   12,489    $   13,077
                                                                                    -----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................   $      403    $       37
                                                                                    -----------   -----------
  Income taxes paid..............................................................   $   16,200    $   14,980
                                                                                    -----------   -----------
  Non-cash activities - capital lease obligations incurred (net of $1 million
  rebate)........................................................................   $    1,375    $        -
                                                                                    -----------   -----------


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

     In the opinion of management, the accompanying unaudited financial statements as of September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of results expected for the full year.

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

                                                              Three Months Ended         Nine Months Ended
                                                                September 30,              September 30,
                                                            ----------------------    -----------------------
                                                              2003          2002        2003           2002
                                                            ---------    ---------    ---------     ---------
Net income, as reported................................     $  9,438     $  8,957     $ 31,515      $ 26,354
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects.............................         (177)        (336)        (684)       (2,756)
                                                            ---------    ---------    ---------     ---------
Pro forma net income...................................     $  9,261     $  8,621     $ 30,831      $ 23,598
                                                            ---------    ---------    ---------     ---------
Earnings per share:
    Basic - as reported................................     $    .54     $    .46     $   1.79      $   1.32
    Basic - pro forma..................................     $    .53     $    .45     $   1.75      $   1.19
    Diluted - as reported..............................     $    .54     $    .46     $   1.78      $   1.32
    Diluted - pro forma................................     $    .53     $    .45     $   1.75      $   1.19




Note 2 - Contingencies
     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of September 30, 2003, the briefing in the appeal had been completed. The Company is unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of memberships. As of September 30, 2003, the Company was aware of 30 separate lawsuits involving approximately 285 plaintiffs that have been filed in multiple counties in Alabama, although since September 30, the claims of approximately 181 plaintiffs in five of the Alabama cases have been dismissed with prejudice pursuant to a settlement payment of $27,000. As of September 30, 2003, the Company was aware of 18 separate lawsuits involving approximately 432 plaintiffs in multiple counties in Mississippi, although since September 30 the court has granted the Company's motion to dismiss the plaintiff's claims in one of the cases for failure to state a claim. Certain of the Mississippi lawsuits also name the Company's provider attorney in Mississippi as a defendant. Proceedings in several of the eleven cases which name the Company's provider attorney as a defendant have been stayed pending the Mississippi Supreme Court's ruling on the Pre-Paid defendants' appeal of a trial court's granting of a partial summary judgment that the action is not required to be submitted to arbitration. At least three complaints have been filed by the law firm representing plaintiffs in eleven of the cases on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002, December 2002 and August 2003. The Company has responded to the Attorney General's requests for information with respect to these complaints, and as of September 30, 2003, the Company was not aware of any further actions being taken by the Attorney General. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the Company's membership agreements, and has appealed the state court rulings in favor of certain of the plaintiffs on the arbitration issue to the Mississippi Supreme Court. These cases are all in various stages of litigation, including trial settings beginning in Alabama in December 2003, and in Mississippi in February 2004, and seek varying amounts of actual and punitive damages. While the amount of membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

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

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action is a putative class action brought by Gina Kotwitz, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with the Company's commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates, including a request stated in June 2003 for the imposition of a constructive trust as to earned commissions applied to the reduction of debit balances and disgorgement of all earned renewal commissions applied to the reduction of debit balances. On September 23, 2003 the court entered an order dismissing the class action allegations upon the motion of the plaintiffs. The order provides that the action will proceed only on an individual basis, and that the hearing on plaintiffs' motion for class certification previously set for February 2004 was cancelled. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Pre-Paid defendants filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002, and discovery in the action was stayed pending a ruling on the motion to dismiss. On July 24, 2003, the Court granted in part and denied in part the Pre-Paid defendants' motion to dismiss. The claims asserted under the Securities Exchange Act of 1934 and the Oklahoma Securities Act were dismissed without prejudice. The motion was denied as to the remaining claims. On July 23, 2003, the Court denied the motion to strike class action allegations at this time. Accordingly, the case will now proceed in the normal course as to the remaining claims. Discovery has commenced on class certification issues which is expected to be completed by March 2004, but no hearing has been scheduled. The ultimate outcome of this case is not determinable.

     In December 2002, the West Virginia Supreme Court reversed a summary judgment which had been granted by the Circuit Court of Monangalia County, West Virginia in favor of the Company in connection with the claims of a former member, Georgia Poling and her daughters against the Company and a referral lawyer with respect to a 1995 referral. That action was originally filed in March 2000, and alleges breach of contract and fraud against the Company in connection with the referral. Plaintiffs seek actual and punitive damages in unspecified amounts. The case is set for trial in April 2004. The ultimate outcome of this case is not determinable.

     On January 30, 2003, the Company announced that it had received a subpoena from the office of the United States Attorney for the Southern District of New York requesting information relating to trading activities in the Company's stock in advance of the January 2003 announcement of recruiting and membership production results for the fourth quarter of 2002. The Company also received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the same subject and requesting that the Company voluntarily provide certain information. The Company has and will continue to respond to any such requests. The ultimate outcome of these matters is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases, which at September 30, 2003 was $3.3 million. If an unexpected result were to occur in one or more of the pending cases, the amount of damages awarded could differ significantly from management's estimates. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims.

     The Company is constructing a new corporate office complex with an estimated completion during the fourth quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through September 30, 2003 of approximately $28.0 million, including approximately $508,000 of capitalized interest costs, have been paid from existing resources and a real estate line of credit. The Company expects to incur additional indebtedness in order to finance the remaining costs of its new corporate headquarters. The Company has entered into construction contracts in the amount of $28.7 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from October 1, 2003 are estimated at approximately $2.0 million.

Note 3 - Treasury Stock Purchases
     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 8,000,000 shares during subsequent board meetings. At September 30, 2003, the Company had purchased 7.1 million treasury shares under these authorizations for a total consideration of $159.3 million, an average price of $22.47 per share. During the quarter and nine month periods ended September 30, 2003, the Company purchased and formally retired 86,100 and 1.6 million shares of treasury shares reducing its common stock by $1,000 and $15,000 and its capital in excess of par by $1.9 million and $34.1 million, respectively. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and the Company's expected cash flows, management believes that purchasing treasury shares enhances shareholder value. The Company expects to continue its treasury stock program and may seek alternative sources of financing to continue or accelerate the program. During the third quarter of 2003, the Company arranged a new $25 million line of credit for purposes of financing treasury stock purchases. See Note 6 below.

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

                                                                            Three Months         Nine Months
                                                                               Ended                Ended
                                                                           September 30,        September 30,
                                                                        -------------------- -------------------
Basic Earnings Per Share:                                                 2003       2002      2003       2002
                                                                        --------- ---------  --------- ---------
Earnings:
Net income...........................................................   $   9,438 $   8,957  $  31,515 $  26,354
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      17,335    19,312     17,654    19,909
                                                                        --------- ---------  --------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $  9,438  $  8,957  $  31,515  $ 26,354
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      17,335    19,312     17,654    19,909
Assumed exercise of options..........................................          70        37         51       119
                                                                        --------- ---------  --------- ---------
Weighted average number of shares, as adjusted.......................      17,405    19,349     17,705    20,028
                                                                        --------- ---------  --------- ---------





     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 753,000 shares and 982,000 shares for the three months and 809,000 shares and 918,000 shares for the nine months ended September 30, 2003 and 2002, respectively, with an average exercise price of $28.19, $29.81, $27.79 and $30.38, respectively, were excluded from the calculation of diluted earnings per share for the respective periods.


Note 5 - Recent Issued Accounting Pronouncements
     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003 (for the Company in the third quarter of 2003). FASB has delayed the effective date (for the Company until December 31, 2003) for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The Company has determined the adoption of the provisions of FIN 46 will not have a material effect on its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003, have been included in the accompanying financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on its financial reporting and disclosures.

Note 6 - Notes Payable and Capital Leases
     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of up to $20 million may be funded over the period ending December 31, 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning December 31, 2003 in monthly principal payments equal to the principal balance outstanding at December 31, 2003 divided by 105 plus interest with a balloon payment on September 30, 2008. Additionally, interest on the outstanding balance of the real estate line is payable monthly through November 30, 2003.

     As of September 30, 2003, the Company had accessed $17.6 million of the $20 million real estate line. The interest rate as of September 30, 2003 was 3.37% for the real estate loan and the real estate loan agreement provides for the same financial covenants described below for the 2003 $25 million credit facility. The Company is scheduled to begin principal payments on the real estate line on December 31, 2003. As of September 30, 2003, interest capitalized related to construction in progress was $508,000.

     During the 2003 third quarter, the Company arranged $25 million in additional financing from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million is immediately available to the Company with advances required to be made no later than November 30, 2003. The financing provides up to $25 million for treasury stock purchases with scheduled monthly principal payments beginning December 31, 2003 and ending on May 31, 2005 with interest at the 30 day LIBOR Rate plus three percent, adjusted monthly. The loan is primarily secured by the Company's rights to receive membership fees on a portion of its memberships and a pledge of the stock of its subsidiaries. The definitive agreement contains covenants similar to those in the Company's previous line of credit, including provisions prohibiting the Company from pledging assets, incurring additional indebtedness and selling assets. The loan agreement also prohibits the Company from purchasing treasury stock with any funds other than the $25 million loan proceeds until the loan is repaid. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be the chairman and Chief Executive officer of the Company for 90 days. Pre-payment of the loan is permitted. The Company expects to draw down the full $25 million of this line during the fourth quarter prior to the required advance date of November 30, 2003 to continue the treasury stock purchase program.

     The loan agreement contains the following financial covenants: (a) the Company's quarterly Debt Coverage Ratio (as defined in the loan agreement) shall not be less than 125%; (b) the Company's cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a monthly basis, (c) the Company shall maintain a rolling twelve month average retention rate of membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis, (d) the Company shall maintain tangible net worth equal to the lower of zero or the September 30,2003 net worth increased by 50% of subsequent net income, and (e) the Company's dividends to shareholders, if declared, are limited to $1.8 million per quarter.

         A schedule of outstanding balances and future maturities as of September 30, 2003 follows:

Real estate line of credit.................    $      17,600
Less: Current portion of notes payable.....           (1,676)
Long term portion..........................   ----------------
                                               $      15,924
                                              ----------------



Repayment Schedule commencing
    October 2003:
Year 1.....................................    $       1,676
Year 2.....................................            2,011
Year 3.....................................            2,011
Year 4.....................................            2,011
Year 5.....................................            2,011
Thereafter.................................            7,880
Total notes payable........................   ----------------
                                               $      17,600
                                              ----------------


     During the nine months ended September 30, 2003, the Company entered into a capital lease in the amount of $2.4 million to acquire significant new computer hardware to supplement its current information technology platform and provide redundancy for its critical business systems. The capital lease requires the Company to make annual payments of $792,000 beginning January 2003 through January 2005. Pursuant to this lease, the Company received a $1 million vendor rebate during April 2003, which was recorded as a reduction in property and equipment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations - First nine months of 2003 compared to first nine months of 2002

     The Company reported net income of $31.5 million, or $1.78 per diluted common share, for the nine months ended September 30, 2003, up 20% from net income of $26.4 million, or $1.32 per diluted common share, for the comparable period of the prior year. Diluted earnings per share increased 35% due to increased net income of 20% and an approximate 12% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $246.1 million during 2003 compared to $229.1 million for 2002, an increase of 7%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 14% during the nine months ended September 30, 2003 to 518,356 from 604,417 during the comparable period of 2002. At September 30, 2003, there were 1,420,860 active Memberships in force compared to 1,389,467 at September 30, 2002, an increase of 2%. Additionally, the average annual fee per Membership has increased from $256 for all Memberships in force at September 30, 2002 to $257 for all Memberships in force at September 30, 2003, as a result of a higher portion of active Memberships containing the additional pre-trial hours benefit at an additional cost to the member, a larger number of Legal Shield subscribers and increased sales of the Company's business oriented memberships.

     Associate services revenue decreased 28% from $27.5 million for the first nine months of 2002 to $19.9 million during the same period of 2003 primarily as a result of approximately 40% fewer new associates recruited. As a result of the 40% lower overall recruiting, 38% fewer associates elected to participate in the Company's training program during the 2003 period compared to the 2002 period. The Fast Start program generated training fees of approximately $6.3 million during the first nine months of 2003 compared to $8.2 million for the comparable period of 2002. The field training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. Fast Start typically requires a training fee of $184 per new associate, except for special promotions the Company implements from time to time (which the Company did during the 2003 period), and upon successful completion of the program provides for the payment of certain training bonuses. These training fees were collected from approximately 74,645 new sales associates who elected to participate in Fast Start during the first nine months of 2003 compared to 120,896 that participated during the comparable period of 2002. Total new associates enrolled during the first nine months of 2003 were 75,489 compared to 126,108 for the same period of 2002, a decrease of 40%. Future revenues from associate services will depend primarily on the number of new associates enrolled and the number who choose to participate in the Company's training program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses. Additionally, revenue received from associates subscribing to the Company's web related services declined by approximately $1.7 million during the 2003 period compared to the comparable period of 2002.

     Other revenue increased 11%, to $4.0 million for the nine months ended September 30, 2003 from $3.6 million for the comparable period of 2002 primarily due to an increase in enrollment fees of $496,000. Enrollment fee revenue increased for the nine months ended September 30, 2003 despite a lower number of Memberships being written during the period compared to the 2002 period due to the amortization of previously deferred revenue.

     Primarily as a result of the increase in Membership fees, total revenues increased to $270.0 million for the nine months ended September 30, 2003 from $260.1 million during the comparable period of 2002, an increase of 4%.

     Membership benefits totaled $82.3 million for the nine months ended September 30, 2003 compared to $76.9 million for the comparable period of 2002, and represented 33% and 34% of Membership fees for the 2003 and 2002 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993.

     Commissions to associates decreased 7% to $85.0 million for the nine months ended September 30, 2003 compared to $91.7 million for the comparable period of 2002, and represented 35% and 40% of Membership fees for such periods. These amounts were reduced by $144,000 and $635,000, respectively, representing Membership lapse fees. These fees were determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commission payments. These fees were eliminated for Memberships sold after March 1, 2002. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the nine months ended September 30, 2003 totaled 518,356, a 14% decrease from the 604,417 sold during the comparable period of 2002. Commissions to associates per new membership sold were $164 per membership for the nine months ended September 30, 2003 compared to $152 for the comparable period of 2002. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should the Company add additional commissions to its compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $21.8 million for the nine months ended September 30, 2003 from $22.5 million for the comparable period of 2002. Fast Start training bonuses incurred were approximately $2.2 million during the first nine months of 2003 compared to $4.3 million in the same period of 2002. This $2.1 million decline in bonuses and a $628,000 decline in associate incentive program costs were offset by a $2.0 million increase in Fast Start attendance bonuses incurred, implemented January 2003, and a $1.1 million increase in the amortization of deferred associate costs. The Fast Start training bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the nine months ended September 30, 2003 and 2002 were $26.8 million and $23.9 million, respectively, and represented 11% and 10%, respectively, of Membership fees for each period. The 2003 third quarter reflects increased legal fees for litigation costs and bad debt expense as described below. Management expects general and administrative expenses when expressed as a percentage of Membership fees to remain relatively consistent over the near term. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects such cost savings for the remainder of 2003 to be largely offset by higher levels of expenses related to legal fees, expenses related to moving its corporate headquarters to its new facilities and increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization and premium taxes reduced by interest income, was $6.3 million for the period ended September 30, 2003 compared to $5.0 million for the 2002 comparable period. The Company did not increase its litigation accrual during the nine months ended September 30, 2003, compared to an increase in the comparable period of 2002 of $1.3 million. Depreciation increased to $5.3 million for the first nine months of 2003 from $3.8 million for the comparable period of 2002 primarily due to technology infrastructure additions during the last 12 months. Premium taxes increased from $1.5 million for the nine months ended September 30, 2002 to $2.0 million for the comparable period of 2003. The increase in 2003 was due to a change in the tax structure of one of the states in which the Company pays premium taxes. Interest income decreased by approximately $600,000 for the first nine months of 2003 to $1.1 million from $1.7 million for the 2002 period due to a decrease in balances of interest bearing notes and a decrease in the average interest rates for cash and investment balances.

     The Company has recorded a provision for income taxes of $16.3 million (34.1% of pretax income) for the first nine months of 2003 compared to $13.9 million (34.5% of pretax income) for the same period of 2002.

 Results of Operations - Third Quarter of 2003 compared to the Third Quarter of 2002

     The results of operations in the third quarter of 2003, compared to the third quarter of 2002, reflect increases in revenues and expenses primarily as a result of the same factors discussed in the comparison of the first nine months of 2003 to the first nine months of 2002.

     Total revenues decreased by approximately $200,000 to $90.0 million in the third quarter of 2003 compared to $90.2 million in the third quarter of 2002, primarily as a result of decrease in associate services income offset by an increase membership fees. The membership fee increase of 4% primarily resulted from an increase in the number of average active memberships during the third quarter of 2003 compared to the similar period in 2002.

     Membership benefits totaled $28.0 million in the 2003-third quarter compared to $26.6 million in the 2002-third quarter and resulted in a loss ratio of 34% and 33%, respectively.

     Associate services revenue decreased 36% to $6.0 million for the third quarter of 2003 from $9.4 million during the same period of 2002 primarily as a result of less new associates enrolled during the third quarter of 2003 of 22,987 compared to 46,653 enrolled during the comparable period of 2002. The Fast Start program generated training fees of approximately $2.0 million during the third quarter of 2003 compared to $2.1 million for the comparable period of 2002 and were collected from approximately 22,462 new sales associates who elected to participate in Fast Start during the 2003-third quarter compared to 46,474 that participated during the comparable quarter of 2002. Additionally, as a result of fewer associates subscribing to the Company's web related services, revenue attributable to such subscriptions declined by approximately $1.3 million during the 2003 period compared to the comparable period of 2002.

     Other income increased 7%, to $1.3 million for the three months ended September 30, 2003 from $1.2 million for the comparable period of 2002 primarily due to an increase in enrollment fees of $131,000.

     Commissions to associates decreased 8% to $28.4 million for the three months ended September 30, 2003 compared to $31.1 million for the comparable period of 2002, and represented 34% and 39% of Membership fees for such periods. These amounts were reduced by $33,000 and $85,000, respectively, representing Membership lapse fees. Commissions to associates per new membership sold were $169 per membership for the three months ended September 30, 2003 compared to $157 for the comparable period of 2002.

     Associate services and direct marketing expenses decreased to $7.4 million for the three months ended September 30, 2003 from $7.7 million for the comparable period of 2002. Fast Start bonuses incurred were approximately $800,000 during the third quarter of 2003 compared to $1.7 million in the same period of 2002. This approximate $900,000 decline in bonuses offset a $600,000 increase in Fast Start attendance bonuses incurred, implemented January 2003. These expenses also include marketing costs, other than commissions, that are directly associated with new Membership sales.

     General and administrative expenses during the three months ended September 30, 2003 and 2002 were $9.9 million and $8.5 million, respectively, and represented 12% and 11% of Membership fees, respectively, for each period. The 2003 third quarter reflects increased legal fees for litigation costs and bad debt expense as described below. Management expects general and administrative expenses when expressed as a percentage of Membership fees to remain relatively consistent over the near term. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects such cost savings for the remainder of 2003 to be largely offset by higher levels of expenses related to legal fees, expenses related to moving its corporate headquarters to its new facilities and increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization and premium taxes reduced by interest income, were approximately $2.2 million and $2.5 million for the three-month periods ended September 30, 2003 and 2002, respectively. The Company did not increase its litigation accrual during the three months ended September 30, 2003, compared to an increase in the comparable period of 2002 of $1.3 million. Depreciation and amortization increased to $1.8 million for the three months ended September 30, 2003 from $1.3 million for the comparable period of 2002 primarily due to technology infrastructure additions during the last 12 months and premium taxes increased $58,000 from $625,000 for the three months ended September 30, 2002 to $683,000 for the comparable period of 2003 due to an increase in membership revenues. Interest income decreased by approximately $367,000 for the three months ended September 30, 2003 to $356,000 from $723,000 for the 2002 period primarily due to a decrease in balances of interest bearing notes.

     The  Company  has  recorded a provision  for income  taxes of $4.7  million
(33.3% of pretax income) for the 2003 third quarter compared to $4.7 million (34.5% of pretax income) for the same period of 2002.

     The above factors resulted in a 2003 third quarter net income of $9.4 million, or $.54 per share, diluted, compared to $9.0 million, or $.46 per share, for the third quarter of 2002.

 Results of Operations - Third Quarter of 2003 compared to the Second Quarter of 2003

     Third quarter 2003 membership fees increased slightly to $82.7 million from $81.9 million for second quarter of 2003. Primarily due to the $263,000 reduction in revenue received from associates subscribing to the Company's web related services, associate services revenues declined during the 2003 third quarter by approximately $300,000 to $6.0 million from $6.3 million for the 2003 second quarter while associate services and direct marketing expenses increased by $61,000 during the same period. Membership benefits totaled $28.4 million in the third quarter of 2003 compared to $27.6 million for the second quarter and represented 34% of membership fees for both quarters. Total commissions to associates per new membership sold during the respective quarters were $169 per membership for the three months ended September 30, 2003 compared to $166 for the three months ended June 20, 2003. Primarily due to increased legal fees associated with ongoing litigation and bad debt expense described below, general and administrative expenses during the 2003 third quarter increased to $9.9 million compared to $8.9 million for the second quarter of 2003 and represented 12% and 11% of membership fees, respectively, for each period.

     During the 2003 third quarter, the Company terminated a marketing services agreement with Eric Worre, a senior marketing associate, and commenced an action in the District Court of Pontotoc County, Oklahoma alleging breach of contract and seeking to collect $1.4 million in outstanding notes receivable arising from loans made by the Company at various times between 1998 and 2001. Due to uncertainties about the full recoverability of these notes, the Company recorded bad debt expense of $515,000 in the third quarter to write down the notes to the Company's current estimate of their recoverable value. Depending on future developments in the litigation, it is possible that a write off of all or a portion of the remaining $867,000 of notes receivable may be necessary.

     Liquidity and Capital Resources
     General
     Consolidated net cash provided by operating activities was $39.6 million for the first nine months of 2003 compared to cash provided of $39.0 million for the 2002 period. The increase of $600,000 resulted primarily from the increase in net income of $5.1 million, a net increase in the change in income taxes payable of $1.1 million partially offset by a change in accounts payable and accrued expenses of $4.1 million, an increase in other assets of $2.1 million and a decrease in deferred revenue and fees of $4.0 million.

     Consolidated net cash used in investing activities was $21.8 million for the first nine months of 2003 compared to $9.4 million for the comparable period of 2002. This $12.4 million increase in cash used in investing activities resulted from the $10.3 million increase in additions to property and equipment, primarily additional costs of the Company's new corporate office complex offset by a $2.1 million net decrease in available-for-sale investments.

     Net cash used in financing activities during the first nine months of 2003 was $26.1 million compared to $30.9 million for the comparable period of 2002, in each case primarily for treasury stock purchases. This $4.8 million change was primarily comprised of the $6.2 million increase in net proceeds from issuance of debt and a $1.0 million vendor rebate offset by the $8.4 million increase in payments on debt and capital lease obligations, a $2.2 million decrease in proceeds from sale of common stock and an $8.3 million decrease of treasury stock purchases.

     During the nine months ended September 30, 2003, the Company purchased and formally retired 1.6 million shares of treasury stock reducing its common stock accounts by $15,000 and capital in excess of par accounts by $34.1 million. Primarily due to the large amount of treasury stock purchases in the first nine months of 2003 of approximately $34.1 million, the Company had a consolidated working capital deficit of $8.5 million at September 30, 2003, a decrease of $11.2 million compared to a consolidated working capital surplus of $2.7 million at December 31, 2002. Approximately $10.0 million of the working capital deficit at September 30, 2003 is related to deferred revenue and fees in excess of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. Additionally, at the current rate of cash flow provided by operations ($39.6 million during the first nine months of 2003), the Company's ability to control the timing of its discretionary treasury stock purchases and the availability pursuant to its real estate line of credit, ($2.4 million at September 30, 2003), the Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At September 30, 2003 the Company reported $30.1 million in cash and cash equivalents and unpledged investments compared to $36.4 million at December 31, 2002. The Company's investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the nine months ended September 30, 2003, the Company advanced commissions of $83.7 million on new Membership sales compared to $92.4 million for the same period of 2002. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, the Company typically derives significant positive cash flow from the Membership over its remaining life.

     The Company expenses advance commissions ratably over the first month of the related membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of September 30, 2003, and related activity for the six month period then ended, were:

                                                              (Amounts in 000's)
                                                              ------------------
Beginning unearned advance commission payments (1)............   $   227,084
Advance commission payments, net..............................        83,676
Earned commissions applied....................................      (113,693)
Advance commission payment write-offs.........................        (2,154)
                                                                 ------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1) .......................       194,913
Estimated unrecoverable advance commission payments (1).......       (23,917)
                                                                 ------------
Ending unearned advance commission payments, net (1)..........   $   170,996
                                                                 ------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $29.9 million. As such, at September 30, 2003 future commission payments and related expense should be reduced as unearned advance commission payments of $141 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. For additional information concerning these commission advances, see the Company's Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at September 30, 2003 of $30.1 million. The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases.

     The Company is constructing a new corporate office complex with an estimated completion during the fourth quarter of 2003 at an estimated cost of approximately $30 million. Costs incurred through September 30, 2003 of approximately $28.0 million, including approximately $508,000 of capitalized interest costs, have been paid from existing resources and a real estate line of credit. The Company expects to incur additional indebtedness in order to finance the remaining costs of its new corporate headquarters. The Company has entered into construction contracts in the amount of $28.7 million with the general contractor pertaining to the new office complex. Total remaining costs of construction from October 1, 2003 are estimated at approximately $2.0 million.

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of up to $20 million may be funded over the period ending December 31, 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and will be repayable beginning December 31, 2003 in monthly principal payments equal to the principal balance outstanding at December 31, 2003 divided by 105 plus interest with a balloon payment on September 30, 2008. Additionally, interest on the outstanding balance of the real estate line is payable monthly through November 30, 2003.

     As of September 30, 2003, the Company had accessed $17.6 million of the $20 million real estate line. The interest rate as of September 30, 2003 was 3.37% for the real estate loan and the real estate loan agreement provides for the same financial covenants described below for the 2003 $25 million credit facility. The Company is scheduled to begin principal payments on the real estate line on December 31, 2003. As of September 30, 2003, interest capitalized related to construction in progress was $508,000.

     During the 2003 third quarter, the Company arranged $25 million in additional financing from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million is immediately available to the Company with advances required to be made no later than November 30, 2003. The financing provides up to $25 million for treasury stock purchases with scheduled monthly principal payments beginning December 31, 2003 and ending on May 31, 2005 with interest at the 30 day LIBOR Rate plus three percent, adjusted monthly. The loan is primarily secured by the Company's rights to receive membership fees on a portion of its memberships and a pledge of the stock of its subsidiaries. The definitive agreement contains covenants similar to those in the Company's previous line of credit, including provisions prohibiting the Company from pledging assets, incurring additional indebtedness and selling assets. The loan agreement also prohibits the Company from purchasing treasury stock with any funds other than the $25 million loan proceeds until the loan is repaid. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be the chairman and Chief Executive officer of the Company for 90 days. Pre-payment of the loan is permitted. The Company expects to draw down the full $25 million of this line during the fourth quarter prior to the required advance date of November 30, 2003 to continue the treasury stock purchase program.

     The loan agreement contains the following financial covenants: (a) the Company's quarterly Debt Coverage Ratio (as defined in the loan agreement) shall not be less than 125%; (b) the Company's cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a monthly basis, (c) the Company shall maintain a rolling twelve month average retention rate of membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis, (d) the Company shall maintain tangible net worth equal to the lower of zero or the September 30,2003 net worth increased by 50% of subsequent net income, and (e) the Company's dividends to shareholders, if declared, are limited to $1.8 million per quarter.

     During the nine months ended September 30, 2003, the Company entered into a capital lease in the amount of $2.4 million to acquire significant new computer hardware to supplement its current information technology platform and provide redundancy for its critical business systems. The capital lease requires the Company to make annual payments of $792,000 beginning January 2003 through January 2005. Pursuant to this lease, the Company received a $1 million vendor rebate during April 2003, which was recorded as a reduction in property and equipment.

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

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3.0 million. Additional capital requirements of PPLCI or PPLSIF will be funded by the Company in the form of capital contributions or surplus debentures. At September 30, 2003, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. PPLCI had approximately $3.5 million in surplus funds available for payment of an ordinary dividend during December 2003.

     Forward-Looking Statements
     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, discussions with the staff of the SEC, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of September 30, 2003 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

     As of September 30, 2003, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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



                                                                          Hypothetical change     Estimated fair
                                                                           in interest rate        value after
                                                                          Hypothetical change      hypothetical
                                                                           in interest rate     change in interest
                                                             Fair Value   (bp=basis points)           rate
                                                             -----------  -------------------   ------------------
Fixed-maturity investments at September 30, 2003 (1)........ $   18,863     100 bp increase           $  17,557
                                                                            200 bp increase              16,417
                                                                             50 bp decrease              19,358
                                                                            100 bp decrease              19,914

Fixed-maturity investments at December 31, 2002 (1)......... $   16,111     100 bp increase           $  14,740
                                                                            200 bp increase              13,806
                                                                             50 bp decrease              16,310
                                                                            100 bp decrease              16,794
--------------------

(1) Excluding short-term investments with a fair value of $2.4 and $2.7 million at September 30, 2003 and December 31, 2002, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 2003 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.4 million at that date. At December 31, 2002, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.3 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  Exhibit No.                                               Description

      10.1        Loan agreement dated September 19, 2003 between Registrant and Bank of Oklahoma, N.A.,
                  Comerica Bank and First United Bank & Trust

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

(b) Reports on Form 8-K:

          The Company filed Form 8-K dated July 2, 2003 providing under Item 7 - Financial Statements and Exhibits the Company's press release dated July 2, 2003 announcing its membership and recruiting information for the three months ended June 30, 2003.

          The Company filed Form 8-K dated July 28, 2003 providing  under Item 7
          - Financial Statements and Exhibits the Company's press release dated July 28, 2003, announcing its earnings and operating results for the three months ended June 30, 2003.

          Both of these Form 8-K's were filed pursuant to the instructions to Form 8-K requiring the information to be "furnished" to the SEC. They are not deemed to be filed for any other purpose.






                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PRE-PAID LEGAL SERVICES, INC.

Date: October 27, 2003    /s/ Harland C. Stonecipher
                          ---------------------------------------------
                          Harland C. Stonecipher
                          Chairman and Chief Executive Officer
                          (Principal Executive Officer)

Date: October 27, 2003    /s/ Randy Harp
                          ---------------------------------------------
                          Randy Harp
                          Chief Operating Officer
                          (Duly Authorized Officer)

Date: October 27, 2003    /s/ Steve Williamson
                          ---------------------------------------------
                          Steve Williamson
                          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)








                                  Exhibit 10.1
















                                 LOAN AGREEMENT


                                     Between
                          PRE-PAID LEGAL SERVICES, INC.
                                       And
                             BANK OF OKLAHOMA, N.A.;
                               COMERICA BANK; and
                            FIRST UNITED BANK & TRUST










                          BANK OF OKLAHOMA, N.A., Agent










                               September 19, 2003






1. CERTAIN DEFINITIONS 1.1 Advance 1.2 Affiliate 1.3 Agreement 1.4 Business Day
   1.5 Collateral 1.6 Code 1.7 Commitment
   1.8   Commitment Percentage
   1.9   Compliance Certificate
   1.10  Debt Coverage Ratio
   1.11  ERISA
   1.12  Events of Default
   1.13  Funded Debt
   1.14 GAAP 1.15 Governmental Authority 1.16 Guarantor 1.17 Guaranty Agreement
   1.18 Indebtedness 1.19 Law or Laws 1.20 Legal Contracts 1.21 LIBOR Rate 1.22 Lien 1.23 Loan 1.24 Loan Documents 1.25 Majority Banks 1.26 Material Adverse Effect 1.27 Maturity Date 1.28 Notes 1.29 Payor 1.30 PBGC 1.31 Person 1.32 Permitted Liens 1.33 Plan 1.34 Pledge Agreement 1.35 Potential Default 1.36 Prime Rate 1.37 Pro Rata or Pro Rata Part 1.38 Reportable Event 1.39 Required Payment 1.40 Responsible Officer 1.41 Security Agreement 1.42 Subsidiary


2. LENDING AGREEMENT 2.1 Loan
   2.2 Making of Payments 2.3 Sharing of Payments, Etc 2.4 Non-Receipt of Funds by the Agent 2.5 Prepayment and Prepayment Penalty 2.6 Application of Payments 2.7 Default Interest 2.8 Commitment Fee 2.9 Agency Fee 2.10 Further Assurance
   2.11  Taxes, Yield Protection And Illegality


3. COLLATERAL
   3.1   Security Interest
   3.2   Pledge of Stock
   3.3   Guaranty Agreement


4. CONDITIONS OF LENDING
   4.1   Conditions Precedent to Closing and Advances Pursuant to Loan


5. REPRESENTATIONS AND WARRANTIES 5.1 Organization and Good Standing 5.2 Authorization and Power 5.3 Governmental Authorization 5.4 Binding Effect 5.5 Financial Statements 5.6 Labor Disputes and Acts of God 5.7 Other Agreements
   5.8 Title to Property 5.9 Litigation
   5.10 No Defaults on Outstanding Judgments or Orders 5.11 Debt 5.12 Conflicting Documents or Agreements 5.13 Full Disclosure 5.14 No Default 5.15 Material Agreements 5.16 Principal Office 5.17 ERISA 5.18 Payment of Taxes
   5.19 Environment 5.20 Survival Representations and Warranties


6. AFFIRMATIVE COVENANTS 6.1 Applicable Laws
   6.2 Annual Financial Statements 6.3 Quarterly Financial Statements 6.4 Notice of Litigation 6.5 Maintenance of Existence 6.6 Books and Records; Inspections
   6.7 Taxes 6.8 Title to Assets and Maintenance 6.9 Additional Assurances 6.10 Performance of Obligations 6.11 Expenses 6.12 Payment of Liabilities 6.13 Right to Conduct Business 6.14 Other Information 6.15 Maintenance of Insurance 6.16 Regulation U Compliance


7. NEGATIVE COVENANTS 7.1 Negative Pledge 7.2 Sale of Assets
   7.3 Additional Indebtedness 7.4 Name, Fiscal Year and Accounting Method 7.5 Dividends and Distributions 7.6 Loans or Advances 7.7 Discontinuance of Business Lines 7.8 Mergers and Acquisitions 7.9 Transactions With Affiliates
   7.10 Purchases of Common Stock


8. FINANCIAL COVENANTS 8.1 Debt Service Coverage 8.2 Retention Rate 8.3 Cancellation Rate 8.4 Tangible Net Worth


9. EVENTS OF DEFAULT 9.1 Nonpayment of Notes 9.2 Nonpayment of Interest 9.3 Other Nonpayment 9.4 Breach of Covenants
   9.5 Representations and Warranties 9.6 Insolvency 9.7 Voluntary Bankruptcy
   9.8 Involuntary Bankruptcy 9.9 Creditor's Proceedings 9.10 Monetary Judgments
   9.11 Borrower Dissolution 9.12 Harland Stonecipher 9.13 Financial Covenants
   9.14 Other Defaults


10. REMEDIES 10.1 Immediate Acceleration 10.2 No Cure or Notice 10.3 Five Day Notice and Demand 10.4 Thirty Day Notice and Demand 10.5 Other Rights 10.6 Cumulative Remedies


11. THE AGENT AND THE BANKS 11.1 Appointment and Authorization 11.2 Note Holders
   11.3 Consultation with Counsel 11.4 Documents 11.5 Resignation or Removal of Agent 11.6 Responsibility of Agent 11.7 Independent Investigation 11.8 Indemnification 11.9 Benefit of Section 11 11.10 Pro Rata Treatment 11.11 Assumption as to Payments 11.12 Other Financings 11.13 Interests of Banks
   11.14 Investments 11.15 Inter-Creditor Agreement


12. GENERAL CONDITIONS 12.1 Assignments and Participations 12.2 Cross-Default
   12.3 Notices 12.4 Amendment; Waiver 12.5 Governing Law 12.6 Prohibition Against Assignment 12.7 Indemnification 12.8 Entire Agreement 12.9 Severability 12.10 Captions 12.11 Binding Effect 12.12 Contrary Provisions
   12.13 Counterpart 12.14 Waiver of Jury Trial






                                 LOAN AGREEMENT


     THIS LOAN AGREEMENT is made and entered into this 19th day of September, 2003, by and between PRE-PAID LEGAL SERVICES, INC., an Oklahoma corporation (the "Borrower") and BANK OF OKLAHOMA, N.A., a national banking association ("BOK") and COMERICA BANK ("Comerica"), FIRST UNITED BANK & TRUST, a state banking corporation ("FUB"), and each of the financial institutions which may from time to time become a party hereto pursuant to the provisions of Section 12.1 hereof or any successor or assignee thereof (hereinafter collectively referred to as "Banks", and individually, "Bank") and BOK, as Agent ("Agent").

                          W I T N E S S E T H:
                          -------------------

     WHEREAS, Borrower and Banks have agreed to an extension of credit in the principal amount of Twenty Five Million and No/100 Dollars ($25,000,000.00) from the Banks to the Borrower consisting of a term loan for the primary purpose of purchasing Borrower's shares of stock in the open market; and

     WHEREAS, the Borrower desires to secure its obligation under this Agreement and the promissory notes described herein with (i) a first security interest in legal contracts issued in states where such contracts are not viewed as insurance products and (ii) a pledge of Borrower's ownership interests in its Subsidiaries; and

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Bank and Borrower hereby consent and agree as follows:

1. CERTAIN DEFINITIONS.

     As used in this Agreement, "Agent", "BOK", "Borrower", "Bank", "Comerica", and "FUB" shall have the meanings set forth above and the following terms with their initial letters capitalized shall have the following meanings except where the context otherwise requires:

1.1 Advance. The term "Advance" shall mean the disbursement by Banks of a sum or sums loaned to Borrower pursuant to this Agreement.

1.2 Affiliate. The term "Affiliate" shall mean any Person which, directly or indirectly, controls, is controlled by or is under common control with the relevant Person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean a member of the board of directors, a general partner or an executive officer of such Person, or any other Person with possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, through the ownership (of record, as trustee, or by proxy) of voting shares, partnership interests or voting rights, through a management contract or otherwise. Any Person owning or controlling directly or indirectly ten percent or more of the voting shares, partnership interests or voting rights, or other equity interest of another Person shall be deemed to be an Affiliate of such Person.

1.3 Agreement. The term "Agreement" shall mean this Loan Agreement, as the same may from time to time be amended, supplemented or modified.

1.4 Business Day. The term "Business Day" shall mean any day other than a Saturday, Sunday or other day on which commercial banks are authorized to close under the Laws of, or are in fact closed in, the State of Oklahoma.

1.5 Collateral. The term "Collateral" shall have that meaning ascribed to such term as is provided in Section 3 hereof.

1.6 Code. The term "Code" shall mean the Internal Revenue Code of 1986 as amended from time to time.

1.7 Commitment. The term "Commitment" shall mean (A) for all Banks, $25,000,000, and, (B) as to any Bank, its obligation to make Advances hereunder on the Loan in an amount equal to such Bank's Commitment Percentage times the total Commitment as of any date and as described on Schedule 1.7 attached hereto. The Commitment of each Bank hereunder shall be adjusted from time to time to reflect assignments made by such Bank pursuant to Section 12.1 hereof. Each reduction in the Commitment shall result in a Pro Rata reduction in each Bank's Commitment.

1.8 Commitment Percentage. The term "Commitment Percentage" shall mean for each Bank the percentage derived by dividing its Commitment at the time of the determination by the Commitments of all Banks at the time of determination. The Commitment Percentage of each Bank hereunder shall be adjusted from time to time to reflect assignments made by such Bank pursuant to Section 12.1 hereof.

1.9 Compliance Certificate. The term "Compliance Certificate" shall mean each certificate, substantially in the form of Exhibit B attached hereto, executed by the Responsible Officer on behalf of Borrower and furnished from time to time in accordance with this Agreement.

1.10 Debt Coverage Ratio. The term "Debt Coverage Ratio" shall mean (A) for the previous three-months annualized, Net Income plus depreciation and amortization, plus interest expense minus (i) construction costs on the Borrower's new home office facility or other facilities for the previous twelve (12) months which were not funded by the Borrower's real estate loan from BOK and (ii) an additional $1,000,000 (representing a mutually agreed level of anticipated annual maintenance capital expenditures) DIVIDED BY (B) for the next ensuing twelve-months, principal payments due on all funded debt plus interest expense for the previous three-months annualized plus dividends declared for the previous three-months annualized.

1.11 ERISA. The term "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, together with all regulations issued pursuant thereto.

1.12 Events of Default. The term "Events of Default" shall have that meaning ascribed to such term as is provided in Section 9 hereof.

1.13 Funded Debt. The term "Funded Debt" shall mean debt for borrowed money and all other debt that is evidenced by bonds, debentures, notes, or other similar instruments.

1.14 GAAP. The term "GAAP" shall mean generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of the date of determination.

1.15 Governmental Authority. The term "Government Authority" means any nation or government, any state or other political subdivision thereof, any agency, authority, instrumentality, regulatory body, court, administrative tribunal, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

1.16 Guarantor. The term Guarantor shall refer to each of Borrower's non-insurance Subsidiaries, whether one or more. Such Guarantors shall include:
American Legal Services, Inc., Ada Travel Service, Inc., Pre-Paid Canadian Holdings, L.L.C., and PPL Legal Care of Canada Corporation.

1.17 Guaranty Agreement. The term "Guaranty Agreement" shall mean a continuing guaranty of payment and collection, in substantially the form of Exhibit "F" attached hereto, absolutely, unconditionally guarantying the obligations evidenced by the Loan.

1.18 Indebtedness. The term "Indebtedness" shall mean: (i) all obligations of Borrower as evidenced by the Notes; (ii) all obligations of Borrower evidenced by this Agreement; (iii) all obligations of the Borrower arising from any of the Loan Documents or other agreements covering property secured by a Lien on any asset of Borrower now or hereafter contemplated by this Agreement, whether direct or indirect, absolute or contingent.

1.19 Law or Laws. The terms "Law" or "Laws" means, collectively, all international, foreign, federal, state and local statutes, treaties, rules, guidelines, regulations, ordinances, codes and administrative or judicial precedents or authorities, including the interpretation or administration thereof by any Governmental Authority charged with the enforcement, interpretation or administration thereof, and all applicable administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authority, in each case whether or not having the force of law.

1.20 Legal  Contracts.  The term "Legal  Contracts"  has the meaning given it is
Section 11.15 below.

1.21 LIBOR Rate. The term "LIBOR Rate" shall mean the arithmetic average of the rate at which Dollar deposits in immediately available funds and for a maturity equal to one-month (30 days) are offered or available in the London Interbank Market for Eurodollars as of 11:00 a.m. (London time) on the date of determination, as reported in the "Money Rates" section of The Wall Street Journal or a substitute source reasonably determined by Agent in the event such source is no longer available. If more than one month (30 days) LIBOR Rate is published in The Wall Street Journal for any particular time period then the LIBOR Rate shall be the highest of such published rates. Beginning October 1, 2003, such rate shall be adjusted as of the first day of each month during the term hereof.

1.22 Lien. The term "Lien" shall mean, with respect to any asset of the Borrower, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such asset.

1.23 Loan. The term "Loan" shall mean that loan described at Section 2.1 below and which is evidenced by the Note and secured by the Loan Documents.

1.24 Loan Documents. The term "Loan Documents" shall collectively mean this Agreement, the Notes, the Guaranty Agreements, the Security Agreement, the Pledge Agreement, all financing statements, stock powers and all other security documents and instruments executed and delivered in connection with the Loan described herein which secure the obligations of the Borrower to the Bank and any renewals, amendments, supplements or modifications thereof or thereto.

1.25 Majority Banks. The term "Majority Banks" means two or more Banks, one of which must be the Agent, holding 66 2/3% or more of the Commitment.

1.26 Material Adverse Effect. The term "Material Adverse Effect" shall mean any circumstance or event which could have a material adverse effect on (i) the Borrower's assets or properties, liabilities, financial condition, business, operations, affairs or circumstances, or (ii) the ability of Borrower to repay its debt from ongoing cash flow from operations or cash reserves; or (iii) the ability of Borrower to carry out its business as of the date of this Agreement or as proposed at the date of this Agreement to be conducted or to meet its obligations under the Notes, this Agreement or the other Loan Documents on a timely basis.

1.27 Maturity Date. The term "Maturity Date" shall mean May 31, 2005.

1.28 Notes. The term "Notes" shall mean the promissory notes, substantially in the form of Exhibit "A" hereto issued or to be issued hereunder to each Bank, respectively, to evidence the indebtedness to such Bank arising by reason of the Loan, together with all modifications, renewals and extensions thereof or any part thereof.

1.29 Payor. The term "Payor" is used herein as defined in Section 2.4 hereof

1.30 PBGC. The term "PBGC" shall mean the Pension Benefit Guaranty Corporation, and any successor to all or any of this entity's functions under ERISA.

1.31 Person. The term "Person" shall include an individual, a corporation, a joint venture, a general or limited partnership, a limited liability company, a trust, an unincorporated organization or a government or any agency or political subdivision thereof.

1.32 Permitted Liens. The term "Permitted Liens" shall refer to those Liens described in items (a) through (f) in Section 7.1 herein.

1.33 Plan. The term "Plan" shall mean an employee benefit plan or other plan maintained by either Borrower for employees of either Borrower and covered by Title IV of ERISA, or subject to the minimum finding standards under Section 412 of the Internal Revenue Code of 1954, as amended.

1.34 Pledge Agreement. The term "Pledge Agreement" shall mean that certain pledge agreement, in substantially the form of Exhibit "D" attached hereto, executed by Borrower and/or certain Subsidiaries in order to pledge to the Banks such Borrower's or Subsidiary's ownership interest in Borrower's Subsidiaries.

1.35 Potential Default. The term "Potential Default" shall mean any event which with the giving of notice or lapse of time, or both, would become an Event of Default.

1.36 Prime Rate. The term "Prime Rate" shall mean the rate of interest announced by Comerica from time to time as its prime commercial lending rate of interest.

1.37 Pro Rata or Pro Rata Part. The term "Pro Rata" or "Pro Rata Part" shall mean for each Bank the proportion which the portion of the outstanding principal amount owed to such Bank bears to the aggregate outstanding principal amount owed to all Banks at the time in question.

1.38 Reportable Event. The term "Reportable Event" shall have that meaning assigned to such term in Title IV of ERISA

1.39 Required Payment.  The term "Required Payment" is used herein as defined in
Section 2.4 hereof.

1.40 Responsible Officer. The term "Responsible Officer" shall refer to Steve Williamson, Borrower's Chief Financial Officer or Randy Harp, Chief Operating Officer.

1.41 Security Agreement. The term "Security Agreement" shall mean that certain Security Agreement in substantially the form of Exhibit "E" attached hereto executed by Borrower covering the Borrower's legal contracts.

1.42 Subsidiary. The term "Subsidiary" shall mean, as to any Person, a corporation, limited partnership, or limited liability company of which shares of stock or other ownership interest having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) to elect a majority of the board of directors, the general partner or other managers of such corporation, limited partnership, or limited liability company are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by such Person.

2. LENDING AGREEMENT. Subject to the terms and conditions hereof, and the terms and conditions of the Loan Documents, and in reliance upon the Borrower's representations and warranties contained herein, the Banks agree to extend credit to the Borrower, and the Borrower agrees to such extensions of credit from the Banks on the following terms and conditions:

2.1 Loan. The Banks agree to extend credit to the Borrower as evidenced by the Notes. This Loan is secured by the Collateral. The Notes will be in the form of an amortizing or term credit upon which, except as set forth in subsection 2.1.4 below, the Banks shall have no obligation to make additional advances. No negative amortization will be permitted.

2.1.1   Principal.   The   principal   amount  of  the  Loan  shall  not  exceed
$25,000,000.00.

2.1.2 Note Interest Rate. Beginning on the date of the first Advance hereunder, and continuing throughout the life of the Loan, the outstanding principal amount of the Notes shall bear interest per annum at the LIBOR Rate plus three percent (3%). Interest shall be calculated on the basis of a year of 360 days for the actual number of days elapsed. The LIBOR Rate shall be adjusted on the first day of each month commencing October 1, 2003. From the date hereof until October 1, 2003 the interest rate shall be ________.

2.1.3 Advances and Purpose. Advances not to exceed $25,000,000.00 in the aggregate will be available to fund Borrower's acquisitions of its stock on the open market or otherwise (such as private purchases). This Loan is expressly not a revolving credit. Once sums are advanced they cannot be paid back and re-advanced. Advances under the Loan are not available after November 30, 2003.

2.1.4 Advance Procedure. Borrower shall give Banks one day prior written notice in the form of a written request for an Advance for the purpose of stock acquisition which shall specify (a) the amount of such Advance and (b) any such other information as Borrower deems necessary for the Banks to review. Upon each such request for an Advance hereunder, Borrower shall be deemed to represent and warrant that (i) all matters set forth in the Solvency Certificate delivered in connection herewith continue to be true and accurate and (ii) no Event of Default currently exists or will be incurred as a result of the Advance.

2.1.5 Repayment. Beginning December 31, 2003 and continuing on the last day of each month thereafter through April 31, 2005, Borrower shall make a principal payment in the amount of $1,388,888.00 together with a payment of all accrued but unpaid interest. All outstanding principal plus all accrued but unpaid interest is due and payable on the Maturity Date.

2.2 Making of Payments. Borrower shall direct each payment or prepayment required herein to the Agent. Each Bank's Pro Rata Part of each payment or prepayment of the Loan shall be directed by wire transfer to such Bank by the Agent at the address provided to the Agent for such Bank for payments no later than 2:00 p.m., Oklahoma City, Oklahoma, time on the Business Day such payments or prepayments are deemed hereunder to have been received by Agent; provided, however, in the event that any Bank shall have failed to make any advance as contemplated herein (a "Defaulting Bank") and the Agent or another Bank or Banks shall have made such Advance, payment received by Agent for the account of such Defaulting Bank or Banks shall not be distributed to such Defaulting Bank or Banks until such Advance or Advances shall have been repaid in full to the Bank or Banks who funded such Advance or Advances. Any payment or prepayment received by Agent at any time after 12:00 noon, Oklahoma City, Oklahoma, time on a Business Day shall be deemed to have been received on the next Business Day.
Interest shall cease to accrue on any principal as of the end of the day preceding the Business Day on which any such payment or prepayment is deemed hereunder to have been received by Agent. If Agent fails to transfer any principal amount to any Bank as provided above, then Agent shall promptly direct such principal amount by wire transfer to such Bank.

2.3 Sharing of Payments, Etc. If any Bank shall obtain any payment (whether voluntary, involuntary, or otherwise) on account of the Loan, (including, without limitation, any set-off) which is in excess of its Pro Rata Part of payments on the Loan, as the case may be, obtained by all Banks, such Bank shall purchase from the other Bank such participation as shall be necessary to cause such purchasing Bank to share the excess payment pro rata with each of them; provided that, if all or any portion of such excess payment is thereafter recovered from such purchasing Bank, the purchase shall be rescinded and the purchase price restored to the extent of the recovery. The Borrower agrees that any Bank so purchasing a participation from another Bank pursuant to this Section may, to the fullest extent permitted by Law, exercise all of its rights of payment (including the right of offset) with respect to such participation as fully as if such Bank were the direct creditor of the Borrower in the amount of such participation.

2.4 Non-Receipt of Funds by the Agent. Unless the Agent shall have been notified by a Bank or the Borrower (the "Payor") prior to the date on which such Bank is to make payment to the Agent of the proceeds of a Loan to be made by it hereunder or the Borrower is to make a payment to the Agent for the account of one or more of the Banks, as the case may be (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Agent, the Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient on such date and, if the Payor has not in fact made the Required Payment to the Agent, the recipient of such payment shall, on demand, pay to the Agent the amount made available to it together with interest thereon in respect of the period commencing on the date such amount was made available by the Agent until the date the Agent recovers such amount at the overnight federal funds rate.

2.5 Prepayment and Prepayment Penalty. Except as set forth herein, the Borrower may prepay any or all of the Loan, either in whole or in part at any time and from time to time, on any date without premium or penalty. From the date hereof through May 31, 2004, any portion of the Loan prepaid due to a refinancing with a Person other than the Banks shall be assessed a penalty of one percent (1%) of the portion prepaid.

2.6 Application of Payments. Borrower hereby agrees that all Note payments paid to Banks shall be applied: (1) to any costs which the Borrower is obligated to pay, (2) to any accrued but unpaid interest, and (3) to the principal indebtedness of the Notes, or to any other indebtedness or obligations due to Banks.

2.7 Default Interest. While any Event of Default exists hereunder or under the Notes or any of the Loan Documents, in lieu of the interest rate provided in the Notes, all sums owing by Borrower to Banks in connection with the Loan shall bear interest at the rate equal to three percent (3%) per annum in excess of the Prime Rate, accrued from the date of such Event of Default, but after any applicable grace period to cure certain Events of Default as provided herein, to the date on which such default is cured to the reasonable satisfaction of the Banks.

2.8 Commitment Fee. On the date hereof Borrower shall pay each Bank it Pro Rata Part of a commitment fee equal to the amount of $250,000.00.

2.9 Agency Fee. On the date hereof and on each anniversary of such date during the term of the Notes, Borrower shall pay Agent a fee as set forth in that certain fee letter from Agent to Borrower dated of even date herewith to compensate Agent for its efforts in administrating and participating the Loan.

2.10 Further Assurance. The Borrower shall, from time to time, execute and deliver, or cause to be executed and delivered, to the Agent for the ratable benefit of the Banks such mortgages, deeds of trust, instruments, agreements, assignments, financing statements, continuation statements and other documents, and take or cause to be taken such actions as Agent may reasonably require, to provide Banks with and to perfect the security interests required hereunder and to establish and maintain the priority of such security interests and liens.

2.11 Taxes, Yield Protection And Illegality.

2.11.1 Taxes.

          (a) Any and all payments by the Borrower to or for the account of the Agent or any Bank under any Loan Document shall be made free and clear of and without deduction for any and all present or future taxes, duties, levies, imposts, deductions, assessments, fees, withholdings or similar charges, and all liabilities with respect thereto, excluding, in the case of the Agent and each Bank, taxes imposed on or measured by its net income, and franchise taxes imposed on it (in lieu of net income taxes), by the jurisdiction (or any political subdivision thereof) under the laws of which the Agent or such Bank, as the case may be, is organized or maintains a lending office (all such non-excluded taxes, duties, levies, imposts, deductions, assessments, fees, withholdings or similar charges, and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by any Laws to deduct any Taxes from or in ----- respect of any sum payable under any Loan Document to the Agent or any Bank, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section), the Agent and such Bank receives an amount equal to the sum it would have received had no such deductions been made,
     (ii) the Borrower shall make such deductions, (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable laws, and (iv) within 30 days after the date of such payment, the Borrower shall furnish to the Agent (which shall forward the same to such Bank) the original or a certified copy of a receipt evidencing payment thereof.

          (b) In addition, the Borrower agrees to pay any and all present or future stamp, court or documentary taxes and any other excise or property taxes or charges or similar levies which arise from any payment made under any Loan Document or from the execution, delivery, performance, enforcement or registration of, or otherwise with respect to, any Loan Document (hereinafter referred to as "Other Taxes").

          (c) If the Borrower shall be required to deduct or pay any Taxes or Other Taxes from or in respect of any sum payable under any Loan Document to the Agent or any Bank, the Borrower shall also pay to the Agent (for the account of such Bank) or to such Bank, at the time interest is paid, such additional amount that such Bank specifies is necessary to preserve the after-tax yield (after factoring in all Taxes, including Taxes imposed on or measured by net income) such Bank would have received if such Taxes or Other Taxes had not been imposed.

          (d) The Borrower agrees to indemnify the Agent and each Bank for (i) the full amount of Taxes and Other Taxes (including any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section) paid by the Agent and such Bank, (ii) amounts payable under
     Section 2.11.1(c) and (iii) any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, in each case whether or not such Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. Payment under this subsection (d) shall be made within 30 days after the date the Bank or the Agent makes a demand therefor.

2.11.2 Illegality. If any Bank determines that any Law has made it unlawful, or that any Governmental Authority has asserted that it is unlawful, for any Bank or its applicable office to make, maintain or fund Loans, or to determine or charge interest rates based upon the LIBOR Rate, then, on notice thereof by such Bank to the Borrower through the Agent, any obligation of such Bank to make or continue the Loan shall be suspended until such Bank notifies the Agent and the Borrower that the circumstances giving rise to such determination no longer exist. Upon receipt of such notice, the Borrower shall, upon demand from such Bank (with a copy to the Agent), prepay the Loan of such Bank, either on the last day of the Interest Period thereof, if such Bank may lawfully continue to maintain such Loan to such day, or immediately, if such Bank may not lawfully continue to maintain such Loan. Upon any such prepayment or conversion, the Borrower shall also pay accrued interest on the amount so prepaid or converted. Each Bank agrees to designate a different office if such designation will avoid the need for such notice and will not, in the good faith judgment of such Bank, otherwise be materially disadvantageous to such Bank.

2.11.3 Inability to Determine Rates. If the Agent determines in connection with any request for a Loan that (a) dollar deposits are not being offered to banks in the LIBOR market for the applicable amount and interest period of such Loan,
(b) adequate and reasonable means do not exist for determining the LIBOR Rate for such Loan, or (c) the LIBOR Rate for such Loan does not adequately and fairly reflect the cost to the Banks of funding such Loan, the Agent will promptly notify the Borrower and all Banks. Thereafter, the obligation of the Banks to make or maintain Loans shall be suspended until the Agent revokes such notice. Upon receipt of such notice, the Borrower may revoke any pending request for a Borrowing or continuation of Loans.

2.11.4 Increased Cost and Reduced Return; Capital Adequacy.

          (a) If any Bank determines that as a result of the introduction of or any change in or in the interpretation of any Law, or such Bank's compliance therewith, there shall be any increase in the cost to such Bank of agreeing to make or making, funding or maintaining LIBOR rate loans or (as the case may be) a reduction in the amount received or receivable by such Bank in connection with any of the foregoing (excluding for purposes of this subsection (a) any such increased costs or reduction in amount resulting from (i) Taxes or Other Taxes (as to which Section 3.01 shall govern), (ii) changes in the basis of taxation of overall net income or overall gross income by the United States or any foreign jurisdiction or any political subdivision of either thereof under the Laws of which such Bank is organized or has its lending office, and (iii) reserve requirements, then from time to time upon demand of such Bank (with a copy of such demand to the Agent), the Borrower shall pay to such Bank such additional amounts as will compensate such Bank for such increased cost or reduction.

          (b) If any Bank determines that the introduction of any Law regarding capital adequacy or any change therein or in the interpretation thereof, or compliance by such Bank therewith, has the effect of reducing the rate of return on the capital of such Bank or any corporation controlling such Bank as a consequence of such Bank's obligations hereunder (taking into consideration its policies with respect to capital adequacy and such Bank's desired return on capital), then from time to time upon demand of such Bank (with a copy of such demand to the Agent), the Borrower shall pay to such Bank such additional amounts as will compensate such Bank for such reduction.

          (c) The Borrower shall pay to each Bank, as long as such Bank shall be required to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency funds or deposits (currently known as "Eurocurrency liabilities"), additional interest on the unpaid principal amount of the Loan equal to the actual costs of such reserves allocated to such Loan by such Bank (as determined by such Bank in good faith, which determination shall be conclusive), which shall be due and payable on each date on which interest is payable on such Loan, provided the Borrower shall have received at least 15 days' prior notice (with a copy to the Agent) of such additional interest from such Bank. If a Bank fails to give notice 15 days prior to the relevant interest payment date, such additional interest shall be due and payable 15 days from receipt of such notice.

2.11.5 Funding Losses. Upon demand of any Bank (with a copy to the Agent) from time to time, the Borrower shall promptly compensate such Bank for and hold such Bank harmless from any loss, cost or expense incurred by it as a result of:

          (a) any continuation, payment or prepayment of any Loan on a day other than the last day of the month for such Loan (whether voluntary, mandatory, automatic, by reason of acceleration, or otherwise); [or]

          (b) any failure by the Borrower (for a reason other than the failure of such Lender to make a Loan) to prepay, borrow or continue any Loan on the date or in the amount notified by the Borrower; or including any loss of anticipated profits and any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain such Loan or from fees payable to terminate the deposits from which such funds were obtained. The Borrower shall also pay any customary administrative fees charged by such Lender in connection with the foregoing.

          For purposes of calculating amounts payable by the Borrower to the Banks under this Section 2.11, each Bank shall be deemed to have funded each Loan made by it at the LIBOR Rate for such Loan by a matching deposit or other borrowing in the London interbank LIBOR market for a comparable amount and for a comparable period, whether or not such Loan was in fact so funded.

2.11.6 Matters Applicable to all Requests for Compensation. A certificate of the Agent or any Bank claiming compensation under this Section 2.11 and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive in the absence of manifest error. In determining such amount, the Agent or such Bank may use any reasonable averaging and attribution methods.

3. COLLATERAL.

         The Loans shall be secured by the following Collateral:

3.1 Security Interest. The Banks shall have a first, valid and enforceable security interest evidenced by a security agreement and a UCC-1 financing statement covering and encumbering Borrower's Legal Contracts.

3.2 Pledge of Stock. The Borrower shall pledge, grant and assign to Agent, for the ratable benefit of the Banks, 100% of the outstanding common stock or other equity interest of each of its Subsidiaries and shall execute such pledge agreements, stock powers and other documents and instruments as are deemed necessary by Agent.

3.3 Guaranty Agreement.  In addition to the other collateral  referenced in this
Section 3, each Guarantor shall unconditionally guarantee the prompt payment and collection of the Indebtedness evidenced by the Notes.

4. CONDITIONS OF LENDING.

4.1 Conditions Precedent to Closing and Advances Pursuant to Loan. The obligation of the Banks to perform this Agreement and to extend the Loan as described herein is subject to the performance of the following conditions precedent in form satisfactory to the Banks:

4.1.1 Loan Documents. This Agreement, the Notes, the Security Agreement, the Pledge Agreement, the Guaranty Agreements, financing statements, stock powers and all other Loan Documents not specifically mentioned but heretofore required by the Banks shall have been duly executed, acknowledged (where appropriate) and delivered to the Agent or the Banks, all in form and substance satisfactory to the Banks, and all such applicable documents shall have been properly recorded in all appropriate recording offices.

4.1.2 Resolutions of Borrower. Resolutions of Borrower approving the execution, delivery and performance of this Agreement, the Notes, the Security Agreement, the Pledge Agreement, and all other Loan Documents and the transactions contemplated herein and therein, duly adopted by Borrower's board of directors and accompanied by a certificate of Borrower's secretary or assistant secretary stating that such Resolutions are true and correct, have not been altered or repealed and are in full force and effect shall have been delivered to the Agent.

4.1.3 Resolutions of Guarantors and Pledgors. Resolutions and/or consents of each guarantor and non-borrower debtor, pursuant to a security agreement, or pledgor, pursuant to a pledge agreement (each a "Support Party"), approving the execution, delivery and performance of any Loan Document applicable thereto and the transactions contemplated herein and therein, duly adopted by such Support Party's board of directors or managers, as the case may be, and accompanied by a certificate of such Support Party's secretary or assistant secretary or manager, as the case may be, stating that such resolutions or consents are true and correct, have not been altered or repealed and are in full force and effect shall have been delivered to the Agent.

4.1.4 Incumbency Certificate of Borrower. A signed certificate of Borrower's secretary or assistant secretary which shall certify the name of the officers of Borrower authorized to sign the Loan Document on behalf of Borrower to be executed by such Person and the other documents or certificates to be delivered by such Person pursuant to the Loan Documents, together with the true signatures of each of such Persons shall have been delivered to the Agent. The Certificate of Incorporation and the Certificate of Good Standing for Borrower issued by the Secretary of State of the State of Oklahoma shall have also been delivered to the Agent.

4.1.5 Incumbency Certificate of Each Support Party. A signed certificate of each Support Party's secretary or assistant secretary or manager, as applicable, which shall certify the name of the officers of the Support Party authorized to sign the Loan Documents on behalf of such Support Party to be executed by such Person and the other documents or certificates to be delivered by such Person pursuant to the Loan Documents, together with the true signatures of each of such Persons shall have been delivered to the Agent.

4.1.6 Borrower Organizational Documents. A copy of the Certificate of Incorporation and current bylaws of Borrower, and all amendments thereto, certified by a Responsible Officer as being true, correct and complete as of the date of such certification and the Certificate of Good Standing for Borrower issued by the Secretary of State of the State of Oklahoma shall have also been delivered to the Agent.

4.1.7 Support Party Organizational Documents. A copy of the certificate of incorporation or articles of organization and the current bylaws or operating agreement of each Support Party, and all amendments thereto, certified by the secretary or assistant secretary or manager, as the case may be, as being true, correct and complete as of the date of such certification and a certificate of good standing issued by the appropriate official from the jurisdiction of organization of each Support Party shall have been delivered to the Agent..

4.1.8 Financial Statements and other Information. The Borrower shall have furnished to the Banks such financial statements and other information and/or documents as the Banks shall have requested.

4.1.9 No Default. No Events of Default shall have occurred and be continuing under this Agreement or the Loan Documents and the representation and warranties set forth herein and in all other Loan Documents shall be true and correct in all material respects.

4.1.10 Compliance. Borrower shall comply with and shall continue to be in compliance with all material terms, covenants, warranties, and conditions of this Agreement and any other loan documents contemplated herein.

4.1.11 No Adverse Effect. As of the date of making such Advance, no Material Adverse Effect has occurred since the date of the most recent financial statement submitted to Bank.

4.1.12 Opinion of Counsel. Borrower shall provide an opinion of its counsel in form and substance acceptable to Banks.

4.1.13 Solvency Certificate. Borrower shall provide a certificate from its chief financial officer in the form of Exhibit "C" attached hereto.

4.1.14 Commitment Fee. Banks shall have received the Commitment Fee.

4.1.15 Agency Fee. Agent shall have received the fee required by Section 2.9 above.

4.1.16 Repayment of Previous Stock Loan. Borrower shall repay in full the "Stock Note" made by Borrower payable to the order of BOK dated June 11, 2002 and in the amount of $10,000,000.

4.1.17 Delivery of Stock and Stock Powers. Borrower and any Support Party pledging its ownership interest in certain Subsidiaries shall have provided Agent with the all stock certificates evidencing such ownership interests together with an assignment separate from the instrument executed in blank.

5. REPRESENTATIONS AND WARRANTIES.

To induce the Banks to extend the Loan and enter into this Agreement, Borrower represents and warrants to the Banks as of the date hereof and on any and all renewals and extensions thereof, as follows:

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

5.5 Financial Statements. The consolidated balance sheet of the Borrower and its Subsidiaries as of June 30, 2003 and the related consolidated statements of income and cash flows of the Borrower and its Subsidiaries for the three months then ended, and the accompanying footnotes, as included in the Borrower's Quarterly report on Form 10-Q as filed with the Securities and Exchange Commission, copies of which have been furnished to the Banks, are complete and correct and fairly present the consolidated financial condition of the Borrower and its Subsidiaries at such dates and the consolidated results of the operations of the Borrower and it Subsidiaries for the periods covered by such statements, all in accordance with GAAP consistently applied (subject to year-end adjustments in the case of the interim financial statements), and since June 30, 2003 there has been no material adverse change in the consolidated condition (financial or otherwise), business, or operations of the Borrower and its Subsidiaries. There are no liabilities of the Borrower or any Subsidiary, fixed or contingent, which are material but are not reflected in the financial statements or in the notes thereto, other than liabilities arising in the ordinary course of business since June 30, 2003.

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

5.8 Title to Property. Borrower has good and marketable title to all of the Collateral referenced in Section 3 above, free and clear of all liens, pledges, restrictions, and encumbrances except for Permitted Liens.

5.9 Litigation. Excluding the lawsuits and other proceedings disclosed by Borrower in the SEC reports, there are no pending legal or governmental actions, proceedings, or investigations to which Borrower is a party or to which any property of Borrower is subject which Borrower reasonably expects would result, in a Material Adverse Effect and to the best of Borrower's knowledge, no such actions or proceedings are threatened, in writing, or contemplated by governmental authorities or any other persons.

5.10 No Defaults on Outstanding Judgments or Orders. The Borrower and its Subsidiaries have satisfied all judgments, and neither the Borrower nor any Subsidiary is in default with respect to any judgment, writ, injunction, or decree of any court, arbitrator, or federal, state, municipal, or other governmental authority, commission, board, bureau, agency, or instrumentally, domestic or foreign.

5.11 Debt. The financial statements described in Section 4.1.5 contain a complete and correct list of all credit agreements, indentures, purchase agreements, guaranties, capital leases, and other investments, agreements, and arrangements presently in effect providing for or relating to extensions of credit (including agreements and arrangements for the issuance of letters of credit or for acceptance financing) in respect of which the Borrower or any Subsidiary is in any manner directly or contingently obligated; and the maximum principal or face amounts of the credit in question, outstanding or to be outstanding, are correctly stated, and all Liens of any nature given or agreed to be given as security therefore are correctly described or indicated in such financial statements.

5.12 Conflicting Documents or Agreements. There are no provisions pursuant to existing real estate mortgages, indentures, leases, security agreements, contracts, notes, instruments, or any other agreements or documents binding on Borrower or affecting its properties, which would conflict with or in any way prevent the execution, delivery or performance of the Loan Documents by Borrower.

5.13 Full Disclosure. There is no material fact that Borrower has not disclosed to Banks which could have a Material Adverse Effect. Neither the financial statements relied upon by the Banks, nor any certificate or statement delivered herewith or heretofore by Borrower to Agent or any Bank in connection with the negotiations of this Agreement, contain any untrue statement of a material fact or omits to state any material fact necessary to keep the statements herein or therein from being misleading.

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

5.19 Environment. The Borrower and each Subsidiary have duly complied in all material respects with, and their businesses, operations, assets, equipment, property, leaseholds or other facilities are in compliance in all material respects with, the provisions of all federal, state and local environmental, health and safety laws, codes and ordinances, and all rules and regulations promulgated thereunder. The Borrower and each Subsidiary have been issued and will maintain all required federal, state, and local permits, licenses, certificates and approvals relating to (1) air emissions; (2) discharges to surface water or groundwater; (3) noise emissions; (4) solid or liquid waste disposal; (5) the use, generation, storage, transportation, or disposal of toxic or hazardous substances or wastes (intended hereby and hereafter to include any and all such materials listed in any federal, state, or local law, code or ordinance and all rules and regulations promulgated thereunder as hazardous or potentially hazardous); or (6) other environmental, health, or safety matters. Neither Borrower nor any Subsidiary has received notice of, or knows of, or suspects facts which might constitute any violations of any federal, state, or local environmental, health, or safety laws, codes or ordinances and any rules or regulations promulgated thereunder with respect to its businesses, operations, assets, equipment, property, leaseholds, or other facilities. For all premises of the Borrower and its Subsidiaries, there has been no emission, spill, release, or discharge into or upon (1) the air; (2) soils, or any improvements located thereon; (3) surface water or groundwater; or (4) the sewer, septic system or waste treatment, storage or disposal system servicing the premises of any toxic or hazardous substances or wastes at or from the premises; and accordingly the premises of Borrower and its Subsidiaries are free of all such toxic or hazardous substances or wastes. There has been no complaint, order, directive, claim, citation, or notice by any governmental authority or any person or entity against Borrower or any Subsidiary with respect to (1) air emissions; (2) spills, releases, or discharges to soils or improvements located thereon, surface water, groundwater or the sewer, septic system or waste treatment, storage or disposal systems servicing the premises;
(3)  noise  emissions;  (4)  solid  or  liquid  waste  disposal;  (5)  the  use, generation, storage, transportation, or disposal of toxic or hazardous substances or waste; or (6) other environmental, health, or safety matters affecting the Borrower or its business, operations, assets, equipment, property, leaseholds, or other facilities. Neither the Borrower nor its Subsidiaries have any indebtedness, obligation or liability, absolute or contingent, matured or not matured, with respect to the storage, treatment, cleanup, or disposal of any solid wastes, hazardous wastes, or other toxic or hazardous substances (including without limitation any such indebtedness, obligation, or liability with respect to any current regulation, law, or statute regarding such storage, treatment, cleanup, or disposal). 5.20 Survival Representations and Warranties. All representations and warranties by Borrower herein shall survive delivery of the Notes and any investigation at any time made by or on behalf of any Bank shall not diminish any Bank's right to rely thereon.

6. AFFIRMATIVE COVENANTS.

     Until payment in full of the Notes, and any renewals and extensions thereof, Borrower agrees, unless the Majority Banks shall otherwise consent in writing, to perform or cause to be performed the following agreements:

6.1 Applicable Laws. Borrower shall comply in all material respects with the requirements of all Laws applicable to it or to its business or property, except in such instances in which (i) such requirement of Law is being contested in good faith or a bona fide dispute exists with respect thereto; or (ii) the failure to comply therewith could not reasonably be expected to have a Material Adverse Effect.

6.2 Annual Financial Statements. Borrower shall deliver to the Banks annual, audited financial statements within 90 days of its year-end, current within twelve months, all prepared in accordance with GAAP, consistently maintained and applied, and concurrent with the submission of the financial statements,
Borrower shall deliver a Compliance Certificate executed by a Responsible Officer stating that such person, after due inquiry, has no knowledge of an Event of Default and containing a computation of, and demonstrating compliance with, the financial covenants described in Section 8 below. The financial statements shall consist of, at least, consolidated balance sheets and consolidated statements of income and cash flows.

6.3 Quarterly Financial Statements. Borrower shall deliver to the Banks quarterly, unaudited financial statements within 45 days after the end of each of Borrower's fiscal quarters (excluding the last fiscal quarter of Borrower's fiscal year), prepared in accordance with GAAP, consistently maintained and applied, and concurrent with the submission of the financial statements,
Borrower shall deliver a Compliance Certificate executed by a Responsible Officer stating that such person, after due inquiry, has no knowledge of an Event of Default and containing a computation of, and demonstrating compliance with, the financial covenants described in Section 8 below. The financial statements shall consist of, at least, consolidated balance sheets and consolidated statements of income and cash flows.

6.4 Notice of Litigation. Borrower shall deliver to the Agent within five (5) days after the occurrence thereof (a) notice of any material developments associated with any and all actions, suits, and proceedings before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, affecting Borrower or any Subsidiary of Borrower in existence on the date hereof which could reasonably be expected to have a Material Adverse Effect and (b) notice of any additional actions, suits, and proceedings involving Borrower or any Subsidiary of Borrower which arise after the date hereof and which could reasonably be expected to have a Material Adverse Effect.

6.5 Maintenance of Existence. Borrower shall preserve and maintain its corporate existence and all of each of its rights, privileges and franchises necessary or desirable in the normal conduct of its business, and conduct its business in an orderly and efficient manner consistent with good business practices.

6.6 Books and Records; Inspections. Accurate books and records shall be kept by the Borrower, and the Banks will have the right to inspect, upon reasonable advance notice, any assets of the Borrower, and to examine and copy such books and records, to discuss the affairs, finances and accounts of the Borrower, and to be informed as to the same at such times and intervals as the Banks might reasonably request under its normal course of business.

6.7 Taxes. All taxes, assessments, governmental charges and levies imposed on the Borrower and its assets, income and profits will be paid prior to the date on which penalties attach thereto.

6.8 Title to Assets and Maintenance. Borrower shall defend and maintain title to all its material properties and assets. Borrower shall keep its assets, both real and personal, in good order and condition consistent with industry practice and shall make all necessary repairs, replacements and improvements required by the Leases.

6.9 Additional Assurances. The Borrower agrees to execute, acknowledge and deliver to the Agent such instruments, documents, and any other items in a form acceptable to Agent as the Banks may reasonably require in order to more fully carry out the transactions contemplated herein.

6.10 Performance of Obligations. The Borrower shall pay the Notes according to the reading, tenor and effect thereof, and Borrower will do and perform every act and discharge all obligations provided herein to be performed and discharged or as contemplated hereby, at the time or times and in the manner specified.

6.11 Expenses. The Borrower covenants and agrees to pay all costs and expenses required to satisfy the conditions of this Agreement. Further, the Borrower covenants and agrees to pay all costs and expenses incurred in (i) preparation for the closing hereof and for any subsequent waivers or amendments and (ii) in connection with the exercise of rights and remedies of Agent and Banks under the Loan Documents, including but not limited to Agent's fees of attorneys for Agent, to the extent permitted by law.

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

6.14 Other Information. The Borrower will furnish to the Agent such other information concerning the financial status of the Borrower as the Banks may reasonably request.

6.15 Maintenance of Insurance. The Borrower will maintain such insurance as is required elsewhere herein and in the Loan Documents. The Borrower shall furnish a certificate of each renewal policy to the Agent not less than 15 days prior to the expiration of the initial or each succeeding renewal policy

6.16 Regulation U Compliance. By action of its Board of Directors either before or as soon as practicable after any purchases, cause any and all shares of Borrower's common stock purchased with the proceeds of the Loan to be cancelled and retired to the status of authorized but unissued common stock. Borrower shall provide Agent with written evidence stating the number of shares purchased, cancelled and/or retired in conjunction with the monthly compliance certificates delivered pursuant to Sections 8.2 and 8.3 below.

7. NEGATIVE COVENANTS.

     Prior to the payment in full of the Notes and any renewals and extensions thereof, the Borrower agrees that, unless the Majority Banks otherwise gives their prior consent in writing, the Borrower will not perform or permit to be performed any of the following acts:

7.1 Negative Pledge. Except as provided herein, Borrower shall not create, incur, assume, or permit to exist Lien, or other encumbrances of any kind upon in, on, or to any of its assets except (a) liens for taxes or assessments or other governmental charges being contested in good faith and by appropriate proceedings, (b) liens in connection with workers compensation, unemployment insurance, or other social security obligations, (c) mechanic's, workmen's, materialmen's, landlord's, carrier's, or other like liens arising in the ordinary course of business with respect to obligations which are not due or which are being contested in good faith, (d) any lien or other encumbrance permitted and accepted by Agent and set forth on the ALTA 1970-B, as revised, title insurance policy, (e) judgment and other similar liens arising in connection with court proceedings, provided the execution or other enforcement of such liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings, and (f) purchase money security interests in office furnishings and office equipment acquired in the ordinary course of business, provided that such security interest shall attach only to the furnishings and equipment so purchased, and
(g) that certain mortgage lien in favor of BOK executed in conjunction with that certain Loan Agreement between Borrower and BOK dated as of June 11, 2002 (the "2002 Loan Agreement").

7.2 Sale of Assets. Borrower will not sell, enter into sale-lease back agreements, exchange or transfer title to any or all of its assets, except in the ordinary or normal course of business operations.

7.3 Additional Indebtedness. Borrower will not incur, create, assume, suffer to exist or in any manner become or be liable in respect of any indebtedness, nor will Borrower guarantee or otherwise in any manner become or be liable in respect of any indebtedness, liabilities or other obligations of any other person or entity, whether by agreement to purchase the indebtedness of any other person or entity or agreement for the furnishing of funds to any other person or entity through the purchase or lease of goods, supplies or services (or by way of stock purchase, capital contribution, advance or loan) for the purpose of paying or discharging the indebtedness of any other person or entity, or otherwise, except that the foregoing restrictions shall not apply to: (i) the Notes and any renewal or increase thereof, or other indebtedness of the Borrower heretofore disclosed to Banks in the Borrower's Financial Statements or on Schedule "7.3" hereto, including any indebtedness under the 2002 Loan Agreement; or (ii) taxes, assessments or other government charges which are not yet due or are being contested in good faith by appropriate action promptly initiated and diligently conducted, if such reserve as shall be required by GAAP shall have been made therefor and levy and execution thereon have been stayed and continue to be stayed; or (iii) indebtedness (other than in connection with a loan or lending transaction) incurred in the ordinary course of business; or; (iv) any renewals or extensions (but not increases in) of any of the foregoing.

7.4 Name, Fiscal Year and Accounting Method. Borrower shall not change its name or its method of accounting without providing Agent with three (3) month's prior written notice. Further, in regard to a name change, Borrower shall have taken such action as the Banks deem necessary to continue the perfection of any Liens securing payment of the Indebtedness.

7.5 Dividends and Distributions. Borrower shall not declare, pay or make, whether in cash or property, or set aside or apply any money or assets to pay or make any dividend or other distribution with respect to its capital stock during any fiscal quarter in excess of $1,800,000.00, in the aggregate. Provided, however, this provision shall not be construed to prohibit stock dividends or purchases of Borrower's stock with proceeds of the Loan as permitted by Section
7.10 below. Provided further, Borrower shall not be permitted to make any dividend if there exists as of the time of the dividend an Event of Default or if the declaration or payment of the dividend shall create an Event of Default.

7.6 Loans or Advances. Borrower shall not make or permit to remain outstanding any loans or advances made by it to or in any person or entity, except that the foregoing restriction shall not apply to: (i) loans or advances the material details of which have been set forth in the Financial Statements of the Borrower heretofore furnished to Banks; or (ii) advances made in the ordinary course of Borrower's business to any Subsidiary or sales associate or employees for travel or similar expenses; or (iii) loans to employees for option exercises; provided, however, such loans for option exercises shall not involve an actual advance of cash to any such employee; or (iv) loans or advance to Subsidiaries to satisfy regulatory requirements of Governmental Authorities.

7.7 Discontinuance of Business Lines. Borrower shall not discontinuance any line of business which would have a Material Adverse Effect.

7.8 Mergers and Acquisitions. Borrower will not: (i) consolidate or merge with or into any other Person, except that Borrower may merge with another Person if such Borrower is the surviving entity in such merger and if, after giving effect thereto, no Default or Event of Default shall have occurred and be continuing or
(ii) acquire or create any additional subsidiaries.

7.9 Transactions With Affiliates. Borrower shall not enter into any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate, or permit any Subsidiary to enter into any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate.

7.10 Purchases of Common Stock. So long as there is any amount owing under and pursuant to the Loan, Borrower shall not purchase its common stock in the open market with any funds other than the proceeds of the Loan.

8. FINANCIAL COVENANTS

     Prior to the payment in full of the Notes and any renewals and extensions thereof, the Borrower agrees that, unless the Majority Banks otherwise gives their prior consent in writing, the Borrower will perform or permit to be performed (or not perform or not permit to be performed, as the case may be) any of the following acts:

8.1 Debt Service Coverage. Borrower's quarterly Debt Coverage Ratio, calculated on a consolidated basis and in accordance with GAAP, shall not be less than 125%, calculated on a quarterly basis. Within forty five (45) days of the end of each calendar quarter (excluding the last fiscal quarter), Borrower shall deliver a Compliance Certificate demonstrating compliance with this financial covenant.

8.2 Retention Rate. Borrower shall maintain, on a consolidated basis and in accordance with GAAP, a rolling twelve (12) month average retention rate of membership contracts in place for greater than eighteen (18) months of not less than seventy percent (70%), calculated on a monthly basis. Within fifteen (15) days of the end of each month, Borrower shall deliver a Compliance Certificate demonstrating compliance with this financial covenant.

8.3 Cancellation Rate. Borrower's cancellation rate on contracts less than or equal to twelve (12) months old, on a consolidated basis, shall not exceed 45% on a trailing twelve (12) month basis, measured on a monthly basis. Within fifteen (15) days of the end of each month, Borrower shall deliver a Compliance Certificate demonstrating compliance with this financial covenant.

8.4 Tangible Net Worth. Borrower's Tangible Net Worth (as hereafter defined), determined on a consolidated basis and in accordance with GAAP, shall never fall below the lower of (i) $0.00 and (ii) the amount thereof as of September 30, 2003 and for each calendar quarter thereafter, the amount as of September 30, 2003 increased by fifty percent (50%) of the amount of such quarterly Net Income (as defined by GAAP, but excluding Net Losses). For the purposes hereof, the term Tangible Net Worth shall be defined in accordance with GAAP; provided, however, such definition shall exclude the amount of adjustments to net worth, as required by GAAP, relating to changes in Borrower's securities portfolio. Within forty five (45) days of the end of each calendar quarter (excluding the last fiscal quarter), Borrower shall deliver a Compliance Certificate demonstrating compliance with this financial covenant.

9. EVENTS OF DEFAULT.

     The following shall constitute Events of Default hereunder and under each of the Loan Documents:

9.1 Nonpayment of Notes. Failure to make any payment when due of any principal due and owing on the Notes.

9.2 Nonpayment of Interest. Failure to make any payment when due of any interest on the Notes.

9.3 Other Nonpayment. Borrower's or any Guarantor's failure to make any payment when due, other than as set forth in Sections 9.1 and 9.2 above, of any amount payable to the Banks under the terms of this Agreement, the Notes, the Loan Documents or any other obligation or agreement between the Borrower and any Bank including, but not limited to, that certain Loan Agreement dated as of June 11, 2002 by and between Borrower and BOK.

9.4 Breach of Covenants. Default by Borrower or any Guarantor in the performance or observance of any covenant or agreement contained in this Agreement, the Notes, the Security Agreement, the Pledge Agreement, or any of the other Loan Documents not specifically set forth in this paragraph other than as set forth in Section 9.13, or any agreement in connection therewith, or under the terms of any other instrument delivered to the Agent or Banks in connection with this Agreement.

9.5 Representations and Warranties. Any representation or warranty herein, or any representation, statement, certificate, schedule or report made or furnished to the Banks on behalf of Borrower or any Guarantor, proves to be false or erroneous in any material respect at the time of making thereof.

9.6 Insolvency. Borrower or any Guarantor: (i) applies for or consents to the appointment of a receiver, trustee or liquidator of the properties of Borrower;
(ii) admits in writing the inability to pay debts as they mature; (iii) makes a general assignment for the benefit of creditors; or (iv) has any significant portion of its assets or property placed in the hands of a receiver, trustee or other officers or representatives of a court or of creditors.

9.7 Voluntary Bankruptcy. Borrower or any Guarantor shall be adjudged bankrupt, or any voluntary proceeding shall be instituted by Borrower in insolvency or bankruptcy, or for readjustment, extension or composition of debts or for any other relief of debtors.

9.8 Involuntary Bankruptcy. Any involuntary proceeding shall be instituted against Borrower or any Guarantor in insolvency or for readjustment, extension, or composition of debts, which proceeding is not dismissed within ninety (90) days from the filing of the commencement of the same.

9.9 Creditor's Proceedings. The institution of any levy or attachment against the assets of Borrower or any Guarantor and such levy or attachment shall continue in place and in effect for a period of 60 consecutive days without being vacated, discharged, satisfied, stayed, or removed.

9.10 Monetary Judgments. One or more judgments, decrees, or orders for the payment of money in excess of $500,000.00 in the aggregate shall be rendered against Borrower or any Guarantor and such judgments, decrees, or orders shall continue unsatisfied and in effect for a period of 30 consecutive days without being vacated, discharged, satisfied, or stayed or bonded pending appeal.

9.11 Borrower Dissolution. The occurrence of any act causing a dissolution or loss of legal existence of Borrower.

9.12 Harland Stonecipher. Harland Stonecipher shall ever cease to hold the title of Chairman and Chief Executive Officer or comparable title and position with Borrower for a period of 90 consecutive days.

9.13 Financial Covenants. Default shall be made in respect of those covenants set forth in Section 8 of the Agreement, FINANCIAL COVENANTS.

9.14 Other Defaults. Default shall be made in respect of any obligation for borrowed money in excess of $100,000.00, entered into by Borrower or any Guarantor and any other financial institution or lender, for which Borrower is liable (directly, by assumption, as guarantor or otherwise), or any obligations secured by any mortgage, pledge or other security interest, lien, charge or encumbrance with respect thereto, on any asset or property of Borrower in respect of any agreement relating to any such obligations unless Borrower is not liable for same (i.e., unless remedies or recourse for failure to pay such obligations is limited to foreclosure of the collateral security therefor), and if such default shall continue for more than thirty (30) days from the date of default.

10. REMEDIES.

10.1 Immediate Acceleration. Upon the occurrence of an Event of Default specified in Sections 9.6, 9.7, 9.8, 9.9 and 9.10 immediately and without notice, (i) all obligations hereunder and under the Notes shall automatically become immediately due and payable, without presentment, demand, protest, notice of protest, default or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, except as may be provided to the contrary elsewhere herein, all of which are expressly waived by the Borrowers, and (ii) the Banks are hereby authorized at any time and from time to time, without notice to the Borrower (and any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits of the Borrower (general or special, time or demand, provision or final) held by any Bank owing by any such Bank to or for the credit or account of the Borrower against any and all of the debt evidenced by the Notes or other obligations set forth in any Loan Document.

10.2 No Cure or Notice. Upon the occurrence of an Event of Default specified in Sections 9.11 and 9.13, the Banks may declare all debt evidenced by any and all Loan Documents to be immediately due and payable without presentment, demand, protest, notice of protest, default or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, except as may be provided to the contrary elsewhere herein, all of which are hereby expressly waived by the Borrower, and in such event, the Banks are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits containing funds of the Borrower (general or special, time or demand, provision or final) held by any Bank, and any and all other indebtedness at any time owing by any such Bank or to or for credit or account of the Borrower against any and all of the debt evidenced by any Loan Document. In the event Borrower is diligently pursuing a cure to any Event of Default but such cure cannot be accomplished within the time periods set forth herein, Banks may, in their sole discretion, extend any such cure period.

10.3 Five Day Notice and Demand. Upon the occurrence of an Event of Default specified in Sections 9.1, 9.2, 9.3, and 9.5 Borrower shall have five (5) business days to cure such failure to make payment without notice. In the event Borrower shall fail to effectuate such a cure, the Banks may declare all debt evidenced by any and all Loan Documents to be immediately due and payable without presentment, demand, protest, notice of protest, default or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, except as may be provided to the contrary elsewhere herein, all of which are hereby expressly waived by the Borrower, and in such event, the Banks are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits containing funds of the Borrower (general or special, time or demand, provision or final) held by any Bank, and any and all other indebtedness at any time owing by any such Bank or to or for credit or account of the Borrower against any and all of the debt evidenced by any Loan Document. In the event Borrower is diligently pursuing a cure to any Event of Default but such cure cannot be accomplished within the time periods set forth herein, Banks may, in their sole discretion, extend any such cure period.

10.4 Thirty Day Notice and Demand. Upon the occurrence of an Event of Default other than those specified in the sections referenced in Section 10.1, 10.2 and
10.3 above, Borrower shall have thirty (30) days after receiving written notification from the Agent of the Event of Default to cure such default. In the event Borrower shall fail to effectuate such a cure, the Banks may declare all debt evidenced by any and all Loan Documents to be immediately due and payable without presentment, demand, protest, notice of protest, default or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, except as may be provided to the contrary elsewhere herein, all of which are hereby expressly waived by the Borrower, and in such event, the Banks are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits containing funds of the Borrower (general or special, time or demand, provision or final) held by any Bank, and any and all other indebtedness at any time owing by any such Bank or to or for credit or account of the Borrower against any and all of the debt evidenced by any Loan Document. In the event Borrower is diligently pursuing a cure to any Event of Default but such cure cannot be accomplished within the time periods set forth herein, Bank may, in its sole discretion, extend any such cure period.

10.5 Other Rights. Subject to the provisions of this Agreement and after the giving of any required notice and the expiration of any applicable cure period, upon the occurrence of any Event of Default the Banks may, in addition to the foregoing, exercise any or all of its rights and remedies provided by law or pursuant to any other Loan Document.

10.6 Cumulative Remedies. No failure on the part of the Banks to exercise and no delay in exercising any right hereunder shall operate as a waiver hereof, nor shall any single or partial exercise by Banks of any right hereunder preclude any other or further right of exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not alternative.

11. THE AGENT AND THE BANKS.

11.1 Appointment and Authorization. Each Bank hereby appoints Agent as its nominee and agent, in its name and on its behalf: (i) to act as nominee for and on behalf of such Bank in and under all Loan Documents; (ii) to arrange the means whereby the funds of Banks are to be made available to the Borrower under the Loan Documents; (iii) to take such action as may be requested by any Bank under the Loan Documents (when such Bank is entitled to make such request under the Loan Documents); (iv) to receive all documents and items to be furnished to Banks under the Loan Documents; (v) to be the secured party, mortgagee, beneficiary, and similar party in respect of, and to receive, as the case may be, any collateral for the benefit of Banks; (vi) to promptly distribute to each Bank all material information, requests, documents and items received from the Borrower under the Loan Documents; (vii) to promptly distribute to each Bank such Bank's Pro Rata Part of each payment or prepayment (whether voluntary, as proceeds of insurance thereon, or otherwise) in accordance with the terms of the Loan Documents and (viii) to deliver to the appropriate Persons requests, demands, approvals and consents received from Banks. Each Bank hereby authorizes Agent to take all actions and to exercise such powers under the Loan Documents as are specifically delegated to Agent by the terms hereof or thereof, together with all other powers reasonably incidental thereto. With respect to its commitments hereunder and the Notes issued to it, Agent and any successor Agent shall have the same rights under the Loan Documents as any other Bank and may exercise the same as though it were not the Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include Agent and any successor Agent in its capacity as a Bank. Agent and any successor Agent and its Affiliates may accept deposits from, lend money to, act as trustee under indentures of and generally engage in any kind of business with the Borrower, and any person which may do business with the Borrower, all as if Agent and any successor Agent was not Agent hereunder and without any duty to account therefor to the Banks; provided that, if any payments in respect of any property (or the proceeds thereof) now or hereafter in the possession or control of Agent which may be or become security for the obligations of the Borrower arising under the Loan Documents by reason of the general description of indebtedness secured or of property contained in any other agreements, documents or instruments related to any such other business shall be applied to reduction of the obligations of the Borrower arising under the Loan Documents, then each Bank shall be entitled to share in such application according to its pro rata part thereof. Each Bank, upon request of any other Bank, shall disclose to all other Banks all indebtedness and liabilities, direct and contingent, of the Borrower to such Bank as of the time of such request.

11.2 Note Holders. From time to time as other Banks may become a party to this Agreement, Agent shall obtain execution by the Borrower of additional Notes in amounts representing the Commitment of each such new Bank, up to an aggregate face amount of all Notes not exceeding $25,000,000.00. The obligation of such Bank shall be governed by the provisions of this Agreement, including but not limited to, the obligations specified in Section 2 hereof. From time to time, Agent may require that the Banks exchange their Notes for newly issued Notes to better reflect the Commitments of the Banks. Agent may treat the payee of any Note as the holder thereof until written notice of transfer has been filed with it, signed by such payee and in form satisfactory to Agent.

11.3 Consultation with Counsel. Banks agree that Agent may consult with legal counsel selected by Agent and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel.

11.4 Documents. Agent shall not be under a duty to examine or pass upon the validity, effectiveness, enforceability, genuineness or value of any of the Loan Documents or any other instrument or document furnished pursuant thereto or in connection therewith, and Agent shall be entitled to assume that the same are valid, effective, enforceable and genuine and what they purport to be.

11.5 Resignation or Removal of Agent. Subject to the appointment and acceptance of a successor Agent as provided below, Agent may resign at any time by giving written notice thereof to Banks and the Borrower, and Agent may be removed at any time with or without cause by the affirmative vote of all Banks. If no successor Agent has been so appointed by all Banks (and approved by the Borrower) and has accepted such appointment within 30 days after the retiring Agent's giving of notice of resignation or removal of the retiring Agent, then the retiring Agent may, on behalf of Banks, appoint a successor Agent. Any successor Agent must be approved by Borrower, which approval will not be unreasonably withheld. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights and duties of the retiring Agent, and the retiring Agent, shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Section 11 shall continue in effect for its benefit in respect to any actions taken or omitted to be taken by it while it was acting as Agent. To be eligible to be an Agent hereunder the party serving, or to serve, in such capacity must own a Pro Rata Part of the Commitments equal to the level of Commitment required to be held by any Bank pursuant to Section 12.1 hereof.

11.6 Responsibility of Agent. Agent agrees to act, subject to the express conditions contained in this Section 11, in substantially the same manner that it would act in dealing with a loan held for its own account. It is expressly understood and agreed that the obligations of Agent under the Loan Documents are only those expressly set forth in the Loan Documents as to each and that Agent, shall be entitled to assume that no Default or Event of Default has occurred and is continuing, unless Agent has actual knowledge of such fact or has received notice from a Bank or the Borrower that such Bank or the Borrower considers that a Default or an Event of Default has occurred and is continuing and specifying the nature thereof. Neither Agent nor any of its directors, officers, attorneys or employees shall be liable for any action taken or omitted to be taken by them under or in connection with the Loan Documents, except for its or their own gross negligence or willful misconduct. Agent shall not incur liability under or in respect of any of the Loan Documents by acting upon any notice, consent, certificate, warranty or other paper or instrument believed by it to be genuine or authentic or to be signed by the proper party or parties, or with respect to anything which it may do or refrain from doing in the reasonable exercise of its judgment, or which may seem to it to be necessary or desirable. With respect to any matters not expressly provided for in the Loan Documents and any matters which the Loan Documents place within the discretion of Agent, Agent shall not be required to exercise any discretion or take any action, and it may request instructions from Banks with respect to any such matter, in which case it shall be required to act or to refrain from acting (and shall be fully protected and free from liability to all Banks in so acting or refraining from acting) upon the instructions of Majority Banks (including itself), provided, however, that Agent shall not be required to take any action which exposes it to a risk of personal liability that it considers unreasonable or which is contrary to the Loan Documents or to applicable law. Upon receipt by Agent from Borrower of any communication calling for action on the part of Banks or upon notice from Borrower or any Bank of any Default or Event of Default, Agent shall promptly notify each other Bank thereof.

     Agent shall not be responsible to Banks for any of the Borrower's recitals, statements, representations or warranties contained in any of the Loan Documents, or in any certificate or other document referred to or provided for in, or received by any Bank under, the Loan Documents, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of or any of the Loan Documents or for any failure by the Borrower to perform any of its obligations hereunder or thereunder. Agent may employ agents and attorneys-in-fact and shall not be answerable, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care.

     The relationship between Agent and each Bank is only that of agent and principal and has no fiduciary aspects. Nothing in the Loan Documents or elsewhere shall be construed to impose on Agent any duties or responsibilities other than those for which express provision is therein made. In performing its duties and functions hereunder, Agent does not assume and shall not be deemed to have assumed, and hereby expressly disclaims, any obligation or responsibility toward or any relationship of agency or trust with or for the Borrower or any of its beneficiaries or other creditors. As to any matters not expressly provided for by the Loan Documents, Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of Majority Banks, as set forth above, and such instructions shall be binding upon all Banks and all holders of the Notes; provided, however, that Agent shall not be required to take any action which is contrary to the Loan Documents or applicable law.

     Agent shall have the right to exercise or refrain from exercising, without notice or liability to the Banks, any and all rights afforded to Agent by the Loan Documents or which Agent may have as a matter of law; provided, however, Agent shall not (subject to those provisions requiring the consent of all Banks set forth below and elsewhere herein), without the consent of the Majority Banks, take any other action with regard to amending the Loan Documents, waiving any default under the Loan Documents or taking any other action with respect to the Loan Documents. Provided further, however, that no amendment, waiver, or other action shall be effected pursuant to the preceding clause without the consent of all Banks which: (i) would reduce any fees hereunder, or the principal of, or the interest on, any Bank's Note, (ii) would postpone any date fixed for any payment of any fees hereunder, or any principal or interest of any Bank's Note, (iii) would increase any Bank's obligations hereunder or would materially alter Agent's obligations to any Bank hereunder, (iv) would release Borrower or any Guarantor from its obligation to pay any Bank's Note, (v) would release any of the Collateral, (vi) would change the definition of Majority Banks, (vii) would amend, modify or change any provision of this Agreement requiring the consent of all the Banks, (viii) would waive any of the conditions precedent to the making of the Loan or (ix) would extend the Maturity Date or
(x) would amend this sentence or the previous sentence. Agent shall not have liability to Banks for failure or delay in exercising any right or power possessed by Agent pursuant to the Loan Documents or otherwise unless such failure or delay is caused by the gross negligence of the Agent, in which case only the Agent responsible for such gross negligence shall have liability therefor to the Banks.

11.7 Independent Investigation. Each Bank severally represents and warrants to Agent that it has made its own independent investigation and assessment of the financial condition and affairs of the Borrower in connection with the making and continuation of its participation hereunder and has not relied exclusively on any information provided to such Bank by Agent in connection herewith, and each Bank represents, warrants and undertakes to Agent that it shall continue to make its own independent appraisal of the credit worthiness of the Borrower while the Notes are outstanding or its commitments hereunder are in force. Agent shall not be required to keep itself informed as to the performance or observance by the Borrower of this Agreement or any other document referred to or provided for herein or to inspect the properties or books of the Borrower. Other than as provided in this Agreement, Agent shall not have any duty, responsibility or liability to provide any Bank with any credit or other information concerning the affairs, financial condition or business of the Borrower which may come into the possession of Agent.

11.8 Indemnification. Banks agree to indemnify Agent, ratably according to their respective Commitments on a Pro Rata basis, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any proper and reasonable kind or nature whatsoever which may be imposed on, incurred by or asserted against Agent in any way relating to or arising out of the Loan Documents or any action taken or omitted by Agent under the Loan Documents, provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from Agent's gross negligence or willful misconduct. Each Bank shall be entitled to be reimbursed by the Agent for any amount such Bank paid to Agent under this
Section 11.8 to the extent the Agent has been reimbursed for such payments by the Borrower or any other Person. The parties intend for the provisions of this Section to apply to and protect the Agent from the consequences of any liability including strict liability imposed or threatened to be imposed on Agent as well as from the consequences of its own negligence, whether or not that negligence is the sole, contributing or concurring cause of any such liability.

11.9 Benefit of Section 11. The agreements contained in this Section 11 are solely for the benefit of Agent and the Banks and are not for the benefit of, or to be relied upon by, the Borrower, any affiliate of the Borrower or any other person.

11.10 Pro Rata Treatment. Subject to the provisions of this Agreement, each payment (including each prepayment) by the Borrower and collection by Banks (including offsets) on account of the principal of and interest on the Notes and fees provided for in this Agreement, payable by the Borrower shall be made Pro Rata; provided, however, in the event that any Defaulting Bank shall have failed to make an advance as contemplated under Section 2.__ hereof and Agent or another Bank or Banks shall have made such advance, payment received by Agent for the account of such Defaulting Bank or Banks shall not be distributed to such Defaulting Bank or Banks until such advance or advances shall have been repaid in full to the Bank or Banks who funded such advance or advances.

11.11 Assumption as to Payments. Except as specifically provided herein, unless Agent shall have received notice from the Borrower prior to the date on which any payment is due to Banks hereunder that the Borrower will not make such payment in full, Agent may, but shall not be required to, assume that the Borrower has made such payment in full to Agent on such date and Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent the Borrower shall not have so made such payment in full to Agent, each Bank shall repay to Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to Agent, at an interest rate equal to the overnight federal funds rate.

11.12 Other Financings. Without limiting the rights to which any Bank otherwise is or may become entitled, such Bank shall have no interest, by virtue of this Agreement or the Loan Documents, in (a) any present or future loans from, letters of credit issued by, or leasing or other financial transactions by, any other Bank to, on behalf of, or with the Borrower (collectively referred to herein as "Other Financings") other than the obligations hereunder; (b) any present or future guarantees by or for the account of the Borrower which are not contemplated by the Loan Documents; (c) any present or future property taken as security for any such Other Financings; or (d) any property now or hereafter in the possession or control of any other Bank which may be or become security for the obligations of the Borrower arising under any loan document by reason of the general description of indebtedness secured or property contained in any other agreements, documents or instruments relating to any such Other Financings.

11.13 Interests of Banks. Nothing in this Agreement shall be construed to create a partnership or joint venture between Banks for any purpose. Agent, Banks and the Borrower recognize that the respective obligations of Banks under the Commitment shall be several and not joint and that neither Agent nor any of Banks shall be responsible or liable to perform any of the obligations of the other under this Agreement. Each Bank is deemed to be the owner of an undivided interest in and to all rights, titles, benefits and interests belonging and accruing to Agent under the Security Instruments, including, without limitation, liens and security interests in any collateral, fees and payments of principal and interest by the Borrower under the Commitment on a Pro Rata basis. Each Bank shall perform all duties and obligations of Banks under this Agreement in the same proportion as its ownership interest in the Loans outstanding at the date of determination thereof.

11.14 Investments. Whenever Agent in good faith determines that it is uncertain about how to distribute to Banks any funds which it has received, or whenever Agent in good faith determines that there is any dispute among the Banks about how such funds should be distributed, Agent may choose to defer distribution of the funds which are the subject of such uncertainty or dispute. If Agent in good faith believes that the uncertainty or dispute will not be promptly resolved, or if Agent is otherwise required to invest funds pending distribution to the Banks, Agent may invest such funds pending distribution (at the risk of the Borrower). All interest on any such investment shall be distributed upon the distribution of such investment and in the same proportions and to the same Persons as such investment. All monies received by Agent for distribution to the Banks (other than to the Person who is Agent in its separate capacity as a Bank) shall be held by the Agent pending such distribution solely as Agent for such Banks, and Agent shall have no equitable title to any portion thereof.

11.15 Inter-Creditor Agreement. BOK and FUB each have an existing security interest in and to Borrower's rights to receive payments from members and/or to receive any other payments or revenues of any nature whatsoever pursuant to the terms of the legal contracts which are issued in states where such contracts are not viewed or determined to be insurance products (the "Legal Contracts") by virtue of that certain Security Agreement dated as of June 11, 2002 (the "2002 Security Agreement") by and between BOK and Borrower executed in connection with that certain Loan Agreement of even date therewith between the same parties and by virtue of that certain UCC-1 financing statement filed in Oklahoma County, Oklahoma and assigned file no. 2001009443023 (the "2002 Security Interest"). FUB's interest is derivative of BOK's via a participation agreement.

     BOK and FUB, as secured parties under the 2002 Security Agreement, do hereby subordinate said 2002 Security Interest to the Banks, all as if the Banks had been named as the Secured Party in the 2002 Security Agreement described above. Provided, however, such subordination expressly does not extend to any collateral described in the 2002 Security Agreement other than the Legal Contracts and provided further that none of Borrower's interests in its Subsidiaries are covered by the 2002 Security Agreement.

     The Banks shall have all of the rights and privileges of the original secured party (BOK and FUB) as set forth in the 2002 Security Agreement described above.

     The parties acknowledge and agree that the lien of the Banks created the Security Agreement and perfected by the filing of the financing statements in conjunction herewith (the "2003 Security Interest") are and shall constitute the first, prior and superior lien on and against the Collateral, and the 2002 Security Interest is and shall be subject to and inferior in priority to the 2003 Security Interest.

     BOK and FUB agree that the obligations secured by the 2002 Security Agreement and 2002 Security Interest shall be and hereby are inferior and junior to the obligations secured by 2003 Security Interest, unless otherwise agreed to in writing by the Banks, and in the event of a default and after the expiration of any applicable cure periods pursuant to the obligations secured by the 2003 Security Interest, BOK and FUB shall be entitled to no payments from the proceeds from the Collateral against the obligations secured by the 2002 Security Interest until the full cash payment of any and all obligations secured by the 2003 Security Interest (including all interest after the date of filing of a Petition by or against Borrower or any Guarantor under any bankruptcy act).

     BOK and FUB further agree that they will not exercise any remedies against the Legal Contracts until the full cash payment of any and all obligations secured by the 2003 Security Interest (including all interest after the date of filing a petition by or against Borrower or any Guarantor under any bankruptcy act.

12. GENERAL CONDITIONS.

     The following  conditions  shall be applicable  throughout the term of this
Agreement: 12.1 Assignments and Participations.

12.1.1 Each Bank shall have the right to sell, assign or transfer all or any part of its Note, its Commitment and its rights and obligations hereunder to one or more Affiliates, Banks, financial institutions, pension plans, insurance companies, investment funds, or similar Persons who are Eligible Assignees or to a Federal Reserve Bank; provided, that in connection with each sale, assignment or transfer (other than to an Affiliate, a Bank or a Federal Reserve Bank), the applicable Bank will consider, prior to the occurrence of an Event of Default, the opinion and recommendation of Borrower, which opinion and recommendation shall in no way be binding upon such Bank, and each such sale, assignment, or transfer (other than to an Affiliate, a Bank or a Federal Reserve Bank), shall require the consent of Agent, which consent will not be unreasonably withheld, and the assignee, transferee or recipient shall have, to the extent of such sale, assignment, or transfer, the same rights, benefits and obligations as it would if it were such Bank and a holder of such Note, Commitments and rights and obligations, including, without limitation, the right to vote on decisions requiring consent or approval of all Banks or Majority Banks and the obligation to fund its Commitments; provided, further, that (1) each such sale, assignment, or transfer (other than to an Affiliate, a Bank or a Federal Reserve Bank) shall be in an aggregate principal amount not less than $1,000,000, (2) each remaining Bank shall at all times maintain Commitments then outstanding in an aggregate principal amount at least equal to $1,000,000; (3) each such sale, assignment or transfer shall be of a Pro Rata portion of such Bank's Commitment, (4) no Bank may offer to sell its Note, Commitment, rights and obligations or interests therein in violation of any securities laws; and (5) no such assignments (other than to a Federal Reserve Bank) shall become effective until the assigning Bank and its assignee delivers to Agent and Borrower an Assignment and Acceptance and the Note or Notes subject to such assignment and other documents evidencing any such assignment. An assignment fee in the amount of $3,500 for each such assignment (other than to an Affiliate, a Bank or the Federal Reserve Bank) will be payable to Agent by assignor or assignee. Within five (5) Business Days after its receipt of copies of the Assignment and Acceptance and the other documents relating thereto and the Note, the Borrower shall execute and deliver to Agent (for delivery to the relevant assignee) a new Note evidencing such assignee's assigned Commitment and if the assignor Bank has retained a portion of its Commitments, a replacement Note in the principal amount of the Commitments retained by the assignor (except as provided in the last sentence of this paragraph (a) such Note to be in exchange for, but not in payment of, the Note held by such Bank). On and after the effective date of an assignment hereunder, the assignee shall for all purposes be a Bank, party to this Agreement and any other Loan Document executed by the Banks and shall have all the rights and obligations of a Bank under the Loan Documents, to the same extent as if it were an original party thereto, and no further consent or action by Borrower, Banks or the Agent shall be required to release the transferor Bank with respect to its Commitments assigned to such assignee and the transferor Bank shall henceforth be so released.

12.1.2 Each Bank shall have the right to grant participations in all or any part of such Bank's Note and Commitments hereunder to one or more pension plans, investment funds, insurance companies, financial institutions or other Persons, provided, that:

          (a) each Bank granting a participation shall retain the right to vote hereunder, and no participant shall be entitled to vote hereunder on decisions requiring consent or approval of Banks or Majority Banks (except as set forth in (iii) below);

          (b) in the event any Bank grants a participation hereunder, such Bank's obligations under the Loan Documents shall remain unchanged, such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, such Bank shall remain the holder of any such Note or Notes for all purposes under the Loan Documents, and Agent, each Bank and Borrower shall be entitled to deal with the Bank granting a participation in the same manner as if no participation had been granted; and

          (c) no participant shall ever have any right by reason of its participation to exercise any of the rights of Banks hereunder, except that any Bank may agree with any participant that such Bank will not, without the consent of such participant (which consent may not be unreasonably withheld) consent to any amendment or waiver requiring approval of all Banks.

12.1.3 It is understood and agreed that any Bank may provide to assignees and participants and prospective assignees and participants financial information and reports and data concerning Borrower's properties and operations which was provided to such Bank pursuant to this Agreement.

12.1.4 Upon the reasonable request of either Agent or Borrower, each Bank will identify those to whom it has assigned or participated any part of its Notes and Commitment, and provide the amounts so assigned or participated.

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
                                            Telecopier number: 580/436-7410
                                            Attn: Steve Williamson,
                                            Chief Financial Officer

                  To Banks:                 c/o BANK OF OKLAHOMA, N.A., Agent
                                            201 Robert S. Kerr
                                            P.O. Box 24128
                                            Oklahoma City, Oklahoma 73124
                                            Telecopier number: 405/272-2588
                                            Attn: Laura Christofferson,
                                            Senior Vice President

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

12.6 Prohibition Against Assignment. Borrower shall not assign nor transfer voluntarily or by operation of law, or otherwise dispose of this Agreement or any rights hereunder, however the Banks shall have full right and power to assign this Agreement as set forth in Section 12.1 above. An assignment or transfer in violation of this provision shall be invalid, and an assignment or transfer by operation of law shall be deemed to be an invalid transfer.

12.7 Indemnification. The Borrower agrees to indemnify and hold harmless the Agent and Banks (or any participant in the Loan) and each of their affiliates and their respective officers, directors, trustees, employees, agents, and advisors (each, an "Indemnified Party") from and against any and all claims, damages, losses, liabilities, costs, and expenses (including reasonable attorneys' fees, disbursements and other charges) that may be incurred by or asserted or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of (including in connection with any investigation, litigation, or proceeding and regardless of whether such Indemnified Party is a party thereto or preparation of defense in connection therewith) the Loan Documents or any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Loan, except to the extent such claim, damage, loss, liability, cost, or expense is found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted solely from such Indemnified Party's bad faith, negligence or willful misconduct, or failure to comply with any of its obligations under the Loan Documents. In the case of an investigation, litigation or other proceeding to which the indemnity in this Section 12.7 applies, such indemnity shall be effective whether or not such investigation, litigation or proceeding is brought by any Person. The Borrower agrees not to assert any claim against any Indemnified Party on any theory of liability, for special, indirect, consequential, or punitive damages arising out of or otherwise relating to the Loan Documents, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Loan.

12.8 Entire Agreement. This Agreement, the Notes, the Loan Documents and the other instruments, statements or documents described herein constitute the entire agreement between Borrower and Bank, with any and all prior agreements and understandings being canceled and merged herein.

12.9 Severability. In case any one or more of the provisions contained in this Agreement, the Notes or any other Loan Documents should be deemed invalid, illegal or unenforceable in any respect in any jurisdiction, the validity, legality and enforceability of such provision or provisions will not in any way be affected or impaired thereby in any other jurisdiction and the validity, legality and enforceability of the remaining provisions contained herein and therein will not in any way be affected or impaired thereby.

12.10 Captions. The captions and headings of this loan agreement are for convenience only and in no way define, limit or describe the scope or intent of any provision of this Agreement.

12.11 Binding  Effect.  This Agreement  shall be binding upon and shall inure to
the  benefit  of  the  parties  hereto  and  their   respective   heirs,   legal
representatives, successors and assigns.

12.12 Contrary Provisions. The terms and conditions of this Agreement shall govern and control any and all contrary provisions of the Loan Documents.

12.13 Counterpart. This Agreement may be executed in one or more counterpart and all such counterparts shall be construed together as the Agreement.

12.14 Waiver of Jury Trial. Borrower waives trial by jury in any action or proceeding to which Borrower and Banks may be parties, arising out of, in connection with or in any way pertaining to, this Agreement, the mortgage or any of the other Loan Documents. It is agreed and understood that this waiver constitutes a waiver of trial by jury of all claims against all parties to such action or proceedings, including claims against parties who are not parties to this note. This waiver is knowingly, willingly and voluntarily made by Borrower, and Borrower hereby represents that no representations of fact or opinion have been made by any individual to induce this waiver of trial by jury or to in any way modify or nullify its effect. Borrower further represents and warrants that it has been represented in the signing of this Agreement and in the making of this waiver by independent legal counsel, or has had the opportunity to be represented by independent legal counsel selected of its own free will, and that it has had the opportunity to discuss this waiver with counsel.



         IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the day and year first above written.

                          PRE-PAID LEGAL SERVICES, INC.
                             an Oklahoma corporation



                          /s/ Harland C. Stonecipher
                          -----------------------------
                          By: Harland C. Stonecipher
                          Title: Chairman and CEO





                             BANK OF OKLAHOMA, N.A.



                          /s/ Laura Christofferson
                          ----------------------------
                          By: Laura Christofferson
                          Title: Senior Vice President






                                  COMERICA BANK


                          /s/ Richard L. Rogers
                          -----------------------------
                          By:      Richard L. Rogers
                          Title: Senior Vice President





                           FIRST UNITED BANK & TRUST,
                           a state banking corporation


                          /s/ John P. Martin
                          ------------------------------
                          By:      John P. Martin
                          Title: Senior Vice President









                                    EXHIBIT A
                                 PROMISSORY NOTE


$25,000,000                                             Oklahoma City, Oklahoma

          FOR VALUE RECEIVED, PRE-PAID LEGAL SERVICES, INC., an Oklahoma corporation (the "Maker") promises to pay to the order of BANK OF OKLAHOMA, N.A., a national banking association ("Bank") at the office of Bank of Oklahoma, N.A. (the "Agent") in Oklahoma City, Oklahoma, which is located at 201 Robert S. Kerr Ave., or such other place as may be designated in writing by the Agent, the principal sum of Twenty-five Million and 00/100 Dollars ($25,000,000.00), or so much thereof as shall be disbursed, together with interest at the rate stated herein on such outstanding principal amount, and on any past due interest payments, payable as follows:

          This Note is subject to the terms and conditions of that certain Loan Agreement of even date herewith, between the undersigned, certain lenders named therein, including, without limitation, the Bank and Bank of Oklahoma, N.A., as Agent (as amended, the "Loan Agreement"), which terms and conditions are hereby incorporated by reference herein and shall be controlling over any provision of this Note to the contrary. Reference is hereby made to the Loan Agreement for a statement of the calculation and computation of the rate of interest charged on amounts outstanding under this Note, for a statement of repayment and prepayment rights and obligations of Maker, for a statement of the terms and conditions under which the due date of this Note may be accelerated and for statements regarding other matters affecting this Note (including without limitation the obligations of the holder hereof to advance funds hereunder, exercise of rights and remedies, payment of attorneys' fees, court costs and other costs of collection and certain waivers by Maker and others now or hereafter obligated for payment of any sums due hereunder). Upon the occurrence of an Event of Default, as that term is defined in the Loan
     Agreement, and after the expiration of any grace or cure period as set forth in the Loan Agreement, the holder hereof (i) may declare forthwith to be entirely and immediately due and payable the principal balance hereof and the interest accrued hereon, and (ii) shall have all rights and remedies of the Banks under the Loan Agreement and Loan Documents. This Note may be prepaid in accordance with the terms and provisions of the Loan Agreement. Capitalized terms not otherwise defined herein shall be defined as set forth in the Loan Agreement.

     This  Note  is one of the  Notes,  as  such  term is  defined  in the  Loan
Agreement.

     This Note is to be construed according to the laws of the State of Oklahoma.

     The undersigned agrees that if, and as often as, this Note is placed in the hands of an attorney for collection or to defend or enforce any of the holder's rights hereunder, the undersigned will pay to the holder hereof its reasonable attorney's fees, together with all court costs and other expenses paid by such holder.

     All payments on this Note shall be made in legal tender of the United States of America or other immediately available funds at the Agent's or other holder's address as shown herein or otherwise indicated and any such payment will not be deemed to have been made until it is received by the holder of this
Note in collected funds.

     All agreements between the undersigned and the holder are expressly limited so that in no event whatsoever, whether by reason of disbursement of the proceeds hereof or otherwise shall the amount of interest or finance charge (as defined by the laws of the State of Oklahoma) paid or agreed to be paid by the undersigned to the holder hereof exceed the highest lawful contractual rate of interest or the maximum finance charge permissible under the law which a court of competent jurisdiction, by final non-appealable order, determines to be applicable hereto. If fulfillment of any agreement between the undersigned and the holder hereof, at the time the performance of such agreement becomes due, involves exceeding such highest lawful contractual rate or such maximum permissible finance charge, then the obligation to fulfill the same shall be reduced so such obligation does not exceed such highest lawful contractual rate or maximum permissible finance charge. If by any circumstance the holder shall ever receive as interest or finance charge an amount which would exceed the amount allowed by applicable law, the amount which may be deemed excessive shall be deemed applied to the principal of the indebtedness evidenced hereby and not to interest. All interest and finance charges paid or agreed to be paid to the holder hereof shall be prorated, allocated and spread throughout the full period of this Note. The terms and provisions of this paragraph shall control all other terms and provisions contained herein and in any other documents executed in connection herewith. If any provision of this Note, or the application thereof to any party or circumstance is held invalid or unenforceable, the remainder of this Note and the application of such provision to other parties or circumstances shall not be affected thereby, provisions of this Note being severable in any such instance.

     The makers, endorsers, sureties, guarantors and all other persons who may become liable for all or any part of this obligation severally waive presentment for payment, protest and notice of nonpayment. Said parties consent to any extension of time (whether one or more) of payment hereof, any renewal (whether one or more) hereof, and any release of any such party liable for payment of this note without notice to any such party and without discharging the said party's liability hereunder.

     The failure of the holder hereof to exercise any of the remedies or options set forth in this Note or in any instrument securing payment hereof, upon the occurrence of one or more of the Events of Default shall not constitute a waiver of the right to exercise the same or any other remedy at any subsequent time in respect to the same or any other Event of Default. Acceptance by the holder hereof of any payment which is less than the total of all amounts due and payable at the time of such payment shall not constitute a waiver of the right to exercise any of the foregoing remedies or options at that time or at any subsequent time, or nullify any prior exercise of any such remedy or option, without the express consent of the holder hereof, except as and to the extent otherwise provided by law.

     IN WITNESS WHEREOF, the undersigned has executed this instrument effective as of September __, 2003.


                          PRE-PAID LEGAL SERVICES, INC.,
                            an Oklahoma Corporation:


                          By:
                          ------------------------------
                          Name:  Harland C. Stonecipher
                          Title:  Chairman and CEO







                                    EXHIBIT B
                         FORM OF COMPLIANCE CERTIFICATE
                               _________ __, 200_


BANK OF OKLAHOMA, N.A., Agent
201 Robert S. Kerr Ave.
P.O. Box 24128 Oklahoma City, Oklahoma 73124
Attn:  Laura Christofferson, Senior Vice President

Re: Loan Agreement dated as of September __, 2003, by and between Pre-Paid Legal Services, Inc. and Bank of Oklahoma, N.A., Comerica Bank, and First United Bank & Trust (the "Loan Agreement")

Ladies and Gentlemen:

Pursuant to the applicable requirements of the Loan Agreement, the undersigned, as a Responsible Officer of Borrower, hereby certifies to you the following information as true and correct as of the date hereof or for the period indicated, as the case may be.

1. No Potential Default or Event of Default exists as of the date hereof or has occurred since the date of our previous certification to you, if any.

2. The following Potential Defaults or Events of Default exist as of the date hereof or have occurred since the date of our previous certification to you, if any, and the actions set forth below are being taken to remedy such circumstances:

3. The compliance of the Borrowers with the Debt Coverage Ratio, as of the close
of  business  on ____________________________________,  is  evidenced  by    the
following:

         Section 8.1: Debt Coverage Ratio
         Required     .....          Actual
         1.25:1.00    .....          1.____:1.____

         Section 8.2: Retention Rate (12 month average in place for greater than 18 months)
         Required     .....          Actual
         70%          .....          ___%

         Section 8.3: Cancellation Rate (on contracts less than or equal to 12 months)
         Required     .....          Actual
         45%    __%

         Section 8.4: Tangible Net Worth
         Required     .....          Actual
         At least ($0.00)..          ___:___

         [after September 30 the TNW as of 9/30/03 plus 50% of NI]

4. No  material  adverse  change  in  Borrower's  ability  to repay the Loan has
occurred   since   the   date  of  the   Financial   Statements   dated   as  of
______________________.

     Each capitalized term used but not defined herein shall have the meaning assigned to such term in the Loan Agreement.

                          PRE-PAID LEGAL SERVICES, INC.
                             an Oklahoma corporation

                          By:  ________________________
                         Title: _______________________




                                    EXHIBIT C

                              SOLVENCY CERTIFICATE

     This Certificate is delivered pursuant to Section 4.1 of the Loan Agreement, dated as of September __, 2003 (the "Loan Agreement"), among PRE-PAID LEGAL SERVICES, INC., an Oklahoma corporation, (the "Borrower"), in favor of BANK OF OKLAHOMA, N.A., a national banking association ("BOK"), COMERICA BANK ("Comerica"), FIRST UNITED BANK & TRUST, a state banking corporation ("FUB"), and each of the financial institutions which may from time to time become a party pursuant to the provisions of Section 12.1 of the Loan Agreement or any successor or assignee thereof (hereinafter collectively referred to as "Banks", and individually, "Bank") and BOK, as Agent for the Banks ("Agent"). All capitalized terms used in this Certificate which are defined in the Loan Agreement are used in this Certificate with the same meanings as provided in the Loan Agreement.

     To induce the Banks to make the Loans, the undersigned hereby certifies to the Agent and the Banks as follows:

     1. I am the duly qualified and acting Chief Financial Officer of Borrower, and in such capacity I am familiar with the management of the financial affairs and accounting practices of Borrower and its Subsidiaries and the preparation of the financial statements of the Borrower and its Subsidiaries. I understand that the delivery of these financial statements is a condition precedent to the Banks' respective obligations to make Loan to the Borrower and that the Banks will rely on the truth and accuracy of such financial statements in connection with making such Loan to the Borrower.

     2. I have reviewed the contents of this Certificate, and, to the extent I have deemed it necessary or prudent, I have conferred with counsel for the Borrower for the purpose of discussing the meaning of its contents. I have also consulted with other officers, employees, representatives, advisers and agents of the Borrower and its Subsidiaries with respect to providing this certification. I have made such other investigations and inquiries as I have deemed necessary or prudent.

     3. Neither Borrower nor any of its Subsidiaries are insolvent. "Insolvent" as used herein means that the sum of a Borrower's or a Subsidiaries' assets, at their fair valuation and based on their present fair saleable value, is less than the amount of its debts, including contingent liabilities. As used herein, the term "debt" means any liability on a claim, and "claim" as used herein means
(i) the right to payment, whether or not such right is reduced to judgment or is liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured, and (ii) the right to an equitable remedy for breach of performance if such breach gives rise to a right to payment, whether or not such right to an equitable remedy is reduced to judgment or is fixed, contingent, matured, unmatured, disputed, undisputed, secured or unsecured; provided, however, that a claim relating to pending or threatened litigation against the Borrower or any Subsidiary shall not be considered a debt for any amount in excess of the amount that Borrower has reserved for such claim in accordance with generally accepted accounting principles. In reaching the foregoing conclusion, I have also taken into consideration the probable liabilities, contingent or otherwise, of each Borrower and its Subsidiaries to their respective creditors after giving effect to the transactions contemplated by the Loan Agreement.

     4. After the incurrence of its obligations under the Loan Agreement and the Loan Documents, Borrower will not have incurred debts beyond its ability to pay such debts as they mature (taking into account the timing and amounts of cash to be received by the Borrower), and the cash available to the Borrower, after taking into account all other anticipated uses of such cash, is anticipated to be sufficient to pay all such amounts on or in respect of the debts of the Borrower when such amounts are required to be paid.

     5. After the incurrence of its obligations under the Loan Agreement and Loan Documents, the Borrower will have sufficient capital to conduct its present or proposed business, and the property of the Borrower does not constitute unreasonably small capital with which to conduct its present or proposed business.

     6. Borrower is not entering into the arrangements contemplated by the Loan Agreement or Loan Documents, or intending to make any transfer or incur any obligations thereunder, with the actual intent to hinder, delay or defraud any of its present or future creditors.

     I represent the foregoing information to be true and correct to my best knowledge and belief and execute this Certificate, in my representative capacity on behalf of the Borrower as of September __, 2003.

                          _____________, Chief Financial Officer of









                                    EXHIBIT D

                                PLEDGE AGREEMENT

     THIS PLEDGE AGREEMENT (this "Pledge Agreement"), dated as of September __, 2003, made by PRE-PAID LEGAL SERVICES, INC., an Oklahoma corporation, (the "Pledgor" and/or, sometimes, "Borrower"), in favor of BANK OF OKLAHOMA, N.A., a national banking association ("BOK"), COMERICA BANK ("Comerica"), FIRST UNITED BANK & TRUST, a state banking corporation ("FUB"), and each of the financial institutions which may from time to time become a party pursuant to the provisions of Section 12.1 of the Loan Agreement described below or any successor or assignee thereof (hereinafter collectively referred to as "Banks", and individually, "Bank") and BOK, as Agent for the Banks ("Agent").

                              W I T N E S S E T H:

     WHEREAS, Borrower, Agent and Banks are parties to that certain Loan Agreement dated as of the date hereof (the "Agreement") whereby Borrower and Banks have agreed to an extension of credit in the principal amount of Twenty Five Million and No/100 Dollars ($25,000,000.00) from the Banks to the Borrower consisting of a $25,000,000 term loan for the primary purpose of purchasing Borrower's shares of stock in the open market (the "Loan"), as evidenced by the promissory notes in the aggregate amount of $25,000,000 (the "Notes"); and

     WHEREAS, as a condition precedent to the Agreement, the Pledgor is required to execute and deliver this Pledge Agreement; and

     WHEREAS, the Pledgor has duly authorized the execution, delivery and performance of this Pledge Agreement; and

     WHEREAS, Pledgor owns 100% of the common stock or ownership units of each of the entities described on Exhibit "B" attached hereto (the "Affiliates") and have determined that it is in the best interest of the Pledgor to execute this Pledge Agreement inasmuch as the Pledgor will derive substantial benefits from the loan described;

     NOW, THEREFORE, for good and valuable consideration, the receipt of which is hereby acknowledged, and in order to induce the Banks to enter into the Agreement and make the Loan, the Pledgor agrees, for the benefit of the Banks, as follows:

ARTICLE 1

                                   DEFINITIONS

1.1 Certain Terms. The following terms (whether or not underscored) when used in this Pledge Agreement, including its preamble and recitals, shall have the following meanings (such definitions to be equally applicable to the singular and plural forms thereof):

     "Affiliate" is defined in the fourth (4th) recital and are listed on Exhibit "B" attached hereto.

     "Agent" is defined in the preamble.

     "Agreement" is defined in the first recital.

     "Banks" is defined in the preamble.

     "Borrower" is defined in the preamble and is the Pledgor.

     "Collateral" is defined in Section 2.1.

     "Distributions" means all cash dividends or distributions, in the case of any Affiliate which is a limited liability company, declared and/or paid in respect of the Pledged Securities.

     "Event of Default" shall have the meaning set forth in the Agreement, and shall specifically include any breach of Pledgor's representations, warranties, covenants or other obligations, if any, under this Pledge Agreement.

     "Loans" has the meaning set out in the Agreement.

     "Loan Document" has the meaning set out in the Agreement.

     "Majority Banks" has the meaning set out in the Agreement.

     "Notes" has the meaning set out in the Agreement.

     "Obligor" means the Borrower or any other Person (other than the Banks) obligated under any Loan Document.

     "Person" means any natural person, corporation, limited liability company, or other company, firm, business trust, trust, trustee, association, government, governmental agency or any other entity, whether acting in an individual, fiduciary or other capacity.

     "Pledge Agreement" is defined in the preamble.

     "Pledged Securities" means all securities or other ownership interests issued by each Affiliate and owned by Pledgor and all securities or other ownership interests issued with respect to such securities or other ownership interests and all additional securities or other ownership interests issued by each Affiliate hereafter acquired by a Pledgor.

     "Pledgor" is defined in the preamble.

     "Secured Obligations" is defined in Section 2.2.

     "Securities Act" is defined in Section 6.2(a).

     "U.C.C." means the Uniform Commercial Code as in effect in the State of Oklahoma.

1.2 Agreement Definitions. Unless otherwise defined herein or the context otherwise requires, terms used in this Pledge Agreement, including its preamble and recitals, have the meanings provided in the Agreement.

1.3 U.C.C. Definitions. Unless otherwise defined herein, in the Agreement, or the context otherwise requires, terms for which meanings are provided in the U.C.C. are used in this Pledge Agreement, including its preamble and recitals, are used as provided in the U.C.C.

ARTICLE 2

                                     PLEDGE

2.1 Grant of Security Interest. Pledgor hereby pledges, hypothecates, assigns, charges, mortgages, delivers, and transfers to the Agent for the benefit of the Banks, and hereby grants to the Agent for the benefit of the Banks a continuing security interest in, all of the following property (the "Collateral"):

2.1.1 all Pledged Securities identified in Exhibit "B" hereto, together with all other securities of any Affiliate acquired by a Pledgor from time to time hereafter; and

2.1.2 all instruments and general intangibles related to the Pledged Securities, and all Distributions, monies, income, proceeds and benefits attributable or accruing to the Pledged Securities, including but not limited to, all stock rights, options, rights to subscribe, liquidating dividends or distributions, cash, income, interest, principal, stock dividends, dividends paid in stock, new securities or other property, and all other benefits to which a Pledgor may hereafter become entitled to receive on account of, or in exchange for, the Pledged Securities now owned or hereafter acquired; and

2.1.3 all proceeds of any of the foregoing.

2.2 Security for Obligations. This Pledge Agreement secures the payment in full of all obligations of Borrower now or hereafter existing under the Agreement as such obligations relate to the Loan, the Notes and each other Loan Document, and all extensions, renewals, modifications and rearrangements thereof, whether for principal, interest, costs, fees, expenses, or otherwise, and all obligations of Pledgor now or hereafter existing under this Pledge Agreement and each other Loan Document to which it is or may become a party (all such obligations being the "Secured Obligations"). Pledgor acknowledges that the security interest hereby granted shall secure all future advances relating to the Loan. Upon payment in full of the Notes, Pledgor shall be released from it obligations pursuant to the terms of this Agreement and Agent shall return all Pledged Securities.

2.3 Delivery of Collateral.

2.3.1 All certificates or instruments representing or evidencing any Collateral, including all Pledged Securities, shall be delivered to and held by the Agent on behalf of the Banks pursuant hereto, shall be in form suitable for transfer by delivery, and shall be accompanied by all necessary endorsements or instruments of transfer or assignment, duly executed in blank, with medallion signature guaranteed. If, after the date hereof, Pledgor acquires any additional certificates or instruments evidencing or representing the Collateral, all such certificates or instruments shall likewise be delivered to Agent, for the benefit of the Banks, similarly endorsed and guaranteed.

2.3.2 To the extent any of the Collateral constitutes "uncertificated securities" (as defined in Section 8.102(a)(18) of the U.C.C.), the Borrower shall acknowledge (in the form of Exhibit A) to the Banks the registration on the books of Borrower of the pledge and security interest hereby created in the manner required by Section 8.301(b) of the U.C.C. If, after the date hereof, a Pledgor acquires any additional uncertificated securities covered by this Agreement, the Pledgor shall provide the same acknowledgment with respect thereto.

2.3.3 With respect to any Collateral that represents ownership interests (but is not a "security" under the U.C.C.), Pledgor will nevertheless provide the same type of acknowledgment as is required for uncertificated securities under
Section 2.3(b).

2.4 Financing Statements. To the extent that any of the Collateral is not a "security," as defined in Section 8.103 of the U.C.C., the Pledgor hereby authorizes Agent to prepare and file a UCC-1 Financing Statement with respect thereto, for recording the Banks' lien, and Pledgor shall make appropriate notations in the records of Pledgor that such Collateral is pledged hereunder. If a Pledgor acquires any additional Collateral covered hereby which is not a security, Pledgor will immediately notify Agent and Agent is further authorized to file such financing statements as may be deemed necessary by Agent.

2.5 Distributions on Pledged Securities. In the event that any Distribution is to be paid on any Pledged Security at a time when no Default has occurred and is continuing, such Distribution may be paid directly to the Pledgor. If any such Default or Event of Default has occurred and is continuing then any such Distribution shall be paid directly to the Agent for the ratable benefit of the Banks.

2.6  Continuing  Security  Interest.   This  Pledge  Agreement  shall  create  a
continuing security interest in the Collateral and shall:

2.6.1 remain in full force and effect until payment in full of all Secured Obligations and the termination of the commitments of the Banks to make Loans to the Borrower;

2.6.2 be binding upon the Pledgor and its  successors,  transferees and assigns;
and

2.6.3 inure to the benefit of the Banks and their successors, transferees, and assigns.

Without limiting the foregoing clause (c), the Banks or any Bank may assign or otherwise transfer (in whole or in part) its Note, the Agreement, or any Secured Obligation to any other Person or entity, and such other Person shall thereupon become vested with all the rights, benefits, and obligations in respect thereof granted to the Banks under any Loan Document (including, but not limited to, this Pledge Agreement) or otherwise. Upon the payment in full of all Secured Obligations and the termination of the commitments of the Banks to make the Loan to the Borrower, the security interest granted herein shall terminate and all rights to the Collateral shall revert to the Pledgor. Upon any such termination, the Banks and/or the Agent will, at the Pledgor's sole expense, deliver to the Pledgor, without any representations, warranties or recourse of any kind whatsoever, all certificates and instruments representing or evidencing all Pledged Securities, together with all other Collateral held by the Banks hereunder, and execute and deliver to the Pledgor such documents as the Pledgor shall reasonably request to evidence such termination.

2.7 Security Interest Absolute. All rights of the Banks and the security interests granted to the Banks hereunder, and all obligations of the Pledgor hereunder, shall be absolute and unconditional, irrespective of:

2.7.1 any lack of validity or enforceability of the Agreement, the Notes or any Note or any other Loan Document;

2.7.2 the failure of the Banks or any holder of any Note:

     (a) to assert any claim or demand or to enforce any right or remedy against the Borrower, any other Obligor or any other Person under the provisions of the Agreement, any Note, any other Loan Document or otherwise, or

     (b) to exercise any right or remedy against any other guarantor of, or collateral securing, any Secured Obligations;

2.7.3 any change in the time, manner or place of payment of, or in any other term of, all or any of the Secured Obligations or any other extension, compromise or renewal of any Secured Obligation;

2.7.4 any reduction, limitation, impairment or termination of any Secured Obligation for any reason, including any claim of waiver, release, surrender, alteration or compromise, and shall not be subject to (and Pledgor hereby waives any right to or claim of) any defense or setoff, counterclaim, recoupment or termination whatsoever by reason of the invalidity, illegality, nongenuineness, irregularity, compromise, unenforceability of, or any other event or occurrence affecting, any Secured Obligations;

2.7.5 any amendment to, rescission, waiver, or other modification of, or any consent to departure from, any of the terms of the Agreement, any Note or any other Loan Document;

2.7.6 any addition, exchange, release, surrender, or non-perfection of any collateral (including the Collateral), or any amendment to or waiver or release of or addition to or consent to departure from any guaranty, for any of the Secured Obligations; or

2.7.7 any other circumstances which might otherwise constitute a defense available to, or a legal or equitable discharge of, the Borrower, any other Obligor, any surety or any guarantor.

ARTICLE 3






                         REPRESENTATIONS AND WARRANTIES

3.1 Organization, etc. The Pledgor is a corporation duly incorporated under the laws of the state of Oklahoma; and the Pledgor is duly qualified and in good standing as a corporation authorized to do business in each jurisdiction where, because of the nature of its activities or properties, such qualification is required and where the failure so to qualify would have a material adverse effect on the financial condition, business, operations and prospects of the Pledgor.

3.2 Due Authorization; Non-Contravention, etc. Pledgor has the full legal power, right and capacity to enter into and perform this Pledge Agreement and the other Loan Documents to which it is a party. The consummation of the transactions contemplated by this Pledge Agreement and the other Loan Documents to which it is a party are within the Pledgor's legal power, have received all necessary governmental and other approvals, exemptions, authorizations, licenses and permits (if any shall be required), and do not and will not contravene or conflict with any provision of any law, rule, regulation, order, writ, judgment, decree, determination or award presently in effect having applicability to the Pledgor, and do not and will not result in the breach or termination of any provision of, or constitute a default under, any indenture, mortgage, deed of trust or other agreement or instrument to which the Pledgor is a party or by which the Pledgor or its properties may be bound, including, without limitation, any confidentiality agreement or restrictions or disclosure of information.

3.3 Validity. This Pledge Agreement and the other Loan Documents to which Pledgor is a party have been duly executed and delivered and constitute the legal, valid and binding obligation of Pledgor, enforceable against Pledgor in accordance with their terms.

3.4 Ownership, No Liens, etc. The Pledgor is the legal and beneficial owner of, and has good and marketable title to (and have full right and authority to pledge and assign) the Collateral, free and clear of all liens, security interests, options, or other charges or encumbrances, except any lien or security interest granted pursuant hereto in favor of the Banks.

3.5 Valid Security Interest. The delivery of such Collateral to the Agent for the ratable benefit of the Banks is effective to create a valid, perfected, first priority security interest in such Collateral and all proceeds thereof, securing the Secured Obligations. No filing or other action will be necessary to perfect or protect such security interest, except as set out in Sections 2.3 and 2.4.

3.6 Pledged Securities. The Pledged Securities are duly registered in the permanent ownership records of the Borrower, and such registration is maintained in the principal office of such issuer. Such registration continues valid and genuine and has not been altered. All Pledged Securities have been duly authorized and validly issued and registered, are fully paid and non-assessable, and were not issued in violation of the preemptive rights, if any, of any Person or of any agreement by which Pledgor is bound. All documentary, stamp or other taxes or fees owing in connection with the registration, issuance, transfer or pledge of Collateral have been paid. No restrictions or conditions exist with respect to the registration, transfer, voting or control of any Pledged Securities. The Pledged Securities constitute 100% of the ownership interests of the Affiliates. There are no outstanding rights, rights to subscribe, options, warrants or convertible securities outstanding or any other rights outstanding whereby any Person would be entitled to acquire member interests or units of any Affiliate.

3.7 Authorization, Approval, etc. No authorization, approval, or other action by, and no notice to or filing with, any governmental authority, regulatory body or any other Person is required either:

3.7.1 for the  pledge by  Pledgor  of any  Collateral  pursuant  to this  Pledge
Agreement or for the execution, delivery, and performance of this Pledge Agreement by Pledgor, or

3.7.2 for the exercise by the Banks of the voting or other rights provided for in this Pledge Agreement, or, except with respect to any Pledged Securities, as may be required in connection with a disposition of such Pledged Securities by laws affecting the offering and sale of securities generally, the remedies in respect of the Collateral pursuant to this Pledge Agreement.

ARTICLE 4

                                    COVENANTS

4.1 Protect Collateral; Further Assurances, etc. The Pledgor will not sell, assign, transfer, pledge, or encumber in any other manner the Collateral (except in favor of the Banks hereunder). Pledgor will warrant and defend the right and title herein granted unto the Banks in and to the Collateral (and all right, title, and interest represented by the Collateral) against the claims and demands of all Persons. Pledgor agrees that at any time, and from time to time, at the expense of the Pledgor, the Pledgor will promptly execute and deliver all further instruments, and take all further action, that may be reasonably necessary or desirable, or that the Banks may reasonably request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable the Banks to exercise and enforce its rights and remedies hereunder with respect to any Collateral. Pledgor agrees that without the prior written consent of the Majority Banks, in its sole and absolute discretion, it will not make any amendments to the applicable governing instruments of the Affiliates, or enter in any other agreements which, in the opinion of the Agent, on behalf of the Banks, in its sole and absolute discretion, will reduce the value of the Collateral.

4.2 Certificates, etc. Pledgor agrees that all Pledged Securities delivered by the Pledgor pursuant to this Pledge Agreement will be accompanied by duly executed undated blank stock powers, in substantially the form attached hereto as Exhibit C, or other equivalent instruments of transfer acceptable to the Banks, with medallion signature guarantee. Pledgor will, from time to time upon the request of the Banks, promptly deliver to the Agent duly executed undated blank stock powers, instruments, and similar documents, satisfactory in form and substance to the Agent, medallion signature guaranteed, with respect to the Collateral as the Agent may reasonably request and will, from time to time upon the request of the Agent after the occurrence of any Event of Default and, with respect to an Event of Default described in the Agreement (other than in respect of a payment), which has not been remedied as provided therein, promptly transfer any Pledged Securities constituting Collateral into the name of any nominee designated by the Agent.

4.3 Continuous Pledge. Subject to Section 2.5, Pledgor will, at all times, keep pledged to the Banks pursuant hereto all Pledged Securities and all other Collateral, including all Distributions with respect thereto, and all other Collateral and other securities, instruments, proceeds, and rights from time to time received by or distributable to the Pledgor in respect of any Collateral.

4.4 Voting Rights; Distributions, etc. Pledgor agrees:

4.4.1 after any Event of Default shall have occurred and, if applicable, be continuing, promptly upon the occurrence thereof and without any request therefor by the Agent and/or the Banks, to deliver (properly endorsed where required hereby or requested by the Agent) to the Agent for the ratable benefit of the Banks all Distributions, monies, interest, principal, other cash payments, and all proceeds of the Collateral, all of which shall be held by the Agent for the ratable benefit of the Banks as additional Collateral for use in accordance with Section 6.3; and

4.4.2 after any Event of Default shall have occurred and, if applicable, be continuing and the Agent has notified the Pledgor of the Banks' intention to exercise its voting power under this Section:

     (a) the Banks, by and through the Agent, may exercise (to the exclusion of the Pledgor) the voting power and all other incidental rights of ownership with respect to any Pledged Securities constituting Collateral and the Pledgor hereby grants the Banks an irrevocable proxy, exercisable under such circumstances, to vote the Pledged Securities; and

     (b) promptly to deliver to the Agent for the ratable benefit of the Banks such additional proxies and other documents as may be necessary to allow the Banks to exercise such voting power.

     All Distributions, monies, interest, principal, cash payments, and proceeds which may at any time and from time to time be held by the Pledgor but which the Pledgor is then obligated to deliver to the Agent, shall, until delivery to the Agent, be held by the Pledgor separate and apart from its other property in trust for the Banks. The Banks agree that unless an Event of Default shall have occurred and be continuing and the Agent shall have given the notice referred to in Section 4.4(b), the Pledgor shall have the exclusive voting power with respect to any of the Pledged Securities constituting Collateral and the Banks, by and through the Agent, shall, upon the written request of the Pledgor, promptly deliver such proxies and other documents, if any, as shall be reasonably requested by the Pledgor which are necessary to allow the Pledgor to exercise voting power with respect to any of the Pledged Securities constituting Collateral; provided, however, that no vote shall be cast, or consent, waiver, or ratification given, or action taken by the Pledgor that would impair any Collateral or be inconsistent with or violate any provision of the Credit Agreement or any other Loan Document (including this Pledge Agreement).

4.5 Delivery of Collateral. All requisite formalities for the granting of a security interest in the Pledged Securities required pursuant to the governing instruments of any Borrower or any applicable law have been complied with on or prior to the execution and delivery of this Pledge Agreement. All registrations, consents, instruments and writings required have been obtained by Pledgors. All Pledged Securities are duly registered in the permanent ownership records of the applicable Borrower and clearly show the Banks' security interest with respect thereto.

4.6 Status of Pledged Securities. The registration of the Pledged Securities on the permanent ownership records of the Borrower shall at all times be valid and genuine and shall not be altered. The Pledged Securities at all times shall be duly authorized, validly registered, fully paid, and non-assessable.

4.7 Additional Undertakings. Pledgor will not, without the prior written consent of the Majority Banks:

4.7.1 enter into any agreement amending, supplementing, or waiving any provision of any Pledged Securities (including any operating agreement to which any such Pledged Securities relate) or compromising or releasing or extending the time for payment of any obligation of the maker thereof;

4.7.2 take or omit to take any action the taking or the omission of which would result in any impairment or alteration of any obligation of the Borrower in respect of any Pledged Securities constituting Collateral;

4.7.3 cause or permit any change to be made in its name, identity or corporate structure, or any change to be made to a jurisdiction other than as represented in (i) the location of any Collateral, (ii) the location of any records concerning any Collateral or (iii) in the location of its chief executive office or chief place of business, unless the Pledgor shall have notified the Agent of such change at least thirty (30) days prior to the effective date of such change, and shall have first taken all action required by the Majority Banks for the purpose of further perfecting or protecting the security interest in favor of the Banks in the Collateral. In any notice furnished pursuant to this subsection, the Pledgor will expressly state that the notice is required by this Pledge Agreement and contains facts that may require additional filings of financing statements or other notices for the purposes of continuing perfection of the Banks' security interest in the Collateral;

4.7.4 permit the issuance of (i) any additional securities of any Affiliate (unless immediately upon issuance the same are pledged and delivered to Agent for the ratable benefit of the Banks pursuant to the terms hereof to the extent necessary to give the Banks a security interest after such issue in at least the same percentage of any such Affiliate's outstanding interests or units as before such issue), (ii) any securities convertible voluntarily by the holder thereof or automatically upon the occurrence or non-occurrence of any event or condition into, or exchangeable for, any such securities of any Affiliate or (iii) any warrants, options, contracts or other commitments entitling any Person to purchase or otherwise acquire any securities of any Affiliate; or

4.7.5 enter into any agreement creating, or otherwise permit to exist, any restriction or condition upon the transfer, voting or control of any Pledged Securities.

ARTICLE 5

                                    THE AGENT

5.1 Agent Appointed Attorney-in-Fact. Pledgor hereby irrevocably appoints the Agent the Pledgor's attorney-in-fact, with full authority in the place and stead of the Pledgor and in the name of the Pledgor or otherwise, from time to time in the Agent's discretion, to take any action and to execute any instrument which the Banks or Majority Banks, as the case may be, may deem necessary or advisable to accomplish the purposes of this Pledge Agreement, including without limitation:

5.1.1 to ask, demand, collect, sue for, recover, compromise, receive and give acquittance and receipts for moneys due and to become due under or in respect of any of the Collateral;

5.1.2 to receive, endorse, and collect any drafts or other instruments, documents and chattel paper, in connection with clause (a) above; and

5.1.3 to file any claims or take any action or institute any proceedings which the Agent may deem necessary or desirable for the collection of any of the Collateral or otherwise to enforce the rights of the Banks with respect to any of the Collateral.

     Pledgor hereby acknowledges, consents and agrees that the power of attorney granted pursuant to this Section is irrevocable and coupled with an interest.

5.2 Agent May Perform. If Pledgor fails to perform any agreement contained herein, the Agent may itself perform, or cause performance of, such agreement, and the expenses of the Agent incurred in connection therewith shall be payable by the Pledgor pursuant to Section 6.4.

5.3 Agent Has No Duty. The powers conferred on the Agent hereunder are solely to protect the Banks' interest in the Collateral and shall not impose any duty on it to exercise any such powers. Except for the reasonable care of any Collateral in its possession and the accounting for moneys actually received by it hereunder, neither the Agent nor the Banks shall have any duty as to any Collateral or responsibility for (a) ascertaining or taking action with respect to calls, conversions, exchanges, maturities, tenders or other matters relative to any Collateral, whether or not the Agent or any Bank has or is deemed to have knowledge of such matters, or (b) taking any necessary steps to preserve rights against prior parties or any other rights pertaining to any Collateral.

5.4 Reasonable Care. The Agent is required to exercise reasonable care in the custody and preservation of any of the Collateral in its possession; provided, however, the Agent shall be deemed to have exercised reasonable care in the custody and preservation of any of the Collateral, if it takes such action for that purpose as the Pledgor reasonably requests in writing at times other than upon the occurrence and during the continuance of any Event of Default, but failure of the Agent to comply with any such request at any time shall not in itself be deemed a failure to exercise reasonable care.

ARTICLE 6

                                    REMEDIES

6.1 Certain Remedies. If any Event of Default shall have occurred and be continuing:

6.1.1 The Agent may exercise in respect of the Collateral, in addition to other rights and remedies provided for herein or otherwise available to them, all the rights and remedies of a secured party on default under the U.C.C. (whether or not the U.C.C. applies to the affected Collateral) and also may, without notice except as specified below, sell the Collateral or any part thereof in one or more parcels at public or private sale, at any of the Agent's offices or elsewhere, for cash, on credit or for future delivery, and upon such other terms as the Banks may deem commercially reasonable. Pledgor agrees that, to the extent notice of sale shall be required by law, at least five (5) days' prior notice to the Pledgor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. The Agent shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. The Agent may adjourn any public or private sale from time to time by announcement at the time and placed fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned.

6.1.2 The Agent may

     (a) transfer all or any part of the Collateral into the name of the Agent, for the ratable benefit of the Banks, or its nominee, with or without disclosing that such Collateral is subject to the lien and security interest hereunder,

     (b) notify the parties obligated on any of the Collateral to make payment to the Agent for the ratable benefit of the Banks of any amount due or to become due thereunder,

     (c) enforce collection of any of the Collateral by suit or otherwise, and surrender, release or exchange all or any part thereof, or compromise or extend or renew for any period (whether or not longer than the original period) any obligations of any nature of any party with respect thereto,

     (d) endorse any checks, drafts, or other writings in a Pledgor's name to allow collection of the Collateral,

     (e)  take control of any proceeds of the Collateral, and

     (f) execute (in the name, place and stead of the Pledgor) endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or any of the Collateral.

6.2 Compliance with Restrictions. Pledgor agrees that in any sale of any of the Collateral whenever an Event of Default shall have occurred and be continuing, the Banks are hereby authorized to comply with any limitation or restriction in connection with such sale as it may be advised by counsel is necessary in order to avoid any violation of applicable state or federal securities law or any other applicable law (including compliance with such procedures as may restrict the number of prospective bidders and purchasers, require that such prospective bidders and purchasers have certain qualifications, and restrict such prospective bidders and purchasers to persons who will represent and agree that they are purchasing for their own account for investment and not with a view to the distribution or resale of such Collateral), or in order to obtain any required approval of the sale or of the purchaser by any governmental regulatory authority or official, and the Pledgor further agrees that such compliance shall not result in such sale being considered or deemed not to have been made in a commercially reasonable manner, nor shall the Banks be liable nor accountable to the Pledgor for any discount allowed by the reason of the fact that such Collateral is sold in compliance with any such limitation or restriction.

6.3 Application of Proceeds. All cash proceeds received by the Agent for the ratable benefit of the Banks or any Bank in respect of any sale of, collection from, or other realization upon, all or any part of the Collateral may, in the discretion of the Agent, be held by the Agent as additional collateral security for, or then or at any time thereafter be applied in whole or in part by the Agent against, all or any part of the Secured Obligations in such order as the Majority Banks shall elect. Any surplus of such cash or cash proceeds held by the Agent for the ratable benefit of the Banks and remaining after payment in full of all the Secured Obligations, and the termination of all commitments by the Banks to make Loans to the Borrower, shall be paid over to the Pledgor or to whomsoever may be lawfully entitled to receive such surplus.

6.4 Indemnity and Expenses. PLEDGOR HEREBY INDEMNIFIES AND HOLDS HARMLESS EACH OF THE BANKS AND THE AGENT FROM AND AGAINST ANY AND ALL CLAIMS, LOSSES, AND LIABILITIES ARISING OUT OF OR RESULTING FROM THIS PLEDGE AGREEMENT (INCLUDING ENFORCEMENT OF THIS PLEDGE AGREEMENT), EXCEPT CLAIMS, LOSSES, OR LIABILITIES RESULTING FROM THE BANKS' AND/OR THE AGENT'S GROSS NEGLIGENCE OR WILLFUL
MISCONDUCT OR FAILURE TO COMPLY WITH THIS PLEDGE AGREEMENT OR THE AGREEMENT, PROVIDED, THAT IT IS THE INTENTION OF THE PARTIES HERETO THAT THE INDEMNIFIED PARTY BE INDEMNIFIED AGAINST ITS OWN ORDINARY NEGLIGENCE BUT EXCLUDING GROSS NEGLIGENCE AND WILLFUL MISCONDUCT OR FAILURE TO COMPLY WITH THIS PLEDGE AGREEMENT OR THE AGREEMENT. UPON DEMAND, A PLEDGOR WILL PAY TO THE BANKS AND/OR THE AGENT THE AMOUNT OF ANY AND ALL REASONABLE EXPENSES, INCLUDING THE REASONABLE FEES AND DISBURSEMENTS OF ITS COUNSEL AND OF ANY EXPERTS AND AGENTS, WHICH THE AGENT AND/OR THE BANKS MAY INCUR IN CONNECTION HEREWITH.

ARTICLE 7

                            MISCELLANEOUS PROVISIONS

7.1 Loan Document. This Pledge Agreement is a Loan Document executed pursuant to the Agreement and shall (unless otherwise expressly indicated herein) be construed, administered and applied in accordance with the terms and provisions thereof. Unless otherwise defined herein or the context otherwise requires, the capitalized terms used in this Pledge Agreement have the meanings provided in the Agreement.

7.2 Amendments, etc. No amendment to or waiver of any provision of this Pledge Agreement nor consent to any departure by a Pledgor herefrom shall in any event be effective unless the same shall be in writing and signed by the Banks, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which it is given.

7.3 Protection of Collateral. The Agent may from time to time, at its option, perform any act which a Pledgor agrees hereunder to perform and which the Pledgor shall fail to perform after being requested in writing so to perform (it being understood that no such request need be given after the occurrence and during the continuance of an Event of Default) and the Agent may from time to time take any other action which the Agent reasonably deems necessary for the maintenance, preservation or protection of any of the Collateral or of its security interest therein.

7.4 Addresses for Notices. All notices and other communications provided for hereunder shall be in writing and, if to a Pledgor, mailed or delivered by courier or sent by facsimile to it at the address set forth below its signature hereto, if to the Banks, mailed or delivered to the Agent, addressed to it at the address of the Agent specified in the Agreement or, as to either party, at such other address as shall be designated by such party in a written notice to each other party complying as to delivery with the terms of this Section. All such notices and other communications shall, when mailed, delivered or faxed, respectively, be effective when received.

7.5 Captions. Section captions used in this Pledge Agreement are for convenience of reference only, and shall not affect the construction of this Pledge Agreement.

7.6 Severability. Wherever possible each provision of this Pledge Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Pledge Agreement shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Pledge Agreement.

7.7 Governing Law, Entire Agreement, etc. THIS PLEDGE AGREEMENT SHALL BE DEEMED TO BE A CONTRACT MADE UNDER AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE UNITED STATES OF AMERICA AND THE STATE OF OKLAHOMA, EXCEPT TO THE EXTENT THAT THE VALIDITY OR PERFECTION OF THE SECURITY INTEREST HEREUNDER, OR REMEDIES HEREUNDER, IN RESPECT OF ANY PARTICULAR COLLATERAL ARE GOVERNED BY THE LAWS OF A JURISDICTION OTHER THAN THE STATE OF OKLAHOMA. THIS PLEDGE AGREEMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT
BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.

7.8 Forum Selection and Consent to Jurisdiction. ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS PLEDGE AGREEMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF THE AGENT AND/OR THE BANKS OR A PLEDGOR SHALL BE BROUGHT AND MAINTAINED EXCLUSIVELY IN THE COURTS OF THE STATE OF OKLAHOMA OR IN THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT FOR THE STATE OF OKLAHOMA; PROVIDED, HOWEVER, THAT ANY SUIT SEEKING ENFORCEMENT AGAINST ANY COLLATERAL OR OTHER PROPERTY MAY BE BROUGHT, AT THE BANKS' OPTION, IN THE COURTS OF ANY JURISDICTION WHERE SUCH COLLATERAL OR OTHER PROPERTY MAY BE FOUND. PLEDGOR HEREBY EXPRESSLY AND IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE COURTS OF THE STATE OF OKLAHOMA AND OF THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF THE STATE OF OKLAHOMA FOR THE PURPOSE OF ANY SUCH LITIGATION AS SET FORTH ABOVE AND IRREVOCABLY AGREES TO BE BOUND BY ANY FINAL JUDGMENT RENDERED THEREBY IN CONNECTION WITH SUCH LITIGATION. PLEDGOR FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS BY REGISTERED MAIL, POSTAGE PREPAID, OR BY PERSONAL SERVICE WITHIN OR WITHOUT THE STATE OF OKLAHOMA. PLEDGOR HEREBY EXPRESSLY AND IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY HAVE OR HEREAFTER MAY HAVE TO THE LAYING OF VENUE OF SUCH LITIGATION BROUGHT IN ANY SUCH COURT REFERRED TO ABOVE AND ANY CLAIM THAT ANY SUCH LITIGATION HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. TO THE EXTENT THAT A PLEDGOR HAS OR HEREAFTER MAY ACQUIRE ANY IMMUNITY FROM JURISDICTION OF ANY COURT OR FROM ANY LEGAL PROCESS (WHETHER THROUGH SERVICE OR NOTICE, ATTACHMENT PRIOR TO JUDGMENT, ATTACHMENT IN AID OF EXECUTION OR OTHERWISE) WITH RESPECT TO ITSELF OR ITS PROPERTY, THE PLEDGOR HEREBY IRREVOCABLY WAIVES SUCH IMMUNITY IN RESPECT OF ITS OBLIGATIONS UNDER THIS PLEDGE AGREEMENT.

7.9 Waiver of Jury Trial. THE BANKS, AGENT AND PLEDGOR HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS PLEDGE AGREEMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF THE BANKS OR PLEDGOR. PLEDGOR ACKNOWLEDGES AND AGREES THAT IT HAS RECEIVED FULL AND SUFFICIENT CONSIDERATION FOR THIS PROVISION (AND EACH OTHER PROVISION OF EACH OTHER LOAN DOCUMENT TO WHICH IT IS A PARTY) AND THAT THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE BANKS ENTERING INTO THIS PLEDGE AGREEMENT AND EACH SUCH OTHER LOAN DOCUMENT.

7.10 Use of Copies. Any original, photographic or other reproduction of this Agreement may be used as a financing statement for all purposes.

7.11 Regulatory Compliance. Notwithstanding any provision of this Agreement to the contrary, the representations and warranties and covenants of the Pledgor and the rights and remedies of the Banks and Agent are qualified and limited to the extent that (i) the approval of a state insurance commissioner or similar regulatory body ("Insurance Regulator") may be required for (i) the Banks or Agent to vote, acquire or sell or otherwise exert or have any control over any of the Pledged Securities of any Affiliate regulated by such Insurance Regulator; or (ii) any action or notation of the Pledgor or the regulated Affiliate with respect to or relating to such Pledged Securities. Banks and Agent shall comply with any requirements to obtain such approvals before exercising any rights and remedies for which such approvals are required.

IN WITNESS WHEREOF, the parties hereto have caused this Pledge Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the day and year first above written.

         PLEDGOR          PRE-PAID LEGAL SERVICES, INC.,
                            an Oklahoma corporation
                         --------------------------------

                          By: Harland C. Stonecipher
                          Its: Title: Chairman and CEO
                          Address: 321 East Main Street
                          Ada, Oklahoma  74821
                          Telephone No.: 580/436-1234
                          Facsimile No.: 580/436-7410


         BANKS:              BANK OF OKLAHOMA, N.A.
                          -----------------------------
                          By: Laura Christofferson
                          Title: Senior Vice President
                          Address: Bank of Oklahoma Plaza
                          P.O. Box 24128
                          Oklahoma City, Oklahoma 73124
                          Attention:        Ms. Laura Christofferson,
                                            Senior Vice President
                          Telephone No.: (405) 272-2397
                          Facsimile No.: (405) 272-2327


                                  COMERICA BANK
                     --------------------------------------
                          By: _________________________
                          Title: Senior Vice President


             FIRST UNITED BANK & TRUST, a state banking corporation


                     --------------------------------------
                          By: _________________________
                          Title: ___________President


         AGENT:             BANK OF OKLAHOMA, N.A.
                          -----------------------------
                            By: Laura Christofferson
                          Title: Senior Vice President


                                  Exhibit A to
                                Pledge Agreement


                                 ACKNOWLEDGMENT
     The  undersigned  hereby agrees and consents to the terms and provisions of
Section 2.3(b) of the Pledge Agreement. The undersigned hereby acknowledges the registration on its books of the pledge and security interest created by the Pledge Agreement in the manner required by Section 8.301(1)(b) of the U.C.C. and that undersigned will not permit any sale, transfer, pledge or other encumbrance of the Pledged Securities without the prior written consent of the Banks.

                          By:      _____________________________
                          Name:    _____________________________
                          Title:   _____________________________


                                  Exhibit B to
                                Pledge Agreement


                               PLEDGED SECURITIES
-------------------------------------------------------- -----------------------------------------------------------
                        Issuer
-------------------------------------------------------- -----------------------------------------------------------
-------------------------------------------------------- ----------------- ---------------------- ------------------
                                                            Authorized       Shares of Common        % of Common
                                                            Shares of        Stock Issued and           Stock
                                                           Common Stock         Outstanding
-------------------------------------------------------- ----------------- ---------------------- ------------------
-------------------------------------------------------- ----------------- ---------------------- ------------------
    Pre-Paid Legal Casualty, Inc.                           2,000,000            1,000,000              100%
-------------------------------------------------------- ----------------- ---------------------- ------------------
-------------------------------------------------------- ----------------- ---------------------- ------------------
    American Legal Services, Inc.                           5,000,000             283,450               100%
-------------------------------------------------------- ----------------- ---------------------- ------------------
-------------------------------------------------------- ----------------- ---------------------- ------------------
    Pre-Paid Legal Services, Inc. of Florida                  5,000                  5                  100%
-------------------------------------------------------- ----------------- ---------------------- ------------------
-------------------------------------------------------- ----------------- ---------------------- ------------------
    Legal Service Plans of Virginia, Inc.                     5,000                 100                 100%
-------------------------------------------------------- ----------------- ---------------------- ------------------
-------------------------------------------------------- ----------------- ---------------------- ------------------
    Ada Travel Service, Inc.                                                                            100%
-------------------------------------------------------- ----------------- ---------------------- ------------------
-------------------------------------------------------- ----------------- ---------------------- ------------------
    Pre-Paid Canadian Holdings, L.L.C.                          0                    0                  100%
-------------------------------------------------------- ----------------- ---------------------- ------------------
-------------------------------------------------------- ----------------- ---------------------- ------------------


                                  Exhibit C to
                                Pledge Agreement


                                   STOCK POWER

FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto BANK OF OKLAHOMA, N.A. ______ shares of common stock in ___________________, an ______________ corporation, represented by the attached Certificate No. ___ and does hereby irrevocably constitute and appoint ________________ attorney to transfer the said common stock on the books of with full power of substitution in the premises.
DATED ____________________________
                                       ----------------------------------------,
                                       [a _____________ corporation
                                       By:      ________________________________
                                       Name:    ________________________________
                                       Title:   ________________________________

IN PRESENCE OF:
-----------------------------------






                                    EXHIBIT E

                               SECURITY AGREEMENT

     THIS SECURITY AGREEMENT, dated as of September __, 2003, made by PRE-PAID LEGAL SERVICES, INC., an Oklahoma corporation, (the "Pledgor" and, sometimes, "Company"), in favor of BANK OF OKLAHOMA, N.A., a national banking association ("BOK"), COMERICA BANK ("Comerica"), FIRST UNITED BANK & TRUST, a state banking corporation ("FUB"), and each of the financial institutions which may from time to time become a party pursuant to the provisions of Section 12.1 of the Loan Agreement described below or any successor or assignee thereof (hereinafter collectively referred to as "Banks", and individually, "Bank") and BOK, as Agent for the Banks ("Agent").

     BACKGROUND: The Company, the Agent and the Banks have entered into a Loan Agreement of even date herewith (said Agreement, as it may hereafter be amended or otherwise modified from time to time, being the "Loan Agreement"). It is a material condition precedent to the making of advances by the Banks under the Loan Agreement that the Company make the pledge and grant the assignment and security interest contemplated by this Agreement. In the ordinary course of its business, the Borrower enters into legal service contracts with customers whereby the customer pays periodic membership fees and the Borrower provides certain specified legal services if and to the extent the customer needs such services. In approximately sixteen (16) states, the Borrower's contracts are regulated as insurance instruments and/or pursuant to special statutory provisions relating to legal services programs. In other jurisdictions, there is no such governmental regulation of the contracts. All of the Borrower's contracts, which are not regulated, are referred to herein as the "Contracts".

     THEREFORE, in order to induce the Banks to make advances under the Loan Agreement, the Company agrees with the Banks as follows:

     Section 1. Definitions. All capitalized terms used herein without definitions shall have the respective meanings provided therefor in the Loan Agreement. The term "State," as used herein, means the State of Oklahoma. All terms defined in Article 9 of the Uniform Commercial Code of the State and used herein shall have the same definitions herein as specified therein. The term "Obligations," as used herein, means all of the indebtedness, obligations, and liabilities of the Company to the Banks, individually or collectively, whether direct or indirect, joint or several, absolute or contingent, due or to become due, now existing or hereafter arising under or in respect of the Loan Agreement, and any promissory notes or other instruments or agreements executed and delivered pursuant thereto or in connection therewith or this Agreement, and the term "Event of Default," as used herein, means the failure of the Company to pay or perform any of the Obligations as and when due to be paid or performed under the terms of the Loan Agreement, or the occurrence of any Default or Event of Default, as those terms are defined in the Loan Agreement.

     Section 2. Grant of Security Interest. The Company hereby grants to the Agent for the benefit of the Banks, to secure the payment and performance in full of all of the Obligations, a security interest in and so pledges and assigns to the Agent for the benefit of the Banks all right, title and interest of Borrower in and to the Contracts, whether now owned or hereafter acquired or arising, and all proceeds and products thereof and all rights to receive payments from members and/or to receive any other payments or revenues of any nature whatsoever pursuant to the terms of the Contracts or otherwise associated with the Contracts (all of the foregoing being hereinafter called the "Collateral") and proceeds of the Collateral.

     Section 3. Authorization to File Financing Statements. The Company hereby irrevocably authorizes the Agent at any time and from time to time to file in any Uniform Commercial Code jurisdiction any initial financing statements and amendments thereto that describe the Collateral and contain any other information required by Article 9 of the Uniform Commercial Code of the State for the sufficiency or filing office acceptance of any financing statement or amendment, including whether the Company is an organization, the type of organization and any organization identification number issued to the Company. The Company agrees to furnish any such information to the Agent promptly upon request. The Company also ratifies its authorization for the Agent or any Bank to have filed in any Uniform Commercial Code jurisdiction any like initial financing statements or amendments thereto if filed prior to the date hereof.

     Section 4. Representations and Warranties Concerning Company's Legal Status. The Company has previously delivered to the Agent a certificate signed by the Company and entitled "Perfection Certificate" (the "Perfection Certificate"). The Company represents and warrants to the Banks as follows: (a) the Company's exact legal name is that indicated on the Perfection Certificate and on the signature page hereof, (b) the Company is an organization of the type and organized in the jurisdiction set forth in the Perfection Certificate, (C) the Perfection Certificate accurately sets forth the Company's organizational identification number or accurately states that the Company has none, (d) the Perfection Certificate accurately sets forth the Company's place of business or, if more than one, its chief executive office as well as the Company's mailing address if different, and (e) all other information set forth on the Perfection Certificate pertaining to the Company is accurate and complete.

     Section 5. Covenants Concerning Company's Legal Status. The Company covenants with the Banks as follows: (a) without providing at least 30 days prior written notice to the Agent, the Company will not change its name, its place of business or, if more than one, chief executive office, or its mailing address or organizational identification number if it has one, (b) if the Company does not have an organizational identification number and later obtains one, the Company shall forthwith notify the Agent of such organizational identification number, and (c) the Company will not change its type of organization, jurisdiction of organization, or other legal structure.

     Section 6. Representations and Warranties Concerning Collateral, Etc. The Company further represents and warrants to the Banks as follows: (a) the Company is the owner of the Collateral, free from any adverse lien, security interest, or other encumbrance, except for the security interest created by this Agreement, (b) all lists and other supporting documentation furnished to Agent and/or the Banks with respect to the Contracts is true and correct in all material respects; and (c) all other information set forth on the Perfection Certificate pertaining to the Collateral is accurate and complete.

     Section 7. Covenants Concerning Collateral, Etc. The Company further covenants with the Banks as follows: (a) except for the security interest herein granted, the Company shall be the owner of the Collateral free from any lien, security interest, or other encumbrance, and the Company shall defend the same against all claims and demands of all persons at any time claiming the same or any interests therein adverse to the Banks, (b) the Company shall not pledge, mortgage, or create, or suffer to exist a security interest in the Collateral in favor of any person other than the Banks and other than that certain security interest created by virtue of that certain security agreement by and between BOK and Borrower dated June 11, 2002, (c) the Company will fully perform all of its obligations under the Contracts, (d) as provided in the Loan Agreement, the Company will permit the Banks, or Agent, to inspect the books and records associated with the Collateral at any reasonable time, wherever located, (e) the Company will pay promptly when due all taxes, assessments, governmental charges, and levies upon the Collateral or incurred in connection with the Contracts or incurred in connection with this Agreement, (f) the Company will continue to operate its business in compliance with all applicable provisions of the federal Fair Labor Standards Act, as amended, and with all applicable provisions of federal, state, and local statutes and ordinances, and (g) the Company will not sell or otherwise dispose, or offer to sell or otherwise dispose, of the Collateral or any interest therein.

          7.1 Expenses Incurred by Agent. In its discretion, the Agent may discharge taxes and other encumbrances at any time levied or placed on any of the Collateral, and pay any necessary filing fees or other amounts necessary to preserve the value associated with the Contracts. The Company agrees to reimburse the Agent on demand for any and all expenditures so made. The Agent shall have no obligation to the Company to make any such expenditures, nor shall the making thereof relieve the Company of any default.

          7.2 Bank's Obligations and Duties. Anything herein to the contrary notwithstanding, the Company shall remain liable under all Contracts and shall perform all obligations to be observed or performed by the Company thereunder. The Banks shall not have any obligation or liability under any such contract or agreement by reason of or arising out of this Agreement or the receipt by the Banks or any Bank or Agent of any payment relating to any of the Collateral, nor shall the Banks or the Agent be obligated in any manner to perform any of the obligations of the Company under or pursuant to any such contract or agreement, to make inquiry as to the nature or sufficiency of any payment received by the Banks or by the Agent for the ratable benefit of the Banks in respect of the Collateral or as to the sufficiency of any performance by any party under any such contract or agreement, to present or file any claim, to take any action to enforce any performance, or to collect the payment of any amounts which may have been assigned to the Banks or to which the Banks may be entitled at any time or times. The Banks' and/or Agent's sole duty with respect to the custody, safe keeping, and physical preservation of the Collateral in its possession, shall be to deal with such Collateral in the same manner as the Agent or such Bank deals with similar property for its own account.

     Section 8. Contracts and Deposits. The Banks, by and through the Agent, may at any time following and during the continuance of an Event of Default, at the option of requisite percentage of Banks required by the Agreement, transfer to the Agent on behalf of the Banks the Collateral, receive any income thereon, and hold such income as additional Collateral or apply it to the Obligations. Whether or not any Obligations are due, the Banks may following and during the continuance of an Event of Default demand, sue for, collect, or make any settlement or compromise which it deems desirable with respect to the Collateral. Regardless of the adequacy of Collateral or any other security for the Obligations, any deposits or other sums at any time credited by or due from the Banks to the Company may at any time be applied to or set off against any of the Obligations.

     Section 9. Control of Collateral Proceeds. If an Event of Default shall have occurred and be continuing, the Company shall, at the request of the Majority Banks, take any action requested by the Majority Banks required by the Agreement to ensure that the Banks obtain the full and immediate control of the Collateral. After the making of such a request or the giving of any such notification, the Company shall hold any proceeds associated with the Contracts as trustee for the Banks without commingling the same with other funds of the Company and shall turn the same over to the Agent, for the ratable benefit of the Banks, in the identical form received, together with any necessary endorsements or assignments. The Agent shall apply the proceeds associated with the Contracts to the Obligations, such proceeds to be immediately entered after final payment in cash or other immediately available funds of the items giving rise to them.

     Section 10. Power of Attorney.

          10.1 Appointment and Powers of Agent. The Company hereby irrevocably constitutes and appoints the Agent and any officer or agent thereof, with full power of substitution as its true and lawful attorneys-in-fact with full irrevocable power and authority in the place and stead of the Company or in the Agent's own name for the ratable benefit of the Banks, for the purpose of carrying out the terms of this Agreement, to take any and all appropriate action and to execute any and all documents and instruments that may be necessary or desirable to accomplish the purposes of this Agreement and, without limiting the generality of the foregoing, hereby gives said attorneys the power and right, on behalf of the Company, without notice to or assent by the Company, to do the following:

               (a) upon the occurrence and during the continuance of an Event of Default, to sell, transfer, pledge, make any agreement with respect to, or otherwise deal with any of the Collateral in such manner as is consistent with the Uniform Commercial Code of the State of Oklahoma and as fully and completely as though the Banks were the absolute owner thereof for all purposes, and to do at the Company's expense, at any time, or from time to time, all acts and things which the requisite percentage of Banks deem necessary to protect, preserve, or realize upon the Collateral and the Banks' security interest therein, in order to effect the intent of this Agreement, all as fully and effectively as the Company might do; and

               (b) to the  extent  that  the  Company's  authorization  given in
          Section 3 is not sufficient, to file such financing statements with respect hereto, with or without the Company's signature, or a photocopy of this Agreement in substitution for a financing statement, as the Agent may deem appropriate and to execute in the Company's name such financing statements and amendments thereto and continuation statements which may require the Company's signature.

          10.2 Ratification by Company. To the extent permitted by law, the Company hereby ratifies all that said attorneys shall lawfully do or cause to be done by virtue hereof. This power of attorney is a power coupled with an interest and shall be irrevocable.

          10.3 No Duty on Agent. The powers conferred on the Agent hereunder are solely to protect the interests of the Banks in the Collateral and shall not impose any duty upon it to exercise any such powers. The Agent shall be accountable only for the amounts that it actually receives as a result of the exercise of such powers, and neither it nor any of its officers, directors, employees or agents shall be responsible to the Company for any act or failure to act, except for Agent's own gross negligence or willful misconduct.

     Section 11. Remedies. If an Event of Default shall have occurred and be continuing, the Majority Banks may, without notice to or demand upon the Company, declare this Agreement to be in default, and the Banks shall thereafter have in any jurisdiction in which enforcement hereof is sought, in addition to all other rights and remedies, the rights and remedies of a secured party under the Uniform Commercial Code of the State of Oklahoma. The Banks may in their discretion require the Company to assemble all or any part of the Collateral at such location or locations within the jurisdiction(s) of the Company's principal office(s) or at such other locations as the Bank may reasonably designate. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Agent shall give to the Company at least five business days prior written notice of the time and place of any public sale of Collateral or of the time after which any private sale or any other intended disposition is to be made. The Company hereby acknowledges that five business days prior written notice of such sale or sales shall be reasonable notice. In addition, the Company waives any and all rights that it may have to a judicial hearing in advance of the enforcement of any of the Bank's rights hereunder, including, without limitation, their right following an Event of Default to take immediate possession of the Collateral and to exercise its rights with respect thereto.

     Section 12. Standards for Exercising Remedies. To the extent that applicable law imposes duties on the Agent or the Banks to exercise remedies in a commercially reasonable manner, the Company acknowledges and agrees that it is not commercially unreasonable for the Banks (a) to fail to incur expenses reasonably deemed significant by the Agent or the Banks to prepare Collateral for disposition or otherwise to complete raw material or work in process into finished goods or other finished products for disposition, (b) to fail to obtain third-party consents for access to Collateral to be disposed of, or to obtain or, if not required by other law, to fail to obtain governmental or third-party consents for the collection or disposition of Collateral to be collected or disposed of, (c) to fail to exercise collection remedies against account debtors or other persons obligated on Collateral or to remove liens or encumbrances on or any adverse claims against Collateral, (d) to exercise collection remedies against account debtors and other persons obligated on Collateral directly or through the use of collection agencies and other collection specialists, (e) to advertise dispositions of Collateral through publications or media of general circulation, whether or not the Collateral is of a specialized nature, (f) to contact other persons, whether or not in the same business as the Company, for expressions of interest in acquiring all or any portion of the Collateral, (9) to hire one or more professional auctioneers to assist in the disposition of Collateral, whether or not the collateral is of a specialized nature, (h) to dispose of Collateral by utilizing Internet sites that provide for the auction of assets of the types included in the Collateral or that have the reasonable capability of doing so, or that match buyers and sellers of assets, (i) to dispose of assets in wholesale rather than retail markets, (j) to disclaim disposition warranties, (k) to purchase insurance or credit enhancements to insure the Banks against risks of loss, collection, or disposition of Collateral or to provide to the Banks a guaranteed return from the collection or disposition of Collateral, or (I) to the extent deemed appropriate by the Agent, to obtain the services of other brokers, investment bankers, consultants, and other professionals to assist the Banks in the collection or disposition of any of the Collateral. The Company acknowledges that the purpose of this Section 12 is to provide nonexhaustive indications of what actions or omissions by the Agent or the Banks would not be commercially unreasonable in the Banks' exercise of remedies against the Collateral and that other actions or omissions by the Banks shall not be deemed commercially unreasonable solely on account of not being indicated in this Section 12. Without limitation upon the foregoing, nothing contained in this Section 12 shall be construed to grant any rights to the Company or to impose any duties on the Banks that would not have been granted or imposed by this Agreement or by applicable law in the absence of this
Section 12.

     Section 13. No Waiver by Banks, Etc. Neither the Agent nor the Banks shall be deemed to have waived any of its rights upon or under the Obligations or the Collateral unless such waiver shall be in writing and signed by the Banks. No delay or omission on the part of the Agent or the Banks in exercising any right shall operate as a waiver of such right or any other right. A waiver on any one occasion shall not be construed as a bar to or waiver of any right on any future occasion. All rights and remedies of the Agent and the Banks with respect to the Obligations or the Collateral, whether evidenced hereby or by any other instrument or papers, shall be cumulative and may be exercised singularly, alternatively, successively, or concurrently at such time or at such times as the Banks deems expedient.

     Section 14. Marshalling. Neither the Agent nor the Banks shall be required to marshal any present or future collateral security (including but not limited to this Agreement and the Collateral) for, or other assurances of payment of, the Obligations or any of them or to resort to such collateral security or other assurances of payment in any particular order, and all of its rights hereunder and in respect of such collateral security and other assurances of payment shall be cumulative and in addition to all other rights, however existing or arising. To the extent that it lawfully may, the Company hereby agrees that it will not invoke any law relating to the marshalling of collateral which might cause delay in or impede the enforcement of the Agent's or the Banks' rights under this Agreement or under any other instrument creating or evidencing any of the Obligations or under which any of the Obligations is outstanding or by which any of the Obligations is secured or payment thereof is otherwise assured, and, to the extent that it lawfully may, the Company hereby irrevocably waives the benefits of all such laws.

     Section 15. Proceeds of Dispositions; Expenses. The Company shall pay to the Agent for the ratable benefit of the Banks on demand any and all expenses, including reasonable attorneys' fees and disbursements, incurred or paid by the Agent or the Banks in protecting, preserving, or enforcing the Banks' rights under or in respect of any of the Obligations or any of the Collateral. After deducting all of said expenses, the residue of any proceeds of collection or sale of the Obligations or Collateral shall, to the extent actually received in cash, be applied to the payment of the Obligations in such order or preference as the Banks may determine or in such order or preference as is provided in the Loan Agreement, proper allowance and provision being made for any Obligations not then due. Upon the final payment and satisfaction in full of all of the Obligations and after making any payments required by the Uniform Commercial Code of the State, any excess shall be returned to the Company, and the Company shall remain liable for any deficiency in the payment of the Obligations.

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

     Section 19. Miscellaneous. The headings of each section of this Agreement are for convenience only and shall not define or limit the provisions thereof. This Agreement and all rights and obligations hereunder shall be binding upon the Company and its respective successors and assigns, and shall inure to the benefit of the Banks and their successors and assigns. If any term of this Agreement shall be held to be invalid, illegal, or unenforceable, the validity of all other terms hereof shall in no way be affected thereby, and this Agreement shall be construed and be enforceable as if such invalid, illegal, or unenforceable term had not been included herein.






         DATED as of the date shown above.

         DEBTOR:          PRE-PAID LEGAL SERVICES, INC.,
                          an Oklahoma corporation
                          ------------------------------------------
                          By: Harland C. Stonecipher
                          Title:   Chairman and Chief Executive Officer


         BANKS            BANK OF OKLAHOMA, N.A.,
                          a national banking association
                          ------------------------------------------
                          By: Laura Christofferson
                          Title: Senior Vice President


                          COMERICA BANK
                          ------------------------------------------
                          By: _________________________
                          Title: Senior Vice President


                          FIRST UNITED BANK & TRUST,
                          a state banking corporation
                          --------------------------------------
                          By: _________________________
                           Title: ___________President


         AGENT:           BANK OF OKLAHOMA, N.A.,
                          a national banking association
                          ------------------------------------------
                          By: Laura Christofferson
                          Title: Senior Vice President







                                    EXHIBIT F

                               GUARANTY AGREEMENT

     FOR VALUE RECEIVED, and in consideration of BANK OF OKLAHOMA, N.A., a national banking association ("BOK"), COMERICA BANK ("Comerica"), FIRST UNITED BANK & TRUST, a state banking corporation ("FUB"), and each of the financial institutions which may from time to time become a party pursuant to the provisions of Section 12.1 of the Loan Agreement described below or any successor or assignee thereof (hereinafter collectively referred to as "Banks", and individually, "Bank") and BOK, as Agent ("Agent") advance of funds to PRE-PAID LEGAL SERVICES, INC., an Oklahoma corporation ("Debtor"), which owns 100% of the stock of ________________________, an Oklahoma corporation (referred to herein as "Guarantor") hereby guarantees absolutely and unconditionally the full and prompt payment when due, whether at maturity, by acceleration or otherwise, and at any and all times thereafter, of: (i) those certain Notes executed by Debtor in favor of the Banks in the aggregate principal amount of $25,000,000 dated September __, 2003, plus (ii) all accrued and unpaid interest thereon and all costs and expenses, including, but not limited to attorneys' fees, court costs and other legal expenses, paid or incurred by Banks in collecting or endeavoring to collect such indebtedness or any party thereof and in enforcing this guaranty; plus (iii) all other obligations set forth in or described in that certain Loan Agreement of even date herewith between Debtor and Banks (all such indebtedness, liabilities and obligations including the debt evidenced by any promissory note, together with all extensions, renewals, replacements, rearrangements, changes in form and modifications thereof, being hereinafter collectively called the "Indebtedness"). Without limiting the generality of the foregoing, Guarantor's liability hereunder shall extend to and include all post-petition interest, expenses, and other duties and liabilities of Debtor described above which would be owed by Debtor but for the fact that they are unenforceable or not allowable due to the existence of a bankruptcy, reorganization, or similar proceeding involving Debtor.

     1. Amount. Notwithstanding any provision herein to the contrary, the liability of the Guarantor hereunder shall be unlimited.

     2. Statement of Consideration. Guarantor stipulates that Guarantor will receive substantial and valuable consideration and benefits from the extension of credit by the Banks to Debtor and that it is in the Guarantor's best interest to enter into this guaranty.

     3. Banks' Remedies. In the event of (i) an Event of Default as that term is defined in that certain Loan Agreement between Debtor and Banks dated as of the date hereof (the "Loan Agreement"), or (ii) a breach of any of the covenants or agreements of Guarantor contained herein, all Indebtedness shall, for the purposes of this Guaranty Agreement, be deemed, at the election of the Majority Banks (as such term is defined in the Agreement), to be immediately due and payable.

     4. Continuing Nature of Guaranty. Guarantor further agrees that this guaranty shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of the Indebtedness to Banks is rescinded or must otherwise be returned by Banks, or any Bank, upon the insolvency, bankruptcy and reorganization of the Debtor or otherwise, all as though such payment to Banks had not been made.

     5. Guarantor's Authorization to Banks. The Banks may at any time and from time to time without notice to Guarantor, take any or all of the following actions without affecting or impairing the liability of Guarantor on this guaranty: (i) renew, extend, restructure, modify, rearrange or change the form of the Indebtedness (including, but not limited to, a decrease in the rate of interest due on the Indebtedness) or the time of payment of all or any portion of the Indebtedness, (ii) sell, exchange, accept, substitute, or realize upon any security or collateral for the Indebtedness, (iii) accept other guarantors or endorsers, and (iv) release, compromise or settle with any person primarily or secondarily liable on the Indebtedness, following a reasonable determination that such person is unable to satisfy his, her, or its liability on the Indebtedness (including any maker, co-maker, endorser or guarantor). There shall be no obligation on the part of the Banks, at any time, to seek or obtain a deficiency judgment against Debtor. Guarantor expressly and voluntarily waives and relinquishes all set offs, rights and remedies accorded by applicable law to guarantors, including without limitation, any and all suretyship defenses and offsets, set offs, remedies or defenses accorded guarantors by law. Nothing set forth in this Guaranty Agreement shall be construed to prevent or diminish
Guarantor's right or ability to purchase the Note, which option is hereby granted to Guarantor, at a price equal to all principal, interest and fees due and owing pursuant to the Note (as such term is defined in the Loan Agreement) upon Debtor's default and failure to cure, if any ability to cure is available, and Banks' exercise of their rights against Guarantor pursuant to the terms hereof.

     6. Relinquishment of Right of Offset. If the Banks elect to foreclose any lien in their favor, (i) the Banks are authorized to purchase all or any portion of collateral covered by such lien, and (ii) the amount of the sale proceeds received by Agent, for the ratable benefit of the Banks, to be applied against the Indebtedness shall be the actual net proceeds received from a commercially reasonable sale of any such collateral. For good and valuable consideration, Guarantor hereby fully, voluntarily and expressly waives and relinquishes any statutory, contractual or other right to set off or offset the fair market value of any collateral or security for the Indebtedness against Guarantor's liability hereunder, so long as any disposition thereof is accomplished in a commercially reasonable manner.

     7. Application of Payments of Indebtedness. Any and all payments upon the Indebtedness made by the Debtor, or by Guarantor, or by any other person, and the proceeds of any and all security for any of the Indebtedness may be applied by Agent, for the ratable benefit of the Banks, upon such of the items of the Indebtedness, and in such order, as Agent may determine.

     8. Notice. It is also understood and reiterated that the Banks have no duty to collect from any other guarantor or to proceed against the collateral securing the Indebtedness prior to making demand upon Guarantor for payment of the Indebtedness up to the amount set forth in paragraph 1 above.

     9. Guarantor Waivers.

          (a) Guarantor waives notice of acceptance hereof by the Agent, on behalf of the Banks.

          (b) Any payment or payments made by Guarantor hereunder notwithstanding, the Guarantor will not assert or exercise any right of the Banks or of such Guarantor against Debtor to recover the amount of any payment made by such Guarantor to the Banks by way of subrogation, reimbursement, contribution, indemnity or otherwise arising by contract or operation of law, and Guarantor shall not have any right of recourse to or any claim against assets or property of Debtor, whether or not the obligations of Debtor have been satisfied, all of such rights being herein expressly waived by Guarantor. The provisions of this paragraph shall survive the termination of this Guaranty, and any satisfaction and discharge of Debtor by virtue of any payment, court order or applicable law.

          (c) The provisions of Section 9(b) notwithstanding, Guarantor shall have and be entitled to all rights of subrogation otherwise provided by applicable law in respect of any payment Guarantor may make or be obligated to make under this Guaranty, and to assert and enforce the same, in each case on and after, but at no time prior to, the date (the "Subrogation Trigger Date") which is 91 days after the date on which all obligations under the underlying instruments shall have been paid or performed in full, if and only if the existence of Guarantor's rights under this Section 9(c) would not make Guarantor a creditor (as defined in the Bankruptcy Reform Act of 1978, as amended, 11 U.S.C. Section 101 et seq., and the regulations adopted and promulgated pursuant thereto) of Debtor in any insolvency bankruptcy, reorganization or similar proceeding commenced on or prior to the Subrogation Trigger Date.

     10. Guarantor's Representation and Warranties. This guaranty shall bind the heirs, successors and assigns of Guarantor and inure the benefit of Banks and their successors and assigns. This guaranty is deemed executed and delivered in the City of Oklahoma City, State of Oklahoma and shall be governed by and was contracted for in the city set forth above, and this guaranty is hereby deemed to have been given when received and accepted by the Agent, for the benefit of the Banks, in such city. Guarantor hereby waives all objections to venue and consents and submits to the jurisdiction of any state or federal court sitting in such city or the county in which such city is located, or in any state or county in which real property security any promissory note executed by Debtor is located in connection with any action instituted by the Banks by reason of or arising out of the execution, delivery or performance of any promissory note executed by Debtor or the collection of any of the Indebtedness or this guaranty. Wherever possible each provision of this guaranty shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this guaranty shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this guaranty. If Guarantor is a corporation, this guaranty has been duly authorized to be executed, delivered and performed by the undersigned corporate officers pursuant to all necessary corporate action of the board of directors of the Guarantor.

     11. Waivers and Settlements. All rights of the Banks are cumulative and not alternative to other rights and may be selectively and successively enforced by the Agent, on behalf of the Banks, as it may elect or determine in the sole discretion of the Banks and such action(s) shall not be deemed a waiver or relinquishment of any other right or remedy held by the Banks. Subject to the requirements of Section 5 of this guaranty, the Banks may settle with any one or more parties for such sum or sums as it may see fit and release any of such other parties from all further liability to the Banks for such Indebtedness without impairing the right of the Banks to demand and collect the balance of such Indebtedness from others not so expressly released.

     12. Further Representations. Guarantor expressly represents and warrants to the Banks that at the time of the execution and delivery hereof to the Agent nothing exists to impair the effectiveness and the immediate taking effect of this guaranty as the sole and only agreement between Guarantor and the Banks with respect to guaranteeing payment of the Indebtedness.

     13. Entire Agreement. THE WHOLE OF THIS GUARANTY IS FULLY SET FORTH HEREIN AND CONSTITUTES THE ENTIRE AGREEMENT OF THIS GUARANTOR AND BANKS WITH RESPECT TO THIS GUARANTY, ALL DISCUSSIONS AND NEGOTIATIONS ARE MERGED INTO THIS AGREEMENT. NEITHER BANKS, NOR ANY BANK, HAVE MADE ANY ORAL AGREEMENTS, PROMISES, OR "SIDE DEALS" WITH GUARANTOR. This guaranty may only be modified by a written agreement by Banks and Guarantor. No officer, agent or employee of any Bank has authority to modify this guaranty orally or to waive the provisions of this paragraph.

     14. Successors and Assigns. This guaranty shall inure to the benefit of the Banks' successors and assigns and shall be binding upon the respective personal representatives, heirs, successors and assigns of Guarantor and the Banks. This guaranty is effective immediately upon execution. Guarantor hereby waives and irrevocably releases any claim that the delivery or effectiveness of this guaranty is conditional in any manner whatsoever.

     15. Headings. The headings of the sections of this Guaranty Agreement are inserted for convenience only and shall not be deemed to constitute a part hereof.

     16. Limitation On Obligations.

     (a) The provisions of this Guaranty are severable, and in any action or proceeding involving any state corporate law, or any state, federal or foreign bankruptcy, insolvency, reorganization or other law affecting the rights of creditors generally, if the obligations of any Guarantor under this Guaranty would otherwise be held or determined to be avoidable, invalid or unenforceable on account of the amount of such Guarantor's liability under this Guaranty, then, notwithstanding any other provision of this Guaranty to the contrary, the amount of such liability shall, without any further action by such Guarantor or the Banks, be automatically limited and reduced to the highest amount that is valid and enforceable as determined in such action or proceeding (such highest amount determined hereunder being the relevant Guarantor's "Maximum Liability"). This Section 16(a) with respect to the Maximum Liability of any Guarantor is intended solely to preserve the rights of the Banks to the maximum extent not subject to avoidance under applicable law, and neither any Guarantor nor any other person or entity shall have any right or claim under this Section 16(a) with respect to the Maximum Liability, except to the extent necessary so that the obligations of any Guarantor hereunder shall not be rendered voidable under applicable law.

     (b) The Guarantor agrees that the Indebtedness may at any time and from time to time exceed the Maximum Liability of Guarantor, and may exceed the aggregate Maximum Liability of any other guarantors, without impairing this Guaranty or affecting the rights and remedies of the Banks. Nothing in this
Section 16(b) shall be construed to increase any Guarantor's obligations hereunder beyond its Maximum Liability.

     17. Date. This guaranty is made and entered into effective as of September __, 2003.

         GUARANTOR SIGNATURE:

         ----------------------------------,
         an Oklahoma corporation
         -----------------------------------
         By:    ____________________
         Title: _______________________




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


Date: October 27, 2003    /s/ Harland C. Stonecipher
                          ---------------------------------------
                          Harland C. Stonecipher
                          Chairman and Chief Executive Officer






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


Date: October 27, 2003    /s/ Steve Williamson
                          ---------------------------------
                          Steve Williamson
                          Chief Financial Officer






                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 27, 2003    /s/ Harland C. Stonecipher
                          -------------------------------------
                          Harland C. Stonecipher
                          Chairman and Chief Executive Officer





                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 27, 2003    /s/ Steve Williamson
                          -------------------------------------
                          Steve Williamson
                          Chief Financial Officer