Form 10-K
period 2003-12-31
PRE PAID LEGAL SERVICES INC
filed 2004-03-15
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

        One Pre-Paid Way
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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2003 -$291,000,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 29, 2004 there were 16,791,225 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Company's definitive proxy statement for its 2004 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.




                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the year ended December 31, 2003

                                TABLE OF CONTENTS

PART I.
ITEM 1.       DESCRIPTION OF BUSINESS
              General
              Industry Overview
              Description of Memberships
              Specialty Legal Service Plans
              Provider Law Firms
              Identity Theft Shield Provider
              Marketing
              Operations
              Quality Control
              Competition
              Regulation
              Employees
              Foreign Operations
              Availability of Information

ITEM 2.       DESCRIPTION OF PROPERTY

ITEM 3.       LEGAL PROCEEDINGS

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
              Market Price of and Dividends on the Common Stock
              Recent Sales of Unregistered Securities
              Equity Compensation Plans
              Issuer Purchases of Equity Securities

ITEM 6.       SELECTED FINANCIAL DATA

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              Overview of the Company's Financial Model
              Measures of Member retention
              Results of Operations:
                  Comparison of 2003 to 2002
                  Comparison of 2002 to 2001
              Liquidity and Capital Resources
              Forward-Looking Statements
              Risk Factors

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.      CONTROLS AND PROCEDURES

PART III.     (Information required by Part III is incorporated by reference from the Company's definitive proxy statement for its 2004 annual meeting of shareholders.)

PART IV.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K

SIGNATURES




                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2003


PART I.

ITEM 1.       DESCRIPTION OF BUSINESS


General

     Pre-Paid Legal Services, Inc. (the "Company") was one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. The Company's predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, the Company was formed and acquired its predecessor in a stock exchange. The Company began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 the Company implemented a legal expense benefit that provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. The Company's legal expense plans (referred to as "Memberships") currently provide for a variety of legal services in a manner similar to medical plans. In most states and provinces, standard plan benefits include preventive legal services, motor vehicle legal defense services, trial defense services, IRS audit services and a 25% discount off legal services not specifically covered by the Membership for an average monthly Membership fee of approximately $22. Additionally, in approximately 40 states, the Legal Shield rider can be added to the standard plan for only $1 per month and provides members with 24-hour access to a toll-free number for attorney assistance if the member is arrested or detained. Also, during the third quarter of 2003, the Company began offering its Identity Theft Shield ("IDT") to new and existing members at $9.95 per month if added to a legal service Membership or it may be purchased separately for $12.95 per month. The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information, up to $25,000 in credit restoration expense reimbursement and comprehensive identity theft restoration services.

     Legal plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province and IDT plan benefits are provided by Kroll Background America, Inc., a subsidiary of Kroll Inc. ("Kroll"). Members have direct, toll-free access to Kroll or their provider law firm rather than having to call for a referral. At December 31, 2003, the Company had 1,418,997 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of such Memberships were in 29 states.


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

     According to the latest estimates of the census bureaus of the United States and Canada, currently the two geographic areas in which the Company operates, the number of households in the combined area exceeds 127 million. Since the Company has always disclosed its members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students, the Company believes that its market share should be viewed as a percentage of households. Historically, the Company's primary market focus has been the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on the Company's belief that the upper ten percent may already have a relationship with an attorney or law firm and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 100 million households, the Company currently has an approximate 1.4% share of the estimated market based on its existing 1.4 million active Memberships and, over the last 30 years, an additional 4% of households have previously purchased, but no longer own, Memberships. The Company routinely remarkets to previous members and reinstated approximately 66,000, 57,000 and 54,000 Memberships during 2003, 2002 and 2001, respectively.


Description of Memberships

     The Memberships sold by the Company generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by the Company to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to the Company in managing claims risk. At December 31, 2003, Memberships subject to the capitated provider law firm arrangement comprised approximately 99% of the Company's active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and the Company's referral attorney network is utilized.


     Family Legal Plan
     The Family Legal Plan currently marketed in most jurisdictions by the Company consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for more than 93% of the Company's Membership fees in 2003 and approximately 95% of the outstanding Memberships at December 31, 2003. In addition to the Family Legal Plan, the Company markets other specialized legal services products specifically related to employment in certain professions described below.

     In 12 states, certain of the Company's plans are available in the Spanish language. For the Spanish language plans, the provider law firms have both bilingual staff and lawyers and the Company has bilingual staff for both customer service and marketing service functions. The Company will continue to evaluate making its plans available in additional languages in markets where demand for such a product is expected to be sufficient to justify this additional cost.

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

     In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the Membership increasing 5 additional hours each Membership year to the maximum limit of 35 hours in the fifth Membership year and increases total pre-trial and trial defense hours available pursuant to the expanded Membership to 75 hours during the first Membership year to 335 hours in the fifth Membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the Membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth Membership year. There were approximately 598,000 subscribers of this benefit at December 31, 2003 compared to 614,000 at December 31, 2002.

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

     Legal Shield Benefit
     In approximately 40 states, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. There were approximately 881,000 Legal Shield subscribers at December 31, 2003 compared to approximately 613,000 at December 31, 2002.

     Identity Theft Shield Benefit
     During the third quarter of 2003, the Company and Kroll Background America Inc., a subsidiary of Kroll Inc., announced a joint marketing agreement that allows the Company's independent sales associates to market Kroll's identity theft benefits. By adding the new Identity Theft Shield to their existing family Membership, members have toll free access to the identity theft specialists at Kroll. This benefit can be added to a legal service Membership for $9.95 per month or purchased separately for $12.95 per month. The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information, up to $25,000 in credit restoration expense reimbursement and comprehensive identity theft restoration services. There were approximately 91,000 subscribers at December 31, 2003 comprised of 87,000 subscribers at $9.95 per month and 4,000 subscribers at $12.95 per month.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. The Company began operations in Ontario and British Columbia during 1999, Alberta in February 2001 and Manitoba in August 2001. Benefits of the Canadian plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2003 were approximately $4.2 million in U.S. dollars compared to $3.7 million collected in 2002 and $4.3 million collected in 2001. The Company plans to expand operations in other provinces and territories of Canada.


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

     Business Owners' Legal Solutions Plan
     The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and Membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $69 to $150 ($175 in Canada) depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 42 states and provinces and represented approximately 3.7%, 4.0% and 3.8% of the Company's Membership fees during 2003, 2002 and 2001, respectively.

     Law Officers Legal Plan
     The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider law firm and provides legal services associated with administrative hearings. This plan was designed to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly rate of $16.00 or at a group rate of $14.95. The Company has members covered under the Law Officers Legal Plan in 27 states. The Law Officers Legal Plan offers the basic family legal plan benefits described above without the motor vehicle related benefits. These motor vehicle benefits are available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider law firm in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per Membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings are also available to members as a schedule of benefits, which increases with each Membership year. The schedule of benefits is similar to that offered under the Family Legal Plan Trial Defense, including the availability of the optional pre-trial hours described above for an additional $9.00 per month. During the years ended December 31, 2003, 2002 and 2001, the Law Officers Legal Plan accounted for approximately .9%, 1.4% and 1.5%, respectively, of the Company's Membership fees.

     Commercial Driver Legal Plan
     The  Commercial   Driver  Legal  Plan,   developed  in  1986,  is  designed
specifically  for  the  professional  truck  driver  and  offers  a  variety  of
driving-related   benefits,   including   coverage  for  moving  and  non-moving
violations. This plan provides coverage by a provider law firm for persons who drive a commercial vehicle. This legal service plan is currently offered in 45 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years ended December 31, 2003, 2002 and 2001, this plan accounted for approximately ..9%, 1.3% and .9%, respectively, of Membership fees. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Plans underwritten by the Company are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor
vehicle   related   benefits   described   above,   defense  of   Department  of
Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 35 states and represented approximately 1.6%, 1.7% and 1.5% of the Company's Membership fees during 2003, 2002 and 2001, respectively.

     Comprehensive Group Legal Services Plan
     The Company introduced in late 1999 the Comprehensive Group plan, designed for the large group employee benefit market. This plan provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. Although the Company has experienced increased sales of this plan during the last three years (8,795 Memberships, 7,051 Memberships and 3,462 Memberships during 2003, 2002 and 2001, respectively) and believes this plan improves its competitive position in the large group market, the Company continues to emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle.

     Other than additional benefits such as the Legal Shield benefit described above, the basic structure and design of the Membership benefits has not significantly changed over the last several years. The consistency in plan design and delivery provides the Company consistent, accurate data about plan utilization which enables the Company to manage its benefit costs through the capitated payment structure to provider firms.


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

     The majority of provider law firms are connected to the Company via high-speed digital links to the Company's management information systems, thereby providing real-time monitoring capability. This online connection offers the provider law firm access to specially designed software developed by the Company for administration of legal services by the firm. These systems provide statistical reports of each law firm's activity and performance and allow approximately 97% of members served by provider law firms to be monitored on a near real-time basis. The few provider law firms that are not online with the Company typically have a small Membership base and must provide various weekly reports to the Company to assist in monitoring the firm's service level. The combination of the online statistical reporting and weekly service reports for smaller provider law firms allows quality control monitoring of over 15 separate service delivery benchmarks. In addition, the Company regularly conducts extensive random surveys of members who have used the legal services of a provider law firm. The Company surveys members in each state every 60 days, compiles the results of such surveys and provides the provider law firms with copies of each survey and the overall summary of the results. If a member indicates on a survey the service did not meet their expectation, the member is contacted as soon as possible to resolve the issue.

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

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit the Company to terminate the Agreement for cause immediately upon written notice,
(c) require the firm to maintain a minimum amount of malpractice insurance on each of its attorneys, in an amount not less than $100,000, (d) preclude the Company from interference with the lawyer-client relationship, (e) provide for periodic review of services provided, (f) provide for protection of the Company's proprietary information and (g) require the firm to indemnify the Company against liabilities resulting from legal services rendered by the firm. The Company is precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, the Company enrolls a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without Company approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership. As of December 31, 2003, provider law firms averaged approximately 59 employees each and on average are evenly split between support staff and lawyers.

     The Company has had occasional disputes with provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the provider law firms are owned by the Company so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, the Company believes that its relations with provider law firms are generally very good. At the end of 2003, the Company had provider law firms representing 46 states and four provinces compared to 45 states and three provinces at the end of 2002 and 2001. During the last three calendar years, the Company's relationships with a total of four provider law firms were terminated by the Company or the provider law firm. As of December 31, 2003, 26 provider law firms have been under contract with the Company for more than eight years with the average tenure of all provider law firms being approximately 7 1/2 years.

     The Company has an extensive database of referral lawyers who have provided services to its members for use by members when a designated provider law firm is not available. Lawyers with whom members have experienced verified service problems, or are otherwise inappropriate for the referral system, are removed from the Company's list of referral lawyers.


Identity Theft Shield Benefits Provider

     Kroll is one of the world's leading independent risk consulting companies. Kroll provides a broad range of investigative, intelligence, financial, security, and technology services to help clients reduce risks, solve problems, and capitalize on opportunities. Headquartered in New York with more than 60 offices on six continents, Kroll has a multidisciplinary corps of more than 2,200 employees and serves a global clientele of law firms, financial institutions, corporations, nonprofit institutions, government agencies, and individuals. Over the last three years, Kroll has developed a unique solution for victims of identity theft. This new service is now available to Pre-Paid Legal members through the Identity Theft Shield benefit. Similar to the provider law firms, Kroll is paid a fixed fee on a monthly per capita basis to render services to IDT members


Marketing

     Multi-Level Marketing
     The Company markets Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold or an associate subscribes to the Company's eService package (described below). No commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, 13 others at December 31, 2003 compared to 17 others at December 31, 2002) who are in the line of associates who directly or indirectly recruited the selling associate. The Company provides training materials, organizes area-training meetings and designates personnel at the home office specially trained to answer questions and inquiries from associates. The Company offers various communication avenues to its sales associates to keep such associates informed of any changes in the marketing of its Memberships. The primary communication vehicles utilized by the Company to keep its sales associates informed include extensive use of e-mail, an interactive voice-mail service, The Connection monthly magazine, the weekly Communication Show that may be heard via the Company's Internet webcasts, an interactive voice response system, a monthly DVD (digital video disc) program and the Company's website, prepaidlegal.com.

     Multi-level marketing is primarily used for marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective members and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 75% of the Company's Memberships in force at December 31, 2003 compared to 73% at December 31, 2002 and 2001. Although other means of payment are available, approximately 73% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     The Company's marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit its sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what the Company perceives to be a growing interest among employers in the value of providing legal service plans to their employees. Memberships sold through employee groups constituted approximately 25% of total Memberships in force at December 31, 2003 compared to 27% at December 31, 2002 and 2001. Adverse publicity about the Company is responsible, to some extent, for the decline in group memberships on a percentage basis. The majority of employee group Memberships are sold to school systems, governmental entities and businesses. The Company emphasizes group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle. No group accounted for more than 1% of the Company's consolidated revenues from Memberships during 2003, 2002 or 2001. Substantially all group Memberships are paid on a monthly basis. The Company is active in legislative lobbying efforts to enhance the ability of the Company to market to public employee groups and to encourage Congress to reenact legislation to permit legal service plans to qualify for pre-tax payments under tax qualified employee cafeteria plans.

     Sales associates are generally engaged as independent contractors and are provided with training materials and are given the opportunity to participate in Company training programs. Sales associates are required to complete a specified training program prior to marketing the Company's Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by the Company prior to use. At December 31, 2003, the Company had 329,600 "vested" sales associates compared to 341,116 and 286,488 "vested" sales associates at December 31, 2002 and 2001, respectively. A sales associate is considered to be "vested" if he or she has personally sold at least three new Memberships per quarter or if he or she retains a personal Membership. A vested associate is entitled to continue to receive commissions on prior sales after all previous commission advances have been recovered. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. During 2003, the Company had 84,207 sales associates who personally sold at least one Membership, of which 45,920 (55%) made first time sales. During 2002 and 2001 the Company had 103,112 and 81,613 sales associates producing at least one Membership sale, respectively, of which 65,383 (63%) and 46,687 (57%), respectively, made first time sales. During 2003, the Company had 10,685 sales associates who personally sold more than ten Memberships compared to 12,738 and 13,749 in 2002 and 2001, respectively. A substantial number of the Company's sales associates market the Company's Memberships on a part-time basis only. The decline in total vested sales associates, those making at least one membership sale in 2003, those making first time sales in 2003 and those that sold more than ten Memberships during 2003 are all attributable to the decline in new sales associates added during 2003. For the year 2003, new sales associates enrolled decreased 30% to 108,557 from the 155,663 enrolled in 2002.

     The Company derives revenues from its multi-level marketing sales force, principally from a one-time enrollment fee of $65 from each new sales associate for which the Company provides initial marketing supplies and enrollment services to the associate. In January 1997, the Company implemented a new combination classroom and field training program, titled Fast Start to Success ("Fast Start"), aimed at increasing the level of new Membership sales per associate. During most of 2003, the Fast Start program provided a direct economic incentive to existing associates to help train new recruits in the form of a qualification, or training, bonus. Associates successfully completed the program by writing three new Memberships and recruiting a new sales associate or by personally selling five new Memberships within 60 days of the associate's start date. Associates in states that require the associate to become licensed had 60 days from the issue date on their license to complete the same requirements. Beginning January 1, 2004, new Fast Start associates must qualify within the first 45 days of their start date. The program typically requires a fee ranging from $34 to $184 per new associate, depending on special promotions the Company implements from time to time, that is earned by the Company upon completion of the training program. Amounts collected from sales associates are intended primarily to offset the Company's costs incurred in recruiting and training and providing materials to sales associates and are not intended to generate profits from such activities. Other revenues from sales associates represent the sale of marketing supplies and promotional materials and includes fees related to the Company's eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal e-mail account and multiple personalized web sites with "flash" movie presentations.

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

     The Company holds its International Convention once a year, typically in the spring, and a Leadership Summit, typically in the fall, and routinely hosts more than 10,000 of its sales associates at these events. These events are intended to provide additional training, corporate updates, new announcements, motivation and associate recognition. Additionally, the Company offers the Player's Club incentive program providing additional incentives to its associates as a reward for consistent, quality business. Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period.

     Regional Vice Presidents
     The Company has a group of employees that serve as Regional Vice Presidents ("RVPs") responsible for associate activity in a given geographic region and with the ability to appoint independent contractors as Area Coordinators within the RVP's region. The RVPs have weekly reporting requirements as well as quarterly sales and recruiting goals. The RVP and Area Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and the Company. New products and initiatives will continue to be channeled through the RVPs and Area Coordinators. At December 31, 2003, the Company had 80 RVPs in place.

     Pre-Paid Legal Benefits Association
     The PPL Benefits Association (PPLBA) was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this association is open to sales associates that reach a certain level within the Company's marketing programs who also maintain an active personal legal services Membership. The PPLBA is a separate association not owned or controlled by the Company and is governed by a 9 member Board of Directors, including four officer positions. None of the officers or directors of the PPLBA serve in any such capacity with the Company. The PPLBA employs a Director of Associate Benefits paid by the Association. Affinity programs available to members of the PPLBA include credit cards, long-distance, wireless services, safety trip plan, mortgage and real estate assistance and a travel club. As determined by its Board of Directors, some of the revenue generated by the PPLBA through commissions from vendors of the benefits and affinity programs or contributed to the Association by the Company may be used to make open-market purchases of the Company's stock for use in stock bonus awards to Association members based on criteria established from time to time by the Board of Directors of the PPLBA. Since inception and through December 31, 2003, approximately 31,000 shares were purchased by the PPLBA for awards to its members. In 2002, the PPLBA offered cash in lieu of stock awards and approximately 21,000 shares purchased by the Association were sold to the Company on January 2, 2003 at the stock's closing price to fund the awards. For the 2003 stock bonus award program the PPLBA awarded approximately 10,000 shares of stock to Association members.

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

     The Company has a cooperative marketing agreement with Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of Citigroup, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. The PFS cooperative marketing agreement resulted in approximately 15,000 Memberships during each of 2003 and 2002.

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

     The Company utilizes a management information system to control operations costs and monitor benefit utilization. Among other functions, the system evaluates benefit claims, monitors member use of benefits and monitors marketing/sales data and financial reporting records. Dominant company concerns in the architecture of private networks and web systems include security, scalability, capacity to accommodate peak traffic and business continuity in the event of a disaster. The Company believes its management information system has substantial capacity to accommodate increases in business data before substantial upgrades will be required. The Company believes this excess capacity will enable it to experience a significant increase in the number of members serviced with less than a commensurate increase of administrative costs.

     The Company has built a strong Internet presence to strengthen the services provided to both members and associates. The Company's Internet site, at www.prepaidlegal.com, welcomes the multifaceted needs of our members, sales force, investors and prospects. It has also reduced costs associated with communicating critical information to the associate sales force.

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


Competition

     The Company competes in a variety of market segments in the prepaid legal services industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. According to the latest
(2002) estimates by NRC, an estimated 35% of the total estimated market in the segments in which the Company competes is served by a large number of small companies with regional areas of emphasis or union-based automatic enrollment plans. The remaining 65% of such market are served primarily by the Company and five other principal competitors: Hyatt Legal Plans (a MetLife company), ARAG Group (formerly Midwest Legal Services), LawPhone/ACS, National Legal Plan and Legal Services Plan of America (a GE Financial Assurance Partnership Marketing Group company, formerly the Signature Group). For employment-based plans other than employer paid, union-based automatic enrollment plans and employee assistance plans and for individual enrollment plans, the Company represents approximately 51% of the market share garnered by this group according to the NRC.

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

     As of December 31, 2003, the Company or one of its subsidiaries was marketing new Memberships in 38 states or provinces that require no special licensing. The Company's subsidiaries serve as operating companies in 16 states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). Of the Company's total Memberships in force as of December 31, 2003, 38% were written in jurisdictions that subject the Company or one of its subsidiaries to insurance or specialized legal expense plan regulation.

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

     The  Company is required to register  and file  reports  with the  Oklahoma
Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and the Company or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's surplus, and must have prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI to the Company requires approval of the Oklahoma Insurance Commissioner. During 2001, PPLCI declared a $5 million dividend payable to the Company which was paid in 2002. During 2002, PPLCI declared a $6 million dividend which was paid in December of 2002. While PPLCI had approximately $3.5 million in surplus funds available for payment of an ordinary dividend in December 2002, no such dividend was declared or paid during 2003. At December 31, 2003 PPLCI had approximately $750,000 available for payment of an ordinary dividend. Any change in control of the Company, defined as acquisition by any method of more than 10% of the Company's outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI operates provide for comparable registration and regulation of the Company.

     Certain states have enacted special licensing or regulatory requirements designed to apply only to companies offering legal service products. These states most often follow regulations similar to those regulating casualty insurance providers. Thus, the operating company may be expected to comply with specific minimum capitalization and unimpaired surplus requirements; seek approval of forms, Memberships and marketing materials; adhere to required levels of claims reserves, and seek approval of premium rates and agent licensing. These laws may also restrict the amount of dividends paid to the Company by such subsidiaries. PPLSIF is subject to restrictions of this type under the laws of the State of Florida, including restrictions with respect to payment of dividends to the Company. At December 31, 2003, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner.

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


Employees

     At December 31, 2003, the Company and its subsidiaries employed 742 individuals on a full-time basis, exclusive of independent agents and sales associates who are not employees. None of the Company's employees are represented by a union. Management considers its employee relations to be good.

Foreign Operations

     The Company began operations in the Canadian provinces of Ontario and British Columbia during 1999, Alberta in February 2001 and Manitoba in August 2001 and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $4.5 million in U.S. dollars during 2003 compared to $4.0 million and $4.4 million in 2002 and 2001, respectively. Due to the relative stability of the United States and Canadian foreign relations and currency exchange rates, the Company believes that any risk of foreign operations or currency valuations is minimal and would not have a material effect on the Company's financial condition, liquidity or results of operations.

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


ITEM 2.       DESCRIPTION OF PROPERTY

     The executive and administrative offices of the Company and its subsidiaries are located at One Pre-Paid Way, Ada, Oklahoma. The newly completed office complex, containing approximately 170,000 square feet of office space, is owned by the Company and constructed on approximately 87 acres contributed to the Company by the City of Ada in 2001 as part of an economic development incentive package. Costs incurred through December 31, 2003 of approximately $30.7 million, including $706,000 in capitalized interest costs, have been paid from existing resources and proceeds from a $20 million line of credit for the new office construction. The Company has entered into construction contracts in the amount of $28.9 million with the general contractor pertaining to the new office complex. Total remaining costs of completion pursuant to these contracts from January 1, 2004 are estimated at approximately $3.1 million.

     Continued growth over the past 11 years required the Company to lease and purchase several ancillary sites to accommodate its expanding workforce. In December over 600 employees departed their various worksites and moved to the newly constructed headquarters. The new headquarters contains two long bars of open office area designed to serve as podiums, which stretch east from the northern and southern edges of the tower. Two and three stories high respectively, the podiums house the call centers and Information Technology departments. Only 60 feet across, they are designed to ensure that employees are never more that thirty feet from a source of daylight. Shared corporate services -- including a 650-seat auditorium, dining hall, exercise facility, and a connecting corridor containing a company history gallery -- are located at the east end of the bars, creating a central courtyard. The courtyard features a reflecting pool and a 12-foot bronze sculpture of the Company's logo, the Lady of Justice, a universal symbol of justice. The building's main entrance welcomes its frequent visitors, celebrates the history of the Company, and is designed to convey the tradition of civic judicial buildings. The building is designed to expand over time without negatively impacting the site layout or the building concept and the Company emphasized the use of modular furnishings to provide enhanced flexibility. The Company placed importance on the goal of providing each employee with an excellent work environment.

     Additionally, the Company fully utilizes another distribution facility located about two miles from its new offices and containing approximately 17,000 square feet of office and warehouse and shipping space. The Company's previous headquarters of approximately 40,000 square feet and two other buildings containing approximately 18,600 combined square feet located adjacent to the distribution facility are now used as disaster recovery, or business continuity, sites.

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


ITEM 3.       LEGAL PROCEEDINGS

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of December 31, 2003, the briefing in the appeal had been completed. On January 14, 2004 oral argument was held in the appeal. The Company is unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2003, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of December 31, 2003, as a result of dismissals or settlements for nominal amounts, the Company was aware of approximately 25 separate lawsuits involving approximately 98 plaintiffs that have been filed in multiple counties in Alabama. As of February 27, 2004, there were approximately 80 named plaintiffs in approximately 25 cases pending in Alabama. In February 2004, the claims of several additional plaintiffs in one of the cases were dismissed on summary judgment in the Company's favor. As of December 31, 2003, the Company was aware of 18 separate lawsuits involving approximately 432 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name the Company's provider attorney in Mississippi as a defendant. Proceedings in several of the eleven cases which name the Company's provider attorney as a defendant have been stayed pending the Mississippi Supreme Court's ruling on the Pre-Paid defendants' appeal of a trial court's granting of a partial summary judgment that the action is not required to be submitted to arbitration. At least three complaints have been filed by the law firm representing plaintiffs in eleven of the cases on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002, December 2002 and August 2003. The Company has responded to the Attorney General's requests for information with respect to these complaints, and as of December 31, 2003, the Company was not aware of any further actions being taken by the Attorney General. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the Company's Membership agreements, and has appealed the state court rulings in favor of certain of the plaintiffs on the arbitration issue to the Mississippi Supreme Court. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings beginning in Alabama in April 2004, and in Mississippi in May 2004, and seek varying amounts of actual and punitive damages. While the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against the Company and certain of its officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to the Company's Memberships and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid Membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. There have been no material developments in this case since the June 17, 2003 Court of Appeals decision. The ultimate outcome of this case is not determinable.

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action was originally a putative class action brought by Gina Kotwitz, later adding, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren, on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with the Company's commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates, including a request stated in June 2003 for the imposition of a constructive trust as to earned commissions applied to the reduction of debit balances and disgorgement of all earned renewal commissions applied to the reduction of debit balances. On September 23, 2003 the court entered an order dismissing the class action allegations upon the motion of the plaintiffs. The order provides that the action will proceed only on an individual basis, and that the hearing on plaintiffs' motion for class certification previously set for February 2004 was cancelled. The Company has filed a motion for summary judgment, which was pending as of December 31, 2003. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Pre-Paid defendants filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002, and discovery in the action was stayed pending a ruling on the motion to dismiss. On July 24, 2003, the Court granted in part and denied in part the Pre-Paid defendants' motion to dismiss. The claims asserted under the Securities Exchange Act of 1934 and the Oklahoma Securities Act were dismissed without prejudice. The motion was denied as to the remaining claims. On July 23, 2003, the Court denied the motion to strike class action allegations at that time. The case is in the process of completion of class certification briefing currently scheduled to be concluded May 5, 2004, after which time the Court will make a determination as to whether the case may proceed as a class action. The ultimate outcome of this case is not determinable.

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

     On January 30, 2003, the Company announced that it had received a subpoena from the office of the United States Attorney for the Southern District of New York requesting information relating to trading activities in the Company's stock in advance of the January 2003 announcement of recruiting and Membership production results for the fourth quarter of 2002. The Company also received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the same subject and requesting that the Company voluntarily provide certain information. The Company has and will continue to respond to any such requests, the last of which occurred in July 2003. As of February 27, 2004, the Company was not aware of any further inquiries in either of these matters. The ultimate outcome of these matters is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense in the consolidated statements of income. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2003 was $3.3 million. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon the Company's financial condition, operating results or cash flows in particular quarterly or annual periods.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Market Price of and Dividends on the Common Stock

     At February 29, 2004, there were 5,772 holders of record (including brokerage firms and other nominees) of the Company's common stock, which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange.


                                                                                     High        Low
                                                                                    -------    -------
2004:
  1st Quarter (through February 29)............................................     $ 26.33    $ 21.57

2003:
  4th Quarter .................................................................     $ 28.30    $ 23.24
  3rd Quarter..................................................................       25.21      20.60
  2nd Quarter..................................................................       27.40      17.22
  1st Quarter..................................................................       26.80      15.80

2002:
  4th Quarter..................................................................     $ 30.49    $ 17.04
  3rd Quarter..................................................................       24.29      16.68
  2nd Quarter..................................................................       30.45      18.50
  1st Quarter..................................................................       31.75      18.76


     The  Company  has never  declared  a cash  dividend  on its  common  stock.
However, due to recent changes in the Federal tax laws providing for certain preferential treatment of dividends in certain instances, the Company may reconsider its dividend policy.

     It is anticipated that earnings generated from the operations of the Company will be used to finance the Company's growth, to continue to purchase shares of its stock, to retire existing debt and possibly to pay a cash dividend. The Company has lines of credit as described in "Management's Discussion and Analysis - Liquidity and Capital Resources," which prohibit payment of cash dividends in excess of $1.8 million per quarter on its common stock. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition, capital requirements and approval from its lender for any dividends in excess of $1.8 million per quarter. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years' net profits. During 2002 and 2001, PPLCI declared a $6 million and a $5 million dividend payable to the Company. Both the 2001 and 2002 dividends were paid during 2002. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 2003, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. While PPLCI had approximately $3.5 million in surplus funds available for payment of an ordinary dividend in December 2002, no such dividend was declared or paid during 2003. At December 31, 2003 PPLCI had approximately $750,000 available for payment of an ordinary dividend. At December 31, 2003 the amount of restricted net assets of consolidated subsidiaries was $16.7 million.


Recent Sales of Unregistered Securities

         None.


Equity Compensation Plans

     The following table provides information with respect to the Company's equity compensation plans as of December 31, 2003, (other than its tax qualified Employee Stock Ownership Plan designed to provide retirement benefits).


                                                                                            Number of securities
                                                                                           remaining available for
                                          Number of securities                              future issuance under
                                            to be issued upon        Weighted average        equity compensation
                                               exercise of          exercise price of         plans (excluding
                                          outstanding options,     outstanding options,    securities reflected in
                                           warrants and rights     warrants and rights           column (a))
             Plan Category                        (a)                      (b)                         (c)
--------------------------------------- -----------------------   ---------------------   -------------------------
Equity compensation plans approved by
  security holders (1).................           1,020,252                 $24.75                 1,162,250
Equity compensation plans not approved
  by security holders (2)..............             255,247                  21.31                         -
--------------------------------------- -----------------------   ---------------------   -------------------------
Total..................................           1,275,499                 $24.06                 1,162,250
--------------------------------------- -----------------------   ---------------------   -------------------------

(1) These stock options have been issued pursuant to the Company's Stock Option Plan which has been approved by security holders.

(2) These stock options have been issued to the Company's Regional Vice Presidents ("RVPs") (described above) in order to encourage stock ownership by its RVPs and to increase the proprietary interest of such persons in its growth and financial success. These options have been granted periodically to RVPs since 1996. Options are granted at fair market value at the date of the grant and are generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There were 106,002, 244,679 and 131,288 total options granted to RVPs in the years ended December 31, 2003, 2002 and 2001, respectively. The Company has decided to discontinue the RVP stock option grants immediately after the 2003 fourth quarter stock options are awarded in the first quarter of 2004.


Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of stock in the open market during the fourth quarter of 2003.


                                                                          Total Number of         Maximum Number
                                                                          Total Number of      Shares that May Yet
                                                                        Shares Purchased as    of Shares that May
                            Total Number of      Average Price Paid      Part of Publicly       Yet Be Purchased
        Period             Shares Purchased           per Share         Announced Plans or      Under the Plans or
                                                                             Programs              Programs (1)
-----------------------  ---------------------  ---------------------  ---------------------  ---------------------
October 2003...........           65,000              $  27.44                  65,000                848,900
November 2003..........           95,400                 26.85                  95,400                753,500
December 2003..........          378,000                 25.97                 378,000                375,500
                         ---------------------  ---------------------  ---------------------
Total..................          538,400              $  22.70                 538,400
                         ---------------------  ---------------------  ---------------------

1) The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 8,000,000 shares. The most recent authorization was for 1,000,000 additional shares May 23, 3003 and there has been no time limit set for completion of the repurchase program.



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

                                                                              Year Ended December 31,
                                                            ------------------------------------------------------------
                                                               2003        2002        2001         2000        1999
                                                            ----------   ----------  ----------  ----------   ----------
Income Statement Data:                                      (In thousands, except ratio, per share and Membership amounts)
  Revenues:
    Membership fees......................................   $ 330,322    $ 308,401   $ 263,514   $ 211,763    $ 153,918
    Associate services...................................      25,704       37,418      36,485      30,372       22,816
    Product sales (2)....................................           -            -          60       1,016        5,888
    Other................................................       5,287        4,804       3,602       3,232        3,809
                                                            ----------   ----------  ----------  ----------   ----------
      Total revenues.....................................     361,313      350,623     303,661     246,383      186,431
                                                            ----------   ----------  ----------  ----------   ----------
  Costs and expenses:
    Membership benefits..................................     111,165      103,761      87,429      69,513       51,089
    Commissions..........................................     115,386      119,371     111,060      96,614       74,333
    Associate services and direct marketing..............      28,929       32,566      29,879      23,251       15,815
    General and administrative expenses..................      36,711       33,256      28,243      21,524       19,280
    Product costs (2)....................................           -            -          33         675        4,174
    Other, net...........................................       8,546        6,685       5,884       4,403        3,226
                                                            ----------   ----------  ----------  ----------   ----------
      Total costs and expenses...........................     300,737      295,639     262,528     215,980      167,917
                                                            ----------   ----------  ----------  ----------   ----------

Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle....      60,576       54,984      41,133      30,403       18,514
  Provision for income taxes.............................      20,669       18,970      13,519       9,550        6,480
                                                            ----------   ----------  ----------  ----------   ----------
Income from continuing operations before cumulative
    effect                                                     39,907       36,014      27,614      20,853       12,034
    of change in accounting principle....................
Income (loss) from operations of discontinued UFL segment
    (net of applicable income tax benefit (expense) of
    $0, $387 and ($444) for years 2001, 2000 and 1999,
    respectectively)........................................        -            -        (504)        649          826
                                                            ----------   ----------  ----------  ----------   ----------
Income before cumulative effect of change in accounting
    principle............................................      39,907       36,014      27,110      21,502       12,860
  Cumulative effect of adoption of SAB 101 (net of
    applicable income tax benefit of $546)...............           -            -           -      (1,013)           -
                                                            ----------   ----------  ----------  ----------   ----------
Net income...............................................      39,907       36,014      27,110      20,489       12,860
  Less dividends on preferred shares.....................           -            -           -           4           10
                                                            ----------   ----------  ----------  ----------   ----------
Net income applicable to common stockholders.............   $  39,907    $  36,014   $  27,110   $  20,485    $  12,850
                                                            ----------   ----------  ----------  ----------   ----------

Basic earnings per common share from continuing
  operations before cumulative effect of accounting change     $ 2.28       $ 1.83      $ 1.28      $  .93       $  .52
Basic earnings per common share from discontinued
    operations...........................................           -            -        (.02)        .03          .04
                                                            ----------   ----------  ----------  ----------   ----------
Basic earnings per common share before cumulative effect
    of change in accounting principle....................        2.28         1.83        1.26         .96          .56
Cumulative effect of adoption of SAB 101.................           -            -           -        (.05)           -
                                                            ----------   ----------  ----------  ----------   ----------
Basic earnings per common share..........................      $ 2.28       $ 1.83      $ 1.26      $  .91       $  .56
                                                            ----------   ----------  ----------  ----------   ----------


Selected Financial Data, continued


                                                                              Year Ended December 31,
                                                            ------------------------------------------------------------
                                                               2003        2002        2001         2000        1999
                                                            ----------   ----------  ----------  ----------   ----------
                                                           (In thousands, except ratio, per share and Membership amounts)
Diluted earnings per common share from continuing
  operations before cumulative effect of accounting change     $ 2.27       $ 1.82      $ 1.28      $  .92       $  .51
Diluted earnings per common share from discontinued
    operations...........................................        -            -           (.02)        .03          .04
                                                            ----------   ----------  ----------  ----------   ----------
Diluted earnings per common share before cumulative
    effect of accounting change..........................        2.27         1.82        1.26         .95          .55
Cumulative effect of adoption of SAB 101.................           -            -           -        (.05)           -
                                                            ----------   ----------  ----------  ----------   ----------
Diluted earnings per common share........................      $ 2.27       $ 1.82      $ 1.26      $  .90       $  .55
                                                            ----------   ----------  ----------  ----------   ----------

Pro forma amounts assuming adoption of SAB 101 is retroactively applied:
 Net income..................................................................................    $  21,502    $  12,786
    Basic earnings per common share..........................................................       $  .96       $  .55
    Diluted earnings per common share........................................................       $  .95       $  .55
Weighted average number of common shares
    outstanding - basic..................................      17,530       19,674      21,504      22,504       23,099
Weighted average number of common shares
    outstanding - diluted................................      17,599       19,764      21,544      22,679       23,374

Membership Benefits Cost and Statistical Data:
  Membership benefits ratio (1)..........................      33.7%        33.6%       33.2%       32.8%        33.2%
  Commissions ratio (1)..................................      34.9%        38.7%       42.1%       45.6%        48.3%
  General & administrative expense ratio (1).............      11.1%        10.8%       10.7%       10.2%        12.5%
  Product cost ratio (1) (2).............................       -            -          55.0%       66.4%        70.9%
  Commission cost per new Membership sold................    $   172      $   154     $   152     $   144      $   141
  New Memberships sold...................................     671,857      773,767     728,295     670,118      525,352
  Period end Memberships in force........................   1,418,997    1,382,306   1,242,908   1,064,805      827,979

Cash Flow Data:
Net cash provided by operating activities................   $  51,693    $  52,073   $  37,801   $  23,201    $  17,031
Net cash (used in) provided by investing activities......     (36,901)     (11,074)     (6,963)     (7,965)      12,070
Net cash (used in) financing  activities.................     (14,191)     (34,431)    (27,414)    (13,714)     (26,687)

Balance Sheet Data:
  Total assets...........................................   $ 131,012    $  96,836   $  85,720   $  77,766    $  58,156
  Total liabilities......................................     101,438       61,864      43,496      35,999       25,518
  Stockholders' equity ..................................      29,574       34,972      42,224      41,767       32,638


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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company's Financial Model

     The Company is in one line of business - the marketing of legal expense and other complimentary plans primarily through a multi-level marketing force to individuals. The Company's principal revenues are derived from membership fees, and to a much lesser extent, revenues from marketing associates. The Company's principal expenses are commissions, Membership benefits, associates services and direct marketing costs and general and administrative expense. The following table reflects the changes in these categories of revenues and expenses in the last 3 years (dollar amounts in 000's):


                                                      %                             %                             %
                                                    Change                        Change                        Change
                                           % of     from                 % of     from                 % of     from
                                           Total    Prior                Total    Prior                Total    Prior
                                  2003     Revenue   Year      2002     Revenue    Year      2001     Revenue   Year
                               ----------- -------  ------  ----------  -------   ------ -----------  -------  --------
Revenues:
  Membership fees........      $   330,322    91.4     7.1  $  308,401    88.0     17.0  $   263,514    86.8     24.4
  Associate services.....           25,704     7.1   (31.3)     37,418    10.6      2.6       36,485    12.0     20.1
  Other..................            5,287     1.5    10.1       4,804     1.4     31.2        3,662     1.2    (13.8)
                               ----------- -------  ------  ----------  -------   ------ -----------  -------  --------
                                   361,313   100.0     3.0     350,623   100.0     15.5      303,661   100.0     23.2
                               ----------- -------  ------  ----------  -------   ------ -----------  -------  --------
Costs and expenses:
  Commissions............          115,386    31.9    (3.3)    119,371    34.0      7.5      111,060    36.6     15.0
  Membership benefits....          111,165    30.8     7.1     103,761    29.6     18.7       87,429    28.8     25.8
  Associate services and
    direct marketing.....           28,929     8.0   (11.2)     32,566     9.3      9.0       29,879     9.8     28.5
  General and administrative        36,711    10.2    10.4      33,256     9.5     17.7       28,243     9.3     31.2
  Other, net.............            8,546     2.4    27.8       6,685     1.9     13.0        5,917     1.9     16.5
                               ----------- -------  ------  ----------  -------   ------ -----------  -------  --------
                                   300,737    83.2     1.7     295,639    84.3     12.6      262,528    86.4     21.6
                               ----------- -------  ------  ----------  -------   ------ -----------  -------  --------
Provision for income taxes          20,669     5.7     9.0      18,970     5.4     40.3       13,519     4.4     41.6
Loss from operations of
  discontinued UFL segment               -       -        -          -       -                  (504)      -        -
                               ----------- -------  ------  ----------  -------   ------ -----------  -------  --------
Net income..................   $    39,907    11.0    10.8  $   36,014    10.3     32.8  $    27,110     8.9     32.3
                               ----------- -------  ------  ----------  -------   ------ -----------  -------  --------


     The number of active Memberships in force and the average monthly fee will directly determine Membership fees and their impact on total revenues during any period. The two most important variables impacting the number of active Memberships during a period are the number of new Memberships written during the period combined with the retention characteristics of both new and existing Memberships. See "Measures of Member Retention" below for a discussion of the Company's Membership retention. Associate services revenues are a function of the number of new sales associates enrolled and the price of entry during the period, the number of associates subscribing to the Company's eService offering and the amount of sales tools purchased by the sales force.

     Membership benefits expense is primarily determined by the number of active Memberships and the per capita contractual rate that exists between the Company and its benefits providers and during the last five years has been and is expected to continue to be a relatively fixed percentage of Membership revenues of approximately 33%-34%. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. The Company expenses advance commissions ratably over the first month of the related Membership. The level of commission expense in relation to Membership revenues varies depending on the level of new Memberships written and is expected to be higher when the Company experiences increases in new Membership sales. During the last five years this percentage has ranged from approximately 35% to 48% of Membership revenues. Associate services and direct marketing expenses are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to the Company's eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the Fast Start to Success training and incentive award program qualifications. Generally, these costs are more than offset by associate services revenue, although this did not occur in 2003 due to the lower entry fees charged during most of the year. General and administrative expenses are expected to trend up in terms of dollars, but remain relatively constant as a percent of revenues. During the past five years, general and administrative expenses have ranged from 8.7% to 10.2% of total revenues.

     The primary benchmarks monitored by the Company throughout the various periods include the number of active Memberships and their related retention characteristics, the number of new Memberships written, the number of new associates enrolled and the percentage of new associates that successfully meet the Fast Start to Success qualification requirements.

     The Company experienced decreases in both the number of new Memberships written and the number of new associates enrolled during 2003 compared to the prior year, the first year such a decrease has occurred in more than ten years. During the 2002 fourth quarter, the Company eliminated the commission advances to certain associates that had below average retention and due to below average retention rates of Internet submitted Memberships, the Company placed restrictions on those associates who are able to submit new memberships via the Internet. These actions naturally reduced the number of new memberships written and new associates enrolled during the 2002 fourth quarter and during 2003 but demonstrate the Company's commitment to improve Membership retention. The Company also attributes such decline, in part, to negative publicity (see Risk Factors). Such adverse publicity may affect the Company's ability to write new Memberships (especially in large employee groups), recruit new associates and may have a detrimental effect on the persistency of the Company's Memberships. However depending on the average monthly Membership fee and the entry price for new associates, the Company may experience declines in both areas in terms of numbers but may experience increases in both Membership fees and associate services revenue and vice versa

     Although the Company has grown its active Membership base and related Membership fees in each of the past 11 years, the rate of growth has slowed to an unacceptable rate. The Company believes however, that its current product design, pricing parameters and business model are generally appropriate and it has no immediate plans to change these fundamental sectors. The Company's focus during 2004 will be on improved training of its associates, enhancing the quality and quantity of sales tools provided to new and existing associates, providing incentives for associates to write consistent, quality business and continued emphasis on improving the basic retention characteristics of its Memberships.

     During the first part of 2004, the Company has updated its Fast Start to Success training program materials and hosted more than 600 Fast Start trainers at its new corporate headquarters in order to "train the trainers" on the updated training materials. Also, beginning in 2004, the Company has increased the amount of sales tools that are included in the new associate kit and provided a supplemental package of sale tools if the new associate qualifies pursuant to the Fast Start rules. The Company has also increased the number of "points" needed to qualify for its Player's Club incentive award program to encourage more productivity from both its new and existing associates.


Critical Accounting Policies

     The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in the Company's financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to the Company's business and operations. The Company's critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies.

     Revenue recognition - Membership and Associate Fees
     The Company's principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis, of which approximately 73% are paid in advance and, therefore, are deferred and recognized over the following month. At December 31, 2003 the deferred revenue associated with the Membership fees was $17.8 million which is classified as a current liability.

     The Company also charges new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). At December 31, 2003 the deferred revenue associated with the Membership enrollment fees was $7.9 million, of which $4.6 million was classified as a current liability. The Company computes the expected Membership life using over 20 years of actuarial data as explained in more detail in the Measures of Membership Retention section of MD&A. At December 31, 2003, management computed the expected Membership life to be approximately 3 years, which is unchanged from year end 2002. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     The Company derives revenues from services provided to its marketing sales force from a one-time non-refundable enrollment fee of $65 from each new sales associate for which the Company provides initial sales and marketing supplies and enrollment services to the associate. Revenue from, and costs of, the initial sales and marketing supplies (approximately $11) are recognized when the materials are delivered to the associates. The remaining $54 of revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2003 is estimated to be approximately six months, unchanged from year end 2002. At December 31, 2003, the deferred revenue associated with sales associate enrollment fees was $1.4 million, which is classified as a current liability. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs the Company incurs in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms ($5.2 million deferred at December 31, 2003 which is classified as a current asset) and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments, and were $5.6 million at December 31, 2003, of which $3.2 million is classified in current assets. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments, and were $1.2 million at December 31, 2003, and is classified as a current asset. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue as discussed above. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, Fast Start bonuses, associate introduction kits, associate incentive programs, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention).

     Commissions to Associates
     Beginning with new Memberships written after March 1, 1995, the Company implemented a level commission schedule (approximately 27% per annum at December 31, 2001) with up to a three-year advance commission payment. Prior to March 1, 1995, the Company's commission program provided for advance commission payments to associates of approximately 70% of first year Membership premiums on new Membership sales and commissions were earned by the associate at a rate of approximately 16% in all subsequent years. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, the Company returned to a differential commission structure with rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the first 12 month Membership retention rate of the associate's personal sales and those of his organization. Beginning in August 2003, the Company allowed the associate to choose between the level commission structure and up to three year commission advance or the differential commission structure with a one year commission advance.

     Prior to January 1997 the Company advanced commissions at the time of sale of all new Memberships. In January 1997, the Company implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the Fast Start training program. For all sales beginning with the fourth Membership or all sales made by an associate successfully completing the Fast Start training program, the Company currently advances commission payments at the time of sale of a new Membership. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to one-year commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is 14, the overall initial advance may be paid to approximately 30 different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate's unearned advance commission balance to the Company.

     Although the Company, prior to March 1, 2002, advanced its sales associates up to three years commission when a Membership is sold and subsequent to March 1, 2002, up to one year commission, the average commission advance paid to its sales associates as a group is actually less than the maximum amount possible because some associates choose to receive less than a full advance and the Company pays less than a full advance on some of its specialty products. In addition, the Company may from time to time place associates on a less than full advance basis if there are problems with the quality of the business being submitted or other performance problems with an associate. Additionally, the Company does not advance commissions on certain categories of group business which have historically demonstrated below average retention characteristics. Also, any residual commissions due an associate (defined as commission on an individual Membership after the advance has been earned) are retained to reduce any remaining unearned commission advance balances prior to being paid to that sales associate. For those associates that have made at least 10 personal sales, opened at least one group and personally write 15% or more of their organizational business, 15% of their commissions are set aside in individual reserve balance accounts, further reducing the amount of advance commissions. The average commission advance paid as a percentage of the maximum advance possible pursuant to the Company's commission structures was approximately 80%, 76% and 73% during 2003, 2002 and 2001, respectively. The commission cost per new Membership sold has increased over each of the last three years by 12%, 1% and 6% for 2003, 2002 and 2001, respectively, and varies depending on the compensation structure that is in place at the time a new Membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the Membership sale. Should the Company add additional products, such as the Identity Theft Shield described above or add additional commissions to its compensation plan or reduce the amount of chargebacks collected from its associates, the commission cost per new Membership will increase accordingly.

     The Company expenses advance commissions ratably over the first month of the related Membership. At December 31, 2003, advance commissions deferred were $4.7 million and included as a current asset. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates for the following years ended December 31 were:



                                                                        2003            2002            2001
                                                                        ----            ----            ----
                               (Amounts in 000's)
Beginning unearned advance commission balances (1)..................$  227,084      $  211,609      $  167,193
Advance commissions, net of chargebacks and other...................   113,030         118,917         110,211
Earned commissions applied..........................................  (145,371)       (101,030)        (63,870)
Advance commission write-offs.......................................    (2,849)         (2,412)         (1,925)
                                                                      ---------     -----------     -----------
Ending unearned advance commission balances before estimated
  unrecoverable balances (1)........................................   191,894         227,084         211,609
Estimated unrecoverable advance commission balances (1)(2)..........   (24,862)        (25,156)        (15,868)
                                                                      ---------     -----------     -----------
Ending unearned advance commission balances, net (1)............... $  167,032      $  201,928      $  195,741
                                                                      ---------     -----------     -----------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.
     (2) Estimated unrecoverable advances increased as a percentage of ending advances from 7% at December 31, 2001 to 13% at December 31, 2003 primarily due to the change in the compensation structure described above from a 36-month possible advance to a 12-month possible advance. This change allows the advances to be earned more quickly by the associate so the increase in advances before estimated unrecoverable balances increased 7% from 2001 to 2002 compared to a decrease of 15% from 2002 to 2003.

     The ending unearned advance commission balances, net, above includes net unearned advance commission balances of non-vested associates of $30 million, $26 million and $20 million at December 31, 2003, 2002 and 2001, respectively. As such, at December 31, 2003 future commissions and related expense will be reduced as unearned advance commission balances of $137 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. The Company reduces unearned advance commission balances or remits payment to an associate, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, the Company, except as described below, generates an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance on Memberships written prior to March 1, 2002, and 100% on any Memberships written thereafter. Beginning in August 2003, the Company allowed the associate to choose between the level commission structure and up to three year commission advance and up to 50% chargebacks or the differential commission structure with a one year commission advance and up to 100% chargebacks. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. In order to encourage additional Membership sales, the Company waived chargebacks for associates that met certain criteria in December 2002 and March 2003, which effectively increases the Company's commission expense. Any remaining unearned advance commission balance may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. The Company also has reduced chargebacks from 100% to 50% for certain senior marketing associates who have demonstrated the ability to maintain certain levels of sales over specified periods and maintain certain Membership retention levels. The Company may adjust chargebacks from time to time in the future in order to encourage certain production incentives.

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

     The Company has the contractual right to require associates to repay unearned advance commission balances from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission balances are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, the Company has not demanded repayments of the unearned advance commission balances from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt the Company's relationships with its sales associates. This business decision by the Company has a significant effect on the Company's cash flow by electing to defer collection of advance payments of which approximately $24.9 million were not expected to be collected from future commissions at December 31, 2003. However, the Company regularly reviews the unearned advance commission balance status of associates and will exercise its right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer "vested" because they fail to meet the Company's established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result the Company has no continuing obligation to individually account to these associates as it does to active associates and is entitled to retain all commission earnings that would be otherwise payable to these terminated associates. The Company does continue to reduce the unearned advance commission balances for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission balances were less than $1,000 and the average balance was $416 at December 31, 2003.

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

     Changes in the Company's estimates with respect to recoverability of unearned commissions could occur if the underlying Membership persistency changes from historical levels. Should Membership persistency decrease, the unearned commissions would be recovered over a longer period and the amount not recovered would most likely increase, although any increase in uncollectible unearned commissions would not have any immediate expense impact since the commission advances are expensed in the month they incurred. Holding all other factors constant, the decline in persistency would also lead to lower Membership fees, less net income and less cash flow from operations. Conversely, should persistency increase, the unearned commissions would be recovered more quickly, the amount unrecovered would decrease and, holding all other factors constant, the Company would enjoy higher Membership fees, more net income and more cash flow from operations.

     Incentive awards payable
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period. The incentive awards payable at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. At December 31, 2003, the accrued amount payable was $4.5 million. Changes to any of these assumptions would directly affect the amount accrued but the Company does not expect any of the significant trends impacting this account to change significantly in the near term.

     Legal Contingencies
     The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on the Company's financial condition or results of operation. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases, which at December 31, 2003 was $3.3 million. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of the Company's lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and the Company does not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon the Company's financial condition, operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

Other General Matters

     Operating Ratios
     Three principal operating measures monitored by the Company in addition to measures of Membership retention are the Membership benefits ratio, commission ratio and the general and administrative expense ratio. The Membership benefits ratio, the commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. The Company strives to maintain these ratios as low as possible while at the same time providing adequate incentive compensation to its sales associates and provider law firms. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

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

     New Accounting Standards Issued
     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the consolidated balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on its financial reporting and disclosures.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46, as revised by FIN 46 (R), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The Company has not created or obtained an interest in any VIEs in 2003. In addition, the interpretation becomes applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of December 31, 2003, the company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to March 31, 2004. The Company has determined the adoption of the provisions of FIN 46 will not have a material effect on its financial condition or results of operations.

     In November 2003, the Emerging Issues Task Force or EITF of the FASB reached a consensus on one issue with respect to EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," thereby requiring certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Adoption of EITF Issue 03-1, which was effective for us on December 31, 2003, did not have a material impact on the Company's financial position, results of operations or cash flows. The required disclosures have been included in Note 3 to the consolidated financial statements.

     In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) related to multiple element revenue arrangements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company does not expect the issuance of SAB No. 104 to significantly impact its current revenue recognition policies.


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

     All aggregate measures of Membership retention or expected life may be impacted by shifts in the underlying enrollment mix of sub-groups that have different retention rates. For example Memberships owned by non-associate new members have comprised an increasing percentage of new Memberships enrolled each year over the past five years. Since non-associate members have a known lower first year retention rate, a shift in mix alone will cause a reduction in reported aggregate retention measures and expected member life, even if the retention rates within each sub-group do not change. It is important to note that all blended rates discussed here may reflect the impact of such shifts in enrollment mixes. At December 31, 2003, 295,716 of the active 1,418,997 Memberships were also vested associates which represents 21% of the total active Memberships. The following table shows total new Memberships sold during each year and the number and percentage of Memberships sold to persons who are associates.

                Total New            Associate
 Year          Memberships          Memberships       Ratio
 ----          -----------          -----------       -----
 1999             525,352               85,219        16.2%
 2000             670,118               90,684        13.5%
 2001             728,295              103,515        14.2%
 2002             773,767              119,326        15.4%
 2003             671,857               86,406        12.9%

     Variations in Retention over Life of a Membership, Impact on Aggregate Measures
     Measures of member retention also vary significantly by the Membership age. Historically, the Company has observed that Memberships in their first year have a significantly higher lapse rate than Memberships in their second year, and so on. The following chart shows the historical observed lapse rates and corresponding yearly retention rates as a function of Membership age. For example, 49.0% of all new Memberships lapse during the first year, leaving 51.0% still in force at the end of the first year. More tenured Memberships have significantly lower lapse rates. For example, by year seven lapse rates are under 10% and annual retention exceeds 90%. The following table shows as of December 31, 2003 the Company's blended retention rate and lapse rates based on its historical experience for the last 22 years. The blended retention and lapse rates as of the end of 2003 did not differ materially from those previously reported at the end of 2002.

          Membership Retention versus Membership Age
-----------------------------------------------------------
Membership      Yearly          Yearly         End of Year
   Year        Lapse Rate      Retention       Memberships
----------     ----------      ----------     -------------
       0                                          100.0
       1          49.0%           51.0%           51.0
       2          28.7%           71.3%           36.4
       3          21.1%           78.9%           28.7
       4          17.0%           83.0%           23.8
       5          15.2%           84.8%           20.2
       6          11.9%           88.1%           17.8
       7           9.4%           90.6%           16.1


     Membership Persistency
     The Company's Membership persistency rate is a specific computation that measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus
(ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2003, the Company's annual Membership persistency rates, using the foregoing method, have averaged approximately 71.9%.

                Beginning           New                             Ending
   Year        Memberships      Memberships           Total       Memberships     Persistency
   ----        -----------    ---------------      ---------      -----------     -----------
   1999           603,017           525,352        1,128,369         827,979          73.4%
   2000           827,979           670,118        1,498,097       1,064,805          71.1%
   2001         1,064,805           728,295        1,793,100       1,242,908          69.3%
   2002         1,242,908           773,767        2,016,675       1,382,306          68.5%
   2003         1,382,306           671,857        2,054,163       1,418,997          69.1%

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

     Expected Membership Life, Expected Remaining Membership Life
     Using historical data through 2003 for all past Members enrolled, the expected Membership life can be computed to be approximately three years. This number represents the average number of years a new Membership can be expected to remain in force. Although about half of all new Memberships may lapse in the first year, the expected Membership life is much longer due to the contribution of higher annual retention rates in subsequent years.

     Since the Company's experience is that the retention rate of a given generation of new Memberships improves with Membership age, the expected remaining Membership life of a Membership also increases with Membership age. For example, while a new Membership may have an expected Membership life of three years, the expected remaining Membership life of a Membership that reaches its first year anniversary is approximately four years.

     Since the actual population of Memberships in force at any time is a distribution of ages from zero to more than 20 years, the expected remaining Membership life of the entire population at large greatly exceeds three years per Membership. As of December 31, 2003, based on the historical data described above, the current expected remaining Membership life of the actual population is over six years per Membership. This measure is used by the Company to estimate the future revenues expected from Memberships currently in place.

     Expected Membership life measures are based on more than 20 years of historical Membership retention data, unlike the Membership persistency rate described above which is computed from, and determined by, the most recent one-year period only. Both or these measures however include data from Memberships of all Membership ages and hence are referred to as "blended" measures.

     Actions that May Impact Retention in the Future
     The potential impact on the Company's future profitability and cash flow due to future changes in Membership retention can be significant. While blended retention rates have not changed significantly over the past five years, the Company has implemented several initiatives aimed at improving the retention rate of both new and existing Memberships. Such initiatives include an optional revised compensation structure featuring variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate's personal sales and those of his organization and implementation of a "non-taken" administrative fee to sales associates of $35 for any Membership application that is processed but for which a payment is never received. The Company has designed and implemented an enhanced member "life cycle" communication process aimed at both increasing the overall amount of communication from the Company to the members as well as more specific target messaging to members based on the length of their Membership as well as utilization characteristics. The Company believes that such efforts may ultimately increase the utilization by members and therefore lead to higher retention rates. The Company's 2003 retention rates did not differ materially from 2002 and the Company intends to continue to develop programs and initiatives designed to improve retention.

Results of Operations

     Comparison of 2003 to 2002
     Net income for 2003 increased 11 percent to $39.9 million from $36.0 million for 2002. Diluted earnings per share for 2003 increased 25 percent to $2.27 per share from $1.82 per share for the prior year due to increased net income of 11 percent and an approximate 11 percent decrease in the weighted average number of outstanding shares. Membership revenues for 2003 were up 7 percent to $330.3 million from $308.4 million for the prior year marking the eleventh consecutive year of increased membership revenue.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 13% during 2003 to 671,857 from 773,767 during 2002. At December 31, 2003, there were 1,418,997 active Memberships in force compared to 1,382,306 at December 31, 2002, an increase of 3%. Additionally, the average annual fee per Membership has increased from $256 for all Memberships in force at December 31, 2002 to $262 for all Memberships in force at December 31, 2003, a 2% increase, as a result of a larger number of Legal Shield subscribers, increased sales of the Company's business oriented Memberships, and the introduction of the Identity Theft Shield Membership during the last quarter of 2003.

     Associate services revenue decreased 31% from $37.4 million for 2002 to $25.7 million during 2003 primarily as a result of a decline in new enrollments of sales associates and fewer associates enrolling in the eService program offered by the Company. The eService fees totaled $8.4 million during 2003 compared to $11.2 million for 2002, a decrease of 25%. The Company also had a decline in fees for the Fast Start program for 2003. The Company received training fees of approximately $7.7 million during 2003 compared to $13.1 million during 2002, primarily as a result of special training promotions during 2003 that reduced the net amount of training fees received by the Company. The field-training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. In addition to the $65 associate fee, associates participating in this program typically pay a fee ranging from $34 to $184, depending on special promotions the Company implements from time to time. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit one new sales associate or personally sell five Memberships within 60 days of becoming an associate. The $7.7 million and $13.1 million for 2003 and 2002, respectively, in training fees was collected from approximately 107,490 new sales associates who elected to participate in Fast Start in 2003 compared to 150,247 during 2002. New associates electing to participate in Fast Start increased to 99% of new associates during 2003 from 97% for 2002. Total new associates enrolled during 2003 were 108,557 compared to 155,663 for 2002, a decrease of 30%. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Fast Start program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other revenue increased 10%, from $4.8 million to $5.3 million primarily due to the increase in revenue recognized from Membership enrollment fees.

     Primarily as a result of the increase in Membership fees, total revenues increased to $361.3 million for 2003 from $350.6 million during 2002, an increase of 3%.

     Membership benefits, which represent payments to provider law firms, totaled $111.2 million for 2003 compared to $103.8 million for 2002, and represented 34% of Membership fees for both years. This Membership benefits ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated benefit in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993.

     Commissions to associates decreased 3% from $119.4 million for 2002 compared to $115.4 million for 2003, and represented 39% and 35% of Membership fees for such years. These amounts were reduced by $705,000 and $196,000, respectively, representing Membership lapse fees. These fees were determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. The Company realizes and recognizes this fee only when the amount of the calculated fee is collected by withholding from cash commissions due the associate, because the Company's ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commission payments. These fees were eliminated for Memberships sold after March 1, 2002. Commissions to associates are primarily dependent on the number of new Memberships sold during a period. New Memberships sold during 2003 totaled 671,857, a 13% decrease from the 773,767 sold during 2002.

     Associate services and direct marketing expenses decreased to $28.9 million for 2003 from $32.6 million for 2002. Fast Start training bonuses incurred were approximately $2.9 million during 2003 compared to $6.8 million in 2002. This $3.9 million decline in bonuses, a $521,000 decrease in cost of marketing materials sent to new associates, and a $1.6 million decrease in the amortization of deferred associate costs were offset by a $1.3 million increase in Fast Start attendance bonuses incurred and a $1.4 million increase in the cost of associate incentive program costs. The Fast Start training bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2003 and 2002 were $36.7 million and $33.3 million, respectively, and represented 11% of Membership fees for both years. Management expects general and administrative expenses, when expressed as a percentage of Membership fees, to increase slightly due to additional overhead of the home office complex. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects such cost savings in 2004 to be largely offset by higher levels of expenses related to legal fees.

     Other expenses, which includes depreciation and amortization, litigation accruals and premium taxes reduced by interest income, increased 28% to $8.5 million for 2003 from $6.7 million for 2002. Depreciation and amortization increased to $7.1 million for 2003 from $5.3 million for 2002. Premium taxes increased from $2.2 million for 2002 to $2.7 million for 2003 due to increased revenues in the states in which the Company pays premium taxes. Interest income decreased to $1.4 million for 2003 from $2.1 million for 2002. At December 31, 2003 the Company reported $51.6 million in cash and investments (after utilizing $48.3 million to purchase approximately 2.1 million treasury shares of its common stock during 2003) compared to $41 million at December 31, 2002.

     The provision for income taxes increased during 2003 to $20.7 million compared to $19.0 million for 2002, representing 34.1% and 34.5% of income from continuing operations before income taxes for 2003 and 2002, respectively.

     Comparison of 2002 to 2001
     The Company reported net income of $36.0 million, or $1.82 per diluted common share, for 2002. The net income per diluted share was up 44% from net income of $27.1 million, or $1.26 per diluted common share, for 2001. The increase in the net income for 2002 is primarily the result of increases in Membership fees for 2002 as compared to 2001 as well as a decrease in the weighted average number of shares outstanding of 8%.

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

     Associate services revenue increased 3% from $36.5 million for 2001 to $37.4 million during 2002 primarily as a result of more new associates enrolling in the eService program offered by the Company. The eService fees totaled $11.2 million during 2002 compared to $7.3 million for 2001, an increase of 53%. This increase was offset by the reduced fees for the Fast Start program for 2002. The Company received training fees of approximately $13.1 million during 2002 compared to $17.5 million during 2001, primarily as a result of special training promotions during 2002 that reduced the net amount of training fees received by the Company. The $13.1 million and $17.5 million for 2002 and 2001, respectively, in training fees was collected from approximately 150,247 new sales associates who elected to participate in Fast Start in 2002 compared to 117,698 during 2001. New associates electing to participate in Fast Start increased to 97% of new associates during 2002 from 96% for 2001. Total new associates enrolled during 2002 were 155,663 compared to 122,192 for 2001, an increase of 27%.

     Other revenue increased 31%, from $3.7 million to $4.8 million primarily due to the increase in revenue recognized from Membership enrollment fees.

     Primarily as a result of the increase in Membership fees, total revenues increased to $350.6 million for 2002 from $303.7 million during 2001, an increase of 15%.

     Membership benefits, which represent payments to provider law firms, totaled $103.8 million for 2002 compared to $87.4 million for 2001, and represented 34% and 33%, respectively of Membership fees.

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

     The results of operations of the UFL segment have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Loss from discontinued operations, net of income tax, is $(504,000), net of tax of $0 for the year ended December 31, 2001.

Liquidity and Capital Resources

     The number of active Memberships in force and the average monthly fee will directly determine Membership fees collected and their contribution to cash flow from operations during any period. Cash receipts from associate services are directly impacted by the number of new sales associates enrolled and the price of entry during the period, the number of associates subscribing to the Company's eService offering and the amount of sales tools purchased by the sales force.

     The cash outlay related to Membership benefits is directly impacted by the number of active Memberships and the contractual rate that exists between the Company and its benefits providers. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. Cash requirements related to associate services and direct marketing activities are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to the Company's eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the Fast Start to Success training and incentive award program qualifications.

     Membership revenues are more than sufficient to fund the cash requirements for membership benefits (at approximately 33%-34% of Membership revenues), commissions (ranging from 34% to 48% of Membership revenues) and general and administrative expense (at approximately 11% of Membership revenues). Likewise, as a general rule, associate services revenue is sufficient to fund associate services and direct marketing cash costs. The Company has generated significant cash flow from operations of approximately $52 million in 2003 and 2002 and $38 million in 2001. As discussed below, the Company has used a significant portion of its cash flow to repurchase shares of its stock in the open market. Cash flow from operations could be reduced if the Company experienced significant growth in new members because of the negative cash flow characteristics of its commission advance policies discussed above.

     As a result of the Company's ability to generate cash flow from operations, including in periods of Membership growth, it has not historically been dependent on, and does not expect to need in the future, external sources of financing from the sale of securities or from bank borrowings to fund its basic business operations. However, as described below, in 2002 and 2003, the Company incurred debt for limited and specific purposes to permit it to construct a new corporate headquarters and to accelerate its treasury stock purchase program.

     General
     Consolidated net cash provided by operating activities was $51.7 million, $52.1 million and $37.8 million for 2003, 2002 and 2001, respectively. Cash provided by operating activities decreased $380,000 during 2003 compared to 2002 primarily due to the $5.6 million increase in the change in other assets, a $1.6 million decrease in the change in deferred revenues and a $1.3 million decrease in the change in accounts payable and accrued expenses partially offset by a $3.9 million increase in net income, $1.8 million increase in depreciation, $1.4 million increase in the change in other non-current liabilities and a $1.1 million increase in the change in taxes payable.

     Net cash used in investing activities was $36.9 million, $11.1 million and $7.0 million for 2003, 2002 and 2001, respectively. During 2001 the Company received dividends of $2.8 million from UFL and received $1.2 million in proceeds from the sale of UFL during 2001. In addition to capital expenditures of $27.0 million, $15.2 million and $8.3 million during 2003, 2002 and 2001, respectively, the Company's purchases of available-for-sale investments exceeded the maturities and sales of such investments by $9.9 million and $7.4 million in 2003 and 2001, respectively, but maturities and sales exceeded purchases by $4.1 million during 2002.

     Net cash used in financing activities was $14.2 million, $34.4 million and $27.4 million for 2003, 2002 and 2001, respectively. This $20.2 million change during 2003 was primarily comprised of a $30.4 million increase in proceeds from issuance of debt, a $1.9 million decrease in purchases of treasury stock, a $1 million vendor rebate and offset by a $9.9 million increase in repayment of debt and capital lease obligations and a $3.1 million decrease in proceeds from sale of common stock on exercise of options.

     The Company had a consolidated working capital deficit of $11.9 million at December 31, 2003, a decrease of $14.6 million compared to a consolidated working capital surplus of $2.7 million at December 31, 2002. The decrease was primarily due to the $17.3 million increase in the current portion of long-term debt. Additional expenses for furniture, fixtures and equipment and related cost to move into the new office complex increased accounts payable and related expenses by $2.9 million. An increase in cash and equivalents as well as investments available for sale reduced the deficit by $6.8 million. The $11.9 million working capital deficit at December 31, 2003 would have been a $2.3 million working capital deficit excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. Additionally, at the current rate of cash flow provided by continuing operations ($51.7 million during 2003) and the Company's contractual commitment to refrain from discretionary treasury stock purchases until the purchase line of credit is repaid, the Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     The Company generally advances significant commissions to associates at the time a Membership is sold. The Company expenses these advances ratably over the first month of the related Membership. During 2003, the Company paid advance commissions to associates of $113.0 million on new Membership sales compared to $118.9 million for 2002. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, the Company typically derives significant positive cash flow from the Membership over its remaining life. See Commissions to Associates above for additional information on advance commissions.

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 8,000,000 shares during subsequent board meetings. At December 31, 2003, the Company had purchased 7.6 million treasury shares under these authorizations for $173.4 million, an average price of $22.74 per share. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity, however, due to restrictions contained in the Company's debt agreements with lenders, the Company is prohibited from purchasing treasury stock with any funds other than the $25 million loan proceeds until the loan is repaid. At December 31, 2003, the Company had approximately $10.8 million available to purchase additional treasury shares. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and the Company's expected cash flows, management believes that purchasing treasury shares enhances shareholder value. The Company expects to continue its treasury stock program and may seek alternative sources of financing to continue or accelerate the program.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its existing amount of cash and cash equivalents and unpledged investments at December 31, 2003 of $47.4 million. The Company expects to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, after repayment of the stock purchase line of credit.

     As more fully discussed in Item-2 - Description of Property, the Company just completed a new office complex, containing approximately 170,000 square feet of office space, and constructed on approximately 87 acres contributed to the Company by the City of Ada in 2001 as part of an economic development incentive package. Costs incurred through December 31, 2003 of approximately $30.7 million, including $706,000 in capitalized interest costs, have been paid from existing resources and proceeds from a $20 million line of credit for the new office construction. The Company has entered into construction contracts in the amount of $28.9 million with the general contractor pertaining to the new office complex. Total remaining costs of completion pursuant to these contracts from January 1, 2004 are estimated at approximately $3.1 million and will be funded from existing resources and cash flow from operations.

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and is repayable beginning December 31, 2003 in monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, the Company's rights to receive Membership fees on a portion of its Memberships and by a security interest covering all equipment. The interest rate at December 31, 2003 was 3.42% for the real estate loan and the real estate loan agreement provides for the same financial covenants described below for the 2003 $25 million credit facility.

     During the 2003 third quarter, the Company arranged $25 million in additional financing from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003. The financing provided up to $25 million for treasury stock purchases with scheduled monthly principal payments of $1,389,000 beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR Rate plus three percent, adjusted monthly. The interest rate at December 31, 2003 was 4.17% for the treasury stock loan. The loan is primarily collateralized by the Company's rights to receive Membership fees on a portion of its Memberships and a pledge of the stock of its subsidiaries. The definitive agreement contains covenants similar to those in the Company's previous line of credit, including provisions prohibiting the Company from pledging assets, incurring additional indebtedness and selling assets. The loan agreement also prohibits the Company from purchasing treasury stock with any funds other than the $25 million loan proceeds until the loan is repaid. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be the chairman and Chief Executive Officer of the Company for 90 days. Pre-payment of the loan is permitted.

     The loan agreements contain the following financial covenants: (a) the Company's quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 125%; (b) the Company's cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a monthly basis, (c) the Company shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis, (d) commencing December 31, 2003 and for each quarter thereafter Net Worth shall increase by the amount as of September 30, 2003 minus the amount of stock repurchased since the date of the loan plus 50% of quarterly net income and shall never fall below zero, and (e) the Company's dividends to shareholders, if declared, are limited to $1.8 million per quarter.

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI and PPLSIF. The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of the Company's regulated subsidiaries, will be funded by the Company in the form of capital contributions or surplus debentures. During February 2004, the Company made a capital contribution to a wholly-owned subsidiary of PPLCI, Pre-Paid Legal Services of Tennessee, Inc. in the amount of $600,000. At
December 31, 2003, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. While PPLCI had approximately $3.5 million in surplus funds available for payment of an ordinary dividend in December 2002, no such dividend was declared or paid during 2003. At December 31, 2003 PPLCI had approximately $750,000 available for payment of an ordinary dividend. At December 31, 2003 the amount of restricted net assets of consolidated subsidiaries was $16.7 million.

     Contractual Obligations
     The following table reflects the Company's contractual obligations as of December 31, 2003.

                                                                   Payments Due by Period (In Thousands)
                                                        -----------------------------------------------------------
                                                                                                              More
                                                                    Less than                                 than
               Contractual Obligations                    Total       1 year     1-3 years    3-5 years     5 years
                                                        ---------    ---------   ---------    ---------   ---------
Long-term debt....................................      $  43,421    $  18,953   $  11,516    $  12,952   $       -
Purchase obligations (1)..........................          9,486        4,721       4,765            -           -
Contractual obligations related to construction in
  progress (2)....................................          4,770        4,770           -            -           -
Capital leases....................................          2,621           67         933          142       1,479
Deferred compensation plan........................          1,445            -           -            -       1,445
Operating leases..................................            311           67         134          110           -
                                                        ---------    ---------   ---------    ---------   ---------
Total (3).........................................      $  62,054    $  28,578   $  17,348    $  13,204   $   2,924
                                                        ---------    ---------   ---------    ---------   ---------


(1) Includes contractual commitments pursuant to executory contracts for products and services such as voice and data services and contractual obligations related to future Company events such as hotel room blocks, meeting space and food and beverage guarantees. The Company expects to receive proceeds from such future events and reimbursement from provider law firms for certain voice and data services that will partially offset these obligations.
(2) Primarily related to remaining amounts pursuant to contracts entered into with the general contractor pertaining to the new corporate headquarters as well as other ancillary vendors.
(3) Does not include commitments for attorney provider payments, commissions, etc. which are expected to remain in existence for several years but as to which the Company's obligations vary directly either based on Membership revenues or new Memberships sold and are not readily estimable.

Forward-Looking Statements

     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, discussions with the staff of the SEC, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of December 31, 2003 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


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

     The Company may not be able to grow Memberships and earnings at the same rate as it has historically experienced and has recently experienced declines in new membership sales and associate recruitment.
     The Company's year end active Memberships have increased 3%, 11% and 17% in the years ended December 31, 2003, 2002 and 2001, respectively. Net income for the same three years has increased 11%, 33% and 32%, respectively. However, beginning in the fourth quarter of 2002 and continuing in each quarter of 2003, the Company experienced declines in new Memberships sold and during four of these five quarters also had a decline in the number of associates recruited compared to the comparable quarter of the prior year. The Company's ability to grow Memberships and earnings is substantially dependent upon its ability to expand or enhance the productivity of its sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that the Company will be able to achieve increases in Membership and earnings growth comparable to its historical growth rates.

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

     The Company's stock price may be affected by the significant level of short sellers of the Company's stock.
     As of February 10, 2004, the New York Stock Exchange reported that approximately 8.2 million shares of the Company's stock were sold short, which constitutes approximately 49% of the Company's outstanding shares and 73% of its public float, representing one of the largest short interest percentages of any New York Stock Exchange listed company. Short sellers expect to make a profit if the Company's shares decline in value. The Company has been the subject of a negative publicity campaign from several known sources of information who support short sellers. The existence of this short interest position may contribute to volatility in the Company's stock price and may adversely affect the ability of the Company's stock price to rise if market conditions or the Company's performance would otherwise justify a price increase.

     The Company has not been able to increase significantly its employee group membership sales.
     The Company's success in growing membership sales is dependent in part on its ability to market to employee groups. In 2003, group memberships declined to 25% of total memberships at year end compared to 27% at December 31, 2002. Adverse publicity about the Company may affect the Company's ability to market successfully to employee groups, particularly larger groups. There is no assurance that the Company will be able to increase its group business. ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     As of December 31, 2003, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                          Hypothetical change    Estimated fair value
                                                                           in interest rate       after hypothetical
                                                            Fair value    (bp = basis points)   change in interest rate
                                                            ----------    -------------------   -----------------------
                                                                                (Dollars in thousands)
Fixed-maturity investments at December 31, 2003 (1)....      $  27,052      100 bp increase           $  26,009
                                                                            200 bp increase              24,977
                                                                             50 bp decrease              27,451
                                                                            100 bp decrease              27,904


Fixed-maturity investments at December 31, 2002 (1)....      $  16,111      100 bp increase           $  14,740
                                                                            200 bp increase              13,806
                                                                             50 bp decrease              16,310
                                                                            100 bp decrease              16,794



(1) Excluding short-term investments with a fair value of $2.4 million and $2.7 million at December 31, 2003 and 2002, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2003 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.1 million at that date. At December 31, 2002, and based on the fair value of fixed-maturity investments of $16.1 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.3 million at that date. The Company's $11 million increase in fixed-maturity investments from $16.1 million at December 31, 2002 to $27.1 million at December 31, 2003 was primarily from the $10 million increase in daily variable interest rate municipal bonds. The Company's decreased sensitivity to rising interest rates is due to the $1.0 million decrease in long term fixed-maturity corporate obligation investments and a $1 million increase in mid-term U.S. Government investments. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     The Company is exposed to market risk related to changes in interest rates. As of December 31, 2003, the Company had $43.4 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes it to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, interest expense would increase by approximately $400,000. Additionally, the Company had $10.0 million invested in floating rate municipal bonds at year end. Assuming a 100 basis point decrease in interest rates on the bonds, interest income would be reduced by approximately $100,000. As of December 31, 2003, the Company had not entered into any interest rate swap agreements with respect to the term loans or the floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although the Company is exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of the Company's revenues are derived outside of the United States.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants

Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Income - For the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows - For the years ended December 31, 2003,
  2002 and 2001
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

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



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2004



                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts and shares in 000's, except par values)

                                     ASSETS
                                                                                                December 31,
                                                                                          ------------------------
                                                                                             2003          2002
                                                                                          ------------  ----------
Current assets:
  Cash and cash equivalents............................................................   $    21,459   $  20,858
  Available-for-sale investments, at fair value........................................        10,203       3,970
  Membership fees receivable...........................................................         4,575       5,247
  Inventories..........................................................................           857       1,212
  Refundable income taxes..............................................................           331         275
  Deferred member and associate service costs..........................................        14,215      13,639
  Deferred income taxes................................................................         4,894       4,603
                                                                                          ------------  ----------
      Total current assets.............................................................        56,534      49,804
Available-for-sale investments, at fair value..........................................        15,711      11,560
Investments pledged....................................................................         4,253       4,160
Property and equipment, net............................................................        47,004      25,593
Deferred member and associate service costs............................................         2,375       2,991
Other assets...........................................................................         5,135       2,728
                                                                                          ------------  ----------
        Total assets...................................................................   $   131,012   $  96,836
                                                                                          ------------  ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $     9,289   $   8,610
  Deferred revenue and fees............................................................        23,763      22,612
  Current portion of capital leases payable............................................            19          14
  Current portion of notes payable.....................................................        18,953       2,412
  Accounts payable and accrued expenses................................................        16,380      13,498
                                                                                          ------------  ----------
    Total current liabilities..........................................................        68,404      47,146
  Capital leases payable...............................................................         1,687         912
  Notes payable........................................................................        24,468       8,221
  Deferred revenue and fees............................................................         3,330       4,266
  Deferred income taxes................................................................         2,104       1,319
  Other non-current liabilities........................................................         1,445           -
                                                                                          ------------  ----------
      Total liabilities................................................................       101,438      61,864
                                                                                          ------------  ----------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 21,674 and
    23,688 issued at December 31, 2003 and 2002, respectively..........................           217         237
  Capital in excess of par value.......................................................             -      43,219
  Retained earnings....................................................................       127,576      90,254
  Accumulated other comprehensive income...............................................           809         290
  Treasury stock, at cost; 4,852 and 4,852 shares held at
    December 31, 2003 and 2002, respectively...........................................       (99,028)    (99,028)
                                                                                          ------------  ----------
      Total stockholders' equity.......................................................        29,574      34,972
                                                                                          ------------  ----------
        Total liabilities and stockholders' equity.....................................   $   131,012   $  96,836
                                                                                          ------------  ----------


   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2003          2002          2001
                                                                         -------------  ------------- -------------
Revenues:
  Membership fees......................................................  $    330,322   $    308,401  $    263,514
  Associate services...................................................        25,704         37,418        36,485
  Other................................................................         5,287          4,804         3,662
                                                                         -------------  ------------- -------------
                                                                              361,313        350,623       303,661
                                                                         -------------  ------------- -------------
Costs and expenses:
  Membership benefits..................................................       111,165        103,761        87,429
  Commissions..........................................................       115,386        119,371       111,060
  Associate services and direct marketing..............................        28,929         32,566        29,879
  General and administrative...........................................        36,711         33,256        28,243
  Other, net...........................................................         8,546          6,685         5,917
                                                                         -------------  ------------- -------------
                                                                              300,737        295,639       262,528
                                                                         -------------  ------------- -------------
Income from continuing operations before income taxes..................        60,576         54,984        41,133
Provision for income taxes.............................................        20,669         18,970        13,519
                                                                         -------------  ------------- -------------
Income from continuing operations......................................        39,907         36,014        27,614
Loss from operations of discontinued UFL segment (net of
  applicable income tax benefit of $0).................................             -              -          (504)
                                                                         -------------  ------------- -------------
Net income.............................................................  $     39,907   $     36,014  $     27,110
                                                                         -------------  ------------- -------------

Basic earnings per common share from continuing operations.............  $      2.28    $      1.83   $      1.28
Basic earnings per common share from discontinued operations...........         -              -             (.02)
                                                                         -------------  ------------- -------------
Basic earnings per common share........................................  $      2.28    $      1.83   $      1.26
                                                                         -------------  ------------- -------------

Diluted earnings per common share from continuing operations...........  $      2.27    $      1.82   $      1.28
Diluted earnings per common share from discontinued operations.........         -              -             (.02)
                                                                         -------------  ------------- -------------
Diluted earnings per common share......................................  $      2.27    $      1.82   $      1.26
                                                                         -------------  ------------- -------------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                                                                     Year Ended December 31,
                                                                                ---------------------------------
                                                                                  2003        2002         2001
                                                                                ---------   ---------   ---------
Cash flows from operating activities:
Net income..................................................................    $ 39,907    $ 36,014    $ 27,110
Adjustments to reconcile net income to net cash provided by operating activities:
  Loss from UFL's discontinued operations...................................           -           -         504
  Provision (benefit) for deferred income taxes.............................         288         102      (1,314)
  Depreciation and amortization.............................................       7,082       5,272       4,135
  Tax benefit on exercise of stock options..................................         234       1,104          82
  Compensation expense relating to contribution of stock to ESOP............         220         207         162
  Decrease (increase) in accrued Membership income..........................         672         225        (909)
  Decrease (increase) in inventories........................................         355        (290)        620
  (Increase) in refundable income taxes.....................................         (56)       (275)          -
  Decrease (increase) in deferred member and associate service costs........          40         505      (3,016)
  (Increase) decrease in other assets.......................................      (2,407)      3,234         614
  Increase in accrued Membership benefits...................................         679         946         833
  Increase in deferred revenue and fees.....................................         215       1,827       3,838
  Increase in other non-current liabilities.................................       1,445           -           -
  (Decrease) increase in income taxes payable...............................           -      (1,087)        327
  Increase in accounts payable and accrued expenses and other...............       3,019       4,289       4,815
                                                                                ---------   ---------   ---------
    Net cash provided by operating activities...............................      51,693      52,073      37,801
                                                                                ---------   ---------   ---------

Cash flows from investing activities:
  Proceeds from sale of UFL.................................................           -           -       1,200
  Dividends received from UFL...............................................           -           -       2,800
  Additions to property and equipment.......................................     (27,012)    (15,184)     (8,326)
  Purchases of investments - available for sale.............................     (15,695)    (12,280)    (12,642)
  Maturities and sales of investments - available for sale..................       5,806      16,390      10,005
                                                                                ---------   ---------   ---------
    Net cash used in investing activities...................................     (36,901)    (11,074)     (6,963)
                                                                                ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of debt............................................      42,700      12,300           -
  Repayments of debt........................................................      (9,912)     (1,667)          -
  Proceeds from exercise of stock options...................................       2,014       5,088       1,022
  Purchases of treasury stock...............................................     (48,292)    (50,152)    (28,213)
  Proceeds from other financing.............................................       1,000           -           -
  Decrease in capital lease obligations.....................................      (1,701)          -        (223)
                                                                                ---------   ---------   ---------
    Net cash used in financing activities...................................     (14,191)    (34,431)    (27,414)
                                                                                ---------   ---------   ---------
Net increase in cash and cash equivalents...................................         601       6,568       3,424
Cash and cash equivalents at beginning of year..............................      20,858      14,290      10,866
                                                                                ---------   ---------   ---------
Cash and cash equivalents at end of year....................................    $ 21,459    $ 20,858    $ 14,290
                                                                                ---------   ---------   ---------
Supplemental disclosure of cash flow information:
  Net cash used in discontinued operations..................................    $      -    $      -    $   (704)
                                                                                ---------   ---------   ---------
  Cash paid for interest, net of amount capitalized.........................    $     78    $      -    $      2
                                                                                ---------   ---------   ---------
  Cash paid for income taxes................................................    $ 20,200    $ 19,116    $ 12,700
                                                                                ---------   ---------   ---------
  Non-cash activities - capital lease obligations incurred..................    $  2,481    $    926    $      -
                                                                                ---------   ---------   ---------


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       (Amounts and shares in 000's, except dividend rates and par values)

                                                                                    Accumulated
                                                            Capital in                 Other
                                            Common Stock     Excess of   Retained   Comprehensive    Treasury Stock
                                          Shares    Amount   Par Value   Earnings  Income (Loss)1    Shares  Amount      Total
                                          -------   -------  --------    --------  ---------------   -----   ---------   -------
January 1, 2001                            24,740   $   247  $ 64,958    $ 27,130   $        (108)   2,480   $(50,460)   $41,767
  Contributed to Company's ESOP plan.           6         -       162           -               -        -          -        162
  Exercise of stock options and other          60         1     1,021           -               -        -          -      1,022
  Income tax benefit related to exercise
    of stock options.................           -         -        82           -               -        -          -         82
  Net income.........................           -         -         -      27,110               -        -          -     27,110
  Other comprehensive income.........           -         -         -           -             294        -          -        294
  Treasury shares purchased..........           -         -         -           -               -    1,509    (28,213)   (28,213)
                                          -------   -------  --------    --------  ---------------   -----   ---------   -------
December 31, 2001                          24,806       248    66,223      54,240             186    3,989    (78,673)    42,224
  Contributed to Company's ESOP plan.          10         -       207           -               -        -          -        207
  Exercise of stock options and other         314         3     5,085           -               -        -          -      5,088
  Income tax benefit related to exercise
    of stock options.................           -         -     1,104           -               -        -          -      1,104
  Subscriptions receivable retired (net
    of additional advances of $489 and
    interest recognized of $85)......           -         -       383           -               -        -          -        383
  Net income.........................           -         -         -      36,014               -        -          -     36,014
  Other comprehensive income.........           -         -         -           -             104        -          -        104
  Treasury shares purchased..........           -         -         -           -               -    2,305    (50,152)   (50,152)
  Treasury shares retired............      (1,442)      (14)  (29,783)          -               -   (1,442)    29,797          -
                                          -------   -------  --------    --------  ---------------   -----   ---------   -------
December 31, 2002                          23,688       237    43,219      90,254             290    4,852    (99,028)    34,972
  Contributed to Company's ESOP plan.           8         -       220           -               -        -          -        220
  Exercise of stock options and other         105         -     2,014           -               -        -          -      2,014
  Income tax benefit related to exercise                                                        -
    of stock options.................           -         -       234           -                        -          -        234
  Net income.........................           -         -         -      39,907               -        -          -     39,907
  Other comprehensive income.........           -         -         -           -             519        -          -        519
  Treasury shares purchased..........           -         -         -           -               -    2,127    (48,292)   (48,292)
  Treasury shares retired............      (2,127)      (20)  (45,687)     (2,585)              -   (2,127)    48,292          -
                                          -------   -------  --------    --------  ---------------   -----   ---------   -------
December 31, 2003....................      21,674   $   217  $      -    $127,576   $         809    4,852   $(99,028)   $29,574
                                          -------   -------  --------    --------  ---------------   -----   ---------   -------


                         (1) Other Comprehensive Income                             Year Ended December 31,
                                                                                 ------------------------------
                                                                                   2003       2002      2001
                                                                                 --------- ---------  ---------
Net income....................................................................   $  39,907 $  36,014  $  27,110
                                                                                 --------- ---------  ---------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment.....................................         137        85         (7)
                                                                                 --------- ---------  ---------
  Unrealized gains on investments:
    Unrealized holding gains arising during period,...........................         469        75        299
      Less: reclassification adjustment for (gains) losses included in net             (87)      (56)         2
                                                                                 --------- ---------  ---------
  income......................................................................
                                                                                       382        19        301
                                                                                 --------- ---------  ---------
Other comprehensive income, net of income taxes of $206, $11 and $162 in 2003,
  2002 and 2001, respectively.................................................         519       104        294
                                                                                 --------- ---------  ---------
Comprehensive income..........................................................   $  40,426 $  36,118  $  27,404
                                                                                 --------- ---------  ---------

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


Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Parent") and subsidiaries (collectively, the "Company") develops and markets legal service plans (referred to as "Memberships"). The Memberships sold by the Company allow members to access legal services through a network of independent law firms ("provider law firms") under contract with the Company. During the third quarter of 2003, the Company began offering its Identity Theft Shield to new and existing members at $9.95 per month if added to a legal service Membership or it may be purchased separately for $12.95 per month. The nationwide provider of the Identity Theft Shield benefits and the Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by the Company to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to the Company in managing claims risk. At December 31, 2003, Memberships subject to the provider law firm arrangement comprised approximately 99% of the Company's active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 5% of Members have elected to pay their fees in advance on an annual or semi-annual basis. At December 31, 2003, the Company had 1,418,997 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of the Memberships were in 29 states. The
Memberships are marketed by an independent sales force referred to as "associates".

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

     Fair Value of Financial Instruments
     The Company's financial instruments consist primarily of cash, certificates of deposit, short-term investments, debt and equity securities, Membership fees receivable, Membership benefits payable, notes payable and accounts payable and accrued expenses. Fair value estimates have been determined by the Company, using available market information and appropriate valuation methodologies. The carrying value of cash, certificates of deposit, Membership fees receivable, Membership benefits payable and accounts payable and accrued expenses are considered to be representative of their respective fair value, due to the short term nature of these instruments. The carrying value of notes payable is considered to be representative of their respective fair value, due to the variable interest rate feature of such notes. The fair value disclosures relating to debt and equity securities are presented in Note 3.

     Cash and Cash Equivalents
     The  Company  considers  all  highly  liquid  unpledged   investments  with
maturities of three months or less at time of acquisition to be cash equivalents. The Company maintains its cash balances in financial institutions, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

     Membership fees receivable
     The Company's Membership fees receivable consists of amounts due from members for services provided pursuant to their Membership contract. Membership fees are principally collected on a monthly basis. Membership fees receivable is a result of a portion of members, mostly group members, who pay their Membership fees in arrears and are recorded at amounts due under the terms of the Membership agreement. An allowance for doubtful accounts is not necessary as the recorded amount is adjusted to net realizable value at period-end based on the Company's historical experience and the short period of time after period-end in which the accounts will be collected.

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

     Revenue recognition - Membership and Associate Fees
     The Company's principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis, of which approximately 73% are paid in advance and, therefore, are deferred and recognized over the following month.

     The Company also charges new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). The Company computes the expected Membership life using more than 20 years of actuarial data. At December 31, 2003, management computed the expected Membership life to be approximately 3 years. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     The Company derives revenues from services provided to its marketing sales force from a one-time non-refundable enrollment fee of $65 from each new sales associate for which the Company provides initial sales and marketing supplies and enrollment services to the associate. Revenue from, and costs of, the initial sales and marketing supplies (approximately $11) are recognized when the materials are delivered to the associates. The remaining $54 of revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2003 is estimated to be approximately six months. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, the deferred revenue and related costs will be recognized over the new estimated active service period.

     The Company also encourages participation in a training program ("Fast Start") that allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this training program typically pay a fee ranging from $34 to $184, depending on special promotions the Company implements from time to time. The fee covers the additional training and materials used in the training program, and is recognized in income upon completion of the training. Associate services revenue also includes revenue recognized on the sale of marketing supplies and promotional material to associates and includes fees related to the Company's eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal e-mail account and multiple personalized web sites with "flash" movie presentations.

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

     Membership Benefits Liability
     The  Membership  benefits  liability  represents per capita amounts due the provider of Identity Theft Shield benefits and provider law firms on approximately 99% of the Memberships and claims reported but not paid and actuarially estimated claims incurred but not reported on the remaining non-provider Memberships which represent approximately 1%. The Company calculates the benefit liability on the non-provider Memberships based on completion factors that consider historical claims experience based on the dates that claims are incurred, reported to the Company and subsequently paid. Processing costs related to these claims are accrued based on an estimate of expenses to process such claims.

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

     Commissions to Associates
     Prior to March 1, 2002, the Company had a level Membership commission schedule of approximately 27% of Membership fees and advanced the equivalent of up to three years of commissions on new Membership sales. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, the Company returned to a differential commission structure with rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate's sales organization. Beginning in August 2003, the Company allowed the associate to choose between the level commission structure and up to three year commission advance or the differential commission structure with a one year commission advance.

     The Company expenses advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, the Company's advance commission expenses are recorded in the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. Associates must qualify for advance commissions by writing at least three Memberships.

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

     Stock-Based Compensation
     The Company has a stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                 2003        2002         2001
                                                                               ---------   ---------    ---------
Net income, as reported...................................................     $ 39,907    $ 36,014     $ 27,110
Deduct:  Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects........         (860)     (3,201)      (2,471)
                                                                               ---------   ---------    ---------
Pro forma net income......................................................     $ 39,047    $ 32,813     $ 24,639
                                                                               ---------   ---------    ---------

Earnings per share:
    Basic - as reported...................................................     $   2.28    $   1.83     $   1.26
    Basic - pro forma.....................................................     $   2.23    $   1.67     $   1.15
    Diluted - as reported.................................................     $   2.27    $   1.82     $   1.26
    Diluted - pro forma...................................................     $   2.22    $   1.66     $   1.14


     The estimated fair value of options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free interest rate of 2.38% for 2003, 3.06% for 2002 and 4.09% for 2001; expected life of 3-5 years; and expected volatility for the years ending December 31, 2003, 2002 and 2001 were 55.9%, 59.3% and 63.1%, respectively. Using these assumptions, the weighted average fair values at date of grant for options granted during 2003, 2002 and 2001 were $8.63, $9.86 and $8.58, respectively.

     The exercise of certain stock options which have been granted gives rise to compensation which is includable in the taxable income of the option grantee and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options, and in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are recorded in capital in excess of par value.

     Incentive awards payable
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period. The incentive awards payable at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. Changes to any of these assumptions would directly affect the amount accrued but the Company does not expect any of the significant trends impacting this account to change significantly in the near term.

     Legal Contingencies
     The Company accounts for legal contingencies in accordance with SFAS 5, Accounting for Contingencies, which requires that a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of the Company's lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and the Company does not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon the Company's financial condition, operating results or cash flows in particular quarterly or annual periods.


     Segment Information
     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosures about products and services and geographic areas are presented in Note 16.

     New Accounting Standards Issued
     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the consolidated balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on its financial reporting and disclosures.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46, as revised by FIN 46 (R), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The Company has not created or obtained an interest in any VIEs in 2003. In addition, the interpretation becomes applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of December 31, 2003, the company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to March 31, 2004. The Company has determined the adoption of the provisions of FIN 46 will not have a material effect on its financial condition or results of operations.

     In November 2003, the Emerging Issues Task Force or EITF of the FASB reached a consensus on one issue with respect to EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," thereby requiring certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Adoption of EITF Issue 03-1, which was effective for us on December 31, 2003, did not have a material impact on the Company's financial position, results of operations or cash flows. The required disclosures have been included in Note 3 to the consolidated financial statements.

     In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) related to multiple element revenue arrangements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company does not expect the issuance of SAB No. 104 to significantly impact its current revenue recognition policies.


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

                                                                              Year Ended
                                                                             December 31,
                                                                                 2001
                                                                             ------------
Revenues...............................................................      $   1,703
                                                                             ------------
Loss from discontinued operations, net of tax benefit of $0............      $    (504)
                                                                             ------------


Note 3 - Investments

     A summary of the amortized cost, unrealized gains and losses and fair values of the Company's investments at December 31, 2003 and 2002 follows:

                                                                         December 31, 2003
                                                        --------------------------------------------------
                                                        Amortized        Gross Unrealized          Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
                                                        -----------    --------     --------    ----------
U.S. Government obligations........................      $   7,086     $   155      $   (45)    $   7,196
Corporate obligations..............................          4,388         337          (14)        4,711
Equity securities..................................            417         322            -           739
Obligations of state and political subdivisions....         14,968         203          (25)       15,146
Certificates of deposit............................          2,375           -            -         2,375
                                                        -----------    --------     --------    ----------
Total..............................................      $  29,234     $ 1,017      $   (84)    $  30,167
                                                        -----------    --------     --------    ----------


                                                                         December 31, 2002
                                                        --------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
                                                        -----------    --------     --------    ----------
U.S. Government obligations........................      $   5,915     $   276      $     -     $   6,191
Corporate obligations..............................          5,540          88          (83)        5,545
Equity securities..................................            917           5          (56)          866
Obligations of state and political subdivisions....          4,260         120           (5)        4,375
Certificates of deposit............................          2,713           -            -         2,713
                                                        -----------    --------     --------    ----------
Total..............................................      $  19,345     $   489      $  (144)    $  19,690
                                                        -----------    --------     --------    ----------

     In determining whether declines in the fair value of available-for-sale securities below their cost are other than temporary, management considers the financial condition of the issuer, causes for the decline in fair value (i.e., interest rate fluctuations or declines in creditworthiness) and severity and duration of the decline, among other things. The following table presents gross unrealized losses and fair value, aggregated by investment category for investments with unrealized losses that have not been recognized as other than temporary. All individual securities have been in a continuous unrealized loss position less than 12 months at December 31, 2003:

                                                                                         Gross
                                                                                      Unrealized
                                                                        Fair Value      Losses
                                                                        ----------    -----------
                 U. S. Government obligations.......................     $   3,534     $     (45)
                 Corporate obligations..............................         1,013           (14)
                 Obligations of state and political subdivisions....           763           (25)
                                                                        ----------    -----------
                 Total..............................................     $   5,310     $     (84)
                                                                        ----------    -----------



     The contractual maturities of the Company's available-for-sale investments in debt securities and certificates of deposit at December 31, 2003 by maturity date follows:

                                                                        Amortized
                                                                           Cost        Fair Value
                                                                        ----------     ----------
                 One year or less...................................     $   2,559     $   2,567
                 Two years through five years.......................         2,361         2,530
                 Six years through ten years........................         6,603         6,680
                 More than ten years................................        17,294        17,650
                                                                        ----------     ----------
                 Total..............................................     $  28,817     $  29,427
                                                                        ----------     ----------

     The Company's investment securities are included in the accompanying consolidated balance sheets at December 31, 2003 and 2002 as follows:

                                                                              December 31,
                                                                         -----------------------
                                                                           2003          2002
                                                                         ---------     ---------
                 Available-for-sale investments (current)...........     $  10,203     $   3,970
                 Available-for-sale investments (non-current).......        15,711        11,560
                 Investments pledged................................         4,253         4,160
                                                                         ---------     ---------
                 Total..............................................     $  30,167     $  19,690
                                                                         ---------     ---------

     The Company is required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

                                                                              December 31,
                                                                         -----------------------
                                                                           2003          2002
                                                                         ---------     ---------
                 Certificates of deposit............................     $   2,375     $   2,243
                 Obligation of state and political subdivisions.....           136           139
                 U. S. Government obligations.......................         1,742         1,778
                                                                         ---------     ---------
                 Total..............................................     $   4,253     $   4,160
                                                                         ---------     ---------


     Proceeds from sales of investments during 2003 and 2002 were $4.7 million and $7.6 million and resulted in gross realized gains of $154,000 and $95,000 and gross realized losses of $19,000 and $9,000. Sales of investments during 2001 were not significant.


Note 4 - Property and Equipment

         Property and equipment is comprised of the following:

                                                                Estimated         December 31,
                                                               Useful Life     2003         2002
                                                               ------------  ----------  ----------
                 Equipment, furniture and fixtures..........     3-10 years  $  26,109   $  17,696
                 Computer software..........................        3 years      8,370       6,585
                 Building and improvements..................    20-40 years     31,107       3,185
                 Automotive.................................        3 years        188         171
                 Construction in progress...................            N/A      3,002      12,649
                 Land.......................................            N/A        170         170
                                                               ------------  ----------  ----------
                                                                                68,946      40,456
                 Accumulated depreciation.................................     (21,942)    (14,863)
                                                                             ----------  ----------
                 Property and equipment, net..............................   $  47,004   $  25,593
                                                                             ----------  ----------

     Construction  in  progress  includes  all  construction  costs,   including
capitalized interest on funds borrowed, associated with the portion of the Company's new corporate headquarters not placed in service prior to December 31, 2003. Capitalized interest on funds borrowed was $586,000 during 2003 and $120,000 during 2002. No interest was capitalized in 2001.


Note 5 - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses are comprised of the following:

                                                                              December 31,
                                                                        -----------------------
                                                                           2003          2002
                                                                        ---------     ---------
                 Accounts payable...................................    $   4,875     $   3,340
                 Marketing bonuses payable..........................        1,049         1,201
                 Incentive awards payable...........................        4,453         3,345
                 Litigation accrual.................................        3,263         3,290
                 Other..............................................        2,740         2,322
                                                                        ---------     ---------
                 Total..............................................    $  16,380     $  13,498
                                                                        ---------     ---------


     The Company's litigation accrual increased from $1.7 million at December 31, 2000 to $2.0 million at December 31, 2001 reflecting an additional accrual of $1.7 million and a settlement payment of $1.4 million during 2001. Due to increased litigation during 2002 (See Note 12), the Company increased the accrual by $1.3 million to $3.3 million at December 31, 2002 and only insignificant changes occurred during 2003.


Note 6 - Notes Payable

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and is repayable beginning December 31, 2003 in monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, the Company's rights to receive Membership fees on a portion of its Memberships and by a security interest covering all equipment. The interest rate at December 31, 2003 was 3.42% for the real estate loan and the real estate loan agreement provides for the same financial covenants described below for the 2003 $25 million credit facility.

     During the 2003 third quarter, the Company arranged $25 million in additional financing from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003. The financing provided up to $25 million for treasury stock purchases with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR Rate plus three percent, adjusted monthly. The interest rate at December 31, 2003 was 4.17% for the treasury stock loan. The loan is primarily collateralized by the Company's rights to receive Membership fees on a portion of its Memberships and a pledge of the stock of its subsidiaries. The definitive agreement contains covenants similar to those in the Company's previous line of credit, including provisions prohibiting the Company from pledging assets, incurring additional indebtedness and selling assets. The loan agreement also prohibits the Company from purchasing treasury stock with any funds other than the $25 million loan proceeds until the loan is repaid. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be the chairman and Chief Executive Officer of the Company for 90 days. Pre-payment of the loan is permitted.

     The loan agreements contain the following financial covenants: (a) the Company's quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 125%; (b) the Company's cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a monthly basis, (c) the Company shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis, (d) commencing December 31, 2003 and for each quarter thereafter Net Worth shall increase by the amount as of September 30, 2003 minus the amount of stock repurchased since the date of the loan plus 50% of quarterly net income and shall not fall below zero, and (e) the Company's dividends to shareholders, if declared, are limited to $1.8 million per quarter.

         A schedule of outstanding balances and future maturities as of December 31, 2003 follows:

Real estate line of credit.................    $      19,810
Stock purchase line of credit..............           23,611
                                              ----------------
Total notes payable........................           43,421
Less: Current portion of notes payable.....          (18,953)
Long term portion..........................   ----------------
                                               $      24,468
                                              ----------------

Repayment Schedule commencing January 2004:
Year 1.....................................    $      18,953
Year 2.....................................            9,230
Year 3.....................................            2,286
Year 4.....................................            2,286
Year 5.....................................           10,666
Total notes payable........................   ----------------
                                               $      43,421
                                              ----------------

Note 7 - Income Taxes

         The provision (benefit) for income taxes consists of the following:

                                                                    Year Ended December 31,
                                                                ----------------------------------
                                                                 2003         2002          2001
                                                                ---------   ---------     --------
                 Current....................................      20,381      18,868       14,833
                 Deferred...................................         288         102       (1,314)
                                                                ---------   ---------     --------
                   Total provision for income taxes.........    $ 20,669    $ 18,970     $ 13,519
                                                                ---------   ---------     --------


     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                                    Year Ended December 31,
                                                                  2003        2002          2001
                                                                ---------   ---------     --------
                 Statutory Federal income tax rate..........      35.0%       35.0%        35.0%
                 Change in valuation allowance..............       -           -            (.8)
                 Tax exempt interest........................       (.1)        (.1)         (.1)
                 Wage tax credits...........................       (.5)        (.4)         (.5)
                 Other......................................       (.3)        -            (.7)
                                                                ---------   ---------     --------
                 Effective income tax rate..................      34.1%       34.5%        32.9%
                                                                ---------   ---------     --------



         Deferred tax liabilities and assets at December 31, 2003 and 2002 are comprised of the following:

                                                                            December 31,
                                                                       -----------------------
                                                                          2003        2002
                                                                       ----------- -----------
                 Deferred tax liabilities:
                   Unrealized investment gains, net.................   $      326  $      121
                   Deferred member and associate service costs......        6,337       5,821
                   Depreciation.....................................        2,695       1,735
                                                                       ----------- -----------
                      Total deferred tax liabilities................        9,358       7,677
                                                                       ----------- -----------
                 Deferred tax assets:
                   Expenses not yet deducted for tax purposes.......        1,798       1,152
                   Deferred revenue and fees........................       10,350       9,407
                   Net operating loss carryforward..................            -         402
                                                                       ----------- -----------
                      Total deferred tax assets.....................       12,148      10,961
                                                                       ----------- -----------
                   Net deferred tax asset...........................    $   2,790   $   3,284
                                                                       ----------- -----------


     The Company's deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2003 and 2002 as follows.

                                                                              December 31,
                                                                         -----------------------
                                                                           2003          2002
                                                                         ----------- -----------
                 Deferred income taxes (current asset)..............     $   4,894     $   4,603
                 Deferred income taxes (non-current liability)......        (2,104)       (1,319)
                                                                         ----------- -----------
                 Net deferred tax asset.............................     $   2,790     $   3,284
                                                                         ----------- -----------


Note 8 - Stockholders' Equity

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 8,000,000 shares during subsequent board meetings. At December 31, 2003, the Company had purchased 7.6 million treasury shares under these authorizations for $173.4 million, an average price of $22.74 per share.

     The Company has lines of credit (see Note 6) which prohibit payment of cash dividends on its common stock in excess of $1.8 million per quarter. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition, capital requirements and approval from its lender for any dividends in excess of $1.8 million per quarter. In addition, the Company's ability to pay dividends is dependent in part on its ability to derive dividends from its subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years' net profits. During 2002, PPLCI declared and paid a $6 million dividend to the Company. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 2003, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. While PPLCI had approximately $3.5 million in surplus funds available for payment of an ordinary dividend in December 2002, no such dividend was declared or paid during 2003. At December 31, 2003 PPLCI had approximately $750,000 available for payment of an ordinary dividend. At December 31, 2003 the amount of restricted net assets of consolidated subsidiaries was $16.7 million.


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

                                                                                 2003        2002
                                                                               --------    --------
Foreign currency translation adjustments..................................     $   203     $    66
Unrealized gains on investments, net of income taxes of $326 and $121.....         606         224
                                                                               --------    --------
  Accumulated other comprehensive income..................................     $   809     $   290
                                                                               --------    --------

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

     Agency's financial position and results of operations are included in the Company's financial statements on a combined basis. Agency earned commissions, net of amounts paid directly to its agents by the underwriter, during 2003, 2002 and 2001 of $119,000, $138,000 and $121,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had net income of $20,000, $33,000 and $16,000 for the years ended December 31, 2003, 2002 and 2001, respectively after incurring commissions earned by the Chairman of $57,000, $58,000 and $57,000, respectively, and annual management fees paid to the Company of $36,000 for 2003, 2002 and 2001.

     Mr. Stonecipher and his wife, Shirley A. Stonecipher, own Stonecipher Aviation LLC ("SA") and Mr. and Mrs. Stonecipher together with Wilburn L. Smith, National Marketing Director and formerly President and a director of the Company, own S & S Aviation LLC ("S&SA"). The Company has agreed to reimburse SA and S&SA for certain expenses pertaining to trips made by Company personnel for Company business purposes using aircraft owned by SA and S&SA. Such reimbursement represents the pro rata portion of direct operating expenses, such as fuel, maintenance, pilot fees and landing fees, incurred in connection with such aircraft based on the relative number of flights taken for Company business purposes versus the number of other flights during the applicable period. No reimbursement is made for depreciation, capital expenditures or improvements relating to such aircraft. During 2003, 2002 and 2001, the Company paid $307,000, $397,000 and $214,000, respectively, to SA and paid $592,000, $436,000 and $355,000 to S&SA during 2003, 2002 and 2001, respectively, as reimbursement for such transportation expenses.

     Mr. Smith had loans from the Company made in December 1992, December 1996 and October 1998. The largest aggregate balance of the loans during the year ended December 31, 2002 was $521,000. These loans were fully repaid during 2002 including interest of $24,100. Mr. Smith also owns corporations or partnerships not affiliated with the Company but engaged in the marketing of the Company's legal service Memberships and which earn commissions from sales of Memberships. These entities earned commissions of $15,000, $15,000 and $18,000 during 2003, 2002 and 2001, respectively, of which $6,000, $9,000 and $10,000, respectively, was passed through as commissions to their sales agents.

     Randy Harp, Chief Operating Officer and a director of the Company, had loans from the Company made in 2000 and 2002, including an advance of $489,000 during 2002. These loans were fully repaid during 2002 including interest of $105,200.

     John W. Hail, a director of the Company, served as Executive Vice President, Director and Agency Director of the Company from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was the exclusive marketing agent of the Company from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and the Company entered into during the period in which Mr. Hail was an executive officer of the Company, Mr. Hail receives override commissions from renewals of certain Memberships initially sold by the Company during such period. During 2003, 2002 and 2001, such override commissions on renewals totaled $81,000, $87,000 and $92,000, respectively. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with the Company, including TVC Marketing, Inc., but which were engaged in the marketing of the Company's legal service Memberships and which earn renewal commissions from Memberships previously sold. These entities earned renewal commissions of $552,000, $526,000 and $543,000 during 2003, 2002 and 2001, respectively, of which $300,000, $266,000 and
$294,000, respectively, was passed through as commissions to their sales agents.

     During the 2003 third quarter, the Company terminated a marketing services agreement with Eric Worre, a senior marketing associate, and commenced an action in the District Court of Pontotoc County, Oklahoma alleging breach of contract and seeking to collect $1.4 million in outstanding notes receivable arising from loans made by the Company at various times between 1998 and 2001. Due to uncertainties about the full recoverability of these notes, the Company recorded bad debt expense of $515,000 in 2003 to write down the notes to the Company's current estimate of their recoverable value. Depending on future developments in the litigation, it is possible that a write off of all or a portion of the remaining $867,000 of notes receivable may be necessary.


Note 11 - Leases

     At December 31, 2003, the Company was committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $93,000, $174,000 and $142,000 in 2003, 2002 and 2001, respectively.

     Future  commitments   commencing  January  2004  related  to  noncancelable
operating leases are as follows:

Year Ended December 31,
2004...............................................     $      67
2005...............................................            67
2006...............................................            67
2007...............................................            66
2008...............................................            44
Total operating lease commitments..................    ------------
                                                        $     311
                                                       ------------

     Future minimum lease payments commencing in January 2004 related to capital leases are as follows:

Year Ended December 31,
2004...............................................     $      67
2005...............................................           862
2006...............................................            71
2007...............................................            71
2008...............................................            71
Thereafter.........................................         1,479
                                                        ----------
Total minimum lease payments.......................         2,621
Less: Imputed interest.............................          (915)
                                                        ----------
Present value of net minimum lease payments........         1,706
Less: Current portion..............................           (19)
                                                        ----------
Non current portion of capital leases payable......     $   1,687
                                                        ----------


     The Company entered into two capital leases near the end of 2002 and one early in 2003 to acquire equipment and buildings. These capital leases expire at various dates through 2032. The capital lease assets are included in property and equipment as follows at December 31, 2003.


             Equipment, furniture and fixtures..................     $   2,094
             Buildings and improvements.........................           314
                                                                         2,408
             Less: accumulated amortization.....................          (519)
                                                                 -------------
             Net capital lease assets...........................     $   1,889
                                                                 --------------



Note 12 - Commitments and Contingencies

     The Company and various of its executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that the Company issued false and misleading financial information, primarily related to the method the Company used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted the Company's motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of December 31, 2003, the briefing in the appeal had been completed. On January 14, 2004 oral argument was held in the appeal. The Company is unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2003, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of December 31, 2003, as a result of dismissals or settlements for nominal amounts, the Company was aware of approximately 25 separate lawsuits involving approximately 98 plaintiffs that have been filed in multiple counties in Alabama. As of February 27, 2004, there were approximately 80 named plaintiffs in approximately 25 cases pending in Alabama. In February 2004, the claims of several additional plaintiffs in one of the cases were dismissed on summary judgment in the Company's favor. As of December 31, 2003, the Company was aware of 18 separate lawsuits involving approximately 432 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name the Company's provider attorney in Mississippi as a defendant. Proceedings in several of the eleven cases which name the Company's provider attorney as a defendant have been stayed pending the Mississippi Supreme Court's ruling on the Pre-Paid defendants' appeal of a trial court's granting of a partial summary judgment that the action is not required to be submitted to arbitration. At least three complaints have been filed by the law firm representing plaintiffs in eleven of the cases on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002, December 2002 and August 2003. The Company has responded to the Attorney General's requests for information with respect to these complaints, and as of December 31, 2003, the Company was not aware of any further actions being taken by the Attorney General. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the Company's Membership agreements, and has appealed the state court rulings in favor of certain of the plaintiffs on the arbitration issue to the Mississippi Supreme Court. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings beginning in Alabama in April 2004, and in Mississippi in May 2004, and seek varying amounts of actual and punitive damages. While the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against the Company and certain of its officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to the Company's Memberships and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid Membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. There have been no material developments in this case since the June 17, 2003 Court of Appeals decision. The ultimate outcome of this case is not determinable.

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action was originally a putative class action brought by Gina Kotwitz, later adding, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren, on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with the Company's commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates, including a request stated in June 2003 for the imposition of a constructive trust as to earned commissions applied to the reduction of debit balances and disgorgement of all earned renewal commissions applied to the reduction of debit balances. On September 23, 2003 the court entered an order dismissing the class action allegations upon the motion of the plaintiffs. The order provides that the action will proceed only on an individual basis, and that the hearing on plaintiffs' motion for class certification previously set for February 2004 was cancelled. The Company has filed a motion for summary judgment, which was pending as of December 31, 2003. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Pre-Paid defendants filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002, and discovery in the action was stayed pending a ruling on the motion to dismiss. On July 24, 2003, the Court granted in part and denied in part the Pre-Paid defendants' motion to dismiss. The claims asserted under the Securities Exchange Act of 1934 and the Oklahoma Securities Act were dismissed without prejudice. The motion was denied as to the remaining claims. On July 23, 2003, the Court denied the motion to strike class action allegations at that time. The case is in the process of completion of class certification briefing currently scheduled to be concluded May 5, 2004, after which time the Court will make a determination as to whether the case may proceed as a class action. The ultimate outcome of this case is not determinable.

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

     On January 30, 2003, the Company announced that it had received a subpoena from the office of the United States Attorney for the Southern District of New York requesting information relating to trading activities in the Company's stock in advance of the January 2003 announcement of recruiting and Membership production results for the fourth quarter of 2002. The Company also received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the same subject and requesting that the Company voluntarily provide certain information. The Company has and will continue to respond to any such requests, the last of which occurred in July 2003. As of February 27, 2004, the Company was not aware of any further inquiries in either of these matters. The ultimate outcome of these matters is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense in the consolidated statements of income. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2003 was $3.3 million. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon the Company's financial condition, operating results or cash flows in particular quarterly or annual periods.

     The Company constructed a new corporate office complex which was substantially completed near the end of 2003. Costs incurred through December 31, 2003 of approximately $30.7 million, including approximately $706,000 of capitalized interest costs, have been paid from existing resources and the real estate line of credit. The Company entered into construction contracts in the amount of $28.9 million with the general contractor pertaining to the new office complex and expected remaining costs related to these contracts from January 1, 2004 are estimated at approximately $3.1 million and will be funded from existing resources and cash flow from operations.

     Near the end of 2002, the Company committed to acquire significant new computer hardware to supplement its current information technology platform and provide redundancy for its critical business systems. The Company paid approximately $1.6 million in 2003 and received a $1 million vendor rebate during 2003 as a result of this commitment. The commitment calls for the Company to expend approximately $800,000 in 2005.


Note 13 - Stock Options, Stock Ownership Plan and Benefit Plan

     The Company has a stock option plan (the "Plan") under which the Board of Directors (the "Board") or its Stock Option Committee (the "Committee") may grant options to purchase shares of the Company's common stock. The Plan permits the granting of options to directors, officers and employees of the Company to purchase the Company's common stock at not less than the fair value at the time the options are granted. The Plan provides for option grants to acquire up to 3,000,000 shares and permits the granting of incentive stock options as defined under Section 422 of the Internal Revenue Code at an exercise price for each option equal to the market price of the Company's common stock on the date of the grant and a maximum term of 10 years. Options not qualifying as incentive stock options under the Plan have a maximum term of 15 years. The Board or Committee determines vesting of options granted under the Plan. No options may be granted under the Plan after December 12, 2005.

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

     Also  included  below  are  stock  options  that  have  been  issued to the
Company's Regional Vice Presidents ("RVPs") in order to encourage stock ownership by its RVPs and to increase the proprietary interest of such persons in its growth and financial success. These options have been granted periodically to RVPs since 1996. Options are granted at fair market value at the date of the grant and are generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There were 106,002, 244,679 and 131,288 total options granted to RVPs in the years ended December 31, 2003, 2002 and 2001, respectively. The Company has not adopted any limit for the number of options that may be granted to RVPs.

     A summary of the status of the Company's total stock option activity as of December 31, 2003, 2002 and 2001, and for the years ended on those dates is presented below:

                                                 2003                       2002                      2001
                                          ---------------------     ----------------------     ----------------------
                                                      Weighted                  Weighted                  Weighted
                                                       Average                  Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                          Shares        Price        Shares       Price        Shares       Price
                                          -----------  ---------     -----------  --------     -----------  ---------
Outstanding at beginning of year.....      1,498,392   $  26.09       1,336,636   $  25.09      1,199,086   $  29.06
Granted..............................        153,502      20.99         499,679      22.54        443,288      17.64
Exercised............................       (105,514)     25.42        (329,229)     16.73        (43,175)     20.77
Terminated...........................       (270,881)     35.45          (8,694)     23.31       (262,563)     32.51
                                          -----------  ---------     -----------  --------     -----------  ---------
Outstanding at end of year...........      1,275,499   $  24.06       1,498,392   $  26.09      1,336,636   $  25.09
                                          -----------  ---------     -----------  --------     -----------  ---------
Options exercisable at year end......      1,206,124   $  24.18       1,378,392   $  26.54      1,199,644   $  25.56
                                          -----------  ---------     -----------  --------     -----------  ---------



     The following table summarizes information about stock options outstanding at December 31, 2003:

                                                            Weighted Average
                                                               Remaining              Weighted Average
 Range of Exercise Prices       Number Outstanding          Contractual Life            Exercise Price
 ------------------------       ------------------          ----------------          ----------------
      $15.65 - $20.16                   409,424                      2.8                    $  17.84
      $20.24 - $25.65                   394,735                      2.8                       23.88
      $26.11 - $38.31                   471,340                      0.9                       29.63
                                ------------------          ----------------          ----------------
                                      1,275,499                      2.1                    $  24.06
                                ------------------          ----------------          ----------------





     The following table summarizes information about stock options exercisable at December 31, 2003:

                                                         Weighted Average
                                                             Remaining              Weighted Average
 Range of Exercise Prices       Number Outstanding       Contractual Life            Exercise Price
 ------------------------       ------------------       ----------------           ----------------
      $15.65 - $20.16                   379,424                      2.4                    $  17.73
      $20.24 - $25.65                   360,360                      2.8                       23.87
      $26.11 - $38.31                   466,340                      0.8                       29.67
                                ------------------       ----------------           ----------------
                                      1,206,124                      1.9                    $  24.18
                                ------------------       ----------------           ----------------





     During 1988, the Company adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company common stock. The Company, at its option, may make matching contributions to the plan, and recorded expense during 2003, 2002 and 2001 of $220,000, $207,000 and $162,000, based on annual contributions of Company stock of 8,220 shares, 10,000 shares and 6,100 shares, respectively.

     In November 2002, the Company adopted a deferred compensation plan, which permits executive officers and key employees to defer receipt of a portion of their compensation. Deferred amounts accrue hypothetical returns based upon investment options selected by the participant. Deferred amounts are paid in cash based on the value of the investment option and are generally payable following termination of employment in a lump sum or in installments as elected by the participant, but the plan permits on demand distributions, which are subject to a 10% penalty, and provides for financial hardship distributions, distributions in the event of total disability or death and distributions upon a change in control. The plan also provides for a death benefit of $500,000 for each participant. Although the plan is unfunded and represents an unsecured liability of the Company to the participants, during 2003, the Company purchased company-owned variable life insurance policies to insure the lives of the group of participants and to finance its obligations under the plan. As of December 31, 2003 and 2002, the Company had an aggregate deferred compensation liability of $1.4 million and $307,000, respectively, which is included in other non-current liabilities. At December 31, 2003, the cash value of the underlying company-owned insurance policies was $1.3 million and included in other assets.


Note 14 - Earnings Per Share

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

     Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the year. The weighted average number of common shares is also increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

                                                      Year Ended December 31,
                                                 -------------------------------
Basic Earnings Per Share:                           2003      2002      2001
                                                 --------- ---------  ---------
Earnings:
Income from continuing operations............... $  39,907 $  36,014  $  27,614
                                                 --------- ---------  ---------
Shares:
Weighted average shares outstanding.............    17,530    19,674     21,504
                                                 --------- ---------  ---------
Diluted Earnings Per Share:

Earnings:
Income from continuing operations
   after assumed conversions................... $  39,907 $  36,014  $  27,614
                                                 --------- ---------  ---------
Shares:
Weighted average shares outstanding............    17,530    19,674     21,504
Assumed exercise of options....................        69        90         40
                                                 --------- ---------  ---------
Weighted average number of shares, as adjusted.    17,599    19,764     21,544
                                                 --------- ---------  ---------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 799,000 shares, 921,000 shares and 903,000 shares with an average exercise price of $27.48, $29.76 and $29.57, were excluded from the calculation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively.


Note 15 - Selected Quarterly Financial Data (Unaudited)

         Following is a summary of the unaudited interim results of operations for the years ended December 31, 2003 and 2002.

                                    Selected Quarterly Financial Data
                                 (In thousands, except per share amounts)

                        2003                          1st Quarter  2nd Quarter   3rd Quarter  4th Quarter
                        ----                          -----------  -----------   -----------  -----------
Revenues...........................................    $  90,320    $  89,642     $  90,024    $  91,327
Net income.........................................       12,034       10,043         9,438        8,392

Basic income per common share (1):
  Net Income.......................................    $     .67    $     .57     $     .54    $     .49

Diluted income per common share (1):
  Net Income.......................................    $     .67    $     .57     $     .54    $     .49

                        2002
Revenues...........................................    $  82,031    $  87,944     $  90,159    $  90,489
Net income.........................................        8,870        8,527         8,957        9,660

Basic income per common share (1):
  Net Income.......................................    $     .44    $     .42     $     .46    $     .51

Diluted income per common share (1):
  Net Income.......................................    $     .43    $     .42     $     .46    $     .51


(1) The sum of EPS for the four quarters may differ from the annual EPS due to rounding and the required method of computing weighted average number of shares in the respective periods.


Note 16 - Segment Information

     The Company previously reported UFL as a segment. On December 31, 2001 the Company completed the sale of UFL and as a result has made the disclosures required by discontinued operations accounting - see Note 2 to consolidated financial statements.

     Substantially all of the Company's business is currently conducted in the United States. Revenues from the Company's Canadian operations for 2003, 2002 and 2001 were $4.5 million, $4.0 million and $4.4 million, respectively. The Company has no significant long-lived assets located in Canada.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

     The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.



                                    PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10 through 14 of Form 10-K are incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2003.


                                     PART IV


ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)               The following documents are filed as part of this report:

     (1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 42 of this report.

     (2) Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.

(b)               Reports on Form 8-K:

         The Company filed Form 8-K dated October 2, 2003 providing under Item 7
         - Financial Statements and Exhibits the Company's press release dated October 2, 2003 announcing its Membership and recruiting information for the three months ended September 30, 2003.

         The Company filed Form 8-K dated October 27, 2003 providing under Item 7 - Financial Statements and Exhibits the Company's press release dated October 27, 2003, announcing its earnings and operating results for the three months ended September 30, 2003.

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

                             PRE-PAID LEGAL SERVICES, INC.

Date: March 12, 2004    By:  /s/ Randy Harp
                             -------------------------------------------
                             Randy Harp
                             Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Name                                         Position                         Date

            /s/ Harland C. Stonecipher                 Chairman of the Board of Directors       March 12, 2004
----------------------------------------------------
              Harland C. Stonecipher                     (Principal Executive Officer)


                  /s/ Randy Harp                          Chief Operating Officer and           March 12, 2004
----------------------------------------------------
                    Randy Harp                                      Director


               /s/ Steve Williamson                         Chief Financial Officer             March 12, 2004
----------------------------------------------------
                 Steve Williamson                           (Principal Financial and
                                                              Accounting Officer)

              /s/ Peter K. Grunebaum                                Director                    March 12, 2004
----------------------------------------------------
                Peter K. Grunebaum


                 /s/ John W. Hail                                   Director                    March 12, 2004
----------------------------------------------------
                   John W. Hail


               /s/ Martin H. Belsky                                 Director                    March 12, 2004
----------------------------------------------------
                 Martin H. Belsky


                /s/ Steven R. Hague                                 Director                    March 12, 2004
----------------------------------------------------
                  Steven R. Hague


PRE-PAID LEGAL SERVICES, INC AND SUBSIDIARIES
Schedule I - Condensed Financial Information of the Registrant

                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 BALANCE SHEETS
                               (Amounts in 000's)

                                     ASSETS

                                                                                               December 31,
                                                                                          -----------------------
                                                                                             2003        2002
                                                                                          ----------   ----------
Current assets:
  Cash and cash equivalents............................................................   $  17,981    $  18,828
  Available-for-sale investments, at fair value........................................       9,895            -
  Membership income receivable.........................................................       2,637        3,201
  Inventories..........................................................................         857        1,212
  Refundable income taxes..............................................................         331            -
  Deferred member and associate service costs..........................................      12,372       11,873
  Deferred income taxes................................................................       2,837        3,187
                                                                                          ----------   ----------
      Total current assets.............................................................      46,910       38,301
Available-for-sale investments, at fair value..........................................         792          450
Investments pledged....................................................................         273          274
Property and equipment, net............................................................      46,615       25,124
Investments in and amounts due to/from subsidiaries, net...............................      18,140       21,561
Deferred member and associate service costs............................................       2,375        2,991
Other assets...........................................................................       5,184        2,415
                                                                                          ----------   ----------
        Total assets...................................................................   $ 120,289    $  91,116
                                                                                          ----------   ----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $   9,008    $   8,329
  Deferred revenue and fees............................................................      17,740       16,796
  Current portion of capital leases payable............................................          19           14
  Current portion of notes payable.....................................................      18,953        2,412
  Income taxes payable.................................................................           -        1,234
  Accounts payable and accrued expenses................................................      14,065       12,550
                                                                                          ----------   ----------
    Total current liabilities..........................................................      59,785       41,335
  Capital leases payable...............................................................       1,687          912
  Notes payable........................................................................      24,468        8,221
  Deferred revenue and fees............................................................       3,330        4,266
  Other non-current liabilities........................................................       1,445        1,410
                                                                                          ----------   ----------
      Total liabilities................................................................      90,715       56,144
                                                                                          ----------   ----------
Stockholders' equity:
  Common stock.........................................................................         217          237
  Capital in excess of par value.......................................................           -       43,219
  Retained earnings....................................................................     127,576       90,254
  Accumulated other comprehensive income...............................................         809          290
  Treasury stock, at cost..............................................................     (99,028)     (99,028)
                                                                                          ----------   ----------
      Total stockholders' equity.......................................................      29,574       34,972
                                                                                          ----------   ----------
        Total liabilities and stockholders' equity.....................................   $ 120,289    $  91,116
                                                                                          ----------   ----------

           See accompanying notes to condensed financial statements.

                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF INCOME
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2003          2002          2001
                                                                         -------------  ------------- -------------
Revenues:
  Membership fees......................................................  $    211,824   $    199,849  $    169,036
  Associate services...................................................        25,499         37,195        36,019
  Other................................................................         3,796          3,004         2,065
                                                                         -------------  ------------- -------------
                                                                              241,119        240,048       207,120
                                                                         -------------  ------------- -------------
Costs and expenses:
  Membership benefits..................................................        66,524         63,515        52,017
  Commissions..........................................................        68,353         83,097        88,040
  Associate services and direct marketing..............................        28,823         32,516        29,829
  General and administrative...........................................        14,711         13,773        12,307
  Other, net...........................................................         6,792          5,829         4,553
                                                                         -------------  ------------- -------------
                                                                              185,203        198,730       186,746
                                                                         -------------  ------------- -------------
Income from continuing operations before income taxes and
  equity in net income of subsidiaries.................................        55,916         41,318        20,374
Provision for income taxes.............................................        19,080         14,271         6,593
                                                                         -------------  ------------- -------------
Income from continuing operations before equity in net
  income of subsidiaries...............................................        36,836         27,047        13,781
Equity in net income of subsidiaries...................................         3,071          8,967        13,833
                                                                         -------------  ------------- -------------
Income from continuing operations......................................        39,907         36,014        27,614
Loss from operations of discontinued UFL segment (net of
  applicable income tax benefit of $0).................................             -              -          (504)
                                                                         -------------  ------------- -------------
Net income.............................................................   $    39,907    $    36,014   $    27,110
                                                                         -------------  ------------- -------------

           See accompanying notes to condensed financial statements.


                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2003          2002          2001
                                                                          ------------   ------------  ------------
Net cash provided by operating activities..............................   $    50,271    $    55,380   $    39,673

Cash flows from investing activities:
  Proceeds from sale of UFL............................................             -              -         1,200
  Additions to property and equipment..................................       (27,012)       (15,184)       (8,326)
  Purchases of investments - available for sale........................        (9,915)             -             -
  Maturities and sales of investments - available for sale.............             -             64             -
                                                                          ------------   ------------  ------------
    Net cash used in investing activities..............................       (36,927)       (15,120)       (7,126)
                                                                          ------------   ------------  ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options..............................         2,014          5,088         1,022
  Decrease in capital lease obligations................................        (1,701)             -          (223)
  Purchases of treasury stock..........................................       (48,292)       (50,152)      (28,213)
  Proceeds from issuance of debt.......................................        42,700         12,300             -
  Repayments of debt...................................................        (9,912)        (1,667)            -
  Proceeds from other financing........................................         1,000              -             -
                                                                          ------------   ------------  ------------
    Net cash used in financing activities..............................       (14,191)       (34,431)      (27,414)
                                                                          ------------   ------------  ------------
Net increase in cash and cash equivalents..............................          (847)         5,829         5,133
Cash and cash equivalents at beginning of year.........................        18,828         12,999         7,866
                                                                          ------------   ------------  ------------
Cash and cash equivalents at end of year...............................   $    17,981    $    18,828   $    12,999
                                                                          ------------   ------------  ------------

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

Dividends from Subsidiaries
Dividends paid to the Parent Company from its subsidiaries accounted for by the equity method are summarized as follows:

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2003          2002          2001
                                                                         -------------  ------------  -------------
                                                                                     (Amounts in 000's)

Pre-Paid Legal Casualty, Inc...........................................  $          -   $     11,000  $      3,500
Universal Fidelity Life Insurance Company..............................             -              -         2,800
                                                                         -------------  ------------  -------------
                                                                         $          -   $     11,000  $      6,300
                                                                         -------------  ------------  -------------


                                INDEX TO EXHIBITS


  Exhibit No.                   Description

     3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated January 10, 1997)

     3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended June 30, 2003)

     *10.1Employment Agreement effective January 1, 1993 between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

     *10.2Agreements  between  Shirley  Stonecipher,  New  York  Life  Insurance
          Company and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1985)

     *10.3Amendment  dated  January 1, 1993 to Split  Dollar  Agreement  between
          Shirley Stonecipher and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit
          10.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

     *10.4Form of New  Business  Generation  Agreement  Between  the Company and
          Harland C. Stonecipher (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

     *10.5Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

     *10.6Amendment  No. 2 to New  Business  Generation  Agreement  between  the
          Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

     *10.7Stock Option Plan, as amended effective May 2000 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

     10.8 Loan agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the six-months ended June 30, 2002)

     10.9 Security agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

     10.10Form of Mortgage  dated July 23, 2002 between  Bank of Oklahoma,  N.A.
          and the Company (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

     *10.11 Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

     10.12Loan agreement dated September 19, 2003 between Registrant and Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended September 30, 2003)

     21.1 List of Subsidiaries of the Company

     23.1 Consent of Grant Thornton LLP


     31.1 Certification of Harland C. Stonecipher, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Certification of Steve Williamson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     32.1 Certification of Harland C. Stonecipher, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

     32.2 Certification of Steve Williamson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

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

Pre-Paid Legal Services of Tennessee, Inc.                     Tennessee         100% owned by
                                                                                 Pre-Paid Legal
                                                                                 Casualty, Inc.

PPL Legal Care of Canada Corporation                          Nova Scotia,       100% owned by
                                                                 Canada        Pre-Paid Canadian
                                                                                Holdings, L.L.C.



                                  EXHIBIT 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have issued our report dated February 27, 2004, accompanying the consolidated financial statements included in the Annual Report of Pre-Paid Legal Services, Inc. on Form 10-K for the year ended December 31, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statements of Pre-Paid Legal Services, Inc. on Forms S-8 (File No. 33-82144, effective July 28, 1994, File No. 33-62663, effective September 14, 1995, File No. 333-53183, effective May 20, 1998 and File No. 333-38386, effective June 1, 2000).



GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2004


                                  Exhibit 31.1

                                  CERTIFICATION

I, Harland C. Stonecipher, Chief Executive Officer, certify that:

(1) I have reviewed this annual report on Form 10-K of Pre-Paid Legal Services, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Omitted pursuant to Exchange Act Release 34-47986

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 12, 2004     /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman and Chief Executive Officer




                                  Exhibit 31.2

                                  CERTIFICATION

I, Steve Williamson, Chief Financial Officer, certify that:

(1) I have reviewed this annual report on Form 10-K of Pre-Paid Legal Services, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Omitted pursuant to Exchange Act Release 34-47986

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 12, 2004     /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer



                                 Exhibit 32.1

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 12, 2004     /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman,   Chief  Executive  Officer  and
                             President




                                  Exhibit 32.2

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 12, 2004     /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer