Form 10-Q
period 2004-03-31
PRE PAID LEGAL SERVICES INC
filed 2004-04-27
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2004


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____ to _____

                                 ---------------


                         Commission File Number: 1-9293



                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)



            Oklahoma                                             73-1016728
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


       One Pre-Paid Way, Ada, Oklahoma                            74821-5813
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

     The number of shares outstanding of the registrant's common stock as of April 2, 2004 was 16,464,982.



                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2004


                                    CONTENTS



Part I.  Financial Information

         Item 1.      Financial Statements:

a)    Consolidated Balance Sheets
         as of March 31, 2004 (Unaudited) and
         December 31, 2003

b)    Consolidated Statements of Income
         (Unaudited) for the three months ended
         March 31, 2004 and 2003

c)    Consolidated Statements of Comprehensive Income
         (Unaudited) for the three months ended
         March 31, 2004 and 2003

d)    Consolidated Statements of Cash Flows
         (Unaudited) for the three months ended
         March 31, 2004 and 2003

e)    Notes to Consolidated Financial Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk

         Item 4.      Controls and Procedures

Part II.  Other Information

         Item 1.      Legal Proceedings

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         Item 6.      Exhibits and Reports on Form 8-K

Signatures




ITEM 1.  FINANCIAL STATEMENTS

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                          March 31,       December 31,
                                                                                             2004             2003
                                                                                        ------------     ------------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents........................................................     $    20,251      $    21,459
  Available-for-sale investments, at fair value....................................          10,299           10,203
  Membership fees receivable.......................................................           4,489            4,575
  Inventories......................................................................           1,254              857
  Refundable income taxes..........................................................               -              331
  Deferred member and associate service costs......................................          14,310           14,215
  Deferred income taxes............................................................           4,615            4,894
                                                                                        ------------     ------------
      Total current assets.........................................................          55,218           56,534
Available-for-sale investments, at fair value......................................          17,214           15,711
Investments pledged................................................................           4,376            4,253
Property and equipment, net........................................................          48,378           47,004
Deferred member and associate service costs........................................           2,434            2,375
Other assets.......................................................................           7,012            5,135
                                                                                        ------------     ------------
        Total assets...............................................................     $   134,632      $   131,012
                                                                                        ------------     ------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     9,706      $     9,289
  Deferred revenue and fees........................................................          23,370           23,763
  Current portion of capital leases payable........................................             810               19
  Current portion of notes payable.................................................          18,953           18,953
  Income taxes payable.............................................................           4,874                -
  Accounts payable and accrued expenses............................................          17,194           16,380
                                                                                        ------------     ------------
    Total current liabilities......................................................          74,907           68,404
  Capital leases payable...........................................................           1,009            1,687
  Notes payable....................................................................          19,730           24,468
  Deferred revenue and fees........................................................           3,332            3,330
  Deferred income taxes ...........................................................           2,205            2,104
  Other non-current liabilities....................................................           1,770            1,445
                                                                                        ------------     ------------
      Total liabilities............................................................         102,953          101,438
                                                                                        ------------     ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 21,317 and
    21,674 issued at March 31, 2004 and December 31, 2003, respectively............             213              217
  Retained earnings................................................................         129,525          127,576
  Accumulated other comprehensive income...........................................             969              809
  Treasury stock, at cost; 4,852 shares held at
    March 31, 2004 and December 31, 2003...........................................         (99,028)         (99,028)
                                                                                        ------------     ------------
      Total stockholders' equity...................................................          31,679           29,574
                                                                                        ------------     ------------
        Total liabilities and stockholders' equity.................................     $   134,632      $   131,012
                                                                                        ------------     ------------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                     2004         2003
                                                                  ----------- -----------
Revenues:
  Membership fees..............................................   $   86,750  $   81,547
  Associate services...........................................        6,557       7,537
  Other........................................................        1,302       1,236
                                                                  ----------- -----------
                                                                      94,609      90,320
                                                                  ----------- -----------
Costs and expenses:
  Membership benefits..........................................       29,286      26,725
  Commissions..................................................       29,272      28,178
  Associate services and direct marketing......................        7,603       7,059
  General and administrative...................................       10,046       7,993
  Other, net...................................................        2,185       1,993
                                                                  ----------- -----------
                                                                      78,392      71,948
                                                                  ----------- -----------

Income before income taxes.....................................       16,217      18,372
Provision for income taxes.....................................        5,595       6,338
                                                                  ----------- -----------
Net income.....................................................   $   10,622  $   12,034
                                                                  ----------- -----------

Basic earnings per common share................................   $     .63   $     .67
                                                                  ----------- -----------

Diluted earnings per common share..............................   $     .63   $     .67
                                                                  ----------- -----------


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)



                                                                     Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                     2004         2003
                                                                  ----------- -----------


Net income.....................................................   $   10,622  $   12,034
                                                                  ----------- -----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................          (20)         68
                                                                  ----------- -----------
  Unrealized gains on investments:
    Unrealized holding gains arising during period.............          222          88
    Reclassification adjustment for realized losses (gains)
      included in net income...................................          (42)          -
                                                                         180          88
Other comprehensive income, net of income taxes
  of $97 and $47 for the three months ended March 31, 2004 and    ----------- ------------
  2003, respectively...........................................          160         156
                                                                  ----------- -----------

Comprehensive income...........................................   $   10,782  $   12,190
                                                                  ----------- -----------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    -------------------------
                                                                                        2004          2003
                                                                                    -----------   -----------

Cash flows from operating activities:
Net income.......................................................................   $   10,622    $   12,034
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes............................................          283           167
  Depreciation and amortization..................................................        1,948         1,693
  Tax benefit on exercise of stock options.......................................          107             -
  Decrease (increase) in Membership income receivable............................           86           (53)
  (Increase) decrease in inventories.............................................         (397)          145
  Decrease in income tax receivable..............................................          331             -
  Increase in deferred member and associate service costs........................         (154)         (684)
  Increase in other assets.......................................................       (1,877)       (1,333)
  Increase in accrued Membership benefits........................................          417            43
  (Decrease) increase in deferred revenue and fees...............................         (391)          542
  Increase in income taxes payable...............................................        4,874         5,896
  Increase in accounts payable and accrued expenses and other....................        1,119         1,822
                                                                                    -----------   -----------
    Net cash provided by operating activities....................................       16,968        20,272
                                                                                    -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (3,205)       (5,846)
  Purchases of investments - available for sale..................................       (3,030)         (155)
  Maturities and sales of investments - available for sale.......................        1,585             -
                                                                                    -----------   -----------
        Net cash used in investing activities....................................       (4,650)       (6,001)
                                                                                    -----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................          411            55
  Decrease in capital lease obligations..........................................           (4)         (797)
  Proceeds from issuance of debt.................................................            -         3,600
  Repayments of debt.............................................................       (4,738)       (1,000)
  Purchases of treasury stock....................................................       (9,195)      (19,920)
                                                                                    -----------   -----------
        Net cash used in financing activities ...................................      (13,526)      (18,062)
                                                                                    -----------   -----------

Net decrease in cash and cash equivalents........................................       (1,208)       (3,791)
Cash and cash equivalents at beginning of period.................................       21,459        20,858
                                                                                    -----------   -----------
Cash and cash equivalents at end of period.......................................   $   20,251    $   17,067
                                                                                    -----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized..............................   $      461    $      106
                                                                                    -----------   -----------
  Cash paid for income taxes.....................................................   $        -    $        -
                                                                                    -----------   -----------
  Non-cash activities - capital lease obligations incurred.......................   $      117    $        -
                                                                                    -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
                                   (Unaudited)

Note 1 - Basis of Presentation
     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, as well as those of PPL Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited financial statements as of March 31, 2004, and for the three month periods ended March 31, 2004 and 2003, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three month period ended March 31, 2004 are not necessarily indicative of results expected for the full year.

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

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           -----------------------
                                                                                              2004          2003
                                                                                           ---------     ---------
Net income, as reported................................................................    $ 10,622      $ 12,034
Deduct:  Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects................................        (441)         (296)
                                                                                           ---------     ---------
Pro forma net income...................................................................    $ 10,181      $ 11,738
                                                                                           ---------     ---------
Earnings per share:
    Basic - as reported................................................................    $    .63      $    .67
    Basic - pro forma..................................................................    $    .61      $    .65
    Diluted - as reported..............................................................    $    .63      $    .67
    Diluted - pro forma................................................................    $    .61      $    .65



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

     Beginning in the second quarter of 2001 multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2003, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of April 21, 2004, as a result of dismissals or settlements for nominal amounts, the Company was aware of approximately 24 separate lawsuits involving approximately 77 plaintiffs that have been filed in multiple counties in Alabama. As of April 21, 2004, the Company was aware of 18 separate lawsuits involving approximately 432 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name the Company's provider attorney in Mississippi as a defendant. Proceedings in several of the eleven cases which name the Company's provider attorney as a defendant had been stayed pending the Mississippi Supreme Court's ruling on the Pre-Paid defendants' appeal of a trial court's granting of a partial summary judgment that the action is not required to be submitted to arbitration. On April 1, 2004, the Mississippi Supreme Court affirmed the trial court's partial summary judgment that arbitration should not be had in one of the cases on appeal. Pre-Paid has asked the Mississippi Supreme Court to rehear that issue. At least three complaints have been filed by the law firm representing plaintiffs in eleven of the cases on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002, December 2002 and August 2003. The Company has responded to the Attorney General's requests for information with respect to these complaints, and as of April 21, 2004, the Company was not aware of any further actions being taken by the Attorney General. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the
Company's Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings beginning in Alabama in June 2004, and in Mississippi in May 2004, and seek varying amounts of actual and punitive damages. While the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

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

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action was originally a putative class action brought by Gina Kotwitz, later adding, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren, on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with the Company's commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates, including a request stated in June 2003 for the imposition of a constructive trust as to earned commissions applied to the reduction of debit balances and disgorgement of all earned renewal commissions applied to the reduction of debit balances. On September 23, 2003 the court entered an order dismissing the class action allegations upon the motion of the plaintiffs. The order provides that the action will proceed only on an individual basis, and that the hearing on plaintiffs' motion for class certification previously set for February 2004 was cancelled. The Company has filed a motion for summary judgment, which was pending as of March 31, 2004. The ultimate outcome of this case is not determinable.

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

     In December 2002, the West Virginia Supreme Court reversed a summary judgment which had been granted by the Circuit Court of Monangalia County, West Virginia in favor of the Company in connection with the claims of a former member, Georgia Poling and her daughters against the Company and a referral lawyer with respect to a 1995 referral. That action was originally filed in March 2000, and alleges breach of contract and fraud against the Company in connection with the referral. Plaintiffs seek actual and punitive damages in unspecified amounts. The case was set for trial in April 2004 but was settled prior to trial for an amount not deemed material by the Company.

     On January 30, 2003, the Company announced that it had received a subpoena from the office of the United States Attorney for the Southern District of New York requesting information relating to trading activities in the Company's stock in advance of the January 2003 announcement of recruiting and Membership production results for the fourth quarter of 2002. The Company also received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the same subject and requesting that the Company voluntarily provide certain information. The Company has and will continue to respond to any such requests, the last of which occurred in July 2003. As of April 21, 2004, the Company was not aware of any further inquiries in either of these matters. The ultimate outcome of these matters is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense in the consolidated statements of income. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at March 31, 2004 was $3.0 million. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon the Company's financial condition, operating results or cash flows in particular quarterly or annual periods.

     The Company constructed a new corporate office complex that it occupied in December 2003 and incurred further finishing costs during the first quarter of 2004. Costs incurred through March 31, 2004 of approximately $32.5 million, including approximately $706,000 of capitalized interest costs, have been paid from existing resources and a real estate line of credit. Total remaining costs from April 1, 2004 are estimated at approximately $1.5 million.

Note 3 - Treasury Stock Purchases

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 8 million shares during subsequent board meetings. At March 31, 2004, the Company had purchased 8 million treasury shares under these authorizations for a total consideration of $182.6 million, an average price of $22.83 per share. The Company purchased and formally retired 375,500 shares of its common stock during the 2004 first quarter for $9.2 million, or an average price of $24.49, reducing its common stock by $3,755 and its retained earnings by $9.2 million, and is currently working with its lenders for additional financing or modifications to existing loan covenants pertaining to restrictions on the amount of treasury stock that may be purchased. See Note 6 below. Given the current interest rate environment, the nature of other investments available and the Company's expected cash flows, management believes that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity.

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



                                                                            Three Months
                                                                               Ended
                                                                             March 31,
                                                                        -------------------
Basic Earnings Per Share:                                                 2004       2003
                                                                        --------- ---------
Earnings:
Net income...........................................................   $  10,622 $  12,034
                                                                        --------- ---------
Shares:
Weighted average shares outstanding..................................      16,751    18,039
                                                                        --------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $ 10,622  $ 12,034
                                                                        --------- ---------
Shares:
Weighted average shares outstanding..................................      16,751    18,039
Assumed exercise of options..........................................          74        16
                                                                        --------- ---------
Weighted average number of shares, as adjusted.......................      16,825    18,055
                                                                        --------- ---------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 777,000 shares and
1.2 million shares for the three months ended March 31, 2004 and 2003, respectively, with an average exercise price of $27.24 and $27.73, respectively, were excluded from the calculation of diluted earnings per share for the respective periods.

Note 5 - Recent Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46, as revised by FIN 46 (R), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The Company has not created or obtained an interest in any VIEs. In addition, the interpretation became applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of March 31, 2004, the company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB postponed the date on which the interpretation is applicable to March 31, 2004. The Company has determined the adoption of the provisions of FIN 46 did not have a material effect on its financial condition or results of operations.

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

Note 6 - Notes Payable and Capital Leases

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and repayments began in December 2003 in monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, the Company's rights to receive Membership fees on a portion of its Memberships and by a security interest covering all equipment. The interest rate at March 31, 2004 was 3.35% for the real estate loan and the real estate loan agreement provides for the same financial covenants described below for the 2003 $25 million credit facility.

     During the 2003 third quarter, the Company arranged $25 million in additional financing from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003. The financing provided up to $25 million for treasury stock purchases with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR Rate plus three percent, adjusted monthly. The interest rate at March 31, 2004 was 4.10% for the treasury stock loan. The loan is primarily collateralized by the Company's rights to receive Membership fees on a portion of its Memberships and a pledge of the stock of its subsidiaries. The definitive agreement contains covenants similar to those in the Company's previous line of credit, including provisions prohibiting the Company from pledging assets, incurring additional indebtedness and selling assets. The loan agreement also prohibits the Company from purchasing treasury stock with any funds other than the $25 million loan proceeds until the loan is repaid. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be the chairman and Chief Executive Officer of the Company for 90 days. Pre-payment of the loan is permitted.

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

     A schedule of outstanding balances and future maturities as of March 31, 2004 follows:

Real estate line of credit.........................     $      19,238
Stock purchase line of credit......................            19,445
                                                       ----------------
Total notes payable................................            38,683
Less: Current portion of notes payable.............           (18,953)
Long term portion..................................    ----------------
                                                        $      19,730
                                                       ----------------


Repayment Schedule commencing April 2004:
Year 1.............................................     $      18,953
Year 2.............................................             5,063
Year 3.............................................             2,286
Year 4.............................................             2,286
Year 5.............................................            10,095
Total notes payable................................    ----------------
                                                        $      38,683
                                                       ----------------

     During 2003, the Company entered into a capital lease in the amount of $2.4 million to acquire significant new computer hardware to supplement its current information technology platform and provide redundancy for its critical business systems. The capital lease requires the Company to make annual payments of $792,000 beginning January 2003 through January 2005. Pursuant to this lease, the Company received a $1 million vendor rebate during April 2003, which was recorded as a reduction in property and equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company's Form 10-K for the year ended December 31, 2003, which describes, among other things, the Company's basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of the Company's business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the first quarter of 2004 compared to the first quarter of 2003 and the fourth quarter of 2003 (Amounts in 000's):

                                         Three                %          %     Three
                                         Months            Change     Change   Months              Three Months
                                         Ended      % of    from       from     Ended     % of        Ended      % of
                                        March 31,  Total    Prior   Sequential March 31,  Total    December 31,  Total
                                          2004     Revenue  Year      Period     2003    Revenue      2003      Revenue
                                        ---------  ------- ------   ---------- --------  -------  ------------  -------
Revenues:
  Membership fees....................   $ 86,750     91.7     6.4       3.0    $ 81,547    90.3    $ 84,199       92.2
  Associate services.................      6,557      6.9   (13.0)     13.0       7,537     8.3       5,804        6.4
  Other..............................      1,302      1.4     5.3      (1.7)      1,236     1.4       1,324        1.4
                                        ---------  ------- ------   ---------- --------  -------  ------------  -------
                                          94,609    100.0     4.7       3.6      90,320   100.0      91,327      100.0
                                        ---------  ------- ------   ---------- --------  -------  ------------  -------
Costs and expenses:
  Commissions........................     29,286     31.0     9.6       1.4      26,725    29.6      28,894       31.6
  Membership benefits................     29,272     30.9     3.9      (3.7)     28,178    31.2      30,412       33.3
  Associate services and direct            7,603      8.0     7.7       6.9       7,059     7.8       7,109        7.8
    marketing........................
  General and administrative.........     10,046     10.6    25.7       1.5       7,993     8.8       9,894       10.8
  Other, net.........................      2,185      2.3     9.6      (4.6)      1,993     2.2       2,290        2.5
                                        ---------  ------- ------   ---------- --------  -------  ------------  -------
                                          78,392     82.9    9.0        (.3)     71,948    79.7      78,599       86.1
                                        ---------  ------- ------   ---------- --------  -------  ------------  -------

Income before income taxes...........     16,217     17.1   (11.7)     27.4      18,372    20.3      12,728       13.9
Provision for income taxes...........      5,595      5.9   (11.7)     29.0       6,338     7.0       4,336        4.7
Net income...........................   ---------- ------- ------   ---------- --------- -------- ------------- -------
                                        $ 10,622     11.2  (11.7)      26.6    $ 12,034    13.3    $  8,392        9.2
                                        ---------  ------- ------   ---------- --------  -------  ------------  -------


                                                                        Three Months Ended
                                                                -----------------------------------
                       New Memberships:                         3/31/2004    3/31/2003   12/31/2003
                                                                ---------    ---------   ----------
New legal service membership sales..........................      156,135     178,820      149,124
New "stand-alone" IDT membership sales......................        6,697           -        4,377
                                                                ---------    ---------   ----------
         Total new membership sales.........................      162,832     178,820      153,501
                                                                ---------    ---------   ----------
                                     162,832
New "add-on" IDT membership sales...........................       84,774           -       89,928

                     Active Memberships:
Active legal service memberships at end of period...........    1,417,553   1,394,569    1,414,746
Active "stand-alone" IDT memberships at end of period
(see note below)............................................       12,071           -        4,251
                                                                ---------   ---------    ----------
Total active memberships at end of period..........             1,429,624   1,394,569    1,418,997
                                                                ---------   ----------   ----------
                                    1,429,624
Active "add-on" IDT memberships at end of period (see note
 below).....................................................      154,774           -       86.602
New sales associates recruited..............................       14,774      29,755       33,068
 (Note - reflects 2,748 transfers from "add-on" status to "stand-alone" status during the quarter)


     Identity Theft Shield ("IDT") memberships sold in conjunction with new legal plan memberships or "added-on" to existing legal plan memberships sell for $9.95 per month and are not counted as "new" memberships but do increase the average premium of the Company's membership base, while "stand alone" Identity Theft Shield memberships are not attached to a legal plan membership and sell for $12.95 per month.

     Effective January 1, 2004, and continuing throughout the quarter, the Company, in order to provide additional tools and enhance the classroom training to the new sales associate, increased the cost to become a Fast Start sales associate to $249 from $99 which was in effect for December 2003 and $149 which was in effect for October and November 2003. The cost to become a Fast Start associate during the entire previous year's comparable quarter was $149. Despite the higher Fast Start fee, which caused a significant decline in the number of new sales associates recruited, the number of new legal memberships sold actually increased sequentially. The Company attributes this to a combination of a solid core base of active associates and more productive newly recruited sales associates.


Results of Operations - First quarter of 2004 compared to first quarter of 2003

     Net income for the first quarter of 2004 decreased 12 percent to $10.6 million from $12.0 million for the prior year's first quarter primarily due to after-tax losses of $3.2 million related to the sale of more than 91,000 Identity Theft Shield memberships in the 2004 first quarter period compared to none in the 2003 comparable period. These after-tax losses are created since the Company advances significant commissions at the time a membership is sold and are expensed during the first month of the membership. Since approximately 95% of membership fees are collected on a monthly basis, a significant cash flow deficit and after-tax loss is created at the time a membership is sold. This deficit and loss are reduced as monthly membership fees are remitted and no additional commissions are paid on the membership until all previous unearned advance commission balances have been fully recovered. Diluted earnings per share decreased 6 percent to 63 cents per share from 67 cents per share for the prior year's comparable quarter due to decreased net income of 12 percent and an approximate 7 percent decrease in the weighted average number of outstanding shares.net income of $10.6 million, or $.63 per diluted common share, for the three months ended March 31, 2004, down 12% from net income of $12.0 million, or $.67 per diluted common share, for the comparable period of the prior year. Diluted earnings per share decreased 6% due to decreased net income of 12% partially offset by an approximate 7% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $86.8 million during the 2004 first quarter compared to $81.5 million for 2003, an increase of 6%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 9% during the three months ended March 31, 2004 to 162,832 from 178,820 during the comparable period of 2003. At March 31, 2004, there were 1,429,624 active Memberships in force compared to 1,394,569 at March 31, 2003, an increase of 3%. Additionally, the average annual fee per Membership has increased from $256 for all Memberships in force at March 31, 2003 to $266 for all Memberships in force at March 31, 20004, as a result of a larger number of Legal Shield subscribers, increased sales of the Company's business oriented Memberships and the introduction of the Identity Theft Shield during the fourth quarter of 2003.

     Associate services revenue decreased 13% from $7.5 million for the first three months of 2003 to $6.6 million during the comparable period of 2004 primarily as a result of approximately 50% fewer new associates recruited. Total new associates enrolled during the first quarter of 2004 were 14,774 compared to 29,755 for the same period of 2003. As a result of the 50% lower overall recruiting, associate fees decreased 16% from $4.5 million for the first three months of 2003 to $3.8 million during the comparable period of 2004. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Fast Start program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training providing associate services and other direct marketing expenses.

     Other revenue increased 5%, to $1.3 million for the three months ended March 31, 2004 from $1.2 million for the comparable period of 2003 primarily due to an increase in enrollment fees of $120,000. Enrollment fee revenue recognized increased for the three months ended March 31, 2004 despite a lower number of Memberships being written during the period compared to the 2003 period due to the amortization of previously deferred revenue.

     Primarily as a result of the increase in Membership fees, total revenues increased to $94.6 million for the three months ended March 31, 2004 from $90.3 million during the comparable period of 2003, an increase of 5%.

     Membership benefits totaled $29.3 million for the three months ended March 31, 2004 compared to $26.7 million for the comparable period of 2003, and represented 34% and 33% of Membership fees for the 2004 and 2003 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) pertaining to legal service plans should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if the Company continues to sell significant numbers of Identity Theft Shield Memberships.

     Commissions to associates increased 4% to $29.3 million for the three months ended March 31, 2004 compared to $28.2 million for the comparable period of 2003, and represented 34% and 35% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. New memberships sold during the three months ended March 31, 2004 totaled 162,832, a 9% decrease from the 178,820 sold during the comparable period of 2003. Commissions to associates per new membership sold were $180 per membership for the three months ended March 31, 2004 compared to $158 for the comparable period of 2003. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should the Company add additional commissions to its compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $7.6 million for the three months ended March 31, 2004 from $7.1 million for the comparable period of 2003, primarily due to a $1.2 million increase in Player's Club related expenses due to more associates qualifying for this incentive program, partially offset by a $656,000 decline in Fast Start training attendance checks since that program, which was in effect during the 2003 first quarter, was eliminated prior to 2004. The increased number of qualifiers is primarily due to increased retention rates of the Memberships written by Player's Club qualifiers. The Company offers the Player's Club incentive program to provide additional incentives to its associates as a reward for consistent, quality business. Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period. Other Fast Start training related costs are affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended March 31, 2004 and 2003 were $10.0 million and $8.0 million, respectively, and represented 12% and 10%, respectively, of Membership fees for each period. The 2004 first quarter reflects increased legal fees for litigation costs and increased expenses related to employees, voice and data services, and bank service charges due to the increases in legal plans and Identity Theft Shield Memberships.
Management expects general and administrative expenses when expressed as a percentage of Membership fees to remain relatively consistent over the near term. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects any such cost savings for the remainder of 2004 to be largely offset by higher levels of expenses related to legal fees, expenses related to its new corporate headquarters and increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $2.2 million for the period ended March 31, 2004 compared to $2.0 million for the 2003 comparable period. Depreciation increased to $1.9 million for the first quarter of 2004 from $1.7 million for the comparable period of 2003 primarily due to capital expenditures during the last 12 months and interest expense increased to $462,000 during the 2004 period from $2,000 during the comparable period of 2003. Premium taxes decreased from $655,000 for the three months ended March 31, 2003 to $370,000 for the comparable period of 2004 primarily due to one of the states changing the type of taxes that the Company is required to pay instead of premium taxes. Due to an increase in the average balance of investments, interest income increased by approximately $75,000 for the first quarter of 2004 to $432,000 from $357,000 for the 2003 period.

     The Company has recorded a provision for income taxes of $5.6 million (34.5% of pretax income) for the first quarter of 2004 compared to $6.3 million (34.5% of pretax income) for the same period of 2003.


Results of Operations - First Quarter of 2004 compared to the
  Fourth Quarter of 2003

     First quarter 2004 membership fees increased from the 2003 fourth quarter to $86.8 million vs. $84.2 million. Associate services revenue increased during the 2004 first quarter from the 2003 fourth quarter by approximately $753,000. Associate services and direct marketing expenses also increased by $494,000 from the 2003 fourth quarter. Membership benefits totaled $29.3 million in the first quarter of 2004 compared to $28.9 million for the 2003 fourth quarter and represented 34% of membership fees for both periods. Due to increased commissions related to the sale of Identity Theft Shield memberships which began during the 2003 fourth quarter, total commissions to associates per new membership sold during the respective quarters were $180 per membership for the 2004 first quarter compared to $198 for the 2003 fourth quarter. General and administrative expenses during the 2004 first quarter were $10.0 million compared to $9.9 million for the 2003 fourth quarter and represented 12% of membership fees for both periods.


     Liquidity and Capital Resources
     General
     Consolidated net cash provided from operating activities for the first quarter of 2004 decreased 16 percent to $17.0 million from $20.3 million for the 2003 quarter. Approximate $5.6 million negative cash flow resulted from sales of Identity Theft Shield memberships during the 2004 first quarter. This negative cash flow is created since the Company advances significant commissions at the time a membership is sold. Since approximately 95% of membership fees are collected on a monthly basis, a significant cash flow deficit loss is created at the time a membership is sold. This deficit is reduced as monthly membership fees are remitted and no additional commissions are paid on the membership until all previous unearned advance commission balances have been fully recovered. The decrease of $3.3 million resulted primarily from the decrease in net income of $1.4 million, a net increase in the change in income taxes payable of $1.0 million and a net decrease in the change in accounts payable and accrued expenses of $1.1 million.

     Consolidated net cash used in investing activities was $4.7 million for the first quarter of 2004 compared to $6.0 million for the comparable period of 2003. This $1.3 million decrease in cash used in investing activities resulted from the $2.6 million decrease in additions to property and equipment, primarily additional costs of the Company's new corporate office complex and a $1.6 million increase in maturities and sales of investments offset by a $2.9 million net increase in purchases of available-for-sale investments.

     Net cash used in financing activities during the first quarter of 2004 was $13.5 million compared to $18.1 million for the comparable period of 2003, in each case primarily for treasury stock purchases. This $4.5 million change was primarily comprised of the $10.7 million decrease in treasury stock purchases partially offset by a decrease of $3.6 million in net proceeds from issuance of debt and a net $2.9 million increase in payments on debt and capital lease obligations.

     During the three months ended March 31, 2004, the Company purchased and formally retired 375,500 million shares of treasury stock reducing its common stock accounts by $3,755 and retained earnings by $9.2 million. Primarily due to the large amount of treasury stock purchases in the first quarter of 2004 of approximately $9.2 million, the Company had a consolidated working capital deficit of $19.7 million at March 31, 2004, an increase of $7.8 million compared to a consolidated working capital deficit of $11.9 million at December 31, 2003. The increase was primarily due to the $4.9 million increase in income taxes payable, the $1.2 million decrease in cash and cash equivalents and the $791,000 increase in the current portion of capital leases payable. The $19.7 million working capital deficit at March 31, 2004 would have been a $10.6 million working capital deficit excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. Additionally, at the current rate of cash flow provided by continuing operations ($17.0 million during the 2004 first quarter) and the Company's contractual commitment to refrain from discretionary treasury stock purchases until the purchase line of credit is repaid, the Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At March 31, 2004 the Company reported $47.8 million in cash and cash equivalents and unpledged investments compared to $47.4 million at December 31, 2003. The Company's investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the three months ended March 31, 2004, the Company advanced commissions, net of chargebacks, of $25.7 million on new Membership sales compared to $27.7 million for the same period of 2003. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, the Company typically derives significant positive cash flow from the Membership over its remaining life.

     The Company expenses advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of March 31, 2004, and related activity for the three month period then ended, were:


                                                                                  (Amounts in 000's)
Beginning unearned advance commission payments (1)...............................   $   191,894
Advance commission payments, net.................................................        25,708
Earned commissions applied.......................................................       (29,016)
Advance commission payment write-offs............................................          (688)
                                                                                    -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       187,898
Estimated unrecoverable advance commission payments (1)..........................       (25,632)
Ending unearned advance commission payments, net (1).............................   -------------
                                                                                    $   162,266
                                                                                    -------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $31.0 million. As such, at March 31, 2004 future commission payments and related expense should be reduced as unearned advance commission payments of $131 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. For additional information concerning these commission advances, see the Company's Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at March 31, 2004 of $47.8 million. The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, after repayment of the stock purchase line of credit.

     The Company constructed a new corporate office complex that it occupied in December 2003 and incurred further finishing costs during the first quarter of 2004. Costs incurred through March 31, 2004 of approximately $32.5 million, including approximately $706,000 of capitalized interest costs, have been paid from existing resources and a real estate line of credit. Total remaining costs from April 1, 2004 are estimated at approximately $1.5 million.

     On June 11, 2002, the Company entered into a real estate line of credit agreement totaling $20 million with a commercial lender providing for funding of the Company's new corporate office complex. The real estate line was fully funded in December 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and repayments began in December 2003 in monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, the Company's rights to receive Membership fees on a portion of its Memberships and by a security interest covering all equipment. The interest rate at March 31, 2004 was 3.35% for the real estate loan and the real estate loan agreement provides for the same financial covenants described below for the 2003 $25 million credit facility.

     During the 2003 third quarter, the Company arranged $25 million in additional financing from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003. The financing provided up to $25 million for treasury stock purchases with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR Rate plus three percent, adjusted monthly. The interest rate at March 31, 2004 was 4.10% for the treasury stock loan. The loan is primarily collateralized by the Company's rights to receive Membership fees on a portion of its Memberships and a pledge of the stock of its subsidiaries. The definitive agreement contains covenants similar to those in the Company's previous line of credit, including provisions prohibiting the Company from pledging assets, incurring additional indebtedness and selling assets. The loan agreement also prohibits the Company from purchasing treasury stock with any funds other than the $25 million loan proceeds until the loan is repaid. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be the chairman and Chief Executive Officer of the Company for 90 days. Pre-payment of the loan is permitted.

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

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of the Company's regulated subsidiaries, will be funded by the Company in the form of capital contributions or surplus debentures. During February 2004, the Company made a capital contribution to a wholly-owned subsidiary of PPLCI, Pre-Paid Legal Services of Tennessee, Inc. in the amount of $600,000. At March 31, 2004, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. At March 31, 2004 PPLCI had approximately $750,000 available for payment of an ordinary dividend.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in the Company's contractual obligations from those disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in the Company's financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to the Company's business and operations. The Company's critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes in the application of critical accounting policies or estimates during the first quarter of 2004. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Forward-Looking Statements

     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, discussions with the staff of the SEC, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of March 31, 2004 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

Risk Factors

     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 - Contingencies and Part II, Item 1 - Legal Proceedings. Please refer to page 39 and 40 of the Company's 2003 Annual Report on Form 10-K for a description of other risk factors.


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

     As of March 31, 2004, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                        Hypothetical change in     Estimated fair value
                                                                             interest rate          after bypothetical
                                                             Fair Value    (bp=basis points)     change in interest rate
                                                             ---------- ----------------------   -----------------------
Fixed-maturity investments at March 31, 2004 (1)............ $   28,497     100 bp increase           $  27,523
                                                                            200 bp increase              26,560
                                                                             50 bp decrease              28,843
                                                                            100 bp decrease              29,243


Fixed-maturity investments at December 31, 2003 (1).........  $  27,052     100 bp increase           $  26,009
                                                                            200 bp increase              24,977
                                                                             50 bp decrease              27,451
                                                                            100 bp decrease              27,904

(1) Excluding short-term investments with a fair value of $2.5 and $2.4 million at March 31, 2004 and December 31, 2003, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2004 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $1.9 million at that date. At December 31, 2003, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.1 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     The Company is exposed to market risk related to changes in interest rates. As of March 31, 2004, the Company had $38.7 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes it to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, interest expense would increase by approximately $400,000. Additionally, the Company had $10.0 million invested in floating rate municipal bonds at year end. Assuming a 100 basis point decrease in interest rates on the bonds, interest income would be reduced by approximately $100,000. As of March 31, 2004, the Company had not entered into any interest rate swap agreements with respect to the term loans or the floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although the Company is exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of the Company's revenues are derived outside of the United States.

ITEM 4. CONTROLS AND PROCEDURES

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


ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
                  SECURITIES.

     Issuer Purchases of Equity Securities

     The following table provides information about the Company's purchases of stock in the open market during the first quarter of 2004.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
January 2004..........              -        $   -                      -                375,500
February 2004.........         35,600           23.41              35,600                339,900
March 2004............        339,900           24.60             339,900                      -
                        ---------------  ----------------  --------------------
Total.................        375,500        $  24.49             375,500
                        ---------------  ----------------  --------------------

(1) The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 8,000,000 shares. The most recent authorization was for 1,000,000 additional shares May 23, 3003 and there has been no time limit set for completion of the repurchase program. As of the date of this report, there has not been a further authorization for additional purchases because additional purchase may not be made until the Company repays the balance of its stock purchase line of credit or obtains a waiver of such restriction. See Part I, Item 2 for a description of the terms of this line of credit.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  Exhibit No.                                     Description
  -----------                                     -----------

31.1 Certification of Harland C. Stonecipher, Chairman, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K

31.2 Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under
     Exhibit 31 of Item 601 of Regulation S-K.

32.1 Certification of Harland C. Stonecipher, Chairman, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2 Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

     The Company filed a Form 8-K dated January 5, 2004 providing under Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition the Company's press release dated January 5, 2004 announcing its Membership and recruiting information for the three months ended December 31, 2003.

     The Company filed a Form 8-K dated February 23, 2004 providing under Item 7
     - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition the Company's press release dated February 23, 2004, announcing its earnings and operating results for the three months and year ended December 31, 2003.

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

                          PRE-PAID LEGAL SERVICES, INC.

Date: April 26, 2004      /s/ Harland C. Stonecipher
                          -----------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President
                          (Principal Executive Officer)

Date: April 26, 2004      /s/ Randy Harp
                          -----------------------------------------
                          Randy Harp
                          Chief Operating Officer
                          (Duly Authorized Officer)

Date: April 26, 2004      /s/ Steve Williamson
                          -----------------------------------------
                          Steve Williamson
                          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)



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


Date: April 26, 2004      /s/ Harland C. Stonecipher
                          -----------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President


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


Date: April 26, 2004      /s/ Steve Williamson
                          -----------------------------------------
                          Steve Williamson
                          Chief Financial Officer




                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 26, 2004      /s/ Harland C. Stonecipher
                          -----------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President



                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 26, 2004      /s/ Steve Williamson
                          -----------------------------------------
                          Steve Williamson
                          Chief Financial Officer