Form 10-K/A
period 2003-12-31
PRE PAID LEGAL SERVICES INC
filed 2004-06-28
CIK 311657

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits of other portions of its Annual Report on Form 10-K pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2003, as set forth below and in the pages attached hereto.

     Part IV, Item 15 - "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" is amended (i) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Option Ownership and Thrift Plan and Trust ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 2003, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the consent of Grant Thornton LLP, respectively relating to the use of their reports which are included as part of Exhibit 99.1.

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

                                PRE-PAID LEGAL SERVICES, INC.

Date: June 28, 2004      By:    /s/ Randy Harp
                                -------------------------------------------
                                Randy Harp
                                Chief Operating Officer






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

10.8 Loan agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the six-months ended June 30, 2002)

10.9 Security agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

10.10Form of Mortgage dated July 23, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

*10.11Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.12Loan  agreement  dated  September 19, 2003 between  Registrant  and Bank of
     Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended September 30, 2003)

21.1 List of Subsidiaries of the Company

23.1 Consent of Grant Thornton LLP

23.2**Consent of Grant Thornton LLP relating to report concerning plan financial information included as part of Exhibit 99.1

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

32.1 Certification of Harland C. Stonecipher, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2 Certification of Steve Williamson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

99.1**Financial  information  relating to the  Pre-Paid  Legal  Services,  Inc.
     Employee Stock Ownership and Thrift Plan and Trust, as required by Form 11-K for the fiscal year of the plan ended December 31, 2003

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

** Filed herewith. All other Exhibits have been previously filed.




                  Exhibit 23.2 - Consent of Grant Thornton LLP

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have issued our report dated June 18, 2004, accompanying the financial statements and schedules of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust for the year ended December 31, 2003, included in this Amendment No. 1 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statement of Pre-Paid Legal Services, Inc. on Form S-8 (File No. 33-82144, effective July 28, 1994).




GRANT THORNTON LLP


Oklahoma City, Oklahoma
June 18, 2004




Exhibit 99.1 - Financial Statements and Report of Independent Registered Public Accounting Firm for the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan Trust for the fiscal year of the plan ended December 31, 2003











                                 C O N T E N T S




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

FINANCIAL STATEMENTS

    STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

    STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

    NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULES

    SCHEDULE H, LINE 4i--ASSETS HELD FOR INVESTMENT PURPOSES

    SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS






             Report of Independent Registered Public Accounting Firm


Trustee and Participants
Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust

We have audited the accompanying statements of net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust as of December 31, 2003 and 2002, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust as of December 31, 2003 and 2002, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Oklahoma City, Oklahoma
June 18, 2004




             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                            and Thrift Plan and Trust



                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                  December 31,


                                                                                              2003              2002
                                                                                         --------------    --------------

ASSETS
    Investments, at fair value
       Cash and cash equivalents                                                         $    490,295      $    377,905
       Pre-Paid Legal Services, Inc. common stock                                           5,689,458         5,177,696
       Participant-directed mutual funds                                                      900,099           872,183
       Participant notes                                                                       46,447            48,119

    Receivables
       Employer contributions                                                                 262,071           220,853
       Participants' elective deferrals                                                           -               7,788
                                                                                         ------------      ------------

                  Total assets                                                              7,388,370         6,704,544

LIABILITIES
    Accounts payable                                                                              405                 -
                                                                                         ------------      ------------

                  NET ASSETS AVAILABLE FOR BENEFITS                                      $  7,387,965      $  6,704,544
                                                                                         ------------      ------------



  The accompanying notes are an integral part of these statements.




           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                             Year ended December 31,


                                                                                              2003              2002
                                                                                         --------------    --------------

Additions to net assets attributed to Employer contributions (Pre-Paid Legal
    Services, Inc.
       common stock)                                                                     $    262,071      $    220,853
    Participant contributions                                                                 466,865           420,912
    Interest and dividend income                                                               17,082            19,369
    Net appreciation in fair value of investments                                              37,737           821,148
                                                                                         ------------      ------------

                  Total additions                                                             783,755         1,482,282

Deductions from net assets attributed to
    Benefits paid to participants                                                             100,334           295,903
                                                                                           ----------        ----------

                  NET INCREASE IN NET ASSETS                                                  683,421         1,186,379

Net assets available for benefits at beginning of year                                      6,704,544         5,518,165
                                                                                         ------------      ------------

Net assets available for benefits at end of year                                           $7,387,965        $6,704,544
                                                                                         ------------      ------------


        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


NOTE A - DESCRIPTION OF PLAN

     The Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan and Trust (the "Plan") was established on January 1, 1988 for the benefit of the employees of Pre-Paid Legal Services, Inc. and its subsidiaries (the "Company"). The Plan is administered by a committee (the "Committee") of three employees appointed by the Company. The Committee also serves as the Plan's Trustee and Invest-ment Manager.

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

     The Plan is a defined contribution plan covering certain employees of the Company and employees of affiliated companies which are included in the Company's consolidated tax return. The Plan year-end is December 31. All employees at least 21 years of age are eligible to enroll in the Plan on January 1 or July 1 following the date the employee completes one year of service (1,000 hours) within 12 consecu-tive months of his/her employment date.

     The Company may make discretionary contributions to the Plan for each Plan year. The contributions may vary from year to year and are determined by written action of the Board of Directors of the Company. Contributions may be made only out of the Company's consolidated net profits before federal and state income taxes from the current or a preceding year. The Company's contribution may be paid to the Trustee either in cash, qualified employer securities or in other property. In 2003 and 2002, all Company contributions were made in qualified employer securities.

     The Discretionary Matching Company Contribution is an amount determined, at the sole discretion of the Company, and added to amounts forfeited by other participants to match the following percentages of participants' deferred compensation contributions (up to a maximum of 6%) for the Plan year. The Discretionary Matching Company Contribution is allocated at the end of each Plan year to each participant's Company Contribution Account based on the following percentages:





                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2003 and 2002


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

     A participant may elect to defer a portion of his compensation in the form of a contribution to his deferred compensation account under the Plan. Participants contribute to the Plan on a pre-tax basis only. Subject to the limitations contained in the Plan, a participant may elect to defer any portion of his compensation. However, a participant may never defer more than the lesser of the Internal Revenue Service limitation ($12,000 and $11,000 in 2003 and 2002, respectively) in any Plan year or a percentage of compensation greater than the maximum percentage of compensation determined annually by the Committee.

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




                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2003 and 2002


NOTE A - DESCRIPTION OF PLAN - CONTINUED

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

     6. Expenses

     The Company elected to pay all of the Plan's administration expenses in 2003 and 2002 although it is not obligated to do so. Any expenses not paid by the Company would be paid by the Plan.

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



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2003 and 2002


NOTE C - INVESTMENTS

    The following presents investments that represent 5% or more of the Plan's net assets:


                                                                                              2003              2002
                                                                                         --------------    --------------

       Nonparticipant-directed investments
           Common  stock -  Pre-Paid  Legal  Services,  Inc.  (217,820  and
             197,622  shares, respectively)                                              $    5,689,458    $    5,177,696
           Merrill  Lynch  CMA  Government   Securities  Fund  (490,295  and
             377,905  units, respectively)                                                      490,295           377,905
       Participant-directed investments
           Federated  Investors  Automated  Cash  Management  Trust SS
             (458,593  and 450,634 units, respectively)                                         458,593           450,634

    The following table presents the net appreciation (depreciation) (including gains and losses on investments bought and sold, as well as held during the year) by type of investment for the years ended December 31:

                                                                                               2003             2002
                                                                                         --------------    -------------

       Mutual funds                                                                      $       13,015    $     (53,554)
       Corporate common stock - Pre-Paid Legal Services, Inc.                                    24,722          874,702
                                                                                         --------------    -------------

                                                                                         $       37,737    $     821,148
                                                                                         --------------    -------------


NOTE D - NONPARTICIPANT-DIRECTED INVESTMENTS

     Information regarding the Plan's nonparticipant-directed investment in the Company's common stock at December 31, 2003 and 2002 is included in Note C above. Significant components of the changes in net assets relating to nonparticipant-directed investments (including activity in the Plan's cash and cash equivalents) is as follows for the years ended December 31:

                                                                                              2003              2002
                                                                                         --------------    --------------

       Net investment gain and interest income                                           $       27,634    $      879,933
       Contributions
           Employer                                                                             220,853           220,853
           Employee                                                                             475,058           420,912
       Benefits paid to participants                                                           (100,334)         (294,850)
       Transfers from participant-directed investments, net                                         941             4,826
                                                                                         --------------    --------------

                                                                                         $      624,152    $    1,231,674
                                                                                         --------------    --------------




                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2003 and 2002


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

NOTE F - DISTRIBUTIONS

     Former participants may request distribution of their accounts in the form of Company common stock or cash. The ability of the Plan to make distributions in cash depends, in part, on the cash available within the Plan to purchase the former participants' vested shares of the Company's common stock. Former participants who have elected to diversify all or a portion of their Plan accounts into qualified "no load" mutual fund investments will receive a distribution of mutual fund shares or cash. Distribu-tions made in 2003 consisted of 2,719 shares of the Company's common stock and cash of $29,665. Distributions made in 2002 consisted of 10,209 shares of the Company's common stock and cash of $54,313.

     Former participants who terminated employment during 2003 and had not yet received distribution of their account at December 31, 2003 will receive distribution in 2004. The balance due former participants at December 31, 2003 included 429 shares of the Company's common stock and cash of $2,219. The balance due former participants at December 31, 2002 included 88 shares of the Company's common stock and cash of $640.





                             SUPPLEMENTAL SCHEDULES




             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                            and Thrift Plan and Trust

            SCHEDULE H, LINE 4i--ASSETS HELD FOR INVESTMENT PURPOSES

                                December 31, 2003

--------------------------------------------------------------------------------------------------------------------------
  (a)                        (b)                               (c)                       (d)               (e)

          Identity of issuer, borrower, lessor                                                               Current
    or similar party; description of investment                        Units                  Cost              value
---------------------------------------------------            --------------------      --------------    ---------------

Corporate common stock
    *Pre-Paid Legal Services, Inc.                              217,820 shares             $2,476,179        $5,689,458

Short-term funds
    Federated Investors
       Automated Cash Management Trust SS                        458,593 units                458,593           458,593
    Merrill Lynch - Money Funds
       CMA Government Securities Fund                            490,295 units                490,295           490,295
    American Funds
       U.S. Treasury Money Fund of America                       231,366 units                231,366           231,366
    Morgan Stanley Dean Witter
       Limited Duration US Treasury Ex B                         13.009 units                 123,761           125,664
       Liquid Asset Fund                                          1.35 units                        1                 1
    Vanguard Group
       Health Care Fund                                          700.628 units                 69,484            84,475
                                                                                         ------------       -----------
                                                                                            1,373,500         1,390,394

Participant notes, interest from 6.75% to 7%,
    maturing at various dates through 2016                                                     46,447            46,447
                                                                                         ------------      ------------

                                                                                           $3,896,126        $7,126,299
                                                                                         ------------      ------------






*  Party-in-interest





                  SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS

                          Year ended December 31, 2003



              (a)                       (b)                (c)       (d)     (e)        (f)         (g)         (h)           (i)


                                                                                      Expense               Current value
asset on                              Net gain           Purchase  Selling  Lease   incurred with  Cost of   of asset on    Net gain
  Identity of party involve     Description of asset      price     price   rental  transaction     asset   transation date  (loss)
------------------------------ ------------------------- -------- -------- -------- ------------- -------- --------------- ---------
*Pre-Paid Legal Services, Inc. Common stock, 8 purchases $342,317 $      - $      -   $       -   $342,317     $342,317    $       -






* Party in interest