Form 10-Q
period 2004-06-30
PRE PAID LEGAL SERVICES INC
filed 2004-07-27
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2004


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

     The number of shares outstanding of the registrant's common stock as of July 23, 2004 was 16,507,659.





                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2004


                                    CONTENTS



Part I.  Financial Information

         Item 1.      Financial Statements:

a)    Consolidated Balance Sheets
                           as of June 30, 2004 (Unaudited) and
                           December 31, 2003

b)    Consolidated Statements of Income
                           (Unaudited) for the three months and six months ended June 30, 2004 and 2003

c)    Consolidated Statements of Comprehensive Income
                           (Unaudited) for the three months and six months ended June 30, 2004 and 2003

d) Consolidated Statements of Cash Flows (Unaudited) for the six months ended
                           June 30, 2004 and 2003

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

         Item 6.      Exhibits and Reports on Form 8-K

Signatures






ITEM 1.  FINANCIAL STATEMENTS


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                           June 30,      December 31,
                                                                                             2004             2003
                                                                                        ------------     ------------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents........................................................     $    17,517      $    21,459
  Available-for-sale investments, at fair value....................................          10,417           10,203
  Membership fees receivable.......................................................           4,607            4,575
  Inventories......................................................................           1,286              857
  Refundable income taxes..........................................................               -              331
  Deferred member and associate service costs......................................          13,444           14,215
  Deferred income taxes............................................................           5,020            4,894
                                                                                        ------------     ------------
      Total current assets.........................................................          52,291           56,534
Available-for-sale investments, at fair value......................................          16,818           15,711
Investments pledged................................................................           4,308            4,253
Property and equipment, net........................................................          48,408           47,004
Deferred member and associate service costs........................................           2,429            2,375
Other assets.......................................................................           7,455            5,135
                                                                                        ------------     ------------
        Total assets...............................................................     $   131,709      $   131,012
                                                                                        ------------     ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     9,769      $     9,289
  Deferred revenue and fees........................................................          23,571           23,763
  Current portion of capital leases payable........................................             809               19
  Current portion of notes payable.................................................          17,564           18,953
  Accounts payable and accrued expenses............................................          13,712           16,380
                                                                                        ------------     ------------
    Total current liabilities......................................................          65,425           68,404
  Capital leases payable...........................................................           1,007            1,687
  Notes payable....................................................................          16,380           24,468
  Deferred revenue and fees........................................................           2,924            3,330
  Deferred income taxes ...........................................................           2,185            2,104
  Other non-current liabilities....................................................           1,915            1,445
                                                                                        ------------     ------------
      Total liabilities............................................................          89,836          101,438
                                                                                        ------------     ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 21,344 and
    21,674 issued at June 30, 2004 and December 31, 2003, respectively.............             213              217
  Retained earnings................................................................         140,062          127,576
  Accumulated other comprehensive income...........................................             626              809
  Treasury stock, at cost; 4,852 shares held at
    June 30, 2004 and December 31, 2003............................................         (99,028)         (99,028)
                                                                                        ------------     ------------
      Total stockholders' equity...................................................          41,873           29,574
                                                                                        ------------     ------------
        Total liabilities and stockholders' equity.................................     $   131,709      $   131,012
                                                                                        ------------     ------------

   The accompanying notes are an integral part of these financial statments.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                  -----------------------  ------------------------
                                                                     2004         2003         2004         2003
                                                                  ----------  -----------  -----------  -----------
Revenues:
  Membership fees................................................ $  .88,120  $   81,881   $  174,870   $  163,428
  Associate services.............................................      5,918       6,330       12,475       13,867
  Other..........................................................      1,391       1,431        2,693        2,667
                                                                  ----------  -----------  -----------  -----------
                                                                      95,429      89,642      190,038      179,962
                                                                  ----------  -----------  -----------  -----------
Costs and expenses:
  Membership benefits............................................     30,449      27,590       59,735       54,315
  Commissions....................................................     29,591      28,353       58,863       56,531
  Associate services and direct marketing........................      6,704       7,350       14,307       14,409
  General and administrative.....................................     10,904       8,928       20,950       16,921
  Other, net.....................................................      2,505       2,088        4,690        4,081
                                                                  ----------  -----------  -----------  -----------
                                                                      80,153      74,309      158,545      146,257
                                                                  ----------  -----------  -----------  -----------

Income before income taxes.......................................     15,276      15,333       31,493       33,705
Provision for income taxes.......................................      5,270       5,290       10,865       11,628
                                                                  ----------  -----------  -----------  -----------
Net income....................................................... $   10,006  $   10,043   $   20,628   $   22,077
                                                                  ----------  -----------  -----------  -----------

Basic earnings per common share.................................. $     .61   $     .57    $    1.24    $    1.24
                                                                  ----------  -----------  -----------  -----------

Diluted earnings per common share................................ $    .60    $     .57    $    1.24    $    1.24
                                                                  ----------  -----------  -----------  -----------


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                  -----------------------  ------------------------
                                                                     2004         2003         2004         2003
                                                                  ----------  -----------  -----------  -----------


Net income.....................................................   $   10,006  $   10,043   $   20,628   $   22,077
                                                                  ----------  -----------  -----------  -----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................          (21)         61          (41)         129
                                                                  ----------  -----------  -----------  -----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains arising during period.............         (310)        345          (88)         455
    Reclassification adjustment for realized losses (gains)
      included in net income...................................          (12)         22          (54)           -
                                                                  ----------  -----------  -----------  -----------
                                                                        (322)        367         (142)         455
                                                                  ----------  -----------  -----------  -----------
Other comprehensive income, net of income taxes
  of ($196) and $198 for the three months and ($99) and $245 for the six months ended June 30, 2004 and 2003, respectively....
                                                                        (343)        428         (183)         584
                                                                  ----------  -----------  -----------  -----------

Comprehensive income...........................................   $    9,663  $   10,471   $   20,445   $   22,661
                                                                  ----------  -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    -------------------------
                                                                                        2004          2003
                                                                                    -----------   -----------
Cash flows from operating activities:
Net income.......................................................................   $   20,628    $   22,077
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes............................................           31           706
  Depreciation and amortization..................................................        3,904         3,453
  Tax benefit on exercise of stock options.......................................          137            64
  Contribution of stock to ESOP..................................................          231           220
  (Increase) decrease in Membership income receivable............................          (32)          393
  (Increase) decrease in inventories.............................................         (429)          259
  Decrease in income tax receivable..............................................          331           159
  Decrease in deferred member and associate service costs........................          717           261
  Increase in other assets.......................................................       (2,320)         (667)
  Increase in accrued Membership benefits........................................          480           204
  Decrease in deferred revenue and fees..........................................         (598)         (103)
  (Decrease) increase in accounts payable and accrued expenses and other.........       (2,239)        1,255
                                                                                    -----------   -----------
    Net cash provided by operating activities....................................       20,841        28,281
                                                                                    -----------   -----------

Cash flows from investing activities:
  Additions to property and equipment............................................       (5,191)      (13,513)
  Purchases of investments - available for sale..................................       (6,661)       (1,309)
  Maturities and sales of investments - available for sale.......................        5,067         3,010
                                                                                    -----------   -----------
    Net cash used in investing activities........................................       (6,785)      (11,812)
                                                                                    -----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................          681           580
  Decrease in capital lease obligations..........................................           (7)         (799)
  Proceeds from issuance of debt.................................................            -        11,800
  Repayments of debt.............................................................       (9,477)       (2,500)
  Purchases of treasury stock....................................................       (9,195)      (32,183)
                                                                                    -----------   -----------
    Net cash used in financing activities .......................................      (17,998)      (23,102)
                                                                                    -----------   -----------

Net decrease in cash and cash equivalents........................................       (3,942)       (6,633)
Cash and cash equivalents at beginning of period.................................       21,459        20,858
                                                                                    -----------   -----------
Cash and cash equivalents at end of period.......................................   $   17,517    $   14,225
                                                                                    -----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized..............................   $      776    $      233
                                                                                    -----------   -----------
  Cash paid for income taxes.....................................................   $   10,300    $   10,700
                                                                                    -----------   -----------
  Non-cash activities - capital lease obligations incurred.......................   $        -    $    1,375
                                                                                    -----------   -----------

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

     In the opinion of management, the accompanying unaudited financial statements as of June 30, 2004, and for the three and six month periods ended June 30, 2004 and 2003, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three and six month periods ended June 30, 2004 are not necessarily indicative of results expected for the full year.

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

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                           ----------    ---------   ----------     ---------
                                                              2004         2003         2004         2003
                                                           ----------    ---------   ----------     ---------
Net income, as reported................................    $  10,006     $ 10,043    $  20,628      $ 22,077
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects.............................            -         (211)        (441)         (507)
                                                           ----------    ---------   ----------     ---------
Pro forma net income...................................    $  10,006     $  9,832    $  20,187      $ 21,570
                                                           ----------    ---------   ----------     ---------
Earnings per share:
    Basic - as reported................................    $     .61     $    .57    $    1.24      $   1.24
    Basic - pro forma..................................    $     .61     $    .56    $    1.21      $   1.21
    Diluted - as reported..............................    $     .60     $    .57    $    1.24      $   1.24
    Diluted - pro forma................................    $     .60     $    .56    $    1.21      $   1.21




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

     Beginning in the second quarter of 2001 multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2003, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of July 21, 2004, as a result of dismissals, summary judgments, or settlements for nominal amounts, the Company was aware of approximately 18 separate lawsuits involving approximately 66 plaintiffs that have been filed in multiple counties in Alabama. As of July 21, 2004, the Company was aware of 18 separate lawsuits involving approximately 432 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name the Company's former provider attorney in Mississippi as a defendant. Proceedings in several of the eleven cases which name the Company's provider attorney as a defendant had been stayed pending the Mississippi Supreme Court's ruling on the Pre-Paid defendants' appeal of a trial court's granting of a partial summary judgment that the action is not required to be submitted to arbitration. On April 1, 2004, the Mississippi Supreme Court affirmed the trial court's partial summary judgment that arbitration should not be had in one of the cases on appeal. Pre-Paid asked the Mississippi Supreme Court to rehear that issue but that motion was denied on June 3, 2004 and Pre-Paid plans to seek certiorari on that issue with the United States Supreme Court by September 1, 2004. At least three complaints have been filed by the law firm representing plaintiffs in eleven of the cases on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002, December 2002 and August 2003. The Company has responded to the Attorney General's requests for information with respect to these complaints, and as of July 21, 2004, the Company was not aware of any further actions being taken by the Attorney General. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the
Company's Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings beginning in Alabama in September 2004, and in Mississippi in October 2004, and seek varying amounts of actual and punitive damages. While the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

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

     On June 29, 2001, an action was filed against the Company in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action was originally a putative class action brought by Gina Kotwitz, later adding, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren, on behalf of all sales associates of the Company. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with the Company's commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates, including a request stated in June 2003 for the imposition of a constructive trust as to earned commissions applied to the reduction of debit balances and disgorgement of all earned renewal commissions applied to the reduction of debit balances. On September 23, 2003 the court entered an order dismissing the class action allegations upon the motion of the plaintiffs. The order provides that the action will proceed only on an individual basis, and that the hearing on plaintiffs' motion for class certification previously set for February 2004 was cancelled. Oral argument on the Company's motion for summary judgment was held on July 2, 2004 and the court has taken the motion under advisement. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Pre-Paid defendants filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002, and discovery in the action was stayed pending a ruling on the motion to dismiss. On July 24, 2003, the Court granted in part and denied in part the Pre-Paid defendants' motion to dismiss. The claims asserted under the Securities Exchange Act of 1934 and the Oklahoma Securities Act were dismissed without prejudice. The motion was denied as to the remaining claims. On July 23, 2003, the Court denied the motion to strike class action allegations at that time. Class certification briefing in the case was concluded on May 19, 2004, after which time the Court will make a determination as to whether the case may proceed as a class action. The Company is unable to predict when the determination will be made. The ultimate outcome of this case is not determinable.

     On January 30, 2003, the Company announced that it had received a subpoena from the office of the United States Attorney for the Southern District of New York requesting information relating to trading activities in the Company's stock in advance of the January 2003 announcement of recruiting and Membership production results for the fourth quarter of 2002. The Company also received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the same subject and requesting that the Company voluntarily provide certain information. The Company has and will continue to respond to any such requests, the last of which occurred in July 2003. As of July 21, 2004, the Company was not aware of any further inquiries in either of these matters. The ultimate outcome of these matters is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense in the consolidated statements of income. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at June 30, 2004 was $3.0 million. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon the Company's financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 - Treasury Stock Purchases

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 8 million shares during subsequent board meetings. At June 30, 2004, the Company had purchased 8 million treasury shares under these authorizations for a total consideration of $182.6 million, an average price of $22.83 per share. The Company purchased and formally retired 375,500 shares of its common stock during the 2004 first quarter for $9.2 million, or an average price of $24.49, reducing its common stock by $3,755 and its retained earnings by $9.2 million, and is currently working with its lenders for additional financing or modifications to existing loan covenants pertaining to restrictions on the amount of treasury stock that may be purchased. See Note 5 below. Given the current interest rate environment, the nature of other investments available and the Company's expected cash flows, management believes that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity.

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


                                                                            Three Months          Six Months
                                                                           Ended June 30,       Ended June 30,
                                                                        -------------------  -------------------
                                                                           2004       2003      2004       2003
                                                                        --------- ---------  --------- ---------
Basic Earnings Per Share:
Earnings:
Net income...........................................................   $  10,006 $  10,043  $  20,628 $  22,077
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      16,485    17,611     16,619    17,824
                                                                        --------- ---------  --------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................   $  10,006  $ 10,043  $  20,628 $  22,077
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      16,485    17,611     16,618    17,824
Assumed exercise of options..........................................          73        73         74        42
                                                                        --------- ---------  --------- ---------
Weighted average number of shares, as adjusted.......................      16,558    17,684     16,692    17,866
                                                                        --------- ---------  --------- ---------



     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 557,000 shares and
1.0 million shares for the three months and 597,000 shares and 1.3 million shares for the six months ended June 30, 2004 and 2003, respectively, with an average exercise price of $27.84, $28.32, $27.57, and $28.81, respectively, were excluded from the calculation of diluted earnings per share for the respective periods.

Note 5 - Notes Payable and Capital Leases

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, the Company's rights to receive Membership fees on a portion of its Memberships and by a security interest covering all equipment. The interest rate at June 30, 2004 was 3.38%. The real estate loan agreement provides for the same financial covenants described below for the 2003 $25 million credit facility.

     During the 2003 third quarter, the Company arranged $25 million in additional financing from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003. The financing provided up to $25 million for treasury stock purchases with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR Rate plus three percent, adjusted monthly. The interest rate at June 30, 2004 was 4.13%. The loan is primarily collateralized by the Company's rights to receive Membership fees on a portion of its Memberships and a pledge of the stock of its subsidiaries. The definitive agreement contains covenants similar to those in the Company's previous line of credit, including provisions prohibiting the Company from pledging assets, incurring additional indebtedness and selling assets. The loan agreement also prohibits the Company from purchasing treasury stock with any funds other than the $25 million loan proceeds until the loan is repaid. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be the chairman and Chief Executive Officer of the Company for 90 days. Pre-payment of the loan is permitted.

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

     A schedule of outstanding balances and future maturities as of June 30, 2004 follows:

Real estate line of credit.........................     $      18,666
Stock purchase line of credit......................            15,278
                                                        --------------
Total notes payable................................            33,944
Less: Current portion of notes payable.............           (17,564)
                                                        --------------
Long term portion..................................     $      16,380
                                                        --------------

Repayment Schedule commencing July 2004:
Year 1.............................................     $      17,564
Year 2.............................................             2,286
Year 3.............................................             2,286
Year 4.............................................             2,286
Year 5.............................................             9,522
                                                        --------------
Total notes payable................................     $      33,944
                                                        --------------


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company's Form 10-K for the year ended December 31, 2003, which describes, among other things, the Company's basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of the Company's business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the second quarter of 2004 compared to the second quarter of 2003 and the first quarter of 2004 and the six months ended June 30, 2004 compared to the six months ended June 30, 2003 (Amounts in 000's):

                                         Three               %         %       Three              Three
                                         Months            Change    Change    Months             Months
    Three Months Ended June 30, 2004     Ended      % of   from       from     Ended      % of     Ended     % of
               compared to              June 30,   Total   Prior    Sequential June 30,  Total    March 31,  Total
    Three Months Ended June 30, 2003:     2004     Revenue  Year     Period      2003    Revenue     2004    Revenue
-------------------------------------   --------   ------- ------   ---------- --------  -------  ---------  -------
Revenues:
  Membership fees....................   $ 88,120     92.3     7.6       1.6    $ 81,881    91.3   $ 86,750     91.7
  Associate services.................      5,918      6.2    (6.5)     (9.8)      6,330     7.1      6,557      6.9
  Other..............................      1,391      1.5    (2.8)      6.8       1,431     1.6      1,302      1.4
                                        --------   ------- ------   ---------- --------  -------  ---------  -------
                                          95,429    100.0     6.5        .9      89,642   100.0     94,609    100.0
                                        --------   ------- ------   ---------- --------  -------  ---------  -------
Costs and expenses:
  Membership benefits................     30,449     31.9    10.4       4.0      27,590    30.8     29,272     30.9
  Commissions........................     29,592     31.0     4.4       1.0      28,353    31.6     29,286     31.0
  Associate services and direct
    marketing........................      6,704      7.0    (8.8)    (11.8)      7,350     8.2      7,603      8.0
  General and administrative.........     10,904     11.4    22.1       8.5       8,928    10.0     10,046     10.6
  Other, net.........................      2,504      2.6    19.9      14.6       2,088     2.3      2,185      2.3
                                        --------   ------- ------   ---------- --------  -------  ---------  -------
                                          80,153     84.0     7.9       2.3      74,309    82.9     78,392     82.9
                                        --------   ------- ------   ---------- --------  -------  ---------  -------

Income before income taxes...........     15,276     16.0     (.4)     (5.8)     15,333    17.1     16,217     17.1
Provision for income taxes...........      5,270      5.5     (.4)     (5.8)      5,290     5.9      5,595      5.9
                                        --------   ------- ------   ---------- --------  -------  ---------  -------
Net income...........................   $ 10,006     10.5     (.4)     (5.8)   $ 10,043    11.2   $ 10,622     11.2
                                        --------   ------- ------   ---------- --------  -------  ---------  -------


                                         Six                 %        Six
                                        Months             Change    Months
    Six Months Ended June 30, 2004      Ended      % of    from      Ended      % of
              compared to               June 30,   Total   Prior    June 30,   Total
    Six Months Ended June 30, 2003:      2004      Revenue  Year      2003     Revenue
-------------------------------------   --------   ------- ------   ---------- -------
Revenues:
  Membership fees....................   $174,870    92.0     7.0    $163,428    90.8
  Associate services.................     12,475      6.6   (10.0)    13,867      7.7
  Other..............................      2,693      1.4     1.0      2,667      1.5
                                        --------   ------- ------   ---------- -------
                                         190,038    100.0     5.6    179,962    100.0
                                        --------   ------- ------   ---------- -------
Costs and expenses:
  Membership benefits................     59,735     31.4    10.0     54,315     30.2
  Commissions........................     58,863     31.0     4.1     56,531     31.4
  Associate services and direct
  marketing..........................     14,307      7.5     (.7)    14,409      8.0
  General and administrative.........     20,950     11.0    23.8     16,921      9.4
  Other, net.........................      4,690      2.5    14.9      4,081      2.3
                                        --------   ------- ------   ---------- -------
                                         158,545     83.4            146,257     81.3
                                        --------   ------- ------   ---------- -------

Income before income taxes...........     31,493     16.6    (6.6)    33,705     18.7
Provision for income taxes...........     10,865      5.7    (6.6)    11,628      6.5
                                        --------   ------- ------   ---------- -------
Net income...........................    $20,628     10.9    (6.6)   $22,077     12.3
                                        --------   ------- ------   ---------- -------




                                                                        Three Months Ended
                                                                        ------------------
                       New Memberships:                         6/30/2004    6/30/2003   3/31/2004
                                                                ---------    ---------   ---------
New legal service membership sales..........................      137,390     171,180      156,135
New "stand-alone" IDT membership sales......................        5,443           -        6,697
                                                                ---------    ---------   ---------

         Total new membership sales.........................      142,833     171,180      162,832
                                                                ---------    ---------   ---------
New "add-on" IDT membership sales...........................       77,802           -       84,774
                     Active Memberships:
Active legal service memberships at end of period...........    1,413,666    1,405,121   1,417,553
Active "stand-alone" IDT memberships at end of period (see
 note below).................................................      17,575           -       12,071
                                                                ---------    ---------   ---------
         Total active memberships at end of period..........    1,431,241    1,405,121   1,429,624
                                                                ---------    ---------   ---------
Active "add-on" IDT memberships at end of period (see note
 below).....................................................      201,713           -      154,774
New sales associates recruited..............................       13,733      22,747       14,774
 (Note - reflects 2,943 transfers from "add-on" status to
 "stand-alone" status during the quarter)


     Identity Theft Shield ("IDT") memberships sold in conjunction with new legal plan memberships or "added-on" to existing legal plan memberships sell for $9.95 per month and are not counted as "new" memberships but do increase the average premium and related direct expenses (membership benefits and commissions) of the Company's membership base, while "stand alone" Identity Theft Shield memberships are not attached to a legal plan membership and sell for $12.95 per month.

     In order to provide additional tools and enhance the classroom training to the new sales associates, the Company increased the cost to become a Fast Start sales associate to $249 throughout most of the 2004 second quarter compared to $149 which was in effect for the comparable quarter of the previous year. Beginning June 28, 2004, the Company began a special promotion for single parents allowing single parents to become a Fast Start associate for $49. This promotion is scheduled to end on July 31, 2004.

     The Company believes there are numerous reasons for the recent declines in associate recruiting and new membership sales. These reasons include adverse publicity about the Company and its pending litigation which the Company believes to be primarily motivated by short sellers as well as the increased associate entry fee of $249 for the majority of the 2004 period compared to $149 for the comparable period of 2003. As a general rule, increases in enrollments of new associates lead to increases in new membership sales. As a result, the Company is investigating methods of stimulating recruitment of quality associates, an example of which is the recent promotion of single parent new associates described above. This promotion has resulted in the Company experiencing some of the highest recruiting weeks of the year in June and July and the Company will closely monitor the productivity of these new associates to evaluate whether the historical relationship between recruits and new membership production continues to hold true.

     Results of Operations - First six months of 2004 compared to first six months of 2003

     The Company reported net income of $20.6 million, or $1.24 per diluted common share, for the six months ended June 30, 2004, down 7% from net income of $22.1 million, or $1.24 per diluted common share, for the comparable period of the prior year due to the Company incurring after-tax losses of $5.0 million related to the Identity Theft Shield membership base in the 2004 six month period compared to none in the 2003 comparable period.. Diluted earnings per share remained unchanged due to an approximate 7% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $174.9 million during 2004 compared to $163.4 million for 2003, an increase of 7%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 13% during the six months ended June 30, 2004 to 305,665 from 350,000 during the comparable period of 2003. At June 30, 2004, there were 1,431,241 active Memberships in force compared to 1,405,121 at June 30, 2003, an increase of 2%. Additionally, the average annual fee per Membership has increased from $259 for all Memberships in force at June 30, 2003 to $269 for all Memberships in force at June 30, 2004, as a result of a larger number of Legal Shield subscribers, increased sales of the Company's business oriented Memberships and the introduction of the Identity Theft Shield during the fourth quarter of 2003.

     Associate services revenue decreased 10% from $13.9 million for the first six months of 2003 to $12.5 million during the comparable period of 2004 primarily as a result of approximately 46% fewer new associates recruited. Total new associates enrolled during the first six months of 2004 were 28,507 compared to 52,502 for the same period of 2003. As a result of the 46% lower overall recruiting, associate fees decreased 12% from $8.2 million for the first six months of 2003 to $7.3 million during the comparable period of 2004. In order to provide additional tools and enhance the classroom training to the new sales associates, the Company increased the cost to become a Fast Start sales associate to $249 throughout the 2004 second quarter compared to $149 which was in effect for the comparable quarter of the previous year. Beginning June 28, 2004, the Company began a special promotion for single parents allowing single parents to become a Fast Start associate for $49. This promotion is scheduled to end on July 31, 2004. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Fast Start program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other revenue remained unchanged at $2.7 million for both the 2004 and 2003 six-month periods ending June 30.

     Primarily as a result of the increase in Membership fees, total revenues increased to $190.0 million for the six months ended June 30, 2004 from $180.0 million during the comparable period of 2003, an increase of 6%.

     Membership benefits totaled $59.7 million for the six months ended June 30, 2004 compared to $54.3 million for the comparable period of 2003, and represented 34% and 33% of Membership fees for the 2004 and 2003 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if the Company continues to sell significant numbers of Identity Theft Shield Memberships.

     Commissions to associates increased 4% to $58.9 million for the six months ended June 30, 2004 compared to $56.5 million for the comparable period of 2003, and represented 34% and 35% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the six months ended June 30, 2004 totaled 305,665, a 13% decrease from the 350,000 sold during the comparable period of 2003. Commissions to associates per new membership sold were $193 per membership for the six months ended June 30, 2004 compared to $162 for the comparable period of 2003. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should the Company add additional commissions to its compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $14.3 million for the six months ended June 30, 2004 from $14.4 million for the comparable period of 2003. Fast Start training bonuses incurred were approximately $1.4 million during the first six months of 2004 compared to $1.7 million in the same period of 2003. This $300,000 decline in bonuses and a $1.4 million decrease in Fast Start attendance bonuses incurred were offset by a $1.0 million increase in associate incentive program costs and a $500,000 increase in the amortization of deferred associate costs. The Fast Start training bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the six months ended June 30, 2004 and 2003 were $21.0 million and $16.9 million, respectively, and represented 12% and 10%, respectively, of Membership fees for each period. The increases in general and administrative expense reflect higher levels of expenses related to bank services charges, legal and professional fees, salaries and benefits and franchise and other taxes. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects such cost savings for the remainder of 2004 to be largely offset by higher levels of expenses related to legal fees, expenses related to its new corporate headquarters and increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization and premium taxes reduced by interest income, was $4.7 million for the period ended June 30, 2004 compared to $4.1 million for the 2003 comparable period. Depreciation increased to $3.9 million for the first six months of 2004 from $3.5 million for the comparable period of 2003 primarily due to capital expenditures during the last 12 months. Premium taxes decreased from $1.3 million for the six months ended June 30, 2003 to $900,000 for the comparable period of 2004. The decrease in 2004 was due to a change in the tax structure of one of the states in which the Company pays premium taxes. Interest income increased by approximately $100,000 for the first six months of 2004 to $800,000 from $700,000 for the 2003 period due to an increase in balances of interest bearing assets.

     The Company has recorded a provision for income taxes of $10.9 million (34.5% of pretax income) for the first six months of 2004 compared to $11.6 million (34.5% of pretax income) for the same period of 2003.

     Results of Operations - Second quarter of 2004 compared to second quarter of 2003

     Net income remained unchanged at $10.0 million for both the 2004 and 2003 second quarters even though the Company incurred after-tax losses of $1.8 million related to the Identity Theft Shield membership base in the 2004 second quarter period compared to none in the 2003 comparable period. These after-tax losses are primarily created since the Company advances significant commissions at the time a membership is sold and are expensed during the first month of the membership. Since approximately 95% of membership fees are collected on a monthly basis, a significant cash flow deficit and after-tax loss is created at the time a membership is sold. This deficit and loss are reduced as monthly membership fees are remitted and no additional commissions are paid on the membership until all previous unearned advance commission balances have been fully recovered. Diluted earnings per share increased 6 percent to 60 cents per share from 57 cents per share for the prior year's comparable quarter due to an approximate 6 percent decrease in the weighted average number of outstanding shares.

     Membership fees totaled $88.1 million during the 2004 second quarter compared to $81.8 million for 2003, an increase of 8%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 17% during the three months ended June 30, 2004 to 142,833 from 171,180 during the comparable period of 2003. At June 30, 2004, there were 1,431,241 active Memberships in force compared to 1,405,121 at June 30, 2003, an increase of 2%. Additionally, the average annual fee per Membership has increased from $259 for all Memberships in force at June 30, 2003 to $269 for all Memberships in force at June 30, 20004, as a result of a larger number of Legal Shield subscribers, increased sales of the Company's business oriented Memberships and the introduction of the Identity Theft Shield during the fourth quarter of 2003.

     Associate services revenue decreased 7% from $6.3 million for the second three months of 2003 to $5.9 million during the comparable period of 2004 primarily as a result of approximately 40% fewer new associates recruited. Total new associates enrolled during the second quarter of 2004 were 13,733 compared to 22,747 for the same period of 2003. As a result of the 40% lower overall recruiting, associate fees decreased 6% from $3.7 million for the second three months of 2003 to $3.5 million during the comparable period of 2004. In order to provide additional tools and enhance the classroom training to the new sales associates, the Company increased the cost to become a Fast Start sales associate to $249 throughout the 2004 six months compared to $149 which was in effect for the comparable period of the previous year. Beginning June 28, 2004, the Company began a special promotion for single parents allowing single parents to become a Fast Start associate for $49. This promotion is scheduled to end on July 31, 2004. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Fast Start program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training providing associate services and other direct marketing expenses.

     Other revenue remained at $1.4 million for the three months ended June 30, 2004 and 2003.

     Primarily as a result of the increase in Membership fees, total revenues increased to $95.4 million for the three months ended June 30, 2004 from $89.6 million during the comparable period of 2003, an increase of 7%.

     Membership benefits totaled $30.4 million for the three months ended June 30, 2004 compared to $27.6 million for the comparable period of 2003, and represented 35% and 34% of Membership fees for the 2004 and 2003 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) pertaining to legal service plans should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if the Company continues to sell significant numbers of Identity Theft Shield Memberships.

     Commissions to associates increased 4% to $29.6 million for the three months ended June 30, 2004 compared to $28.4 million for the comparable period of 2003, and represented 34% and 35% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. New memberships sold during the three months ended June 30, 2004 totaled 142,833, a 17% decrease from the 171,180 sold during the comparable period of 2003. Commissions to associates per new membership sold were $207 per membership for the three months ended June 30, 2004 compared to $166 for the comparable period of 2003. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should the Company add additional commissions to its compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $6.7 million for the three months ended June 30, 2004 from $7.4 million for the comparable period of 2003, primarily due to a $100,000 decrease in Player's Club related expenses due to fewer associates qualifying for this incentive program and a $700,000 decline in Fast Start training attendance checks since that program, which was in effect during the 2003 second quarter, was eliminated prior to 2004. The Company offers the Player's Club incentive program to provide additional incentives to its associates as a reward for consistent, quality business. Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period. Other Fast Start training related costs are affected by the number of new sales associates that successfully meet the qualification criteria established by the Company, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended June 30, 2004 and 2003 were $10.9 million and $8.9 million, respectively, and represented 12% and 11%, respectively, of Membership fees for each period. The 2004 second quarter reflects increased franchise and other taxes, professional fees, and increased expenses related to licenses and fees and bank service charges due to the increases in legal plans and Identity Theft Shield Memberships. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects any such cost savings for the remainder of 2004 to be largely offset by higher levels of expenses related to legal fees, expenses related to its new corporate headquarters and increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $2.5 million for the period ended June 30, 2004 compared to $2.1 million for the 2003 comparable period. Depreciation increased to $2.0 million for the second quarter of 2004 from $1.8 million for the comparable period of 2003 primarily due to capital expenditures during the last 12 months and interest expense increased to $406,000 during the 2004 period from $6,000 during the comparable period of 2003. Premium taxes decreased from $679,000 for the three months ended June 30, 2003 to $481,000 for the comparable period of 2004 primarily due to one of the states changing the type of taxes that the Company is required to pay instead of premium taxes.

     The Company has recorded a provision for income taxes of $5.3 million (34.5% of pretax income) for the second quarter of 2004 and 2003.


     Results  of  Operations  - Second  Quarter  of 2004  compared  to the First
      Quarter of 2004

     Second quarter 2004 membership fees increased from the 2004 first quarter to $88.1 million vs. $86.8 million. Associate services revenue decreased during the 2004 second quarter from the 2004 first quarter by approximately $639,000. Associate services and direct marketing expenses also decreased by $899,000 from the 2004 first quarter. Membership benefits totaled $30.4 million in the second quarter of 2004 compared to $29.3 million for the 2004 first quarter and represented 35% and 34% of membership fees for the respective periods. Due to increased commissions related to the sale of Identity Theft Shield memberships which began during the 2003 fourth quarter, total commissions to associates per new membership sold during the respective quarters were $207 per membership for the 2004 second quarter compared to $180 for the 2004 first quarter. General and administrative expenses during the 2004 second quarter were $10.9 million compared to $10.0 million for the 2004 first quarter and represented 12% of membership fees for both periods.


     Liquidity and Capital Resources
     General
     Consolidated net cash provided from operating activities for the first half of 2004 decreased 26 percent to $20.8 million from $28.3 million for the 2003 period. Approximate $8.1 million negative cash flow resulted from sales of Identity Theft Shield ("IDT") memberships during the 2004 period. This negative cash flow is created since the Company advances significant commissions at the time a membership is sold. Since approximately 95% of membership fees are collected on a monthly basis, a significant cash flow deficit loss is created at the time a membership is sold. This deficit is reduced as monthly membership fees are remitted and no additional commissions are paid on the membership until all previous unearned advance commission balances have been fully recovered. The decrease of $7.4 million resulted primarily from the decrease in net income of $1.4 million (which includes the effect of the IDT negative cash flow), a net increase in the change in other assets of $1.8 million and a net decrease in the change in accounts payable and accrued expenses of $3.5 million.

     Consolidated net cash used in investing activities was $6.8 million for the first six months of 2004 compared to $11.8 million for the comparable period of 2003. This $5.0 million decrease in cash used in investing activities resulted from the $8.3 million decrease in additions to property and equipment, primarily additional costs of the Company's new corporate office complex partially offset by a $2.1 million increase in maturities and sales of investments and a $5.4 million net increase in purchases of available-for-sale investments.

     Net cash used in financing activities during the first six months of 2004 was $18.0 million compared to $23.1 million for the comparable period of 2003. This $5.1 million change was primarily comprised of the $23.0 million decrease in treasury stock purchases partially offset by a decrease of $11.8 million in net proceeds from issuance of debt and a net $7.0 million increase in payments on debt and capital lease obligations.

     During the six months ended June 30, 2004, the Company purchased and formally retired 375,500 million shares of treasury stock reducing its common stock accounts by $3,755 and retained earnings by $9.2 million. Primarily due to the large amount of treasury stock purchases in the first quarter of 2004 of approximately $9.2 million, the Company had a consolidated working capital deficit of $13.2 million at June 30, 2004, an increase of $1.4 million compared to a consolidated working capital deficit of $11.9 million at December 31, 2003. The increase was primarily due to the $3.9 million decrease in cash and cash equivalents and a $771,000 decrease in deferred member and associate service costs partially offset by a $1.4 million decrease in the current portion of notes payable and a $2.7 million decrease in accounts payable and accrued expenses. The $13.2 million working capital deficit at June 30, 2004 would have been a $3.1 million working capital deficit excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. The Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At June 30, 2004 the Company reported $44.8 million in cash and cash equivalents and unpledged investments compared to $47.4 million at December 31, 2003. The Company's investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the six months ended June 30, 2004, the Company advanced commissions, net of chargebacks, of $52.4 million on new Membership sales compared to $54.9 million for the same period of 2003. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, the Company typically derives significant positive cash flow from the Membership over its remaining life.

     The Company expenses advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the second month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of June 30, 2004, and related activity for the three month period then ended, were:

                                                                                 (Amounts in 000's)
Beginning unearned advance commission payments (1)...............................   $   191,894
Advance commission payments, net.................................................        52,405
Earned commissions applied.......................................................       (58,112)
Advance commission payment write-offs............................................        (1,402)
                                                                                    -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       184,785
Estimated unrecoverable advance commission payments (1)..........................       (26,844)
Ending unearned advance commission payments, net (1).............................   -------------
                                                                                    $   157,941
                                                                                    -------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $32.0 million. As such, at June 30, 2004 future commission payments and related expense should be reduced as unearned advance commission payments of $126 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. For additional information concerning these commission advances, see the Company's Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at June 30, 2004 of $44.8 million. The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, after repayment of the stock purchase line of credit.

     The Company constructed a new corporate office complex that it occupied in December 2003 and incurred further finishing costs during the second quarter of 2004. Costs incurred through June 30, 2004 of approximately $33.6 million, including approximately $706,000 of capitalized interest costs, have been paid from existing resources and a real estate line of credit. Remaining costs from July 1, 2004 are not expected to be material.

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, the Company's rights to receive Membership fees on a portion of its Memberships and by a security interest covering all equipment. The interest rate at June 30, 2004 was 3.38%. The real estate loan agreement provides for the same financial covenants described below for the 2003 $25 million credit facility.

     During the 2003 third quarter, the Company arranged $25 million in additional financing from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003. The financing provided up to $25 million for treasury stock purchases with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR Rate plus three percent, adjusted monthly. The interest rate at June 30, 2004 was 4.13%. The loan is primarily collateralized by the Company's rights to receive Membership fees on a portion of its Memberships and a pledge of the stock of its subsidiaries. The definitive agreement contains covenants similar to those in the Company's previous line of credit, including provisions prohibiting the Company from pledging assets, incurring additional indebtedness and selling assets. The loan agreement also prohibits the Company from purchasing treasury stock with any funds other than the $25 million loan proceeds until the loan is repaid. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be the chairman and Chief Executive Officer of the Company for 90 days. Pre-payment of the loan is permitted.

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

     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of the Company's regulated subsidiaries, will be funded by the Company in the form of capital contributions or surplus debentures. During February 2004, the Company made a capital contribution to a wholly-owned subsidiary of PPLCI, Pre-Paid Legal Services of Tennessee, Inc. in the amount of $600,000. At June 30, 2004, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. At June 30, 2004 PPLCI had approximately $750,000 available for payment of an ordinary dividend.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in the Company's contractual obligations from those disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in the Company's financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to the Company's business and operations. The Company's critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes in the application of critical accounting policies or estimates during the six months of 2004. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Forward-Looking Statements

     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, discussions with the staff of the SEC, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of June 30, 2004 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

     As of June 30, 2004, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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



                                                                          Hypothetical change in   Estimated fair value
                                                                              interest rate          after hypothetical
                                                             Fair Value     (bp=basis points)     change in interest rate
                                                             ----------   ----------------------  -----------------------
Fixed-maturity investments at June 30, 2004 (1)............. $   27,947     100 bp increase           $  26,874
                                                                            200 bp increase              25,842
                                                                             50 bp decrease              28,363
                                                                            100 bp decrease              28,811


Fixed-maturity investments at December 31, 2003 (1).........  $  27,052     100 bp increase           $  26,009
                                                                            200 bp increase              24,977
                                                                             50 bp decrease              27,451
                                                                            100 bp decrease              27,904

--------------------

(1) Excluding short-term investments with a fair value of $2.5 and $2.4 million at June 30, 2004 and December 31, 2003, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2004 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.1 million at that date. At December 31, 2003, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.1 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     The Company is exposed to market risk related to changes in interest rates. As of June 30, 2004, the Company had $33.9 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes it to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $339,000. Additionally, the Company had $10.0 million invested in floating rate municipal bonds at June 30, 2004. Assuming a 100 basis point decrease in interest rates on the bonds, interest income would be reduced by approximately $100,000. As of June 30, 2004, the Company had not entered into any interest rate swap agreements with respect to the term loans or the floating rate municipal bonds.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 2004 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 28, 2004. The following matter was submitted to a vote of the Company's shareholders at the Annual Meeting.

Election of Director.
         The results of the election for the director were as follows:

                                                              Abstentions and
                                       Votes For               Votes Withheld
                                      ----------              ---------------
Peter K. Grunebaum                    14,896,476                 243,223


     Effective at the Annual Meeting, the number of members of the Board of Directors was reduced to five and is divided into three classes as nearly equal in size as possible, with the term of office of one class expiring each year, with the term of office of one class expiring each year. The new terms of service of Mr. Grunebaum will expire in 2007. The terms of the other four directors of the Company did not expire at the Annual Meeting. The names of such other directors and the year of expiration of their respective terms are as follows: Harland C. Stonecipher - 2005; Martin H. Belsky - 2005; John W. Hail -2006 and Steven R. Hague - 2006.


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

(b) Reports on Form 8-K:

     The Company filed a Form 8-K dated April 2, 2004 providing under Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition the Company's press release dated April 2, 2004 announcing its Membership and recruiting information for the three months ended March 31, 2004.

     The Company filed a Form 8-K dated April 26, 2004 providing under Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition the Company's press release dated April 26, 2004, announcing its earnings and operating results for the three months ended March 31, 2004.

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

                          PRE-PAID LEGAL SERVICES, INC.

Date: July 27, 2004       /s/ Harland C. Stonecipher
                          ------------------------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President
                          (Principal Executive Officer)

Date: July 27, 2004       /s/ Randy Harp
                          ------------------------------------------------------
                          Randy Harp
                          Chief Operating Officer
                          (Duly Authorized Officer)

Date: July 27, 2004       /s/ Steve Williamson
                          ------------------------------------------------------
                          Steve Williamson
                          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)




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


Date: July 27, 2004       /s/ Harland C. Stonecipher
                          ------------------------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President



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


Date: July 27, 2004       /s/ Steve Williamson
                          ------------------------------------------------------
                          Steve Williamson
                          Chief Financial Officer






                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 27, 2004       /s/ Harland C. Stonecipher
                          ------------------------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President





                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 27, 2004       /s/ Steve Williamson
                          ------------------------------------------------------
                          Steve Williamson
                          Chief Financial Officer