Form 10-Q
period 2004-09-30
PRE PAID LEGAL SERVICES INC
filed 2004-10-27
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2004


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

     The number of shares outstanding of the registrant's common stock as of October 22, 2004 was 15,509,388.



                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2004


                                    CONTENTS



Part I.  Financial Information

         Item 1. Financial Statements:


                 a)  Consolidated Balance Sheets
                     as of September 30, 2004 (Unaudited) and
                     December 31, 2003

                 b)  Consolidated Statements of Income
                     (Unaudited) for the three months and nine months ended September 30, 2004 and 2003

                 c) Consolidated Statements of Comprehensive Income (Unaudited) for the three months and nine months ended September 30, 2004 and 2003

                 d)  Consolidated Statements of Cash Flows
                     (Unaudited) for the nine months ended
                     September 30, 2004 and 2003

                 e)  Notes to Consolidated Financial Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Item 4. Controls and Procedures

Part II. Other Information

         Item 1. Legal Proceedings

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         Item 6. Exhibits

Signatures






ITEM 1.  FINANCIAL STATEMENTS

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                        September 30,     December 31,
                                                                                             2004             2003
                                                                                        -------------    --------------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents........................................................     $    50,982      $    21,459
  Available-for-sale investments, at fair value....................................             197           10,203
  Membership fees receivable.......................................................           4,716            4,575
  Inventories......................................................................           1,357              857
  Refundable income taxes..........................................................           1,611              331
  Deferred member and associate service costs......................................          14,966           14,215
  Deferred income taxes............................................................           4,596            4,894
                                                                                        -------------    --------------
      Total current assets.........................................................          78,425           56,534
Available-for-sale investments, at fair value......................................          17,035           15,711
Investments pledged................................................................           4,352            4,253
Property and equipment, net........................................................          47,621           47,004
Deferred member and associate service costs........................................           2,434            2,375
Other assets.......................................................................           7,297            5,135
                                                                                        -------------    --------------
        Total assets...............................................................     $   157,164      $   131,012
                                                                                        -------------    --------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $    10,031      $     9,289
  Deferred revenue and fees........................................................          23,737           23,763
  Current portion of capital leases payable........................................             808               19
  Current portion of notes payable.................................................          18,036           18,953
  Treasury stock tender offer payable..............................................          25,495                -
  Accounts payable and accrued expenses............................................          12,664           16,380
                                                                                        -------------    --------------
    Total current liabilities......................................................          90,771           68,404
  Capital leases payable...........................................................           1,003            1,687
  Notes payable....................................................................          31,559           24,468
  Deferred revenue and fees........................................................           3,332            3,330
  Deferred income taxes ...........................................................           2,440            2,104
  Other non-current liabilities....................................................           2,437            1,445
                                                                                        -------------    --------------
      Total liabilities............................................................         131,542          101,438
                                                                                        -------------    --------------

Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 20,352 and
    21,674 issued at September 30, 2004 and December 31, 2003, respectively........             204              217
  Retained earnings................................................................         123,785          127,576
  Accumulated other comprehensive income...........................................             661              809
  Treasury stock, at cost; 4,852 shares held at
    September 30, 2004 and December 31, 2003.......................................         (99,028)         (99,028)
                                                                                        -------------    --------------
      Total stockholders' equity...................................................          25,622           29,574
                                                                                        -------------    --------------
        Total liabilities and stockholders' equity.................................     $   157,164      $   131,012
                                                                                        -------------    --------------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                  -----------------------  --------------------------
                                                                     2004         2003         2004         2003
                                                                  ----------- -----------  -----------  -------------
Revenues:
  Membership fees.................................................$   89,317  $   82,695   $  264,187   $  246,123
  Associate services..............................................     6,132       6,033       18,607       19,900
  Other...........................................................     1,404       1,296        4,097        3,963
                                                                  ----------- -----------  -----------  -------------
                                                                      96,853      90,024      286,891      269,986
                                                                  ----------- -----------  -----------  -------------
Costs and expenses:
  Membership benefits.............................................    31,100      27,956       90,835       82,271
  Commissions.....................................................    30,097      28,443       88,960       84,974
  Associate services and direct marketing.........................     7,304       7,411       21,611       21,820
  General and administrative......................................    11,083       9,896       32,033       26,817
  Other, net......................................................     2,526       2,175        7,215        6,256
                                                                  ----------- -----------  -----------  -------------
                                                                      82,110      75,881      240,654      222,138
                                                                  ----------- -----------  -----------  -------------

Income before income taxes........................................    14,743      14,143       46,237       47,848
Provision for income taxes........................................     5,086       4,705       15,952       16,333
                                                                  ----------- -----------  -----------  -------------
Net income........................................................$    9,657  $    9,438   $   30,285   $   31,515
                                                                  ----------- -----------  -----------  -------------

Basic earnings per common share...................................$      .59  $     .54    $    1.83    $    1.79
                                                                  ----------- -----------  -----------  -------------

Diluted earnings per common share.................................$      .58  $     .54    $    1.82    $    1.78
                                                                  ----------- -----------  -----------  -------------

   The accompanying notes are an integral part of these financial statements.







                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                  -----------------------  --------------------------
                                                                     2004         2003         2004         2003
                                                                  ----------- -----------  -----------  -------------

Net income.....................................................   $    9,657  $    9,438   $   30,285   $   31,515
                                                                  ----------- -----------  -----------  -------------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................          119          15           78          144
                                                                  ----------- -----------  -----------  -------------
  Unrealized gains (losses) on investments:
    Unrealized holding gains arising during period.............          (71)       (197)        (171)         236
    Reclassification adjustment for realized losses (gains)
      included in net income...................................          (13)         35          (55)          57
                                                                  ----------- -----------  -----------  -------------
                                                                         (84)       (162)        (226)         293
                                                                  ----------- -----------  -----------  -------------
Other comprehensive income, net of income taxes
  of $(45) and $(87) for the three months and ($122) and $158 for the nine months ended September 30, 2004 and 2003,
  respectively.................................................           35        (147)        (148)         437
                                                                  ----------- -----------  -----------  -------------

Comprehensive income...........................................   $    9,860  $    9,291   $   30,137   $   31,952
                                                                  ----------- -----------  -----------  -------------

   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    -------------------------
                                                                                        2004          2003
                                                                                    -----------   -----------

Cash flows from operating activities:
Net income.......................................................................   $   30,285    $   31,515
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes............................................          756           133
  Depreciation and amortization..................................................        5,840         5,295
  Tax benefit on exercise of stock options.......................................          214            91
  Contribution of stock to ESOP..................................................          231           221
                                                                                    -----------   -----------
    Cash provided by operating activities before changes in assets and liabilities      37,326        37,255

  (Increase) decrease in Membership income receivable............................         (141)          604
  (Increase) decrease in inventories.............................................         (500)          265
  Decrease in income tax receivable..............................................            -          (553)
  Increase in other current assets...............................................       (1,280)            -
  (Increase) decrease in deferred member and associate service costs.............         (810)        1,139
  Increase in other assets.......................................................       (2,162)       (1,281)
  Increase in accrued Membership benefits........................................          742           268
  Decrease in deferred revenue and fees..........................................          (24)         (414)
  (Decrease) increase in accounts payable and accrued expenses and other.........       (2,646)        2,292
                                                                                    -----------   -----------
    Net cash provided by operating activities....................................       30,505        39,575
                                                                                    -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (6,340)      (20,045)
  Purchases of investments - available for sale..................................       (7,919)       (5,605)
  Maturities and sales of investments - available for sale.......................       16,154         3,828
                                                                                    -----------   -----------
    Net cash provided by (used in) investing activities..........................        1,895       (21,822)
                                                                                    -----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................        1,442           844
  Decrease in capital lease obligations..........................................          (12)         (802)
  Proceeds from issuance of debt.................................................       19,000        16,300
  Repayments of debt.............................................................      (12,826)       (8,333)
  Purchases of treasury stock....................................................      (10,481)      (34,131)
                                                                                    -----------   -----------
    Net cash used in financing activities .......................................       (2,877)      (26,122)
                                                                                    -----------   -----------


Net increase (decrease) in cash and cash equivalents.............................       29,523        (8,369)
Cash and cash equivalents at beginning of period.................................       21,459        20,858
                                                                                    -----------   -----------
Cash and cash equivalents at end of period.......................................   $   50,982    $   12,489
                                                                                    -----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized..............................   $    1,127    $      403
                                                                                    -----------   -----------
  Cash paid for income taxes.....................................................   $   16,000    $   16,200
                                                                                    -----------   -----------
  Increase in treasury stock tender offer payable................................   $   25,495    $        -
                                                                                    -----------   -----------
  Purchases of treasury stock....................................................   $  (25,495)   $        -
                                                                                    -----------   -----------
  Non-cash activities - capital lease obligations incurred.......................   $        -    $    1,375
                                                                                    -----------   -----------

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

     In the opinion of management, the accompanying unaudited financial statements as of September 30, 2004, and for the three and nine month periods ended September 30, 2004 and 2003, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results expected for the full year.

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

                                                              Three Months Ended         Nine Months Ended
                                                                September 30,              September 30,
                                                           ---------     ---------   ---------      --------
                                                              2004          2003         2004         2003
                                                           ---------     ---------   ---------      --------
Net income, as reported................................    $   9,657     $  9,438    $  30,285      $ 31,515
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects.............................            -         (177)        (441)         (684)
                                                           ---------     ---------   ---------      --------
Pro forma net income...................................    $   9,657     $  9,261    $  29,844      $ 30,831
                                                           ---------     ---------   ---------      --------
Earnings per share:
    Basic - as reported................................    $     .59     $    .54    $    1.83      $   1.79
    Basic - pro forma..................................    $     .59     $    .53    $    1.80      $   1.75
    Diluted - as reported..............................    $     .58     $    .54    $    1.82      $   1.78
    Diluted - pro forma................................    $     .58     $    .53    $    1.79      $   1.75





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

     Beginning in the second quarter of 2001 multiple lawsuits were filed against the Company, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2003, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of October 26, 2004, as a result of dismissals, summary judgments, or settlements for nominal amounts, the Company was aware of approximately 17 separate lawsuits involving approximately 64 plaintiffs that have been filed in multiple counties in Alabama. As of October 26, 2004, the Company was aware of 17 separate lawsuits involving approximately 430 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name the Company's former provider attorney in Mississippi as a defendant. Proceedings in several of the eleven cases which name the Company's provider attorney as a defendant had been stayed pending the Mississippi Supreme Court's ruling on the Pre-Paid defendants' appeal of a trial court's granting of a partial summary judgment that the action is not required to be submitted to arbitration. On April 1, 2004, the Mississippi Supreme Court affirmed the trial court's partial summary judgment that arbitration should not be had in one of the cases on appeal. Pre-Paid asked the Mississippi Supreme Court to rehear that issue but that motion was denied on June 3, 2004 and Pre-Paid sought certiorari on that issue with the United States Supreme Court on September 1 and 8, 2004. At this time, Pre-Paid is unable to predict whether or not the Court will grant certiorari review of the issue. At least three complaints have been filed by the law firm representing plaintiffs in eleven of the cases on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002, December 2002 and August 2003. The Company has responded to the Attorney General's requests for information with respect to these complaints, and as of October 26, 2004, the Company was not aware of any further actions being taken by the Attorney General. In Mississippi, the Company has filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which the Company seeks to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of the Company's Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings in Alabama in November 2004, and in Mississippi in February 2005, and seek varying amounts of actual and punitive damages. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in the Company's favor, including other named defendants, on all claims on October 19, 2004. While the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

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

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against the Company and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of all sales associates of the Company and alleges that the marketing plan offered by the Company constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Pre-Paid defendants filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002, and discovery in the action was stayed pending a ruling on the motion to dismiss. On July 24, 2003, the Court granted in part and denied in part the Pre-Paid defendants' motion to dismiss. The claims asserted under the Securities Exchange Act of 1934 and the Oklahoma Securities Act were dismissed without prejudice. The motion was denied as to the remaining claims. On September 8, 2004, the Court denied plaintiffs motion for class certification. Plaintiffs have petitioned the Tenth Circuit Court of Appeals for permission to appeal the class certification ruling, and that matter has been fully briefed. At this time, the Company is unable to predict when the determination of whether or not an interlocutory appeal of the denial of class certification will be allowed. The ultimate outcome of this case is not determinable.

     On January 30, 2003, the Company announced that it had received a subpoena from the office of the United States Attorney for the Southern District of New York requesting information relating to trading activities in the Company's stock in advance of the January 2003 announcement of recruiting and Membership production results for the fourth quarter of 2002. The Company also received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the same subject and requesting that the Company voluntarily provide certain information. The Company has and will continue to respond to any such requests, the last of which occurred in July 2003. As of October 26, 2004, the Company was not aware of any further inquiries in either of these matters. The ultimate outcome of these matters is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, the Company does not currently anticipate that these contingencies will result in any material adverse effect to its financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense in the consolidated statements of income. The Company has established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at September 30, 2004 was $3.0 million. The Company believes it has meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon the Company's financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 - Treasury Stock Purchases

     The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock. The Board of Directors has increased such authorization from 500,000 shares to 10 million shares during subsequent board meetings. At September 30, 2004, the Company had purchased 9.0 million treasury shares under these authorizations for a total consideration of $209.4 million, an average price of $23.19 per share. The Company purchased and formally retired 1.0 million and 1.4 million shares of its common stock during the 2004 third quarter and nine month period for $26.8 million and $36.0 million, or an average price of $25.98 and $25.58, reducing its common stock by $10,309 and $14,064 and its retained earnings by $26.8 million and $36.0 million, respectively. See Note 5 below. At September 30, 2004 there was an accrued expense of $25.5 million, reflecting an amount owed (and subsequently paid on October 5, 2004) to purchase 980,518 shares in a Dutch auction tender offer which expired on September 28, 2004.
Given the current interest rate environment, the nature of other investments available and the Company's expected cash flows, management believes that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact the Company's liquidity.

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


                                                                            Three Months         Nine Months
                                                                        Ended September 30,  Ended September 30,
                                                                        -------------------  -------------------
Basic Earnings Per Share:                                                 2004       2003      2004       2003
                                                                        --------- ---------  --------- ---------
Earnings:
Net income...........................................................   $   9,657 $   9,438  $  30,285 $  31,515
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      16,481    17,335     16,572    17,654
                                                                        --------- ---------  --------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................   $   9,657  $  9,438  $  30,285 $  31,515
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      16,481    17,335     16,572    17,654
Assumed exercise of options..........................................         100        70        105        51
                                                                        --------- ---------  --------- ---------
Weighted average number of shares, as adjusted.......................      16,581    17,405     16,677    17,705
                                                                        --------- ---------  --------- ---------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 553,000 shares and 753,000 shares for the three months and 593,000 shares and 809,000 shares for the nine months ended September 30, 2004 and 2003, respectively, with an average exercise price of $27.85, $28.19, $27.58, and $27.79, respectively, were excluded from the calculation of diluted earnings per share for the respective periods.

Note 5 - Notes Payable and Capital Leases

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, the Company's rights to receive Membership fees on a portion of its Memberships and by a security interest covering all equipment. The interest rate at September 30, 2004 was 3.92%. The real estate loan agreement provides for financial covenants substantially the same as those described below for the amended stock purchase loan.

     During the 2003 third quarter, the Company arranged $25 million in additional financing from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003. The financing provided up to $25 million for treasury stock purchases with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR Rate plus three percent, adjusted monthly. During August 2004, the Company amended the terms of the loan agreement with these banks to increase the loan amount to $31.5 million. The amended loan agreement provides for treasury stock purchases of up to $31.5 million of which the Company has $5.9 million available as of October 26, 2004. The Company fully funded the loan on September 30, 2004 which resulted in a net increase in credit of $19.0 million above the outstanding balance of its existing treasury stock term loan of $12.5 million at the time. Proceeds of this loan together with existing cash resources were used to purchase treasury shares. The amortization of the amended loan has been modified to provide for repayment over 24 months in equal monthly principal payments beginning October 31, 2004 and ending September 30, 2006 with the same interest rate of the 30 day LIBOR rate plus 3%. The interest rate at September 30, 2004 was 4.67%. The monthly principal payment will be $1.3 million compared to the monthly payment on the prior loan of $1.4 million. The amended loan agreement continues all of the covenants of the prior agreement with certain modifications to permit additional stock purchases and/or dividends while the loan is outstanding generally in an amount no greater than 50% of net income and modifies the debt service coverage ratio definition slightly. Additionally $4.8 million (50% of 3rd quarter 2004 net income) is available for stock purchases and/or dividends.

     The loan is primarily collateralized by the Company's rights to receive Membership fees on a portion of its Memberships and a pledge of the stock of its subsidiaries. The definitive agreement contains covenants prohibiting the
Company from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be the chairman and Chief Executive Officer of the Company for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) the Company's quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 125%; (b) the Company's cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) the Company shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis; (d) the Company shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed fifty percent (50%) of the Company's cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and,
(e) the Company's tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005.

     A schedule of outstanding balances and future maturities as of September 30, 2004 follows:

Real estate loan...................................     $      18,095
Stock purchase loan................................            31,500
                                                       ----------------
Total notes payable................................            49,595
Less: Current portion of notes payable.............           (18,036)
                                                       ----------------
Long term portion..................................     $      31,559
                                                       ----------------

Repayment Schedule commencing October 2004:
Year 1.............................................     $      18,036
Year 2.............................................            18,036
Year 3.............................................             2,285
Year 4.............................................            11,238
Year 5.............................................                 -
                                                       ----------------
Total notes payable................................     $      49,595
                                                       ----------------



     During 2003, the Company entered into a capital lease in the amount of $2.4 million to acquire new computer hardware to supplement its current information technology platform and provide redundancy for its critical business systems. The capital lease requires the Company to make annual payments of $792,000 beginning January 2003 through January 2005.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company's Form 10-K for the year ended December 31, 2003, which describes, among other things, the Company's basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of the Company's business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the third quarter of 2004 compared to the third quarter of 2003 and the second quarter of 2004 and the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 (Amounts in 000's):

                                          Three               %         %       Three               Three
                                          Months            Change    Change    Months             Months
  Three Months Ended September 30, 2004   Ended    % of      from      from     Ended      % of     Ended      % of
               compared to              Sept. 30,  Total     Prior  Sequential Sept. 30,   Total   June 30,    Total
  Three Months Ended September 30, 2003    2004    Revenue    Year    Period     2003     Revenue    2004     Revenue
--------------------------------------- --------- --------- ------- ---------- --------- --------- --------- ---------
Revenues:
  Membership fees....................    $89,317     92.2     8.0      1.4      $82,695    91.9    $88,120     92.3
  Associate services.................      6,132      6.3     1.6      3.6        6,033     6.7      5,918      6.2
  Other..............................      1,404      1.5     8.3      0.9        1,296     1.4      1,391      1.5
                                         --------- --------- ------- ---------- --------- --------- --------- ---------
                                          96,853    100.0     7.6      1.5       90,024   100.0     95,429    100.0
                                        --------- --------- ------- ---------- --------- --------- --------- ---------
Costs and expenses:
  Membership benefits................     31,100     32.1    11.3      2.1       27,956    31.1     30,449     31.9
  Commissions........................     30,097     31.1     5.8      1.7       28,443    31.6     29,591     31.0
  Associate services and direct
    marketing........................      7,304      7.5    (1.4)     9.0        7,411     8.2      6,704      7.0
  General and administrative.........     11,083     11.4    12.0      1.6        9,896    11.0     10,904     11.4
  Other, net.........................      2,526      2.6    16.1      0.8        2,175     2.4      2,505      2.6
                                        --------- --------- ------- ---------- --------- --------- --------- ---------
                                          82,110     84.8     8.2      2.4       75,881    84.3     80,153     84.0
                                        --------- --------- ------- ---------- --------- --------- --------- ---------

Income before income taxes...........     14,743     15.2     4.2     (3.5)      14,143    15.7     15,276     16.0
Provision for income taxes...........      5,086      5.3     8.1     (3.5)       4,705     5.2      5,270      5.5
                                        --------- --------- ------- ---------- --------- --------- --------- ---------
Net income...........................    $ 9,657     10.0     2.3     (3.5)    $  9,438    10.5    $10,006     10.5
                                        --------- --------- ------- ---------- --------- --------- --------- ---------


                                          Nine               %         Nine
                                         Months            Change    Months
 Nine Months Ended September 30, 2004    Ended      % of    from      Ended     % of
              compared to               Sept. 30,  Total    Prior   Sept. 30,   Total
 Nine Months Ended September 30, 2003:     2004    Revenue   Year      2003    Revenue
--------------------------------------  ---------  ------- -------  ---------  -------
Revenues:
  Membership fees....................    $264,187    92.1     7.3    $246,123    91.2
  Associate services.................      18,607     6.5    (6.5)     19,900     7.4
  Other..............................       4,097     1.4     3.4       3,963     1.5
                                        ---------  ------- -------  ---------  -------
                                          286,891    100.0    6.3     269,986   100.0
                                        ---------  ------- -------  ---------  -------
Costs and expenses:
  Membership benefits................     90,835     31.7    10.4     82,271     30.5
  Commissions........................     88,960     31.0     4.7     84,974     31.5
  Associate services and direct
  marketing..........................     21,611      7.5    (1.0)    21,820      8.1
  General and administrative.........     32,033     11.2    19.5     26,817      9.9
  Other, net.........................      7,215      2.5    15.3      6,256      2.3
                                        ---------  ------- -------  ---------  -------
                                         240,654     83.9     8.3    222,138     82.3
                                        ---------  ------- -------  ---------  -------

Income before income taxes...........     46,237     16.1    (3.4)    47,848     17.7
Provision for income taxes...........     15,952      5.6    (2.3)    16,333      6.1
                                        ---------  ------- -------  ---------  -------
Net income...........................    $30,285     10.6    (3.9)   $31,515     11.7
                                        ---------  ------- -------  ---------  -------


                                                                        Three Months Ended
                                                                -----------------------------------
                       New Memberships:                         9/30/2004   9/30/2003    6/30/2004
                                                                ----------  ----------   ----------
New legal service membership sales..........................      157,058     168,356      137,390
New "stand-alone" IDT membership sales......................        4,906           -        5,443
                                                                ----------  ----------   ----------
         Total new membership sales.........................      161,964     168,356      142,833
                                                                ----------  ----------   ----------
New "add-on" IDT membership sales...........................       87,136           -       77,802
                     Active Memberships:
Active legal service memberships at end of period...........    1,422,444   1,420,860    1,413,666
Active "stand-alone" IDT memberships at end of period (see
note below).................................................       21,302           -       17,575
                                                                ----------  ----------   ----------
         Total active memberships at end of period..........    1,443,746   1,420,860    1,431,241
                                                                ----------  ----------   ----------
Active "add-on" IDT memberships at end of period (see note
below)......................................................      247,370           -      201,713
New sales associates recruited..............................       37,216      22,987       13,733
Average Membership fee in force.............................      $271.77     $257.57      $269.17

 (Note - reflects 3,642 transfers from "add-on" status to "stand-alone" status during the quarter)



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

     Beginning June 28, 2004, and running through July 31, 2004, the Company began a special promotion for single parents allowing single parents that entered into a performance agreement with the Company whereby they committed to attend training and hold private business receptions within a specified time frame to become a Fast Start associate for $49 rather than $249 which was in place for all other new associates. Beginning August 1, 2004, the cost to become a Fast Start sales associate reverted back to $249 for all new associates unless the new sales associate executed the performance agreement. The majority of new sales associates that enrolled during the current quarter were either single parents (at $49) or other associates who executed the performance agreement and were allowed to join for $149, otherwise all new Fast Start sales associates paid $249. The fee to become a new Fast Start sales associate was $149 during the comparable period of 2003. The Company's recruiting and new Membership sales improved in the third quarter of 2004 compared to the second quarter and the Company expects to continue to make efforts to grow its Membership base.

     Results of Operations - First nine months of 2004 compared to first nine months of 2003

     The Company reported net income of $30.3 million, or $1.82 per diluted common share, for the nine months ended September 30, 2004, down 4% from net income of $31.5 million, or $1.78 per diluted common share, for the comparable period of the prior year due to the Company incurring after-tax losses of $7.8 million related to the Identity Theft Shield membership base in the 2004 nine month period compared to none in the 2003 comparable period. These after-tax losses are primarily created since the Company advances significant commissions at the time a membership is sold and are expensed during the first month of the membership. Since approximately 95% of membership fees are collected on a monthly basis, a significant cash flow deficit and after-tax loss is created at the time a membership is sold. This deficit and loss are reduced as monthly membership fees are remitted and no additional commissions are paid on the membership until all previous unearned advance commission balances have been fully recovered. Diluted earnings per share increased 2% due to an approximate 6% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $264.2 million during 2004 compared to $246.1 million for 2003, an increase of 7%. Membership fees and their impact on total revenues in any period are determined directly by the number of active
Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 10% during the nine months ended September 30, 2004 to 467,629 from 518,356 during the comparable period of 2003. At September 30, 2004, there were 1,443,746 active Memberships in force compared to 1,420,860 at September 30, 2003, an increase of 2%. Additionally, the average annual fee per Membership has increased from $258 for all Memberships in force at September 30, 2003 to $272 for all Memberships in force at September 30, 2004, as a result of a larger number of Legal Shield subscribers, increased sales of the Company's business oriented Memberships and the introduction of the Identity Theft Shield during the fourth quarter of 2003.

     Associate services revenue decreased 7% from $19.9 million for the first nine months of 2003 to $18.6 million during the comparable period of 2004 primarily as a result of approximately 13% fewer new associates recruited. Total new associates enrolled during the first nine months of 2004 were 65,723 compared to 75,489 for the same period of 2003. As a result of the 13% lower overall recruiting, associate fees decreased 8% from $11.8 million for the first nine months of 2003 to $10.9 million during the comparable period of 2004. Beginning June 28, 2004, and running through July 31, 2004, the Company began a special promotion for single parents allowing single parents that entered into a performance agreement with the Company whereby they committed to attend training and hold private business receptions within a specified time frame to become a Fast Start associate for $49 rather than $249 which was in place for all other new associates. Beginning August 1, 2004, the cost to become a Fast Start sales associate reverted back to $249 for all new associates unless the new sales associate executed the performance agreement. The majority of new sales associates that enrolled during the current quarter were either single parents (at $49) or other associates who executed the performance agreement and were allowed to join for $149, otherwise all new Fast Start sales associates paid $249. The fee to become a new Fast Start sales associate was $149 during the comparable period of 2003. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Fast Start program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other revenue increased slightly to $4.1 million for the first nine months of 2004 compared to $4.0 million for the comparable period of 2003.

     Primarily as a result of the increase in Membership fees, total revenues increased to $286.9 million for the nine months ended September 30, 2004 from $270.0 million during the comparable period of 2003, an increase of 6%.

     Membership benefits totaled $90.8 million for the nine months ended September 30, 2004 compared to $82.3 million for the comparable period of 2003, and represented 34% and 33% of Membership fees for the 2004 and 2003 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if the Company continues to increase the number of Identity Theft Shield Memberships in force.

     Commissions to associates increased 5% to $89.0 million for the nine months ended September 30, 2004 compared to $85.0 million for the comparable period of 2003, and represented 34% and 35% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period. New Memberships sold during the nine months ended September 30, 2004 totaled 467,629, a 10% decrease from the 518,356 sold during the comparable period of 2003. Commissions to associates per new Membership sold were $190 per Membership for the nine months ended September 30, 2004 compared to $164 for the comparable period of 2003. The average commission per new Membership sold varies depending on the compensation structure that is in place at the time a new Membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the Membership sale. Should the Company add additional commissions to its compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased very slightly to $21.6 million for the nine months ended September 30, 2004 from $21.8 million for the comparable period of 2003. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the nine months ended September 30, 2004 and 2003 were $32.0 million and $26.8 million, respectively, and represented 12% and 11%, respectively, of Membership fees for each period. The increases in general and administrative expense reflect higher levels of expenses related to bank services charges, legal and professional fees, salaries and benefits and franchise and other taxes. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects such cost savings for the remainder of 2004 to be largely offset by higher levels of expenses related to legal fees, expenses related to its new corporate headquarters and increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $7.2 million for the period ended September 30, 2004 compared to $6.3 million for the 2003 comparable period. Depreciation increased to $5.8 million for the first nine months of 2004 from $5.3 million for the comparable period of 2003 primarily due to capital expenditures during the last 12 months and interest expense increased to $1.4 million during the 2004 period from $15,000 during the comparable period of 2003. During the 2003 period, substantially all interest costs were capitalized in connection with the construction of the Company's new corporate headquarters. Premium taxes decreased from $2.0 million for the nine months ended September 30, 2003 to $1.3 million for the comparable period of 2004. The decrease in 2004 was due to a change in the tax structure of one of the states in which the Company pays premium taxes. Interest income increased by approximately $94,000 for the first nine months of 2004 to $1.2 million from $1.1 million for the 2003 period due to an increase in balances of interest bearing assets.

     The Company has recorded a provision for income taxes of $16.0 million (34.5% of pretax income) for the first nine months of 2004 compared to $16.3 million (34.1% of pretax income) for the same period of 2003.

Results of Operations - Third quarter of 2004 compared to third quarter of 2003

     Net income increased 2% for the third quarter of 2004 to $9.7 million from $9.4 million for the prior year's third quarter even though the Company incurred after-tax losses of $2.8 million related to the Identity Theft Shield membership base in the 2004 third quarter period compared to none in the 2003 comparable period. These after-tax losses occur for the reasons discussed above. Diluted earnings per share increased 7% to 58 cents per share from 54 cents per share for the prior year's comparable quarter due to an approximate 5 percent decrease in the weighted average number of outstanding shares.

     Membership fees totaled $89.3 million during the 2004 third quarter compared to $82.7 million for 2003, an increase of 8%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 4% during the three months ended September 30, 2004 to 161,964 from 168,356 during the comparable period of 2003. At September 30, 2004, there were 1,443,746 active Memberships in force compared to 1,420,860 at September 30, 2003, an increase of 2%. Additionally, the average annual fee per Membership has increased from $258 for all Memberships in force at September 30, 2003 to $272 for all Memberships in force at September 30, 2004, as a result of a larger number of Legal Shield subscribers, increased sales of the Company's business oriented Memberships and the introduction of the Identity Theft Shield during the fourth quarter of 2003.

     Associate services revenue increased only 2% from $6.0 million for the third three months of 2003 to $6.1 million during the comparable period of 2004 even though 62% more new associates were recruited. Total new associates enrolled during the third quarter of 2004 were 37,216 compared to 22,987 for the same period of 2003. Associate fees increased 2% from $3.6 million for the third three months of 2003 to $3.7 million during the comparable period of 2004. Beginning June 28, 2004, and running through July 31, 2004, the Company began a special promotion for single parents allowing single parents that entered into a performance agreement with the Company whereby they committed to attend training and hold private business receptions within a specified time frame to become a Fast Start associate for $49 rather than $249 which was in place for all other new associates. Beginning August 1, 2004, the cost to become a Fast Start sales associate reverted back to $249 for all new associates unless the new sales associate executed the performance agreement. The majority of new sales associates that enrolled during the current quarter were either single parents (at $49) or other associates who executed the performance agreement and were allowed to join for $149, otherwise all new Fast Start sales associates paid $249. The fee to become a new Fast Start sales associate was $149 during the comparable period of 2003. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Fast Start program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be offset by the direct and indirect cost to the Company of training providing associate services and other direct marketing expenses.

     Other revenue increased slightly to $1.4 million for the third quarter of 2004 compared to $1.3 million for the comparable period of 2003.

     Primarily as a result of the increase in Membership fees, total revenues increased to $96.9 million for the three months ended September 30, 2004 from $90.0 million during the comparable period of 2003, an increase of 8%.

     Membership benefits totaled $31.1 million for the three months ended September 30, 2004 compared to $28.0 million for the comparable period of 2003, and represented 35% and 34% of Membership fees for the 2004 and 2003 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) pertaining to legal service plans should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if the Company continues to increase the number of Identity Theft Shield Memberships in force.

     Commissions to associates increased 6% to $30.1 million for the three months ended September 30, 2004 compared to $28.4 million for the comparable period of 2003, and represented 34% of Membership fees for both periods. Commissions to associates are primarily dependent on the number of new memberships  sold,  including  add-on  membership  sales,  during a period.  New memberships sold during the three months ended September 30, 2004 totaled 161,964, a 4% decrease from the 168,356 sold during the comparable period of 2003. Commissions to associates per new membership sold were $186 per membership for the three months ended September 30, 2004 compared to $169 for the comparable period of 2003. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should the Company add additional commissions to its compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $7.3 million for the three months ended September 30, 2004 from $7.4 million for the comparable period of 2003. The Company offers the Player's Club incentive program to provide additional incentives to its associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended September 30, 2004 and 2003 were $11.1 million and $9.9 million, respectively, and represented 12% of Membership fees for both periods. The 2004 third quarter reflects increased franchise and other taxes, professional fees, and increased expenses related to licenses and fees and bank service charges due to the increases in legal plans and Identity Theft Shield Memberships. The Company should experience cost efficiencies as a result of certain economies of scale in some areas but expects any such cost savings for the remainder of 2004 to be largely offset by higher levels of expenses related to legal fees, expenses related to its new corporate headquarters and increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $2.5 million for the period ended September 30, 2004 compared to $2.2 million for the 2003 comparable period. Depreciation increased to $1.9 million for the third quarter of 2004 from $1.8 million for the comparable period of 2003 primarily due to capital expenditures during the last 12 months and interest expense increased to $500,000 during the 2004 period from $7,000 during the comparable period of 2003. During the 2003 period, substantially all interest costs were capitalized in connection with the construction of the Company's new corporate headquarters. Premium taxes decreased from $683,000 for the three months ended September 30, 2003 to $441,000 for the comparable period of 2004 primarily due to one of the states changing the type of taxes that the Company is required to pay instead of premium taxes.

     The Company has recorded a provision for income taxes of $5.1 million (34.5% of pretax income) for the third quarter of 2004 and a provision of $4.7 million (33.3% of pretax income) for the 2003 comparable period.

     Results of Operations - Third Quarter of 2004 compared to the Second Quarter of 2004

     Third quarter 2004 membership fees increased one percent to $89.3 million from $88.1 million for the second quarter of 2004. Associate services revenues increased during the 2004 third quarter by approximately $214,000 to $6.1 million from $5.9 million for the 2004 second quarter and associate services and direct marketing expenses increased by $600,000 during the same period. Membership benefits totaled $31.1 million in the third quarter of 2004 compared to $30.4 million for the second quarter and represented 35% of membership fees for both periods. Commissions to associates totaled $30.1 million in the third quarter of 2004 compared to $29.6 million for the second quarter and represented 34% of membership fees for both periods. General and administrative expenses increased during the 2004 third quarter to $11.1 million compared to $10.9 million for the second quarter of 2004 and represented 12.4% of membership fees for both periods.

     Liquidity and Capital Resources
     General
     Consolidated net cash provided from operating activities for the first nine months of 2004 decreased 23 percent to $30.5 million from $39.6 million for the 2003 period, although cash provided from operating activities before changes in working capital items remained unchanged at $37.3 million for both periods. Approximate $10.3 million negative cash flow resulted from sales of Identity Theft Shield ("IDT") memberships during the 2004 period. This negative cash flow is created since the Company advances significant commissions at the time a membership is sold. Since approximately 95% of membership fees are collected on a monthly basis, a significant cash flow deficit loss is created at the time a membership is sold. This deficit is reduced as monthly membership fees are remitted and no additional commissions are paid on the membership until all previous unearned advance commission balances have been fully recovered. The decrease of $9.1 million resulted primarily from the decrease in net income of $1.2 million (which includes the effect of the IDT negative cash flow), a net increase in the change in other assets (both current and non-current) of $2.2 million, an increase in deferred member and associate service costs of $1.9 million and a net decrease in the change in accounts payable and accrued expenses of $4.9 million.

     Consolidated net cash provided by investing activities was $1.9 million for the first nine months of 2004 compared to net cash used in investing activities of $21.8 million for the comparable period of 2003. This $23.7 million increase in cash provided by investing activities resulted from the $13.7 million decrease in additions to property and equipment, an increase of $12.3 million in maturities and sales of investments partially offset by a $2.3 million increase in purchases of available-for-sale investments.

     Net cash used in financing activities during the first nine months of 2004 was $2.9 million compared to $26.1 million for the comparable period of 2003. This $23.2 million change was primarily comprised of the $23.7 million decrease in purchases of treasury stock, a $2.7 million increase in debt proceeds partially offset by an increase of $4.5 million in payments on debt obligations.

     During the nine months ended September 30, 2004, the Company purchased and formally retired 1.4 million shares of treasury stock (including the 980,518 shares acquired pursuant to the tender offer) reducing its common stock accounts by $14,064 and retained earnings by $36.0 million. The Company had a consolidated working capital deficit of $12.3 million at September 30, 2004, an increase of $476,000 compared to a consolidated working capital deficit of $11.9 million at December 31, 2003. The increase was primarily due to a $21.8 million increase in accounts payable and accrued expenses partially offset by the $19.5 million increase in cash and cash equivalents and available-for-sale investments. The $12.3 million working capital deficit at September 30, 2004 would have been a $3.5 million working capital deficit excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or the Company incurring other current liabilities. The Company does not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At September 30, 2004 the Company reported $68 million (including approximately $19 million of loan proceeds related to the Company's tender offer which had not yet been utilized) in cash and cash equivalents and unpledged investments compared to $47.4 million at December 31, 2003. The Company's investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     The Company generally advances significant commissions at the time a Membership is sold. During the nine months ended September 30, 2004, the Company advanced commissions, net of chargebacks, of $81.1 million on new Membership sales compared to $83.7 million for the same period of 2003. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, the Company typically derives significant positive cash flow from the Membership over its remaining life.

     The Company expenses advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, the Company's commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. The Company tracks its unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of September 30, 2004, and related activity for the nine month period then ended, were:

                                                                                  (Amounts in 000's)
Beginning unearned advance commission payments (1)...............................   $   191,894
Advance commission payments, net.................................................        81,119
Earned commissions applied.......................................................       (87,027)
Advance commission payment write-offs............................................        (2,075)
                                                                                    -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       183,911
Estimated unrecoverable advance commission payments (1)..........................       (27,514)
                                                                                    -------------
Ending unearned advance commission payments, net (1).............................   $   156,397
                                                                                    -------------

         (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $33.5 million. As such, at September 30, 2004 future commission payments and related expense should be reduced as unearned advance commission payments of $123 million are recovered. Commissions are earned by the associate as Membership premiums are earned by the Company, usually on a monthly basis. For additional information concerning these commission advances, see the Company's Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company believes that it has significant ability to finance expected future growth in Membership sales based on its recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at September 30, 2004 of $68 million (including approximately $19 million of loan proceeds related to the Company's tender offer which had not yet been utilized). The Company expects to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases to the extent permitted by the terms of the Company's amended stock purchase loan.

     On June 11, 2002, the Company entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of the Company's new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR Rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, the Company's rights to receive Membership fees on a portion of its Memberships and by a security interest covering all equipment. The interest rate at September 30, 2004 was 3.92%. The real estate loan agreement provides for financial covenants substantially the same as those described below for the amended stock purchase loan.

     During the 2003 third quarter, the Company arranged $25 million in additional financing from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003. The financing provided up to $25 million for treasury stock purchases with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR Rate plus three percent, adjusted monthly. During August 2004, the company amended the terms of the loan agreement with these banks to increase the loan amount to $31.5 million. The amended loan agreement provides for treasury stock purchases of up to $31.5 million of which the company has $5.9 million available as of October 26, 2004. The Company fully funded the loan on September 30, 2004 which resulted in a net increase in credit of $19.0 million above the outstanding balance of its existing treasury stock term loan of $12.5 million at the time. Proceeds of this loan together with existing cash resources were used to purchase treasury shares. The amortization of the amended loan has been modified to provide for repayment over 24 months in equal monthly principal payments beginning October 31, 2004 and ending September 30, 2006 with the same interest rate of the 30 day LIBOR rate plus 3%. The interest rate at September 30, 2004 was 4.67%. The monthly principal payment will be $1.3 million compared to the monthly payment on the prior loan of $1.4 million. The amended loan agreement continues all of the covenants of the prior agreement with certain modifications to permit additional stock purchases and/or dividends while the loan is outstanding generally in an amount no greater than 50% of net income and modifies the debt service coverage ratio definition slightly. Additionally $4.8 million (50% of 3rd quarter 2004 net income) is available for stock purchases and/or dividends.

     The loan is primarily collateralized by the Company's rights to receive Membership fees on a portion of its Memberships and a pledge of the stock of its subsidiaries. The definitive agreement contains covenants prohibiting the
Company from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be the chairman and Chief Executive Officer of the Company for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) the Company's quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 125%; (b) the Company's cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) the Company shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis; (d) the Company shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed fifty percent (50%) of the Company's cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and,
(e) the Company's tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005.


     Parent Company Funding and Dividends
     Although the Company is the operating entity in many jurisdictions, the Company's subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to the Company is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of the Company's regulated subsidiaries, will be funded by the Company in the form of capital contributions or surplus debentures. During February 2004, the Company made a capital contribution to a wholly-owned subsidiary of PPLCI, Pre-Paid Legal Services of Tennessee, Inc. in the amount of $600,000. At
September 30, 2004, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. At September 30, 2004 PPLCI had approximately $750,000 available for payment of an ordinary dividend.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in the Company's contractual obligations from those disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003, other than as it relates to the amended treasury stock term loan as described above which increased the amount of the Company's indebtedness by $19.0 million, but reduced the Company's monthly payment obligation by $100,000 as a result of an extension of the repayment period.


Critical Accounting Policies

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in the Company's financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to the Company's business and operations. The Company's critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes in the application of critical accounting policies or estimates during the first nine months of 2004. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Capital Plans

     The Company recently completely a tender offer to repurchase 980,518 shares of its Common Stock at a price of $26 per share. The Company continues to evaluate possible additional share repurchases and expects to resume its open market repurchase program in the near future as it has existing authorization from the Board to purchase an additional 969,082 shares. The Company also continues to evaluate additional sources of financing that may enable it to accelerate the repurchase program at prices management believes are attractive. The Company also continues to evaluate the possibility of paying a cash dividend. Any decisions on additional share repurchases or dividends will be based on the Company's financial condition, available resources and market conditions, as well as compliance with the covenants in the Company's amended treasury stock term loan which limit the Company's ability to repurchase shares or pay cash dividends.


Forward-Looking Statements

     All statements in this report concerning Pre-Paid Legal Services, Inc. (the "Company") other than purely historical information, including but not limited to, statements relating to the Company's future plans and objectives, discussions with the staff of the SEC, expected operating results, and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on the Company's historical operating trends and financial condition as of September 30, 2004 and other information currently available to management. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to its business, including but not limited to risks described below. Moreover, the Company may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. The Company assumes no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

     As of September 30, 2004, substantially all of the Company's investments were in investment grade (rated Baa or higher) fixed-maturity investments, interest-bearing money market accounts and a collateralized repurchase agreement. The Company does not hold any investments classified as trading account assets or derivative financial instruments.

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



                                                                         Hypothetical change in     Estimated fair
                                                                             interest rate        after hypothetical
                                                             Fair Value    (bp=basis points)     change in interest rate
                                                             ----------  ----------------------  -----------------------
Fixed-maturity investments at September 30, 2004 (1)........ $   18,551     100 bp increase           $  17,502
                                                                            200 bp increase              16,470
                                                                             50 bp decrease              18,936
                                                                            100 bp decrease              19,374


Fixed-maturity investments at December 31, 2003 (1).........  $  27,052     100 bp increase           $  26,009
                                                                            200 bp increase              24,977
                                                                             50 bp decrease              27,451
                                                                            100 bp decrease              27,904
--------------------

(1) Excluding short-term investments with a fair value of $2.5 and $2.4 million at September 30, 2004 and December 31, 2003, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 2004 would reduce the estimated fair value of the Company's fixed-maturity investments by approximately $2.1 million at that date. At December 31, 2003, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of the Company's fixed-maturity investments by approximately $2.1 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but the Company does not believe such risk is material.

     The Company primarily manages its exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     The Company is exposed to market risk related to changes in interest rates. As of September 30, 2004, the Company had $49.6 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes it to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $496,000. As of September 30, 2004, the Company had not entered into any interest rate swap agreements with respect to the term loans.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Issuer Purchases of Equity Securities

     The following table provides information about the Company's purchases of stock in the open market during the third quarter of 2004.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------   --------------  ----------------  --------------------   -------------------
July 2004.............         32,800        $  23.25              32,800                967,200
August 2004...........         17,600           23.23              17,600              1,949,600
September 2004........        980,518           26.12             980,518                969,082
                        ---------------  ----------------  --------------------
Total.................      1,030,918        $  25.98           1,030,918
                        ---------------  ----------------  --------------------
-----------

(1) The Company announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of the Company's common stock in the open market. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 10,000,000 shares. The most recent authorization was for 1,000,000 additional shares on August 9, 2004 and there has been no time limit set for completion of the repurchase program. In addition, the Company completed a tender offer for 980,518 shares in September 2004.

See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" for a description of loan covenants that limit the Company's ability to repurchase shares and pay dividends.




ITEM 6.  EXHIBITS.

(a) Exhibits:

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

*10.5 Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.6 Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.13 of the Company's Annual Repor t on Form 10-K for the year ended December 31, 2002)

*10.7  Stock Option  Plan, as  amended  effective  May  2000   (Incorporated  by
       reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.8 Loan agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the six-months ended June 30, 2002)

10.9 Security Agreement dated June 11, 2002 between Bank of Oklahoma, N.A.and the Company (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

10.10 Form of Mortgage dated July 23, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

*10.11 Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.12 Loan Agreement dated September 19, 2003 between Registrant and Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended September 30, 2003)

10.13 First Amendment to Loan Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma N.A., Comerica Bank and First United Bank & Trust. (Incorporated by reference to Exhibit (b)(i) to the Company's Schedule TO filed on August 27, 2004)

10.14 First Amendment to Security Agreement dated August 26,2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit(b)(iii) to the Company's Schedule TO filed on August 27, 2004)

10.15 First Amendment to Pledge Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit (b)(iv) to the Company's Schedule TO filed on August 27, 2004)

31.1 Certification of Harland C. Stonecipher, Chairman,Chief Executive Officer and President, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2 Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under
       Exhibit 31 of Item 601 of Regulation S-K.

32.1 Certification of Harland C. Stonecipher, Chairman,Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2 Certification of Steve Williamson, Chief Financial Officer,Pursuant to 18 U.S.C.Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.
--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PRE-PAID LEGAL SERVICES, INC.

Date: October 26, 2004    /s/ Harland C. Stonecipher
                          ------------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President
                          (Principal Executive Officer)

Date: October 26, 2004    /s/ Randy Harp
                          ------------------------------------------
                          Randy Harp
                          Chief Operating Officer
                          (Duly Authorized Officer)

Date: October 26, 2004    /s/ Steve Williamson
                          ------------------------------------------
                          Steve Williamson
                          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)





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


Date: October 26, 2004    /s/ Harland C. Stonecipher
                          -----------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President






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


Date: October 26, 2004    /s/ Steve Williamson
                          ------------------------------------------
                          Steve Williamson
                          Chief Financial Officer






                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 26, 2004    /s/ Harland C. Stonecipher
                          -------------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President





                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 26, 2004    /s/ Steve Williamson
                          -------------------------------------------
                          Steve Williamson
                          Chief Financial Officer