Form 10-K
period 2004-12-31
PRE PAID LEGAL SERVICES INC
filed 2005-03-03
CIK 311657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  --------------
                                    FORM 10-K
                                  --------------
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
     Yes |X| No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2004 - $265,000,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 18, 2005 there were 15,642,299 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of our definitive proxy statement for its 2005 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.

================================================================================

                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the Year Ended December 31, 2004

                                TABLE OF CONTENTS

PART I
------
ITEM 1.          BUSINESS
                     General
                     Industry Overview
                     Description of Memberships
                     Specialty Legal Service Plans
                     Provider Law Firms
                     Identity Theft Shield Provider
                     Marketing
                     Operations
                     Quality Control
                     Competition
                     Regulation
                     Employees
                     Foreign Operations
                     Availability of Information

ITEM 2.          PROPERTIES

ITEM 3.          LEGAL PROCEEDINGS

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
                     Market Price of and Dividends on the Common Stock Recent Sales of Unregistered Securities
                     Equity Compensation Plans
                     Issuer Purchases of Equity Securities

ITEM 6.          SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Overview of our Financial Model
                     Measures of Member Retention
                     Results of Operations
                         Comparison of 2004 to 2003
                         Comparison of 2003 to 2002
                     Liquidity and Capital Resources
                     Forward Looking Statements
                     Risk Factors

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.         CONTROLS AND PROCEDURES

ITEM 9B.         OTHER INFORMATION

PART III (Information required by Part III is incorporated by reference from our definitive proxy statement for its 2005 annual meeting of shareholders.)
PART IV
ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES






                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2004


PART I.

ITEM 1.       BUSINESS.


General

     We were one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. Our predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, we were formed and acquired our predecessor in a stock exchange. We began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 we implemented a legal expense benefit that provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. Our legal expense plans (referred to as "Memberships") currently provide for a variety of legal services in a manner similar to medical plans. In most states and provinces, standard plan benefits include preventive legal services, motor vehicle legal defense services, trial defense services, IRS audit services and a 25% discount off legal services not specifically covered by the Membership for an average monthly Membership fee of approximately $21. Additionally, in approximately 40 states, the Legal Shield rider can be added to the standard plan for only $1 per month and provides members with 24-hour access to a toll-free number for attorney assistance if the member is arrested or detained. Also, during the third quarter of 2003, we began offering our Identity Theft Shield ("IDT") to new and existing members at $9.95 per month if added to a legal service Membership ("add-on IDT") or it may be purchased separately for $12.95 per month ("stand-alone IDT"). The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services.

     Legal plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province and IDT plan benefits are provided by Kroll Background America, Inc., a subsidiary of Kroll Inc. ("Kroll"). Members have direct, toll-free access to Kroll or their provider law firm rather than having to call for a referral. At December 31, 2004, we had 1,451,700 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of such Memberships were in 29 states.

Industry Overview

     Legal service plans, while used in Europe for more than one hundred years and representing more than a $4 billion European industry, were first developed in the United States in the late 1960s. Since that time, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. The National Resource Center for Consumers of Legal Services ("NRC") previously provided market information for different types of legal service plans and estimates of number of users. However, the NRC is no longer in existence and we are unaware of any current comparable information sources. In the last NRC report in 2002, the NRC estimated there were 164 million Americans without any type of legal service plan. The NRC estimated that 122 million Americans were entitled to service through at least one legal service plan in 2002 although more than half are "free" plans that generally provide limited benefits on an automatic enrollment without any direct cost to the individual. The 122 million Americans compares to 4 million in 1981, 58 million in 1990 and 115 million in 2000. We believe the legal service plan industry continues to evolve and market acceptance of legal service plans, as indicated by the continuing growth in the number of individuals covered by plans, is increasing.

     Legal service plans are offered through various organizations and marketing methods and contain a wide variety of benefits. Free plans include those sponsored by labor unions, elder hotlines, the American Association of Retired Persons and the National Education Association and employee assistance plans that are also automatic enrollment plans without direct cost to participants designed to provide limited telephonic access to attorneys for members of employee groups. There are also employer paid plans pursuant to which more comprehensive benefits are offered by the employer as a fringe benefit. Finally, there are individual enrollment plans, other employment based plans, including voluntary payroll deduction plans, and miscellaneous plans. These plans typically have more comprehensive benefits, higher utilization, involve higher costs to participants, and are offered on an individual enrollment or voluntary basis. This is the market segment in which we compete.

     According to the latest estimates of the census bureaus of the United States and Canada, the two geographic areas in which we operate, the number of households in the combined area exceeds 127 million. Since we have always disclosed our members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students, we believe that our market share should be viewed as a percentage of households. Historically, our primary market focus has been the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on our belief that the upper ten percent may already have a relationship with an attorney or law firm and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 100 million households, we currently have an approximate 1.5% share of the estimated market based on our existing 1.5 million active Memberships and, over the last 30 years, an additional 4% of households have previously purchased, but no longer own, Memberships. We routinely remarket to previous members and reinstated approximately 72,000, 66,000 and 57,000 Memberships during 2004, 2003 and 2002, respectively.

Description of Memberships

     The Memberships we sell generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by us to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2004, Memberships subject to the capitated provider law firm arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and our referral attorney network described below is utilized.

     Family Legal Plan
     The Family Legal Plan we currently market in most jurisdictions consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for more than 92% of our Membership fees in 2004 and approximately 95% of the outstanding Memberships at December 31, 2004. In addition to the Family Legal Plan, we market other specialized legal services products specifically related to employment in certain professions described below.

     In 12 states, certain of our plans are available in the Spanish language. For the Spanish language plans, the provider law firms have both bilingual staff and lawyers and we have bilingual staff for both customer service and marketing service functions. We will continue to evaluate making our plans available in additional languages in markets where demand for such a product is expected to be sufficient to justify this additional cost.

     In exchange for a fixed monthly, semi-annual or annual payment, members are entitled to specified legal services. Those individuals covered by the Membership include the individual who purchases the Membership along with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students. Also included are children up to age 18 for whom the member is legal guardian and any dependent child, regardless of age, who is mentally or physically disabled. Each Membership, other than the Business Owners' Legal Solutions Plan, is guaranteed renewable, except in the case of fraud or nonpayment of Membership fees. Historically, we have not raised rates to existing members. If new benefits become available, existing members may choose the newer, more comprehensive plan at a higher rate or keep their existing Memberships. Memberships are automatically renewed at the end of each Membership period unless the member cancels prior to the renewal date or fails to make payment on a timely basis.

     The basic legal service plan Membership is sold as a package consisting of five separate benefit groups. Memberships range in cost from $14.95 to $25.00 per month depending in part on the schedule of benefits, which may vary from state or province in compliance with regulatory requirements. Benefits for domestic matters, bankruptcy and drug and alcohol related matters are limited in most Memberships.

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

     Motor Vehicle Legal Protection. These benefits offer legal assistance for matters resulting from the operation of a licensed motor vehicle. Members have assistance available to them at no additional cost for: (a) defense in the court of original jurisdiction of moving traffic violations deemed meritorious, (b) defense in the court of original jurisdiction of any charge of manslaughter, involuntary manslaughter, vehicular homicide or negligent homicide as the result of a licensed motor vehicle accident, (c) up to 2.5 hours of assistance per incident for collection of minor property damages (up to $2,000) sustained by the member's licensed motor vehicle in an accident, (d) up to 2.5 hours of assistance per incident for collection of personal injury damages (up to $2,000) sustained by the member or covered family member while driving, riding or being struck as a pedestrian by a motor vehicle, and (e) up to 2.5 hours of assistance per incident in connection with an action, including an appeal, for the maintenance or reinstatement of a member's driver's license which has been canceled, suspended, or revoked. No coverage under this benefit of the basic legal service plan is offered to members for pre-existing conditions, drug or alcohol related matters, or for commercial vehicles over two axles or operation without a valid license.

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

     In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the Membership increasing 5 additional hours each Membership year to the maximum limit of 35 hours in the fifth Membership year and increases total pre-trial and trial defense hours available pursuant to the expanded Membership to 75 hours during the first Membership year to 335 hours in the fifth Membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the Membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth Membership year. There were approximately 545,000 subscribers of this benefit at December 31, 2004 compared to 598,000 at December 31, 2003.

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

     Preferred Member Discount for All Other Services. Provider law firms have agreed to provide to members any legal services beyond those stipulated in the Membership at a fee discounted 25% from the provider law firm's customary and usual hourly rate. This "customary and usual hourly rate" is a fixed single hourly rate for each provider firm that is generally an average of the firm's various hourly rates for its attorneys which typically vary based on experience and expertise.

     Legal Shield Benefit
     In approximately 41 states, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. The Legal Shield benefit was introduced in 1999. There were approximately 932,000 Legal Shield subscribers at December 31, 2004 compared to approximately 881,000 at December 31, 2003.

     Identity Theft Shield Benefit
     During the third quarter of 2003, we announced a joint marketing agreement with Kroll Background America Inc., a subsidiary of Kroll Inc., that allows our independent sales associates to market Kroll's identity theft benefits in 48 states. By adding the new Identity Theft Shield to their existing family Membership, members have toll free access to the identity theft specialists at Kroll. This benefit can be added to a legal service Membership for $9.95 per month or purchased separately for $12.95 per month. The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services. There were approximately 311,000 and 91,000 subscribers at December 31, 2004 and 2003, respectively, comprised of 284,000 and 87,000 subscribers at $9.95 per month and 27,000 and 4,000 subscribers at $12.95 per month.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. We began operations in Ontario and British Columbia during 1999, Alberta in February 2001 and Manitoba in August 2001. Benefits of the Canadian plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2004 were approximately $4.4 million in U.S. dollars compared to $4.2 million collected in 2003 and $3.7 million collected in 2002.

Specialty Legal Service Plans

     In addition to the Family Legal Plan described above, we also offer other specialty or niche legal service plans. These specialty plans usually contain many of the Family Legal Plan benefits adjusted as necessary to meet specific industry or prospective member requirements. In addition to those specialty plans described below, we will continue to evaluate and develop other such plans as the need and market allow.

     Business Owners' Legal Solutions Plan
     The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and Membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $69 to $150 ($175 in Canada) depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 42 states and provinces and represented approximately 4.3%, 3.7% and 4.0% of our Membership fees during 2004, 2003 and 2002, respectively.

     Law Officers Legal Plan
     The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider law firm and provides legal services associated with administrative hearings. This plan was designed to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly rate of $16.00 or at a group rate of $14.95. We have members covered under the Law Officers Legal Plan in 27 states. The Law Officers Legal Plan offers the basic family legal plan benefits described above without the motor vehicle related benefits. These motor vehicle benefits are available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider law firm in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per Membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings are also available to members as a schedule of benefits, which increases with each Membership year. The schedule of benefits is similar to that offered under the Family Legal Plan Trial Defense, including the availability of the optional pre-trial hours described above for an additional $9.00 per month. During the years ended December 31, 2004, 2003 and 2002, the Law Officers Legal Plan accounted for approximately 1.4%, .9% and 1.4%, respectively, of our Membership fees.

     Commercial Driver Legal Plan
     The Commercial Driver Legal Plan, developed in 1986, is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. This plan provides coverage by a provider law firm for persons who drive a commercial vehicle. This legal service plan is currently offered in 45 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years ended December 31, 2004, 2003 and 2002, this plan accounted for approximately 1.2%, .9% and 1.3%, respectively, of Membership fees. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Plans underwritten by us are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 36 states and represented approximately 1.4%, 1.6% and 1.7% of our Membership fees during 2004, 2003 and 2002, respectively.

     Comprehensive Group Legal Services Plan
     In late 1999 we introduced the Comprehensive Group plan, designed for the large group employee benefit market. This plan, available in 35 states, provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. Although we have experienced decreased sales of this plan during the last year (4,482 Memberships, 8,795 Memberships and 7,051 Memberships during 2004, 2003 and 2002, respectively), we still believe this plan improves our competitive position in the large group market. We continue to emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle.

     Other than additional benefits such as the Legal Shield and Identity Theft Shield benefits described above, the basic structure and design of the Membership benefits has not significantly changed over the last several years. The consistency in plan design and delivery provides us consistent, accurate data about plan utilization which enables us to manage our benefit costs through the capitated payment structure to provider firms. We frequently evaluate and consider other plan benefits that may include other services complimentary to the basic legal service plan.

Provider Law Firms

     Our Memberships generally allow members to access legal services through a network of independent provider law firms under contract with us generally referred to as "provider law firms." Provider law firms are paid a fixed fee on a per capita basis to render services to plan members residing within the state or province as provided by the contract. Because the fixed fee payments by us to provider law firms in connection with the Memberships do not vary based on the type and amount of benefits utilized by the member, this arrangement provides significant advantages to us in managing our cost of benefits. Pursuant to these provider law firm arrangements and due to the volume of revenue directed to these firms, we have the ability to more effectively monitor the customer service aspects of the legal services provided and the financial leverage to help ensure a customer friendly emphasis by the provider law firms. Generally, due to the volume of revenue that may be directed to particular provider law firms, we have has access to larger, more diversified law firms. Through our members, we are typically the largest client base of our provider law firms.

     Provider law firms are selected to serve members based on a number of factors, including recommendations from provider law firms and other lawyers in the area in which the candidate provider law firm is located and in neighboring states, our investigation of bar association standing and client references, evaluation of the education, experience and areas of practice of lawyers within the firm, on-site evaluations by our management, and interviews with lawyers in the firm who would be responsible for providing services. Most importantly, these candidate law firms are evaluated on the firm's customer service philosophy.

     The majority of provider law firms are connected to us via high-speed digital links to our management information systems, thereby providing real-time monitoring capability. This online connection offers the provider law firm access to specially designed software developed by us for administration of legal services by the firm. These systems provide statistical reports of each law firm's activity and performance and allow virtually all of the members served by provider law firms to be monitored on a near real-time basis. The few provider law firms that are not online with us typically have a small Membership base and must provide various weekly reports to us to assist in monitoring the firm's service level. The combination of the online statistical reporting and weekly service reports for smaller provider law firms allows quality control monitoring of over 15 separate service delivery benchmarks. In addition, we regularly conduct extensive random surveys of members who have used the legal services of a provider law firm. We survey members in each state every 60 days, compile the results of such surveys and provide the provider law firms with copies of each survey and the overall summary of the results. If a member indicates on a survey the service did not meet their expectation, the member is contacted as soon as possible to resolve the issue.

     Each month, provider law firms are presented with a comprehensive report of ratings related to our online monitoring, member complaints, member survey evaluations, telephone reports and other information developed in connection with member service monitoring. If a problem is detected, we recommend immediate remedial actions to the provider law firms to eliminate service deficiencies. In the event the deficiencies of a provider law firm are not eliminated through discussions and additional training with us, such deficiencies may result in the termination of the provider law firm. We are in constant communication with our provider law firms and meet with them frequently for additional training, to encourage increased communications with us and to share suggestions relating to the timely and effective delivery of services to our members.

     Each attorney member of the provider law firm rendering services must have at least two years of experience as a lawyer, unless we waive this requirement due to special circumstances such as instances when the lawyer demonstrates significant legal experience acquired in an academic, judicial or similar capacity other than as a lawyer. We provide customer service training to the provider law firms and their support staff through on-site training that allows us to observe the individual lawyers of provider law firms as they directly assist the members.

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit us to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a minimum amount of malpractice insurance on each of its attorneys, in an amount not less than $100,000, (d) preclude us from interference with the lawyer-client relationship, (e) provide for periodic review of services provided, (f) provide for protection of our proprietary information and (g) require the firm to indemnify us against liabilities resulting from legal services rendered by the firm. We are precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, we enroll a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without our approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership. As of December 31, 2004, provider law firms averaged approximately 59 employees each and on average are evenly split between support staff and lawyers.

     We have had occasional disputes with provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the provider law firms are owned by us so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, we believe that our relations with provider law firms are generally very good. At the end of 2004 and 2003, we had provider law firms representing 46 states and four provinces compared to 45 states and three provinces at the end of 2002. During the last three calendar years, our relationships with a total of four provider law firms were terminated by us or the provider law firm. As of December 31, 2004, 26 provider law firms have been under contract with us for more than eight years with the average tenure of all provider law firms being approximately 7.6 years.

     We have an extensive database of referral lawyers who have provided services to our members for use by members when a designated provider law firm is not available. Lawyers with whom members have experienced verified service problems, or are otherwise inappropriate for the referral system, are removed from our list of referral lawyers.

Identity Theft Shield Benefits Provider

     Kroll, a wholly-owned subsidiary of March & McLennan Companies, Inc., is one of the world's leading risk consulting companies. Kroll provides a broad range of investigative, intelligence, financial, security, and technology services to help clients reduce risks, solve problems, and capitalize on opportunities. Headquartered in New York with more than 60 offices on six continents, Kroll has a multidisciplinary corps of more than 2,200 employees and serves a global clientele of law firms, financial institutions, corporations, nonprofit institutions, government agencies, and individuals. Over the last three years, Kroll has developed a unique solution for victims of identity theft and this service is now available to our members through the Identity Theft Shield benefit. Similar to the provider law firms, Kroll is paid a fixed fee on a monthly per capita basis to render services to IDT members.

Marketing

     Multi-Level Marketing
     We market Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold or an associate subscribes to our eService package (described below). No commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, 13 others at December 31, 2004 and December 31, 2003) who are in the line of associates who directly or indirectly recruited the selling associate. We provide training materials, organize area-training meetings and designate personnel at the home office specially trained to answer questions and inquiries from associates. We offer various communication avenues to our sales associates to keep such associates informed of any changes in the marketing of our Memberships. The primary communication vehicles we utilize to keep our sales associates informed include extensive use of conference calls and e-mail, an interactive voice-mail service, The Connection monthly magazine, an interactive voice response system, a monthly DVD (digital video disc) program and our website, prepaidlegal.com.

     Multi-level marketing is primarily used for marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective members and has the potential of attracting a large number of sales personnel within a short period of time. Our marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 75% of our Memberships in force at December 31, 2004 compared to 75% and 73% at December 31, 2003 and 2002. Although other means of payment are available, approximately 73% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     Our marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit our sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what we perceive to be a growing interest among employers in the value of providing legal service plans to their employees. Memberships sold through employee groups constituted approximately 25% of total Memberships in force at December 31, 2004 compared to 25% and 27% at December 31, 2003 and 2002. Adverse publicity about us is responsible, to some extent, for the decline in group memberships on a percentage basis. The majority of employee group Memberships are sold to school systems, governmental entities and businesses. We emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle. No group accounted for more than 1% of our consolidated revenues from Memberships during 2004, 2003 or 2002. Substantially all group Memberships are paid on a monthly basis. We are active in legislative lobbying efforts to enhance our ability to market to public employee groups and to encourage Congress to reenact legislation to permit legal service plans to qualify for pre-tax payments under tax qualified employee cafeteria plans.

     Sales associates are generally engaged as independent contractors and are provided with training materials and are given the opportunity to participate in our training programs. Sales associates are required to complete a specified training program prior to marketing our Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by us prior to use. At December 31, 2004, we had 343,696 "vested" sales associates compared to 329,600 and 341,116 "vested" sales associates at December 31, 2003 and 2002, respectively. A sales associate is considered to be "vested" if he or she has personally sold at least three new Memberships per quarter or if he or she retains a personal Membership. A vested associate is entitled to continue to receive commissions on prior sales after all previous commission advances have been recovered. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. During 2004, we had 79,716 sales associates who personally sold at least one Membership, of which 41,699 (52%) made first time sales. During 2003 and 2002 we had 84,207 and 103,112 sales associates producing at least one Membership sale, respectively, of which 45,920 (55%) and 65,383 (63%), respectively, made first time sales. During 2004, we had 9,895 sales associates who personally sold more than ten Memberships compared to 10,685 and 12,738 in 2003 and 2002, respectively. A substantial number of our sales associates market our Memberships on a part-time basis only. For the year 2004, new sales associates enrolled decreased 1% to 107,552 from the 108,557 enrolled in 2003.

     We derive revenues from our multi-level marketing sales force, principally from a one-time enrollment fee of $65 from each new sales associate for which we provide initial marketing supplies and enrollment services to the associate. In January 1997, we implemented a new combination classroom and field training program, titled Fast Start to Success ("Fast Start"), aimed at increasing the level of new Membership sales per associate. Associates successfully completed the program by writing three new Memberships and recruiting a new sales associate or by personally selling five new Memberships within 45 days of the associate's start date. Associates in states that require the associate to become licensed have 45 days from the issue date on their license to complete the same requirements. The program typically requires a fee ranging from zero to $184 per new associate, depending on special promotions we implement from time to time, that we earn upon completion of the training program. Amounts collected from sales associates are intended primarily to offset our costs incurred in recruiting and training and providing materials to sales associates and are not intended to generate profits from such activities. Other revenues from sales associates represent the sale of marketing supplies and promotional materials and includes fees related to our eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal e-mail account and multiple personalized web sites with "flash" movie presentations.

     We continually review our compensation plan for the multi-level marketing force to assure that the various financial incentives in the plan encourage our desired goals. We offer various incentive programs from time to time and frequently adjust the program to maintain appropriate incentives and to improve Membership production and retention.

     We hold our International Convention once a year, typically in the spring, and a Leadership Summit, typically in the fall, and routinely host more than 10,000 of our sales associates at these events. These events are intended to provide additional training, corporate updates, new announcements, motivation and associate recognition. Additionally, we offer the Player's Club incentive program providing additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period.

     Regional Vice Presidents
     We have a group  of  employees  that  serve  as  Regional  Vice  Presidents
("RVPs") responsible for associate activity in a given geographic region and with the ability to appoint independent contractors as Area Coordinators within the RVP's region. The RVPs have weekly reporting requirements as well as quarterly sales and recruiting goals. The RVP and Area Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and us. New products and initiatives will continue to be channeled through the RVPs and Area Coordinators. At December 31, 2004, we had 102 RVPs in place.

     Pre-Paid Legal Benefits Association
     The PPL Benefits Association (PPLBA) was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this association is open to sales associates that reach a certain level within our marketing programs who also maintain an active personal legal services Membership. The PPLBA is a separate association not owned or controlled by us and is governed by an 8 member Board of Directors, including four officer positions. None of the officers or directors of the PPLBA serve in any such capacity with us. The PPLBA employs a Director of Associate Benefits paid by the Association. Affinity programs available to members of the PPLBA include credit cards, long-distance, wireless services, safety trip plan, mortgage and real estate assistance and a travel club. As determined by its Board of Directors, some of the revenue generated by the PPLBA through commissions from vendors of the benefits and affinity programs or contributed to the Association by us may be used to make open-market purchases of our stock for use in stock bonus awards to Association members based on criteria established from time to time by the Board of Directors of the PPLBA. Since inception and through December 31, 2004, approximately 36,000 shares were purchased by the PPLBA for awards to its members. In 2002, the PPLBA offered cash in lieu of stock awards and approximately 21,000 shares purchased by the Association were sold to us on January 2, 2003 at the stock's closing price to fund the awards. The PPLBA awarded approximately 5,000 and 10,000 shares of stock to Association members representing the 2004 and 2003 stock bonus awards, respectively.

     Cooperative Marketing
     We have in the past, and may in the future, develop marketing strategies pursuant to which we seek arrangements with insurance and service companies that have established sales forces. Under such arrangements, the agents or sales force of the cooperative marketing partner market our Memberships along with the products already marketed by the partner's agents or sales force. Such arrangements allow the cooperative marketing partner to enhance its existing customer relationships and distribution channels by adding our product to the marketing partner's existing range of products and services, while we are able to gain broader Membership distribution and access to established customer bases.

     We have a cooperative marketing agreement with Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of Citigroup, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. The PFS cooperative marketing agreement resulted in approximately 19,000 new Membership sales during 2004 and 15,000 new Membership sales during each of 2003 and 2002.

     We have had limited success with cooperative marketing arrangements in the past and are unable to predict with certainty what success we will achieve, if any, under our existing or future cooperative marketing arrangements.

Operations

     Our corporate operations involve Membership application processing, member-related customer service, various associate-related services including commission payments, receipt of Membership fees, related general ledger accounting, and managing and monitoring the provider law firm relationships.

     We utilize a management information system to control operations costs and monitor benefit utilization. Among other functions, the system evaluates benefit claims, monitors member use of benefits and monitors marketing/sales data and financial reporting records. Our dominant concerns in the architecture of private networks and web systems include security, scalability, capacity to accommodate peak traffic and business continuity in the event of a disaster. We believe our management information system has substantial capacity to accommodate increases in business data before substantial upgrades will be required. We believe this excess capacity will enable us to experience a significant increase in the number of members serviced with less than a commensurate increase of administrative costs.

     We have built a strong Internet presence to strengthen the services provided to both members and associates. Our Internet site, at www.prepaidlegal.com, welcomes the multifaceted needs of our members, sales force, investors and prospects. It has also reduced costs associated with communicating critical information to the associate sales force.

     Our operations also include departments specifically responsible for marketing support and regulatory and licensing compliance. We have an internal production staff that is responsible for the development of new audio and video sales materials.

Quality Control

     In addition to our quality control efforts for provider law firms described above, we also closely monitor the performance of our home office personnel, especially those who have telephone contact with members or sales associates. We record home office employee telephone calls with our members and sales associates to assure that our policies are being followed and to gather data about recurring problems that may be avoided through modifications in policies. We also use such recorded calls for training and recognition purposes.

Competition

     We compete in a variety of market segments in the legal service plan industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. Our principal competitors are Hyatt Legal Plans (a MetLife company), ARAG Group (formerly Midwest Legal Services), LawPhone/ACS, National Legal Plan and Legal Services Plan of America (a GE Financial Assurance Partnership Marketing Group company, formerly the Signature Group). Most of these concentrate their marketing to larger employer groups and offer open panel plans.

     If a greater number of companies seek to enter the legal service plan market, we will experience increased competition in the marketing of our Memberships. However, we believe our competitive position is enhanced by our actuarial database, our existing network of provider attorney law firms and our ability to tailor products to suit various types of distribution channels or target markets. We believe that no other competitor has the ability to monitor the customer service aspect of the delivery of legal services to the same extent we do. Finally, we have intentionally concentrated our group marketing to small employer groups. Serious competition is most likely from companies with significant financial resources and advanced marketing techniques.

Regulation

     We are regulated by or required to file with or obtain approval of State Insurance Departments, Secretaries of State, State Bar Associations and State Attorney General offices depending on individual state opinions of regulatory responsibility for legal expense plans. We are also required to file with similar government agencies in Canada. While some states or provinces regulate legal expense plans as insurance or specialized legal expense products, others regulate them as services.

     As of December 31, 2004, we or one of our subsidiaries were marketing new Memberships in 38 states or provinces that require no special licensing. Our subsidiaries serve as operating companies in 16 states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). Of our total Memberships in force as of December 31, 2004, 32% were written in jurisdictions that subject us or one of our subsidiaries to insurance or specialized legal expense plan regulation. We are actively working with regulators in the various states in which our subsidiaries are regulated as insurance to explore other regulatory alternatives to eliminate some of the agent licensing or financial and marketing regulation that is prevalent in the insurance industry. The regulatory environment in Texas was modified, effective March 1, 2004, to eliminate insurance regulation of our business.

     We began selling Memberships in the Canadian provinces of Ontario and British Columbia during 1999, Alberta during February 2001 and Manitoba during August 2001. The Memberships we currently market in such provinces do not constitute an insurance product and therefore are exempt from insurance regulation.

     In states with no special licensing or regulatory requirements, we commence operations only when advised by the appropriate regulatory authority that proposed operations do not constitute conduct of the business of insurance. There is no assurance that Memberships will be exempt from insurance regulation even in states or provinces with no specific regulations. In these situations, we or one of our subsidiaries would be required to qualify as an insurance company in order to conduct business.

     PPLCI serves as the operating company in most states where Memberships are determined to be an insurance product. PPLCI is organized as a casualty insurance company under Oklahoma law and as such is subject to regulation and oversight by various state insurance agencies where it conducts business. These agencies regulate PPLCI's forms, rates, trade practices, allowable investments and licensing of agents and sales associates. These agencies also prescribe various reports, require regular evaluations by regulatory authorities, and set forth-minimum capital and reserve requirements. Our insurance subsidiaries are routinely evaluated and examined by representatives from the various regulatory authorities in the normal course of business. Such examinations have not and are not expected to adversely impact our operations or financial condition in any material way. We believe that all of our subsidiaries meet any required capital and reserve requirements. Dividends paid by PPLCI are restricted under Oklahoma law to available surplus funds derived from realized net profits.

     We are required to register and file reports with the Oklahoma Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and us or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's surplus, and must have prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI to us requires approval of the Oklahoma Insurance Commissioner. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years' net profits. During 2002 and 2001, PPLCI declared a $6 million and a $5 million dividend, respectively, payable to us, both of which were paid during 2002. No dividends were declared or paid during 2004 or 2003. At December 31, 2004 PPLCI had approximately $4.1 million available for payment of an ordinary dividend. Any change in our control, defined as acquisition by any method of more than 10% of our outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI operates provide for comparable registration and regulation of us.

     Certain states have enacted special licensing or regulatory requirements designed to apply only to companies offering legal service products. These states most often follow regulations similar to those regulating casualty insurance providers. Thus, the operating company may be expected to comply with specific minimum capitalization and unimpaired surplus requirements; seek approval of forms, Memberships and marketing materials; adhere to required levels of claims reserves, and seek approval of premium rates and agent licensing. These laws may also restrict the amount of dividends paid to us by such subsidiaries. PPLSIF is subject to restrictions of this type under the laws of the State of Florida, including restrictions with respect to payment of dividends to us. At December 31, 2004, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner.

     As the legal plan industry continues to mature, additional legislation may be enacted that would affect us and our subsidiaries. We cannot predict with any accuracy if such legislation would be adopted or its ultimate effect on operations, but expect to continue to work closely with regulatory authorities to minimize any undesirable impact and, as noted above, to reduce regulatory cost and burden where possible.

     Our operations are further impacted by the American Bar Association Model Rules of Professional Conduct ("Model Rules") and the American Bar Association Code of Professional Responsibility ("ABA Code") as adopted by various states. Arrangements for payments to a lawyer by an entity providing legal services to its members are permissible under both the Model Rules and the ABA Code, so long as the arrangement prohibits the entity from regulating or influencing the lawyer's professional judgment. The ABA Code prohibits lawyer participation in closed panel legal service programs in certain circumstances. Our agreements with provider law firms comply with both the Model Rules and the ABA Code. We rely on the lawyers serving as the designated provider law firms for the closed panel benefits to determine whether their participation would violate any ethical guidelines applicable to them. We and our subsidiaries comply with filing requirements of state bar associations or other applicable regulatory authorities.

     We are also required to comply with state, provincial and federal laws governing our multi-level marketing approach. These laws generally relate to unfair or deceptive trade practices, lotteries, business opportunities and securities. We have experienced no material problems with marketing compliance. In jurisdictions that require associates to be licensed, we receive all applications for licenses from the associates and forward them to the appropriate regulatory authority. We maintain records of all associates licensed, including effective and expiration dates of licenses and all states in which an associate is licensed. We do not accept new Membership sale applications from any unlicensed associate in such jurisdictions.

Employees

     At December 31, 2004, we employed 680 individuals on a full-time basis, exclusive of independent agents and sales associates who are not employees, and excluding RVPs described above. None of our employees are represented by a union. We consider our employee relations to be good.

Foreign Operations

     We began operations in the Canadian provinces of Ontario and British Columbia during 1999, Alberta in February 2001 and Manitoba in August 2001 and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $4.7 million in U.S. dollars during 2004 compared to $4.5 million and $4.0 million in 2003 and 2002, respectively. Due to the relative stability of the United States and Canadian foreign relations and currency exchange rates, we believe that any risk of foreign operations or currency valuations is minimal and would not have a material effect on our financial condition, liquidity or results of operations.

Availability of Information

     We file periodic reports and proxy statements with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports with the SEC electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of this site is http://www.sec.gov.

     Our Internet address is www.prepaidlegal.com. We make available on our website free of charge copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably possible after we electronically file such material with, or furnish it to, the SEC.


ITEM 2.       PROPERTIES.

     Our executive and administrative offices and our subsidiaries are located at One Pre-Paid Way, Ada, Oklahoma. The office complex, completed in 2004, contains approximately 170,000 square feet of office space and is owned by us and constructed on approximately 87 acres contributed to us by the City of Ada in 2001 as part of an economic development incentive package. Costs incurred through December 31, 2004 of approximately $34.1 million, including $706,000 in capitalized interest costs, have been paid from existing resources and proceeds from a $20 million line of credit for the new office construction.

     Continued growth over the past 12 years required us to lease and purchase several ancillary sites to accommodate our expanding workforce before constructing our new headquarters. The new headquarters contains two long bars of open office area designed to serve as podiums, which stretch east from the northern and southern edges of the tower. Two and three stories high respectively, the podiums house the call centers and Information Technology departments. Only 60 feet across, they are designed to ensure that employees are never more that thirty feet from a source of daylight. Shared corporate services -- including a 650-seat auditorium, dining hall, exercise facility, and a connecting corridor containing a company history gallery -- are located at the east end of the bars, creating a central courtyard. The courtyard features a reflecting pool and a 12-foot bronze sculpture of our logo, the Lady of Justice, a universal symbol of justice. The building's main entrance welcomes its frequent visitors, celebrates our history, and is designed to convey the tradition of civic judicial buildings. The building is designed to expand over time without negatively impacting the site layout or the building concept and we emphasized the use of modular furnishings to provide enhanced flexibility. We placed importance on the goal of providing each employee with an excellent work environment.

     Additionally, we fully utilize another distribution facility located about two miles from our new offices and containing approximately 17,000 square feet of office and warehouse and shipping space. Our previous headquarters of approximately 40,000 square feet and two other buildings containing approximately 18,600 combined square feet located adjacent to the distribution facility are now used as disaster recovery, or business continuity, sites.

     In addition to the property described above that we own, we opened an additional Customer Care facility in Antlers, Oklahoma during March 2000, in building space provided by the City of Antlers at no cost to us. In conjunction with a rural economic development program coordinated by the City of Antlers, a new facility was built at no cost to us that can accommodate approximately 100 customer service representatives. We leased the facilities from the City of Antlers upon completion of the construction in November 2002. We are considering similar arrangements with other cities within Oklahoma to help diversify our access to competent labor pools and expect to open a facility in Duncan, Oklahoma in 2005 which will ultimately employ approximately 100 customer service representatives.


ITEM 3.       LEGAL PROCEEDINGS.

     We and various of our executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that we issued false and misleading financial information, primarily related to the method we used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted our motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of December 31, 2003, the briefing in the appeal had been completed. On January 14, 2004 oral argument was held in the appeal and as of February 22, 2005, a decision was pending. We are unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2004, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of February 22, 2005, as a result of dismissals, summary judgments, or settlements for nominal amounts, we were aware of approximately 15 separate lawsuits involving approximately 56 plaintiffs that have been filed in multiple counties in Alabama. As of February 22, 2005, we were aware of 16 separate lawsuits involving approximately 426 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name our former provider attorney in Mississippi as a defendant. Proceedings in several of the eleven cases which name our provider attorney as a defendant had been stayed pending the Mississippi Supreme Court's ruling on the Pre-Paid defendants' appeal of a trial court's granting of a partial summary judgment that the action is not required to be submitted to arbitration. On April 1, 2004, the Mississippi Supreme Court affirmed the trial court's partial summary judgment that arbitration should not be had in one of the cases on appeal. Pre-Paid asked the Mississippi Supreme Court to rehear that issue but that motion was denied on June 3, 2004 and Pre-Paid sought certiorari on that issue with the United States Supreme Court on September 1 and 8, 2004 which was denied At least three complaints have been filed by the law firm representing plaintiffs in eleven of the cases on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002, December 2002 and August 2003. We have responded to the Attorney General's requests for information with respect to these complaints, and as of February 22, 2005, we were not aware of any further actions being taken by the Attorney General. In Mississippi, we filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which we seek to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of our Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings in Alabama in April 2005, and in Mississippi in May 2005, and seek varying amounts of actual and punitive damages. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in our favor, including other named defendants, on all claims on October 19, 2004, while the second trial in Mississippi resulted in an insubstantial plaintiff's verdict on February 15, 2005. Although the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against us and certain of our officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to our Memberships and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid Membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. On December 3, 2004, the District Court ordered the plaintiffs to proceed with the arbitration. The ultimate outcome of this case is not determinable.

     On June 29, 2001, an action was filed against us in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action was originally a putative class action brought by Gina Kotwitz, later adding, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren, on behalf of our sales associates. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with our commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates, including a request stated in June 2003 for the imposition of a constructive trust as to earned commissions applied to the reduction of debit balances and disgorgement of all earned renewal commissions applied to the reduction of debit balances. On September 23, 2003 the court entered an order dismissing the class action allegations upon the motion of the plaintiffs. The order provides that the action will proceed only on an individual basis, and that the hearing on plaintiffs' motion for class certification previously set for February 2004 was cancelled. Oral argument on our motion for summary judgment was held on July 2, 2004 and on December 17, 2004 the District Court granted our motion for summary judgment. On January 27, 2005 three of the five plaintiffs filed a motion to vacate and/or for new trial. This motion is set for hearing on April 22, 2005. The claims of the remaining two plaintiffs have been dismissed with prejudice. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against us and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of our sales associates and alleges that the marketing plan offered by us constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Pre-Paid defendants filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002, and discovery in the action was stayed pending a ruling on the motion to dismiss. On July 24, 2003, the Court granted in part and denied in part the Pre-Paid defendants' motion to dismiss. The claims asserted under the Securities Exchange Act of 1934 and the Oklahoma Securities Act were dismissed without prejudice. The motion was denied as to the remaining claims. On September 8, 2004, the Court denied plaintiffs motion for class certification. Plaintiffs petitioned the Tenth Circuit Court of Appeals for permission to appeal the class certification ruling, and the Tenth Circuit Court of Appeals denied the petition for interlocutory appeal. The ultimate outcome of this case is not determinable.

     We are a defendant in various other legal proceedings that are routine and incidental to our business. We will vigorously defend our interests in all proceedings in which it is named as a defendant. We also receive periodic complaints or requests for information from various state and federal agencies relating to our business or the activities of our marketing force. We promptly respond to any such matters and provide any information requested.

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense in the consolidated statements of income. We have established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2004 was $3.0 million. We believe we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Dividends on the Common Stock

     At February 18, 2005, there were 5,400 holders of record (including brokerage firms and other nominees) of our common stock, which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange.

                                                                                     High       Low
                                                                                     ----       ---
2005:
  1st Quarter (through February 23)............................................     $ 38.37    $ 30.69

2004:
  4th Quarter .................................................................     $ 40.39    $ 25.45
  3rd Quarter..................................................................       26.10      22.25
  2nd Quarter..................................................................       25.50      22.27
  1st Quarter..................................................................       26.33      21.57

2003:
  4th Quarter .................................................................     $ 28.30    $ 23.24
  3rd Quarter..................................................................       25.21      20.60
  2nd Quarter..................................................................       27.40      17.22
  1st Quarter..................................................................       26.80      15.80

     On December 6, 2004, we declared our first cash dividend of $0.50 per share on our outstanding shares of common stock. The $7.8 million dividend was payable on January 14, 2005 to shareholders of record as of the close of business on December 20, 2004.

     It is anticipated that earnings generated from our operations will be used to finance our growth, to continue to purchase shares of our stock, to retire existing debt and possibly pay cash dividends. We have loans as described in "Management's Discussion and Analysis - Liquidity and Capital Resources," which currently prohibit payment of cash dividends in excess of 50% of net income. Any decision by our Board of Directors to pay additional cash dividends in the future will depend upon, among other factors, our earnings, financial condition, capital requirements and approval from our lender for any dividends in excess of 50% of net income. In addition, our ability to pay dividends is dependent in part on our ability to derive dividends from our subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years' net profits. During 2002 and 2001, PPLCI declared a $6 million and a $5 million dividend payable to us, both of which were paid during 2002 but no dividends were declared or paid during 2004 or 2003. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 2004, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. At December 31, 2004 PPLCI had approximately $4.1 million available for payment of an ordinary dividend. At December 31, 2004 the amount of restricted net assets of consolidated subsidiaries was $21.3 million.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

     The following table provides information with respect to our equity compensation plans as of December 31, 2004, (other than our tax qualified Employee Stock Ownership Plan designed to provide retirement benefits).

                                                                                            Number of securities
                                                                                           remaining available for
                                          Number of securities                              future issuance under
                                            to be issued upon        Weighted average        equity compensation
                                               exercise of          exercise price of         plans (excluding
                                          outstanding options,     outstanding options,    securities reflected in
                                           warrants and rights     warrants and rights           column (a))
             Plan Category                         (a)                      (b)                       (c)
                                         -----------------------   --------------------   -------------------------

Equity compensation plans approved by
  security holders (1).................             734,500                 $24.22                 1,346,252
Equity compensation plans not approved
  by security holders (2)..............             127,990                  21.94                         -
                                         -----------------------   --------------------   -------------------------
Total..................................             862,490                 $23.88                 1,346,252
                                         =======================   ====================   =========================

-----------

(1) These stock options have been issued pursuant to our Stock Option Plan which has been approved by security holders. We do not expect to grant any additional options under this plan.

(2) These stock options have been issued to our Regional Vice Presidents ("RVPs") (described above) in order to encourage stock ownership by our RVPs and to increase the proprietary interest of such persons in our growth and financial success. These options have been granted periodically to RVPs since 1996. Options are granted at fair market value at the date of the grant and are generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There were 36,751, 106,002 and 244,679 total options granted to RVPs in the years ended December 31, 2004, 2003 and 2002, respectively. We discontinued the RVP stock option grants immediately after the 2003 fourth quarter stock options were awarded in the first quarter of 2004.




Issuer Purchases of Equity Securities

The following table provides information about our purchases of stock in the open market during the fourth quarter of 2004.



                                                                          Total Number of       Maximum Number of
                                                                        Shares Purchased as    Shares that May Yet
                                                                         Part of Publicly      Be Purchased Under
        Period              Total Number of      Average Price Paid     Announced Plans or        the Plans or
                           Shares Purchased             per Share            Programs             Programs (1)
                         ---------------------  ---------------------  ---------------------  --------------------
October 2004...........           4,400               $  27.42                  4,400                 964,682
November 2004..........          42,500                  29.62                 42,500                 922,182
December 2004..........               -                     -                       -                 922,182
                         ---------------------  ---------------------  ---------------------
Total..................          46,900               $  31.63                 46,900
                         =====================  =====================  =====================
-----------

(1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 10,000,000 shares. The most recent authorization was for 1,000,000 additional shares August 9, 2004 and there has been no time limit set for completion of the repurchase program. In addition, we purchased 980,518 shares for $26.00 per share in a tender offer completed on September 28, 2004.





ITEM 6.       SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and statistical data for us as of the dates and for the periods indicated. This information is not necessarily indicative of our future performance. The following information should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operation included elsewhere herein.

                                                                              Year Ended December 31,
                                                           -------------------------------------------------------------
                                                               2004        2003        2002         2001        2000
                                                           -----------   ----------- ----------- ------------ ----------
Income Statement Data:                                     (In thousands, except ratio, per share and Membership amounts)
  Revenues:
    Membership fees......................................  $  355,461    $ 330,322   $ 308,401   $ 263,514    $ 211,763
    Associate services...................................      24,901       25,704      37,418      36,485       30,372
    Other................................................       5,575        5,287       4,804       3,662        4,248
                                                           -----------   ----------- ----------- ------------ ----------
      Total revenues.....................................     385,937      361,313     350,623     303,661      246,383
                                                           -----------   ----------- ----------- ------------ ----------
  Costs and expenses:
    Membership benefits..................................     122,280      111,165     103,761      87,429       69,513
    Commissions..........................................     118,757      115,386     119,371     111,060       96,614
    Associate services and direct marketing..............      29,325       28,929      32,566      29,879       23,251
    General and administrative expenses..................      43,742       36,711      33,256      28,243       21,524
    Other, net...........................................       9,578        8,546       6,685       5,917        5,078
                                                           -----------   ----------- ----------- ------------ ----------
      Total costs and expenses...........................     323,682      300,737     295,639     262,528      215,980
                                                           -----------   ----------- ----------- ------------ ----------

Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle....      62,255       60,576      54,984      41,133       30,403
  Provision for income taxes.............................      21,478       20,669      18,970      13,519        9,550
                                                           -----------   ----------- ----------- ------------ ----------
Income from continuing operations before cumulative
    effect                                                     40,777       39,907      36,014      27,614       20,853
    of change in accounting principle....................
Income (loss) from operations of discontinued UFL segment
    (net of applicable income tax benefit of $0 and $387
    for years 2001 and 2000, respectively)...............           -            -           -        (504)         649
                                                           -----------   ----------- ----------- ------------ ----------
Income before cumulative effect of change in accounting
    principle............................................      40,777       39,907      36,014      27,110       21,502
  Cumulative effect of adoption of SAB 101 (net of
    applicable income tax benefit of $546)...............           -            -           -           -       (1,013)
                                                           -----------   ----------- ----------- ------------ ----------
Net income...............................................      40,777       39,907      36,014      27,110       20,489
  Less dividends on preferred shares.....................           -            -           -           -            4
                                                           -----------   ----------- ----------- ------------ ----------
Net income applicable to common stockholders.............   $  40,777    $  39,907   $  36,014   $  27,110    $  20,485
                                                           ===========   ==========  ==========  ===========  ==========

Basic earnings per common share from continuing
  operations before cumulative effect of accounting change     $ 2.50       $ 2.28      $ 1.83      $ 1.28       $  .93
Basic earnings per common share from discontinued
    operations...........................................          -            -           -         (.02)         .03
                                                           ===========   ==========  ==========  ===========  ==========
Basic earnings per common share before cumulative effect
    of change in accounting principle....................        2.50         2.28        1.83        1.26          .96
Cumulative effect of adoption of SAB 101.................          -            -           -           -          (.05)
                                                           -----------   ----------- ----------- ------------ ----------
Basic earnings per common share..........................      $ 2.50       $ 2.28      $ 1.83      $ 1.26       $  .91
                                                           ===========   ==========  ==========  ===========  ==========


Diluted earnings per common share from continuing
  operations before cumulative effect of accounting change     $2.48        $ 2.27      $ 1.82      $ 1.28       $  .92
Diluted earnings per common share from discontinued
    operations...........................................          -            -           -         (.02)         .03
                                                           -----------   ----------- ----------- ------------ ----------
Diluted earnings per common share before cumulative
    effect of accounting change..........................        2.48         2.27        1.82        1.26          .95
Cumulative effect of adoption of SAB 101.................          -            -           -           -          (.05)
                                                           -----------   ----------- ----------- ------------ ----------
Diluted earnings per common share........................      $ 2.48       $ 2.27      $ 1.82      $ 1.26       $  .90
                                                           ===========   ==========  ==========  ===========  ==========






Selected Financial Data, continued


                                                                              Year Ended December 31,
                                                           -------------------------------------------------------------
                                                               2004        2003        2002         2001        2000
                                                           -----------   ----------- ----------- ------------ ----------
                                                           (In thousands, except ratio, per share and Membership amounts)


Pro forma amounts assuming adoption of SAB 101 is retroactively applied:
 Net income...............................................................................................    $  21,502
    Basic earnings per common share.......................................................................       $  .96
    Diluted earnings per common share.....................................................................       $  .95
Weighted average number of common shares
    outstanding - basic..................................      16,313       17,530      19,674      21,504       22,504
Weighted average number of common shares
    outstanding - diluted................................      16,458       17,599      19,764      21,544       22,679

Membership Benefits Cost and Statistical Data:
  Membership benefits ratio (1)..........................      34.4%        33.7%       33.6%       33.2%        32.8%
  Commissions ratio (1)..................................      33.4%        34.9%       38.7%       42.1%        45.6%
  General & administrative expense ratio (1).............      12.3%        11.1%       10.8%       10.7%        10.2%
  Commission cost per new Membership sold................    $    190     $    172    $    154    $    152     $    144
  New Memberships and stand-alone IDT plans sold.........     624,525      671,857     773,767     728,295      670,118
  Period end Memberships and stand-alone IDT plans in       1,451,700    1,418,997   1,382,306   1,242,908    1,064,805
force
  New add-on IDT memberships sold........................     335,792       89,928           -           -            -
  Period end add-on IDT memberships in force.............     283,889       86,602           -           -            -
  Average annual Membership fee..........................    $    274     $    262    $    256    $    251     $    244

Cash Flow Data:
Net cash provided before changes in assets and liabilities  $  51,689    $  47,731   $  42,699   $  30,679    $  24,247
Net cash provided by operating activities................      47,263       51,693      52,073      37,801       23,201
Net cash used in investing activities....................     (11,322)     (36,901)    (11,074)     (6,963)      (7,965)
Net cash used in financing  activities...................     (31,428)     (14,191)    (34,431)    (27,414)     (13,714)

Balance Sheet Data:
  Total assets...........................................   $ 146,064    $ 131,012   $  96,836   $  85,720    $  77,766
  Total liabilities......................................     114,617      101,438      61,864      43,496       35,999
  Stockholders' equity ..................................      31,447       29,574      34,972      42,224       41,767
-----------

(1) The Membership benefits ratio, the commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. These ratios do not measure total profitability because they do not take into account all revenues and expenses.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of the Our Financial Model

     We are in one line of business - the marketing of legal expense and other complimentary plans primarily through a multi-level marketing force to individuals. Our principal revenues are derived from membership fees, and to a much lesser extent, revenues from marketing associates. Our principal expenses are commissions, Membership benefits, associates services and direct marketing costs and general and administrative expense. The following table reflects the changes in these categories of revenues and expenses in the last 3 years (dollar amounts in 000's):

                                                 %                             %                             %
                                                 Change                        Change                        Change
                                        % of     from                 % of     from                 % of     from
                                        Total    Prior                Total    Prior                Total    Prior
                               2004     Revenue    Year      2003     Revenue    Year      2002     Revenue   Year
                             ---------  -------  ------   ---------   -------  ------   ---------   -------  ------
Revenues:
  Membership fees..........  $ 355,461    92.1    7.6     $ 330,322    91.4      7.1    $ 308,401    88.0     17.0
  Associate services.......     24,901     6.5    (.03)      25,704     7.1    (31.3)      37,418    10.6      2.6
  Other....................      5,575     1.4    5.4         5,287     1.5     10.1        4,804     1.4     31.2
                             ---------  -------  ------   ---------   -------  ------   ---------   -------  ------
                               385,937   100.0    6.8       361,313   100.0      3.0      350,623   100.0     15.5
                             ---------  -------  ------   ---------   -------  ------   ---------   -------  ------
Costs and expenses:
  Commissions..............    118,757    30.8    2.9       115,386    31.9     (3.3)     119,371    34.0      7.5
  Membership benefits......    122,280    31.7   10.0       111,165    30.8      7.1      103,761    29.6     18.7
  Associate services and
    direct marketing.......     29,325     7.6    1.4        28,929     8.0    (11.2)      32,566     9.3      9.0
  General and admin........     43,742    11.3   19.2        36,711    10.2     10.4       33,256     9.5     17.7
  Other, net...............      9,578     2.5.  12.1         8,546     2.4     27.8        6,685     1.9     13.0
                             ---------  -------  ------   ---------   -------  ------   ---------   -------  ------
                               323,682    83.9    7.6       300,737    83.2      1.7      295,639    84.3     12.6
                             ---------  -------  ------   ---------   -------  ------   ---------   -------  ------
Provision for income taxes      21,478     5.6    3.9        20,669     5.7      9.0       18,970     5.4     40.3
                             ---------  -------  ------   ---------   -------  ------   ---------   -------  ------

Net Income ...............   $  40,777    10.6    2.2     $  39,907    11.0     10.8    $  36,014    10.3     32.8
                             =========  =======  ======   =========   =======  ======   =========   =======  ======-


The following table reflects certain data concerning our Membership sales and associate recruiting:

                                                                             % Change                % Change
                                                                            from Prior               from
                       New Memberships:                            2004        Year         2003     Prior Year     2002
------------------------------------------------------------    ----------  -----------  ----------  ----------  ----------
New legal service membership sales..........................      599,929      (10.1)      667,480      (13.7)     773,767
New "stand-alone" IDT membership sales......................       24,596      461.9         4,377     Note 1            -
         Total new membership sales.........................    ----------  -----------  ----------  ----------  ----------
                                                                  624,525       (7.0)      671,857      (13.2)     773,767
                                                                ==========  ===========  ==========  ==========  ==========
New "add-on" IDT membership sales...........................      335,792      273.4        89,928                       -
                     Active Memberships:
Active legal service memberships at end of period...........    1,424,707         .7     1,414,746        2.3    1,382,306
Active "stand-alone" IDT memberships at end of period.......       26,993      535.0         4,251     Note 1            -
         Total active memberships at end of period..........    ----------  -----------  ----------  ----------  ----------
                                                                1,451,700        2.3     1,418,997        2.7    1,382,306
                                                                ==========  ===========  ==========  ==========  ==========
Active "add-on" IDT memberships at end of period............      283,889      227.8        86,602     Note 1            -
New sales associates recruited..............................      107,552        (.9)      108,557      (30.3)     155,663
Average Membership fee in force.............................       $274.02       4.4        $262.36       2.4       $256.21

Note 1: During the third quarter of 2003, we began offering our Identity Theft Shield ("IDT") to new and existing members at $9.95 per month if added to a legal service Membership or $12.95 per month if purchased separately.


     The number of active Memberships in force and the average monthly fee will directly determine Membership fees and their impact on total revenues during any period. The two most important variables impacting the number of active Memberships during a period are the number of new Memberships written during the period combined with the retention characteristics of both new and existing Memberships. See "Measures of Member Retention" below for a discussion of our Membership retention. Associate services revenues are a function of the number of new sales associates enrolled and the price of entry during the period, the number of associates subscribing to our eService offering and the amount of sales tools purchased by the sales force.

     Membership benefits expense is primarily determined by the number of active Memberships and the per capita contractual rate that exists between us and our benefits providers and during the last five years has been and is expected to continue to be a relatively fixed percentage of Membership revenues of approximately 33%-34%. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. We expense advance commissions ratably over the first month of the related Membership. The level of commission expense in relation to Membership revenues varies depending on the level of new Memberships written and is expected to be higher when we experience increases in new Membership sales. During the last five years this percentage has ranged from approximately 33% to 46% of Membership revenues. Associate services and direct marketing expenses are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to our eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the Fast Start to Success training and incentive award program qualifications. Prior to 2003 these costs were more than offset by associate services revenue, however this did not occur in 2004 or 2003 primarily due to the lower entry fees charged during most of the periods. General and administrative expenses are expected to trend up in terms of dollars, but remain relatively constant as a percent of Membership fees. During the past five years, general and administrative expenses have ranged from 10% to 12% of Membership fees.

     The primary benchmarks monitored by us throughout the various periods include the number of active Memberships and their related retention characteristics, the number of new Memberships written, the number of new associates enrolled and the percentage of new associates that successfully meet the Fast Start to Success qualification requirements.

     We experienced decreases in both the number of new Memberships written and the number of new associates enrolled during 2004 and 2003 compared to 2002. During the 2002 fourth quarter, we eliminated the commission advances to certain associates that had below average retention and due to below average retention rates of Internet submitted Memberships, we placed restrictions on those associates who are able to submit new memberships via the Internet and the number they could submit. These actions naturally reduced the number of new memberships written and new associates enrolled during the 2002 fourth quarter and during 2003 and 2004 but demonstrate our commitment to improve Membership retention. We also attribute such decline, in part, to negative publicity (see Risk Factors). Such adverse publicity may affect our ability to write new Memberships (especially in large employee groups), recruit new associates and may have a detrimental effect on the persistency of our Memberships. However, depending on the average monthly Membership fee and the entry price for new associates, we may experience declines in both areas in terms of numbers but may experience increases in both Membership fees and associate services revenue and vice versa.

     Although we have grown our active Membership base and related Membership fees in each of the past 12 years, the rate of growth has slowed to an unacceptable rate. We believe however, that our current product design, pricing parameters and business model are generally appropriate and it has no immediate plans to change these fundamental sectors. Our focus during 2005 will continue to be on improved training of our associates, enhancing the quality and quantity of sales tools provided to new and existing associates, providing incentives for associates to write consistent, quality business and continued emphasis on improving the basic retention characteristics of our Memberships.

Critical Accounting Policies

     Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies.

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis, of which approximately 73% are paid in advance and, therefore, are deferred and recognized over the following month. At December 31, 2004 the deferred revenue associated with the Membership fees was $18.6 million which is classified as a current liability.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as revised by SEC Staff Accounting Bulletin No. 104. At December 31, 2004 the deferred revenue associated with the Membership enrollment fees was $6.8 million, of which $4.4 million was classified as a current liability. We compute the expected Membership life using more than 20 years of actuarial data as explained in more detail in "Measures of Membership Retention" below. At December 31, 2004, management computed the expected Membership life to be approximately 3 years, which is unchanged from year end 2003. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force from a one-time non-refundable enrollment fee of $65 from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Revenue from, and costs of, the initial sales and marketing supplies (approximately $14) are recognized when the materials are delivered to the associates. The remaining $51 of revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2004 is estimated to be approximately six months, unchanged from year end 2003. At December 31, 2004, the deferred revenue associated with sales associate enrollment fees was $1.6 million, which is classified as a current liability. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms ($5.8 million deferred at December 31, 2004 which is classified as a current asset) and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments, and were $5.8 million at December 31, 2004, of which $3.2 million is classified in current assets. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments, and were $800,000 at December 31, 2004, and is classified as a current asset. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue as discussed above. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, Fast Start bonuses, associate introduction kits, associate incentive programs, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention).

     Commissions to Associates
     Beginning with new Memberships written after March 1, 1995, we implemented a level commission schedule (approximately 27% per annum at December 31, 2001) with up to a three-year advance commission payment. Prior to March 1, 1995, our commission program provided for advance commission payments to associates of approximately 70% of first year Membership premiums on new Membership sales and commissions were earned by the associate at a rate of approximately 16% in all subsequent years. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, we returned to a differential commission structure with rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the first 12 month Membership retention rate of the associate's personal sales and those of his organization. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three year commission advance or the differential commission structure with a one year commission advance.

     Prior to January 1997 we advanced commissions at the time of sale of all new Memberships. In January 1997, we implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the Fast Start training program. For all sales beginning with the fourth Membership or all sales made by an associate successfully completing the Fast Start training program, we currently advance commission payments at the time of sale of a new Membership. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to one-year commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is 14, the overall initial advance may be paid to approximately 30 different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate's unearned advance commission balance to us.

     Although we, prior to March 1, 2002, advanced our sales associates up to three years commission when a Membership is sold and subsequent to March 1, 2002, up to one year commission, the average commission advance paid to our sales associates as a group is actually less than the maximum amount possible because some associates choose to receive less than a full advance and we pay less than a full advance on some of our specialty products. In addition, we may from time to time place associates on a less than full advance basis if there are problems with the quality of the business being submitted or other performance problems with an associate. Additionally, we do not advance commissions on certain categories of group business which have historically demonstrated below average retention characteristics. Also, any residual commissions due an associate (defined as commission on an individual Membership after the advance has been earned) are retained to reduce any remaining unearned commission advance balances prior to being paid to that sales associate. For those associates that have made at least 10 personal sales, opened at least one group and personally write 15% or more of their organizational business, 15% of their commissions are set aside in individual reserve balance accounts, further reducing the amount of advance commissions. The average commission advance paid as a percentage of the maximum advance possible pursuant to our commission structures was approximately 78%, 80% and 76% during 2004, 2003 and 2002, respectively. The commission cost per new Membership sold has increased over each of the last three years by 10%, 12% and 1% for 2004, 2003 and 2002, respectively, and varies depending on the compensation structure that is in place at the time a new Membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the Membership sale. Should we add additional products, such as the Identity Theft Shield described above or add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates, the commission cost per new Membership will increase accordingly.

     We expense advance commissions ratably over the first month of the related Membership. At December 31, 2004, advance commissions deferred were $5.6 million and included as a current asset. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates for the following years ended December 31 were:



                                                                        2004            2003            2002
                                                                        ----            ----            ----
                                                                                  (Amounts in 000's)
Beginning unearned advance commission balances (1)..................$  191,894      $  227,084      $  211,609
Advance commissions, net of chargebacks and other...................   115,942         113,030         118,917
Earned commissions applied..........................................  (122,393)       (145,371)       (101,030)
Advance commission write-offs.......................................    (2,383)         (2,849)         (2,412)
                                                                    -----------     -----------     -----------
Ending unearned advance commission balances before estimated
  unrecoverable balances (1)........................................   183,060         191,894         227,084
Estimated unrecoverable advance commission balances (1)(2)..........   (28,554)        (24,862)        (25,156)
                                                                    -----------     -----------     -----------
Ending unearned advance commission balances, net (1)................$  154,506      $   167,032     $  201,928
                                                                    ===========     ===========     ===========


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.
     (2) Estimated unrecoverable advances increased as a percentage of ending advances from 11% at December 31, 2002 to 16% at December 31, 2004 primarily due to the change in the compensation structure described above from a 36-month possible advance to a 12-month possible advance and fewer new Memberships written during 2003 and 2004. The commission structure change allows the advances to be earned more quickly by the associate and the reduction in new Memberships written creates fewer new advances.

     The ending unearned advance commission balances, net, above includes net unearned advance commission balances of non-vested associates of $27 million, $30 million and $26 million at December 31, 2004, 2003 and 2002, respectively. As such, at December 31, 2004 future commissions and related expense will be reduced as unearned advance commission balances of $128 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. We reduce unearned advance commission balances or remits payment to an associate, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, we, except as described below, generate an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance on Memberships written prior to March 1, 2002, and 100% on any Memberships written thereafter. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three year commission advance and up to 50% chargebacks or the differential commission structure with a one year commission advance and up to 100% chargebacks. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. In order to encourage additional Membership sales, we waived chargebacks for associates that met certain criteria in December 2002 and March 2003, which effectively increases our commission expense. Any remaining unearned advance commission balance may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. We also have reduced chargebacks from 100% to 50% for certain senior marketing associates who have demonstrated the ability to maintain certain levels of sales over specified periods and maintain certain Membership retention levels. We may adjust chargebacks from time to time in the future in order to encourage certain production incentives.

     Prior to March 1, 2002, we charged associates a fee on unearned advance commission balances relating to lapsed Memberships ("Membership lapse fee"). The fee that was recorded on the associates unearned commission balance was determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. We realized and recognized this fee only when the amount of the calculated fee was collected by withholding from cash commission payments due the associate. The fees collected reduced commission expense. Our ability to recover these fees was primarily dependant on the associate selling new Memberships, which qualify for commission advances. We eliminated the Membership lapse fee for Memberships sold after March 1, 2002 in conjunction with the change in the commission structure described above.

     We have the contractual right to require associates to repay unearned advance commission balances from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission balances are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, we have not demanded repayments of the unearned advance commission balances from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt our relationships with our sales associates. This business decision by us has a significant effect on our cash flow by electing to defer collection of advance payments of which approximately $28.6 million were not expected to be collected from future commissions at December 31, 2004. However, we regularly review the unearned advance commission balance status of associates and will exercise our right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer "vested" because they fail to meet our established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result we have no continuing obligation to individually account to these associates as we do to active associates and are entitled to retain all commission earnings that would be otherwise payable to these terminated associates. We do continue to reduce the unearned advance commission balances for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission balances were less than $1,000 and the average balance was $400 at December 31, 2004.

     Although the advance commissions are expensed ratably over the first month of the related Membership, we assess, at the end of each quarter, on an associate-by-associate basis, the recoverability of each associate's unearned advanced commission balance by estimating the associate's future commissions to be earned on active Memberships. Each active Membership is assumed to lapse in accordance with our estimated future lapse rate, which is based on our actual historical Membership retention experience as applied to each active Membership's year of origin. The lapse rate is based on our more than 20-year history of Membership retention rates, which is updated quarterly to reflect actual experience. We also closely review current data for any trends that would affect the historical lapse rate. The sum of all expected future commissions to be earned for each associate is then compared to that associate's unearned advance commission balance. We estimate unrecoverable advance commission balances when expected future commissions to be earned on active Memberships (aggregated on an associate-by-associate basis) are less than the unearned advance commission balance. If an associate with an outstanding unearned advance commission balance has no active Memberships, the unearned advance commission balance is written off but has no financial statement impact as advance commissions are expensed ratably over the first month of the related Memberships. Refer to "Measures of Member Retention - Expected Membership Life, Expected Remaining Membership Life" for a description of the method used by us to estimate future commission earnings.

     Further, our analysis of the recoverability of unearned advance commission balances is also based on the assumption that the associate does not write any new Memberships. We believe that this assessment methodology is highly conservative since our actual experience is that many associates do continue to sell new Memberships and we, through our chargeback rights, gain an additional source to recover unearned advance commission balances.

     Changes in our estimates with respect to recoverability of unearned commissions could occur if the underlying Membership persistency changes from historical levels. Should Membership persistency decrease, the unearned commissions would be recovered over a longer period and the amount not recovered would most likely increase, although any increase in uncollectible unearned commissions would not have any immediate expense impact since the commission advances are expensed in the month they incurred. Holding all other factors constant, the decline in persistency would also lead to lower Membership fees, less net income and less cash flow from operations. Conversely, should persistency increase, the unearned commissions would be recovered more quickly, the amount unrecovered would decrease and, holding all other factors constant, we would enjoy higher Membership fees, more net income and more cash flow from operations.

     Incentive awards payable
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period. The incentive awards payable at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. At December 31, 2004, the accrued amount payable was $2.6 million. Changes to any of these assumptions would directly affect the amount accrued but we do not expect any of the significant trends impacting this account to change significantly in the near term.

     Legal Contingencies
     We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on our financial condition or results of operation. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We have established an accrued liability it believes will be sufficient to cover estimated damages in connection with various cases, which at December 31, 2004 was $3.0 million. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of our lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and we do not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

Other General Matters

     Operating Ratios
     Three principal operating measures monitored by us in addition to measures of Membership retention are the Membership benefits ratio, commission ratio and the general and administrative expense ratio. The Membership benefits ratio, the commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. We strive to maintain these ratios as low as possible while at the same time providing adequate incentive compensation to our sales associates and provider law firms. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

     Cash Flow Considerations Relating to Sales of Memberships
     We generally advance significant commissions at the time a Membership is sold. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly Membership fees are remitted and no additional commissions are paid on the Membership until all previous unearned advance commission balances have been fully recovered. Since the cash advanced at the time of sale of a new Membership may be recovered over a multi-year period, cash flow from operations may be adversely affected depending on the number of new Memberships written in relation to the existing active base of Memberships and the composition of new or existing sales associates producing such Memberships.

     Investment Policy
     Our investment policy is to some degree controlled by certain insurance regulations, which, coupled with management's own investment philosophy, results in a conservative investment portfolio that is not risk oriented. Our investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises, as well as mortgage-backed securities and state and municipal tax-exempt bonds. We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states.

     New Accounting Standards Issued
     In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 - Stock-Based Compensation in our consolidated financial statements included in Item 8 for the pro forma net income and net income per share amounts, for 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

Measures of Member Retention

     One of the major factors affecting our profitability and cash flow is our ability to retain a Membership, and therefore continue to receive fees, once it has been sold. We monitor our overall Membership persistency rate, as well as the retention rates with respect to Memberships sold by individual associates and agents and retention rates with respect to Memberships by year of issue, geographic region, utilization characteristics and payment method, and other sub groupings.

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

     Measures of Membership retention of different sub-groups may vary. For example, our experience indicates that first year retention rate of Memberships owned by members who also are sales associates is approximately 10% better than retention of Memberships owned by non-associate members. While this correlation can be identified, the cause and effect relationship here cannot be isolated. These sales associate members may have a financial incentive to retain the Membership in order to continue to receive commissions. They also likely have a better understanding and appreciation of the benefits of the Membership, which may have contributed in fact to their decision to also become a sales associate. Additionally, members who have accessed the services of the provider law firms historically have higher retention rates than those who have not.

     All aggregate measures of Membership retention or expected life may be impacted by shifts in the underlying enrollment mix of sub-groups that have different retention rates. For example Memberships owned by non-associate new members have comprised an increasing percentage of new Memberships enrolled each year over the past five years. Since non-associate members have a known lower first year retention rate, a shift in mix alone will cause a reduction in reported aggregate retention measures and expected member life, even if the retention rates within each sub-group do not change. It is important to note that all blended rates discussed here may reflect the impact of such shifts in enrollment mixes. At December 31, 2004, 303,131 of the active 1,451,700 Memberships were also vested associates which represents 21% of the total active Memberships compared to 21% at December 31, 2003 and 2002. The following table shows total new Memberships sold during each year and the number and percentage of Memberships sold to persons who are associates.

                Total New        Associate
   Year        Memberships      Memberships         Ratio
   ----        -----------      -----------         -----
   2000          670,118            90,684          13.5%
   2001          728,295           103,515          14.2%
   2002          773,767           119,326          15.4%
   2003          671,857            86,406          12.9%
   2004          624,525            89,230          14.3%


     Variations in Retention over Life of a Membership, Impact on Aggregate Measures
     Measures of member retention also vary significantly by the Membership age. Historically, we have observed that Memberships in their first year have a significantly higher lapse rate than Memberships in their second year, and so on. The following chart shows the historical observed lapse rates and corresponding yearly retention rates as a function of Membership age. For example, 49.1% of all new Memberships lapse during the first year, leaving 50.9% still in force at the end of the first year. More tenured Memberships have significantly lower lapse rates. For example, by year seven lapse rates are under 10% and annual retention exceeds 90%. The following table shows as of December 31, 2004 our blended retention rate and lapse rates based on our historical experience for the last 23 years. The blended retention and lapse rates as of the end of 2004 did not differ materially from those previously reported at the end of 2003.


          Membership Retention versus Membership Age
-----------------------------------------------------------
Membership      Yearly Lapse     Yearly        End of Year
   Year             Rate        Retention      Memberships
------------    ------------    ---------      ------------
       0                                          100.0
       1             49.1%         50.9%           50.9
       2             28.2%         71.8%           36.5
       3             21.1%         78.9%           28.8
       4             17.1%         82.9%           23.9
       5             15.3%         84.7%           20.2
       6             11.9%         88.1%           17.8
       7              9.5%         90.5%           16.1


      Membership Persistency
     Our Membership persistency rate is a specific computation that measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus (ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2004, our annual Membership persistency rates, using the foregoing method, have averaged approximately 71.8%.

                Beginning             New           Ending
   Year        Memberships        Memberships        Total       Memberships     Persistency
  ------       -----------        -----------     -----------    -----------     -----------
   2000           827,979           670,118        1,498,097       1,064,805          71.1%
   2001         1,064,805           728,295        1,793,100       1,242,908          69.3%
   2002         1,242,908           773,767        2,016,675       1,382,306          68.5%
   2003         1,382,306           671,857        2,054,163       1,418,997          69.1%
   2004         1,418,997           624,525        2,043,522       1,451,700          71.0%


     Our overall Membership persistency rate varies based on, among other factors, the relative age of total Memberships in force, and shifts in the mix of members enrolled. Our overall Membership persistency rate could become lower when the Memberships in force include a higher proportion of newer Memberships, as will happen following periods of rapid growth. Our overall Membership persistency rate could also become lower when the new enrollments include a higher proportion of non-associate members.

     Unless offset by other factors, these factors could result in a decline in our overall Membership persistency rate as determined by the formula described above, but does not necessarily indicate that the new Memberships written are less persistent.

     Expected Membership Life
     Using historical data through 2004 for all past Members enrolled, the expected Membership life can be computed to be approximately three years. This number represents the average number of years a new Membership can be expected to remain in force. Although about half of all new Memberships may lapse in the first year, the expected Membership life is much longer due to the contribution of higher annual retention rates in subsequent years.

     Since our experience is that the retention rate of a given generation of new Memberships improves with Membership age, the expected remaining Membership life of a Membership also increases with Membership age. For example, while a new Membership may have an expected Membership life of three years, the expected remaining Membership life of a Membership that reaches its first year anniversary is approximately 4.5 years.

     Since the actual population of Memberships in force at any time is a distribution of ages from zero to more than 20 years, the expected remaining Membership life of the entire population at large greatly exceeds three years per Membership. As of December 31, 2004, based on the historical data described above, the current expected remaining Membership life of the actual population is over six years per Membership. This measure is used by us to estimate the future revenues expected from Memberships currently in place.

     Expected Membership life measures are based on more than 20 years of historical Membership retention data, unlike the Membership persistency rate described above which is computed from, and determined by, the most recent one-year period only. Both or these measures however include data from Memberships of all Membership ages and hence are referred to as "blended" measures.

     Actions that May Impact Retention in the Future
     The potential impact on our future profitability and cash flow due to future changes in Membership retention can be significant. While blended retention rates have not changed significantly over the past five years, we have implemented several initiatives aimed at improving the retention rate of both new and existing Memberships. Such initiatives include an optional revised compensation structure featuring variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate's personal sales and those of his organization and implementation of a "non-taken" administrative fee to sales associates of $35 for any Membership application that is processed but for which a payment is never received. We have designed and implemented an enhanced member "life cycle" communication process aimed at both increasing the overall amount of communication from us to the members as well as more specific target messaging to members based on the length of their Membership as well as utilization characteristics. We believe that such efforts may ultimately increase the utilization by members and therefore lead to higher retention rates. Our 2004 retention rates did not differ materially from 2003 and we intend to continue to develop programs and initiatives designed to improve retention.

Results of Operations

     Comparison of 2004 to 2003
     Net income for 2004 increased 2 % to $40.8 million from $39.9 million for 2003. Diluted earnings per share for 2004 increased 9 % to $2.48 per share from $2.27 per share for the prior year due to increased net income of 2 % and an approximate 9 % decrease in the weighted average number of outstanding shares. Membership revenues for 2004 were up 8 % to $355.5 million from $330.3 million for the prior year marking the twelfth consecutive year of increased membership revenue.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 7% during 2004 to 624,525 from 671,857 during 2003. At December 31, 2004, there were 1,451,700 active Memberships in force compared to 1,418,997 at December 31, 2003, an increase of 2%. Additionally, the average annual fee per Membership has increased from $262 for all Memberships in force at December 31, 2003 to $274 for all Memberships in force at December 31, 2004, a 5% increase, as a result of a larger number of Legal Shield subscribers, increased sales of our business oriented Memberships, and the introduction of the Identity Theft Shield Membership during the last quarter of 2003.

     Associate services revenue decreased 3% from $25.7 million for 2003 to $24.9 million during 2004 primarily as a result of a decline in new enrollments of sales associates and fewer associates enrolling in the eService program. The eService fees totaled $7.6 million during 2004 compared to $8.4 million for 2003, a decrease of 9%. We had a slight increase in fees for the Fast Start program for 2004. We received training fees of approximately $8.9 million during 2004 compared to $7.7 million during 2003. The field-training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. In addition to the usual $65 associate fee, associates participating in this program typically pay a fee ranging from zero to $184, depending on special promotions we implement from time to time. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit one new sales associate or personally sell five Memberships within 45 days of becoming an associate. The $8.9 million and $7.7 million for 2004 and 2003, respectively, in training fees was collected from approximately 105,247 new sales associates who elected to participate in Fast Start in 2004 compared to 107,490 during 2003. New associates electing to participate in Fast Start decreased to 98% of new associates during 2004 from 99% for 2003. Total new associates enrolled during 2004 were 107,552 compared to 108,557 for 2003, a decrease of 1%. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Fast Start program and the number who choose to participate in our eService program, but we expect that such revenues will continue to be largely offset by the direct and indirect cost to us of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other revenue increased 6%, from $5.3 million to $5.6 million primarily due to the increase in revenue recognized from Membership enrollment fees.

     Primarily as a result of the increase in Membership fees, total revenues increased to $385.9 million for 2004 from $361.3 million during 2003, an increase of 7%.

     Membership benefits, which represent payments to provider law firms and Kroll, totaled $122.3 million for 2004 compared to $111.2 million for 2003, and represented 34% of Membership fees for both years. This Membership benefits ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated benefit in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, since the benefit ratio of the IDT Memberships is higher than the legal Memberships, we expect the benefits ratio to increase above 34% if we continue to increase the IDT Membership base and revenues.

     Commissions to associates increased 3% from $115.4 million for 2003 to $118.8 million for 2004, and represented 35% and 33% of Membership fees for such years. These amounts were reduced by $196,000 and $165,000, respectively, representing Membership lapse fees. These fees were determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. We realize and recognize this fee only when the amount of the calculated fee is collected by withholding from cash commissions due the associate, because our ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commission payments. These fees were eliminated for Memberships sold after March 1, 2002. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average premium of those Memberships. New Memberships sold during 2004 totaled 624,525, a 7% decrease from the 671,857 sold during 2003, but the "add-on" IDT Memberships are not included in these totals and have increased from 86,602 at December 31, 2003 to 283,889 at December 31, 2004 which caused our total commissions to increase during 2004.

     Associate services and direct marketing expenses increased to $29.3 million for 2004 from $28.9 million for 2003. Fast Start training bonuses incurred were approximately $3.1 million during 2004 compared to $2.9 million in 2003. This $200,000 increase in bonuses, a $233,000 increase in the amortization of deferred associate costs and a $1.0 million increase in the cost of marketing supplies were primarily offset by a $1.1 million decrease in direct marketing costs and marketing team overrides. The Fast Start training bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by us, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2004 and 2003 were $43.7 million and $36.7 million, respectively, and represented 12% and 11%, respectively, of Membership fees for such years. Management expects general and administrative expenses, when expressed as a percentage of Membership fees, to remain relatively constant in the near term. We should experience cost efficiencies as a result of certain economies of scale in some areas over the long term.
Increases in the 2004 period were attributable primarily to increases in printing and fulfillment costs associated with our new Membership kit which we fully introduced in 2004, increases in other taxes (other than Federal income tax), higher employee costs, legal fees and Sarbanes Oxley compliance costs.

     Other expenses, net, which includes depreciation and amortization, litigation accruals and premium taxes reduced by interest income, increased 12% to $9.6 million for 2004 from $8.5 million for 2003. Depreciation and amortization increased to $7.7 million for 2004 from $7.1 million for 2003. Premium taxes decreased from $2.7 million for 2003 to $1.7 million for 2004 due to decreased revenues in the states in which we pay premium taxes. Interest income increased to $1.7 million for 2004 from $1.4 million for 2003. Interest expense increased to $2.0 million for 2004 compared to $123,000 for the prior year. At December 31, 2004 we reported $56.6 million in cash and investments (after utilizing $37.4 million to purchase approximately 1.5 million treasury shares of our common stock during 2004) compared to $51.6 million at December 31, 2003.

     The provision for income taxes increased during 2004 to $21.5 million compared to $20.7 million for 2003, representing 34.5% and 34.1% of income before income taxes for 2004 and 2003, respectively.

     Comparison of 2003 to 2002
     Net income for 2003 increased 11% to $39.9 million from $36.0 million for 2002. Diluted earnings per share for 2003 increased 25 % to $2.27 per share from $1.82 per share for the prior year due to increased net income of 11 % and an approximate 11 % decrease in the weighted average number of outstanding shares. Membership revenues for 2003 were up 7 % to $330.3 million from $308.4 million for the prior year marking the eleventh consecutive year of increased membership revenue.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 13% during 2003 to 671,857 from 773,767 during 2002. At December 31, 2003, there were 1,418,997 active Memberships in force compared to 1,382,306 at December 31, 2002, an increase of 3%. Additionally, the average annual fee per Membership has increased from $256 for all Memberships in force at December 31, 2002 to $262 for all Memberships in force at December 31, 2003, a 2% increase, as a result of a larger number of Legal Shield subscribers, increased sales of our business oriented Memberships, and the introduction of the Identity Theft Shield Membership during the last quarter of 2003.

     Associate services revenue decreased 31% from $37.4 million for 2002 to $25.7 million during 2003 primarily as a result of a decline in new enrollments of sales associates and fewer associates enrolling in the eService program. The eService fees totaled $8.4 million during 2003 compared to $11.2 million for 2002, a decrease of 25%. We also had a decline in fees for the Fast Start program for 2003. We received training fees of approximately $7.7 million during 2003 compared to $13.1 million during 2002, primarily as a result of special training promotions during 2003 that reduced the net amount of training fees received by us. The field-training program, titled Fast Start to Success ("Fast Start") is aimed at increasing the level of new Membership sales per associate. In addition to the $65 associate fee, associates participating in this program typically pay a fee ranging from $34 to $184, depending on special promotions we implement from time to time. In order to be deemed successful for Fast Start purposes, the new associate must write three new Memberships and recruit one new sales associate or personally sell five Memberships within 60 days of becoming an associate. The $7.7 million and $13.1 million for 2003 and 2002, respectively, in training fees was collected from approximately 107,490 new sales associates who elected to participate in Fast Start in 2003 compared to 150,247 during 2002. New associates electing to participate in Fast Start increased to 99% of new associates during 2003 from 97% for 2002. Total new associates enrolled during 2003 were 108,557 compared to 155,663 for 2002, a decrease of 30%.

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

     Commissions to associates decreased 3% from $119.4 million for 2002 compared to $115.4 million for 2003, and represented 39% and 35% of Membership fees for such years. These amounts were reduced by $705,000 and $196,000, respectively, representing Membership lapse fees. These fees were determined by applying the prime interest rate to the unearned advance commission balance pertaining to lapsed Memberships. We realize and recognize this fee only when the amount of the calculated fee is collected by withholding from cash commissions due the associate, because our ability to recover fees in excess of current payments is primarily dependent on the associate selling new Memberships which qualify for advance commission payments. These fees were eliminated for Memberships sold after March 1, 2002. Commissions to associates are primarily dependent on the number of new Memberships sold during a period. New Memberships sold during 2003 totaled 671,857, a 13% decrease from the 773,767 sold during 2002.

     Associate services and direct marketing expenses decreased to $28.9 million for 2003 from $32.6 million for 2002. Fast Start training bonuses incurred were approximately $2.9 million during 2003 compared to $6.8 million in 2002. This $3.9 million decline in bonuses, a $521,000 decrease in cost of marketing materials sent to new associates, and a $1.6 million decrease in the amortization of deferred associate costs were offset by a $1.3 million increase in Fast Start attendance bonuses incurred and a $1.4 million increase in the cost of associate incentive program costs. The Fast Start training bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by us, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses also include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2003 and 2002 were $36.7 million and $33.3 million, respectively, and represented 11% of Membership fees for both years.

     Other expenses, which includes depreciation and amortization, litigation accruals and premium taxes reduced by interest income, increased 28% to $8.5 million for 2003 from $6.7 million for 2002. Depreciation and amortization increased to $7.1 million for 2003 from $5.3 million for 2002. Premium taxes increased from $2.2 million for 2002 to $2.7 million for 2003 due to increased revenues in the states in which we pay premium taxes. Interest income decreased to $1.4 million for 2003 from $2.1 million for 2002. At December 31, 2003 we reported $51.6 million in cash and investments (after utilizing $48.3 million to purchase approximately 2.1 million treasury shares of our common stock during
2003) compared to $41 million at December 31, 2002.

     The provision for income taxes increased during 2003 to $20.7 million compared to $19.0 million for 2002, representing 34.1% and 34.5% of income from continuing operations before income taxes for 2003 and 2002, respectively.

Liquidity and Capital Resources

     The number of active Memberships in force and the average monthly fee will directly determine Membership fees collected and their contribution to cash flow from operations during any period. Cash receipts from associate services are directly impacted by the number of new sales associates enrolled and the price of entry during the period, the number of associates subscribing to our eService offering and the amount of sales tools purchased by the sales force.

     The cash outlay related to Membership benefits is directly impacted by the number of active Memberships and the contractual rate that exists between us and our benefits providers. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. Cash requirements related to associate services and direct marketing activities are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to our eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the Fast Start to Success training and incentive award program qualifications.

     Membership revenues are more than sufficient to fund the cash requirements for membership benefits (at approximately 33%-34% of Membership revenues), commissions (ranging from 33% to 46% of Membership revenues) and general and administrative expense (at approximately 12% of Membership revenues). We have generated significant cash flow from operations before changes in assets and liabilities of approximately $52 million, $48 million and $43 million in 2004, 2003 and 2002, respectively. As discussed below, we have used a significant portion of our cash flow to repurchase shares of our stock in the open market. Cash flow from operations could be reduced if we experienced significant growth in new members because of the negative cash flow characteristics of our commission advance policies discussed above.

     As a result of our ability to generate cash flow from operations, including in periods of Membership growth, we have not historically been dependent on, and do not expect to need in the future, external sources of financing from the sale of securities or from bank borrowings to fund our basic business operations. However, as described below, during the last three years, we incurred debt for limited and specific purposes to permit us to construct a new corporate headquarters and to accelerate our treasury stock purchase program.

     General
     Consolidated net cash provided by operating activities before changes in assets and liabilities was $51.7 million, $47.8 million and $42.7 million for 2004, 2003 and 2002, respectively. Consolidated net cash provided by operating activities was $47.3 million, $51.7 million and $52.1 million for 2004, 2003 and 2002, respectively. Cash provided by operating activities decreased $4.4 million during 2004 compared to 2003 primarily due to the $3.8 million decrease in the change in accounts payable and accrued expenses, the $1.5 million increase in the change in deferred member and associate service costs, the $1.1 million increase in the change in accrued Membership income and the $1.1 million increase in the change in inventories partially offset by the $1.9 million increase in the provision of deferred income taxes and a $627,000 increase in depreciation and amortization.

     Net cash used in investing activities was $11.3 million, $36.9 million and $11.1 million for 2004, 2003 and 2002, respectively. In addition to capital expenditures of $10.9 million, $27.0 million and $15.2 million during 2004, 2003 and 2002, respectively, our purchases of available-for-sale investments exceeded the maturities and sales of such investments by $443,000 and $9.9 million in 2004 and 2003, respectively, but maturities and sales exceeded purchases by $4.1 million during 2002.

     Net cash used in financing activities was $31.4 million, $14.2 million and $34.4 million for 2004, 2003 and 2002, respectively. This $17.2 million change during 2004 was primarily comprised of a $23.7 million decrease in proceeds from issuance of debt and a $7.4 million increase in repayment of debt and capital lease obligations partially offset by a $10.8 million decrease in purchases of treasury stock and a $3.2 million increase in proceeds from sale of common stock on exercise of options.

     We had a consolidated working capital deficit of $21.7 million at December 31, 2004, a decrease of $9.8 million compared to a consolidated working capital deficit of $11.9 million at December 31, 2003. The decrease was primarily due to the $7.8 million increase in common stock cash dividends payable. The $21.7 million working capital deficit at December 31, 2004 would have been a $12.5 million working capital deficit excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. Additionally, at the current rate of cash flow provided by continuing operations ($47.3 million during 2004) and our contractual commitment that limits the amount of any future dividends, we do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     We generally advance significant commissions to associates at the time a Membership is sold. We expense these advances ratably over the first month of the related Membership. During 2004, we paid advance commissions to associates of $115.9 million on new Membership sales compared to $113.0 million for 2003. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life. See Commissions to Associates above for additional information on advance commissions.

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 10,000,000 shares during subsequent board meetings. At December 31, 2004, we had purchased 9.1 million treasury shares under these authorizations for $210.9 million, an average price of $23.23 per share, including $37.5 million of purchases in 2004. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact our liquidity, however, due to restrictions contained in our debt agreements with lenders, we are limited in our treasury stock purchases. At December 31, 2004, we had more than $10 million availability under existing bank covenant restrictions to purchase additional treasury shares. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and our expected cash flows, management believes that purchasing treasury shares enhances shareholder value. We expect to continue our treasury stock program and are actively evaluating alternative sources of financing to continue or accelerate the program.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our existing amount of cash and cash equivalents and unpledged investments at December 31, 2004 of $52.2 million. We expect to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, dividends, and advance repayment of debt subject to the restrictions contained in our debt agreements.

     As more fully discussed in Item 2 - Description of Property, we completed a new office complex during 2004, containing approximately 170,000 square feet of office space, and constructed on approximately 87 acres contributed to us by the City of Ada in 2001 as part of an economic development incentive package. Costs incurred through December 31, 2004 of approximately $34.1 million, including $706,000 in capitalized interest costs, have been paid from existing resources and proceeds from a $20 million line of credit for the new office construction.

     On June 11, 2002, we entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of our new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The interest rate at December 31, 2004 was 4.56%. The real estate loan agreement provides for financial covenants substantially the same as those described below for the amended stock purchase loan.

     During the 2003 third quarter, we arranged $25 million in additional financing for treasury stock purchases from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003 with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR rate plus three percent, adjusted monthly. During August 2004, we amended the terms of the loan agreement with these banks to increase the loan amount to $31.5 million and allow for additional treasury stock purchases of up to $31.5 million. We fully funded the loan on September 30, 2004 which resulted in a net increase in credit of $19.0 million above the outstanding balance of our existing treasury stock term loan of $12.5 million at the time. Proceeds of this loan together with existing cash resources were used to purchase treasury shares. The amortization of the amended loan has been modified to provide for repayment over 24 months in equal monthly principal payments beginning October 31, 2004 and ending September 30, 2006 with interest at the 30 day LIBOR rate plus 3%. The interest rate at December 31, 2004 was 5.31%. The monthly principal payment is $1.3 million compared to the monthly payment on the prior loan of $1.4 million. The amended loan agreement continues all of the covenants of the prior agreement with certain modifications to permit additional stock purchases and/or dividends while the loan is outstanding generally in an amount no greater than 50% of net income and modifies the debt service coverage ratio definition slightly.

     The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 125%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed fifty percent (50%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI and PPLSIF. The ability of PPLCI and PPLSIF to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. During February 2004, we made a capital contribution to a wholly-owned subsidiary of PPLCI, Pre-Paid Legal Services of Tennessee, Inc. in the amount of $600,000. At December 31, 2004, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. While PPLCI had surplus funds available for payment of an ordinary dividend, no such dividend was declared or paid during 2004 or 2003. At December 31, 2004 PPLCI had approximately $4.1 million available for payment of an ordinary dividend. At December 31, 2004 the amount of restricted net assets of consolidated subsidiaries was $21.3 million.

     Contractual Obligations
     The following table reflects our contractual obligations as of December 31, 2004.

                                                                   Payments Due by Period (In Thousands)
                                                                                                            More
                                                                    Less than                                than
               Contractual Obligations                    Total       1 year     1-3 years   3-5 years     5 years
--------------------------------------------------      ----------   ----------  ----------   ---------   ----------
Long-term debt....................................      $  45,086    $  18,036   $  27,050    $      -    $       -
Purchase obligations (1)..........................          8,209        5,500       2,709           -            -
Capital leases....................................          3,070          420         921         243        1,486
Deferred compensation plan........................          2,794            -           -           -        2,794
Operating leases..................................            324           86         171          67           -
                                                        ----------   ----------  ----------   ---------   ----------
Total (2).........................................      $  59,483    $  24,042   $  30,851    $    310    $   4,280
                                                        ==========   ==========  ==========   =========   ==========

(1) Includes contractual commitments pursuant to executory contracts for products and services such as voice and data services and contractual obligations related to future Company events such as hotel room blocks, meeting space and food and beverage guarantees. We expect to receive proceeds from such future events and reimbursement from provider law firms for certain voice and data services that will partially offset these obligations.

(2) Does not include commitments for attorney provider payments, commissions, etc. which are expected to remain in existence for several years but as to which our obligations vary directly either based on Membership revenues or new Memberships sold and are not readily estimable.

Forward-Looking Statements

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of December 31, 2004 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described below. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

Risk Factors

     There are a number of risk factors which could affect our financial condition or results of operations.

     Our future results may be adversely affected if Membership persistency or renewal rates are lower than our historical experience.
     We have over 20 years of actual historical experience to measure the expected retention of new members. These retention rates could be adversely affected by the quality of services delivered by provider law firms, the existence of competitive products or services, our ability to provide administrative services to members or other factors. If our Membership persistency or renewal rates are less than we have historically experienced, our cash flow, earnings and growth rates could be adversely affected.

     We may not be able to grow Memberships and revenues at the same rate as we have historically experienced and have recently experienced declines in new membership sales and associate recruitment.
     Our year end active Memberships have increased 2%, 3% and 11% in the years ended December 31, 2004, 2003 and 2002, respectively. Net income for the same three years has increased 2%, 11% and 33%, respectively. We experienced decreases in both the number of new Memberships written and the number of new associates enrolled during 2004 and 2003 compared to 2002. Our ability to grow Memberships and revenues is substantially dependent upon our ability to expand or enhance the productivity of our sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that we will be able to achieve increases in Membership and revenue growth comparable to our historical growth rates.

     We are dependent upon the continued active participation of our principal executive officer.
     Our success depends substantially on the continued active participation of our principal executive officer, Harland C. Stonecipher. Although our management includes other individuals with significant experience in our business, the loss of the services of Mr. Stonecipher could have a material adverse effect on our financial condition and results of operations.

     There is litigation pending that may have a material adverse effect on us if adversely determined.
     See "Item 3. Legal Proceedings".

     We are in a regulated industry and regulations could have an adverse effect on our ability to conduct our business.
     We are regulated by or required to file with or obtain approval of State Insurance Departments, State Bar Associations and State Attorney General's Offices, depending on individual state positions regarding regulatory responsibility for legal service plans. Regulation of our activities is inconsistent among the various states in which we do business with some states regulating legal service plans as insurance or specialized legal service products and others regulating such plans as services. Such disparate regulation requires us to structure our Memberships and operations differently in certain states in accordance with the applicable laws and regulations. Our multi-level marketing strategy is also subject to U.S. federal, Canadian provincial and U.S. state regulation under laws relating to consumer protection, pyramid sales, business opportunity, lotteries and multi-level marketing. Changes in the regulatory environment for our business could increase the compliance costs we incur in order to conduct our business or limit the jurisdictions in which we are able to conduct business.

     The business in which we operate is competitive.
     There are a number of existing and potential competitors that have the ability to offer competing products that could adversely affect our ability to grow. In addition, we may face competition from a growing number of Internet based legal sites with the potential to offer legal and related services at competitive prices. Increased competition could have a material adverse effect on our financial condition and results of operations. See "Description of Business - Competition".

     We are dependent upon the success of our marketing force.
     Our principal method of product distribution is through multi-level marketing. The success of a multi-level marketing force is highly dependent upon our ability to offer a commission and organizational structure and sales training and incentive program that enable sales associates to recruit and develop other sales associates to create an organization. There are a number of other products and services that use multi-level marketing as a distribution method and we must compete with these organizations to recruit, maintain and grow our multi-level marketing force. In order to do so, we may be required to increase our marketing costs through increases in commissions, sales incentives or other features, all of which could adversely affect our future earnings. In addition, the level of confidence of the sales associates in our ability to perform is an important factor in maintaining and growing a multi-level marketing force. Adverse financial developments concerning us, including negative publicity or common stock price declines, could adversely affect our ability to maintain the confidence of our sales force.

     Our stock price may be affected by the significant level of short sellers of our stock.
     As of January 14, 2005, the New York Stock Exchange reported that approximately 6.6 million shares of our stock were sold short, which constitutes approximately 42% of our outstanding shares and 62% of our public float, representing one of the largest short interest percentages of any New York Stock Exchange listed company. Short sellers expect to make a profit if our shares decline in value. We have been the subject of a negative publicity campaign from several known sources of information who support short sellers. The existence of this short interest position may contribute to volatility in our stock price and may adversely affect the ability of our stock price to rise if market conditions or our performance would otherwise justify a price increase.

     We have not been able to increase significantly our employee group membership sales.
     Our success in growing membership sales is dependent in part on our ability to market to employee groups. At December 31, 2004 and 2003, group memberships represented 25% of total Memberships. Adverse publicity about us may affect our ability to market successfully to employee groups, particularly larger groups. There is no assurance that we will be able to increase our group business.

     Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
     We have been unable to complete our assessment as of December 31, 2004 of our internal control procedures as required by Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We have also identified material weaknesses in our internal controls relating to the documentation of our application based controls and our application controls over our commission payment systems. As a result, our auditors are unable to render an opinion on our internal controls or our assessment. See Item 9A- Controls and Procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, we are not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. As a result of our inability to complete this assessment on a timely basis, our business and operating results could be harmed, investors and others could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Disclosures About Market Risk
     Our consolidated balance sheets include a certain amount of assets and liabilities whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents the largest market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instrument and other general market conditions.

     As of December 31, 2004, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. We do not hold any investments classified as trading account assets or derivative financial instruments.

     The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates on our fixed-maturity investment portfolio. It is assumed that the changes occur immediately and uniformly, with no effect given to any steps that management might take to counteract that change.

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

                                                                          Hypothetical change  Estimated fair value
                                                                           in interest rate     after hypothetical
                                                            Fair value    (bp = basis points)  change in inerest rate
                                                            ----------    -------------------  ----------------------
                                                                            (Dollars in thousands)
Fixed-maturity investments at December 31, 2004 (1)....      $  27,023      100 bp increase           $  25,454
                                                                            200 bp increase              24,024
                                                                             50 bp decrease              27,605
                                                                            100 bp decrease              28,288


Fixed-maturity investments at December 31, 2003 (1)....      $  27,052      100 bp increase           $  26,009
                                                                            200 bp increase              24,977
                                                                             50 bp decrease              27,451
                                                                            100 bp decrease              27,904

--------------------

(1) Excluding short-term investments with a fair value of $2.5 million and $2.4 million at December 31, 2004 and 2003, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2004 would reduce the estimated fair value of our fixed-maturity investments by approximately $3.0 million at that date. At December 31, 2003, and based on the fair value of fixed-maturity investments of $27.1 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.1 million at that date. Our increased sensitivity to rising interest rates is due to a $9.5 million reduction in floating rate municipal bonds, of which $8.5 million was reinvested in longer term fixed rate municipal bonds. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of December 31, 2004, we had $45.1 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes it to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, interest expense would increase by approximately $450,000. As of December 31, 2004, we had not entered into any interest rate swap agreements with respect to the term loans or the floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States.







ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2004 and 2003
Consolidated Statements of Income - For the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows - For the years ended December 31, 2004,
  2003 and 2002
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

Financial Statement Schedules
Schedule I - Condensed Financial Information of the Registrant

          (All other schedules have been omitted since the required  information
     is  not   applicable  or  because  the   information  is  included  in  the
     consolidated financial statements or the notes thereon.)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We were engaged to audit management's assessment, included in Management's Report on Internal Control over Financial Reporting (included in Item 9A of this Form 10-K), that Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We believe that the following significant deficiencies constitute material weaknesses under the standards of the Public Company Accounting Oversight Board (United States).

A material weakness exists as of December 31, 2004, with regard to the lack of properly documented financially significant automated applications, which affects management's ability to effectively monitor risks relating to applications that are significant to financial reporting. In addition, a material weakness exists as of December 31, 2004, with regard to the Company's controls over commission processes that could potentially result in misstatements. The application system that automates processing of commissions is complex, inadequately documented, and has not been maintained in a manner that provides assurance that all and only authorized changes have been properly designed, tested, and used. The material weaknesses did not affect our opinion on the Company's consolidated financial statements.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management was unable to complete its assessment on internal control over financial reporting as of December 31, 2004, and therefore we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005, expressed an unqualified opinion on those consolidated financial statements.

         .

GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 25, 2005



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Since management was unable to complete its assessment on internal control over financial reporting as of December 31, 2004, and therefore we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting in our report dated February 25, 2005.



GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 25, 2005




                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts and shares in 000's, except par values)

                                     ASSETS
                                                                                                December 31,
                                                                                         ---------------------------
                                                                                             2004          2003
                                                                                         ------------  -------------
Current assets:
  Cash and cash equivalents............................................................   $    25,972   $    21,459
  Available-for-sale investments, at fair value........................................           804        10,203
  Membership fees receivable...........................................................         4,961         4,575
  Inventories..........................................................................         1,623           857
  Refundable income taxes..............................................................         1,241           331
  Deferred member and associate service costs..........................................        15,420        14,215
  Deferred income taxes................................................................         4,829         4,894
                                                                                         ------------  -------------
      Total current assets.............................................................        54,850        56,534
Available-for-sale investments, at fair value..........................................        25,455        15,711
Investments pledged....................................................................         4,381         4,253
Property and equipment, net............................................................        51,232        47,004
Deferred member and associate service costs............................................         2,580         2,375
Other assets...........................................................................         7,566         5,135
                                                                                         ------------  -------------
        Total assets...................................................................   $   146,064   $   131,012
                                                                                         ============  =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $    10,340   $     9,289
  Deferred revenue and fees............................................................        24,585        23,763
  Current portion of capital leases payable............................................           338            19
  Current portion of notes payable.....................................................        18,036        18,953
  Common stock dividends payable.......................................................         7,796             -
  Accounts payable and accrued expenses................................................        15,451        16,380
                                                                                         ------------  -------------
    Total current liabilities..........................................................        76,546        68,404
  Capital leases payable...............................................................         1,618         1,687
  Notes payable........................................................................        27,050        24,468
  Deferred revenue and fees............................................................         2,361         3,330
  Deferred income taxes................................................................         4,248         2,104
  Other non-current liabilities........................................................         2,794         1,445
                                                                                         ------------  -------------
      Total liabilities................................................................       114,617       101,438
                                                                                         ------------  -------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 20,465 and
    21,674 issued at December 31, 2004 and 2003, respectively..........................           205           217
  Retained earnings....................................................................       129,290       127,576
  Accumulated other comprehensive income...............................................           980           809
  Treasury stock, at cost; 4,852 shares held at December 31, 2004
    and 2003, respectively.............................................................       (99,028)      (99,028)
                                                                                         ------------  -------------
      Total stockholders' equity.......................................................        31,447        29,574
                                                                                         ------------  -------------
        Total liabilities and stockholders' equity.....................................   $   146,064   $   131,012
                                                                                         ============  =============

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2004          2003          2002
                                                                         -------------  ------------  -------------
Revenues:
  Membership fees......................................................  $    355,461   $    330,322  $    308,401
  Associate services...................................................        24,901         25,704        37,418
  Other................................................................         5,575          5,287         4,804
                                                                         -------------  ------------  -------------
                                                                              385,937        361,313       350,623
                                                                         -------------  ------------  -------------
Costs and expenses:
  Membership benefits..................................................       122,280        111,165       103,761
  Commissions..........................................................       118,757        115,386       119,371
  Associate services and direct marketing..............................        29,325         28,929        32,566
  General and administrative...........................................        43,742         36,711        33,256
  Other, net...........................................................         9,578          8,546         6,685
                                                                         -------------  ------------  -------------
                                                                              323,682        300,737       295,639
                                                                         -------------  ------------  -------------
Income before income taxes.............................................        62,255         60,576        54,984
Provision for income taxes.............................................        21,478         20,669        18,970
                                                                         -------------  ------------  -------------
Net income.............................................................  $     40,777   $     39,907  $     36,014
                                                                         =============  ============  =============

Basic earnings per common share........................................  $      2.50    $      2.28   $      1.83
                                                                         =============  ============  =============

Diluted earnings per common share......................................  $      2.48    $      2.27   $      1.82
                                                                         =============  ============  =============


   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                                                                          Year Ended December 31,
                                                                                     ----------------------------------
                                                                                       2004         2003        2002
                                                                                     ---------   ---------    ---------
Cash flows from operating activities:
Net income.......................................................................    $ 40,777    $ 39,907     $ 36,014
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for deferred income taxes............................................       2,197         288          102
  Depreciation and amortization..................................................       7,709       7,082        5,272
  Tax benefit on exercise of stock options.......................................         775         234        1,104
  Compensation expense relating to contribution of stock to ESOP.................         231         220          207
                                                                                     ---------   ---------    ---------
    Cash provided by operating activities before changes in assets and liabilities     51,689      47,731       42,699

  (Increase) decrease in accrued Membership income...............................        (386)        672          225
  (Increase) decrease in inventories.............................................        (766)        355         (290)
  Increase in refundable income taxes............................................        (910)        (56)        (275)
  (Increase) decrease in deferred member and associate service costs.............      (1,410)         40          505
  (Increase) decrease in other assets............................................      (2,431)     (2,407)       3,234
  Increase in accrued Membership benefits........................................       1,051         679          946
  (Decrease) increase in deferred revenue and fees...............................        (147)        215        1,827
  Increase in other non-current liabilities......................................       1,349       1,445            -
  Decrease in income taxes payable...............................................           -           -       (1,087)
  (Decrease) increase in accounts payable and accrued expenses and other.........        (776)      3,019        4,289
                                                                                     ---------   ---------    ---------
    Net cash provided by operating activities....................................      47,263      51,693       52,073
                                                                                     ---------   ---------    ---------

Cash flows from investing activities:
  Additions to property and equipment............................................     (10,879)    (27,012)     (15,184)
  Purchases of investments - available for sale..................................     (24,135)    (15,695)     (12,280)
  Maturities and sales of investments - available for sale.......................      23,692       5,806       16,390
                                                                                     ---------   ---------    ---------
    Net cash used in investing activities........................................     (11,322)    (36,901)     (11,074)
                                                                                     ---------   ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of debt.................................................      19,000      42,700       12,300
  Repayments of debt.............................................................     (17,335)     (9,912)      (1,667)
  Proceeds from exercise of stock options........................................       5,176       2,014        5,088
  Purchases of treasury stock....................................................     (37,461)    (48,292)     (50,152)
  Proceeds from other financing..................................................           -       1,000            -
  Decrease in capital lease obligations..........................................        (808)     (1,701)           -
                                                                                     ---------   ---------    ---------
    Net cash used in financing activities........................................     (31,428)    (14,191)     (34,431)
                                                                                     ---------   ---------    ---------
Net increase in cash and cash equivalents........................................       4,513         601        6,568
Cash and cash equivalents at beginning of year...................................      21,459      20,858       14,290
                                                                                     ---------   ---------    ---------
Cash and cash equivalents at end of year.........................................    $ 25,972    $ 21,459     $ 20,858
                                                                                     =========   =========    =========
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized..............................    $  1,752    $     78     $      -
                                                                                     =========   =========    =========
  Cash paid for income taxes.....................................................    $ 19,429    $ 20,200     $ 19,116
                                                                                     =========   =========    =========
  Non-cash activities - cash dividends declared but not paid.....................    $  7,796    $      -     $      -
                                                                                     =========   =========    =========
  Non-cash activities - capital lease obligations incurred.......................    $  1,058    $  2,481     $    926
                                                                                     =========   =========    =========

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       (Amounts and shares in 000's, except dividend rates and par values)



                                                 Common Stock     Capital in                        Treasury Stock
                                               ----------------    Excess of  Retained   Accum.   ------------------
                                               Shares    Amount    Par Value  Earnings   OCI(1)    Shares    Amount      Total
                                               -------   -------   ---------- --------   ------   -------   --------    -------
January 1, 2002............................     24,806   $   248   $ 66,223    $ 54,240  $  186     3,989   $(78,673)   $42,224
  Contributed to Company's ESOP plan.......         10         -        207           -       -         -          -        207
  Exercise of stock options and other......        314         3      5,085           -       -         -          -      5,088
  Income tax benefit related to exercise
    of stock options.......................          -         -      1,104           -       -         -          -      1,104
  Subscriptions receivable retired (net
    of additional advances of $489 and
    interest recognized of $85)............          -         -        383           -       -         -          -        383
  Net income...............................          -         -          -      36,014       -         -          -     36,014
  Other comprehensive income...............          -         -          -           -     104         -          -        104
  Treasury shares purchased................          -         -          -           -       -     2,305    (50,152)   (50,152)
  Treasury shares retired..................     (1,442)      (14)   (29,783)          -       -    (1,442)    29,797          -
                                               -------   -------   ---------- ---------- ------   -------   --------    -------
December 31, 2002..........................     23,688       237     43,219      90,254     290     4,852    (99,028)    34,972
  Contributed to Company's ESOP plan.......          8         -        220           -       -         -          -        220
  Exercise of stock options and other......        105         -      2,014           -       -         -          -      2,014
  Income tax benefit related to exercise
    of stock options.......................          -         -        234           -       -         -          -        234
  Net income...............................          -         -          -      39,907       -         -          -     39,907
  Other comprehensive income...............          -         -          -           -     519         -          -        519
  Treasury shares purchased................          -         -          -           -       -     2,127    (48,292)   (48,292)
  Treasury shares retired..................     (2,127)      (20)   (45,687)     (2,585)      -    (2,127)    48,292          -
                                               -------   -------   ---------- ----------  ------   -------   --------    -------
December 31, 2003..........................     21,674       217          -     127,576     809     4,852    (99,028)    29,574
  Contributed to Company's ESOP plan.......         10         -          -         231       -         -          -        231
  Exercise of stock options and other......        234         2          -       5,174       -         -          -      5,176
  Income tax benefit related to exercise
    of stock options.......................          -         -          -         775       -         -          -        775
  Net income...............................          -         -          -      40,777       -         -          -     40,777
  Other comprehensive income...............          -         -          -           -     171         -          -        171
  Treasury shares purchased................          -         -          -           -       -     1,453    (37,461)   (37,461)
  Treasury shares retired..................     (1,453)      (14)         -     (37,447)      -    (1,453)    37,461          -
  Common stock dividends incurred..........          -         -          -      (7,796)      -         -          -     (7,796)
                                               -------   -------   ---------- ---------- ------   -------   --------    -------
December 31, 2004..........................     20,465   $   205   $      -    $129,290  $  980     4,852   $ 99,028    $31,447
                                               ========  ========  ========== ========== ======   ========  =========   ========




                         (1) Other Comprehensive Income                             Year Ended December 31,
                                                                                  -----------------------------
                                                                                   2004       2003      2002
                                                                                  -------- ---------  ---------
Net income....................................................................    $ 40,777 $  39,907  $  36,014
                                                                                  -------- ---------  ---------

Other comprehensive income, net of tax:
  Foreign currency translation adjustment.....................................         153       137         85
                                                                                  -------- ---------  ---------
  Unrealized gains on investments:
    Unrealized holding gains arising during period,...........................         116       469         75
      Less: reclassification adjustment for gains included in net income......         (98)      (87)       (56)
                                                                                  -------- ---------  ---------
                                                                                        18       382         19
                                                                                  -------- ---------  ---------
Other comprehensive income, net of income taxes of $12, $206 and $11 in 2004,
  2003 and 2002, respectively.................................................         171       519        104
                                                                                  -------- ---------  ---------
Comprehensive income..........................................................    $ 40,948 $  40,426  $  36,118
                                                                                  ======== ========== ==========

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


Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Parent") and subsidiaries (collectively, the "Company") develops and markets legal service plans (referred to as "Memberships"). The Memberships sold by us allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. During the third quarter of 2003, we began offering our Identity Theft Shield to new and existing members at $9.95 per month if added to a legal service Membership or it may be purchased separately for $12.95 per month. The nationwide provider of the Identity Theft Shield benefits and the Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by us to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2004, Memberships subject to the capitated benefit provider arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 5% of Members have elected to pay their fees in advance on an annual or semi-annual basis. At December 31, 2004, we had 1,451,700 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of the Memberships were in 29 states. The Memberships are marketed by an independent sales force referred to as "associates".

     Basis of Presentation
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities.

     Principles of Consolidation
     The consolidated financial statements include our accounts and our wholly owned subsidiaries, as well as those of PPL Agency, Inc. (See Note 10 for additional information regarding PPL Agency, Inc.). Our primary subsidiaries include Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). All significant intercompany accounts and transactions have been eliminated.

     Foreign Currency Translation
     The financial results of our Canadian operations are measured in local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year.

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

     Fair Value of Financial Instruments
     Our financial instruments consist primarily of cash, certificates of deposit, short-term investments, debt and equity securities, Membership fees receivable, Membership benefits payable, notes payable and accounts payable and accrued expenses. Fair value estimates have been determined by us, using available market information and appropriate valuation methodologies. The carrying value of cash, certificates of deposit, Membership fees receivable, Membership benefits payable and accounts payable and accrued expenses are considered to be representative of their respective fair value, due to the short term nature of these instruments. The carrying value of notes payable is considered to be representative of their respective fair value, due to the variable interest rate feature of such notes. The fair value disclosures relating to debt and equity securities are presented in Note 2.

     Cash and Cash Equivalents
     We consider all highly liquid unpledged investments with maturities of three months or less at time of acquisition to be cash equivalents. We place our temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

     Investments
     We classify our investments held as available for sale and accounts for them at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as other comprehensive income. We classify available-for-sale securities as current if we expect to sell the securities within one year, or if we intend to utilize the securities for current operations. All other available-for-sale securities are classified as non-current.

     All investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to income over the contractual maturity or estimated life of the individual investment on the level yield method. Gain or loss on sale of investments is based upon the specific identification method. Income earned on our investments in certain state and political subdivision debt instruments is not generally taxable for federal income tax purposes.

     Membership fees receivable
     Our Membership fees receivable consists of amounts due from members for services provided pursuant to their Membership contract. Membership fees are principally collected on a monthly basis. Membership fees receivable is a result of a portion of members, mostly group members, who pay their Membership fees in arrears and are recorded at amounts due under the terms of the Membership agreement. An allowance for doubtful accounts is not necessary as the recorded amount is adjusted to net realizable value at period-end based on our historical experience and the short period of time after period-end in which the accounts will be collected.

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

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis, of which approximately 73% are paid in advance and, therefore, are deferred and recognized over the following month.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). We compute the expected Membership life using more than 20 years of actuarial data. At December 31, 2004, we computed the expected Membership life to be approximately 3 years. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force from a one-time non-refundable enrollment fee of $65 from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Revenue from, and costs of, the initial sales and marketing supplies (approximately $11) are recognized when the materials are delivered to the associates. The remaining $54 of revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2004 is estimated to be approximately six months. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, the deferred revenue and related costs will be recognized over the new estimated active service period.

     We also encourage participation in a training program ("Fast Start") that allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associates participating in this training program typically pay a fee ranging from zero to $184, depending on special promotions we implement from time to time. The fee covers the additional training and materials used in the training program, and is recognized in income upon completion of the training. Associate services revenue also includes revenue recognized on the sale of marketing supplies and promotional material to associates and includes fees related to our eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal e-mail account and multiple personalized web sites with "flash" movie presentations.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, Fast Start bonuses, associate introduction kits, the associate incentive program, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention). Shipping and handling costs of $2.4 million in 2004 and $2.3 million in 2003 are primarily included in Associate services and direct marketing costs.

     Membership Benefits Liability
     The  Membership  benefits  liability  represents per capita amounts due the provider of Identity Theft Shield benefits and provider law firms on approximately 99% of the Memberships and claims reported but not paid and actuarially estimated claims incurred but not reported on the remaining non-provider Memberships which represent approximately 1%. We calculate the benefit liability on the non-provider Memberships based on completion factors that consider historical claims experience based on the dates that claims are incurred, reported to us and subsequently paid. Processing costs related to these claims are accrued based on an estimate of expenses to process such claims.

     Income Taxes
     We account for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are recognized in different periods in our financial statements and tax returns. In estimating future tax consequences, we generally consider all future events other than future changes in the tax law or rates that have not been enacted.

     Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We record deferred tax assets related to the recognition of future tax benefits of temporary differences and net operating loss and tax credit carryforwards. To the extent that realization of such benefits is not considered more likely than not, we establish a valuation allowance to reduce such assets to the estimated realizable amount.

     Commissions to Associates
     Prior to March 1, 2002, we had a level Membership commission schedule of approximately 27% of Membership fees and advanced the equivalent of up to three years of commissions on new Membership sales. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, we returned to a differential commission structure with rates of approximately 80% of first year Membership premiums on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate's sales organization. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three year commission advance or the differential commission structure with a one year commission advance.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our advance commission expenses are recorded in the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. Associates must qualify for advance commissions by writing at least three Memberships.

     Long-Lived Assets
     We review long-lived assets to be held and used in operations when events or changes in circumstances indicate that the assets might be impaired. The carrying value of long-lived assets is considered impaired when the identifiable undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced by disposal costs.

     Stock-Based Compensation
     We have a stock-based employee compensation plan, which is described more fully in Note 13. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.







                                                                                 2004        2003         2002
                                                                               ---------   ---------    ---------
Net income, as reported...................................................     $ 40,777    $ 39,907     $ 36,014
Deduct:  Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects........         (441)       (860)      (3,201)
                                                                               ---------   ---------    ---------
Pro forma net income......................................................     $ 40,336    $ 39,047     $ 32,813
                                                                               ==========  =========    =========

<

Earnings per share:
    Basic - as reported...................................................     $   2.50    $   2.28     $   1.83
    Basic - pro forma.....................................................     $   2.47    $   2.23     $   1.67
    Diluted - as reported.................................................     $   2.48    $   2.27     $   1.82
    Diluted - pro forma...................................................     $   2.45    $   2.22     $   1.66


     The estimated fair value of options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free interest rate of 2.16% for 2004, 2.38% for 2003 and 3.06% for 2002; expected life of 3-5 years; and expected volatility for the years ending December 31, 2004, 2003 and 2002 were 52.8%, 55.9% and 59.3%, respectively. Using these assumptions, the weighted average fair values at date of grant for options granted during 2004, 2003 and 2002 were $8.74, $8.63 and $9.86, respectively.

     The exercise of certain stock options which have been granted gives rise to compensation which is includable in the taxable income of the option grantee and deductible by us for federal and state income tax purposes. Such compensation results from increases in the fair market value of our common stock subsequent to the date of grant of the applicable exercised stock options, and in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are recorded in capital in excess of par value.

     Incentive awards payable
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period. The incentive awards payable at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. Changes to any of these assumptions would directly affect the amount accrued but we do not expect any of the significant trends impacting this account to change significantly in the near term.

     Legal Contingencies
     We account for legal contingencies in accordance with SFAS 5, Accounting for Contingencies, which requires that a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of our lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and we do not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Segment Information
     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosures about products and services and geographic areas are presented in Note 16.

     New Accounting Standards Issued
     In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Compensation" above for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.


Note 2 - Investments

     A summary of the amortized cost, unrealized gains and losses and fair values of our investments at December 31, 2004 and 2003 follows:

                                                                         December 31, 2004
                                                        --------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                      -----------    --------     --------    ----------
U.S. Government obligations........................      $   9,784     $   146      $   (39)    $   9,891
Corporate obligations..............................          2,982          28           (9)        3,001
Equity securities..................................            417         663            -         1,080
Obligations of state and political subdivisions....         13,898         271          (38)       14,131
Certificates of deposit............................          2,537           -            -         2,537
                                                        -----------    --------     --------    ----------
Total..............................................      $  29,618     $ 1,108      $   (86)    $  30,640
                                                        ===========    ========     =========   ==========



                                                                         December 31, 2003
                                                        --------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                      -----------    --------     --------    ----------
U.S. Government obligations........................      $   7,086     $   155      $   (45)    $   7,196
Corporate obligations..............................          4,388         337          (14)        4,711
Equity securities..................................            417         322            -           739
Obligations of state and political subdivisions....         14,968         203          (25)       15,146
Certificates of deposit............................          2,375           -            -         2,375
                                                        -----------    --------     --------    ----------
Total..............................................      $  29,234     $ 1,017      $   (84)    $  30,167
                                                        ===========    ========     =========   ==========


     In determining whether declines in the fair value of available-for-sale securities below their cost are other than temporary, management considers the financial condition of the issuer, causes for the decline in fair value (i.e., interest rate fluctuations or declines in creditworthiness) and severity and duration of the decline, among other things. There were no individual securities with unrealized losses in four consecutive quarters, accordingly no individual security unrealized losses have been recognized as other than temporary at December 31, 2004.


     The contractual maturities of our available-for-sale investments in debt securities and certificates of deposit at December 31, 2004 by maturity date follows:

                                                                        Amortized
                                                                           Cost       Fair value
                                                                        -----------   -----------
                 One year or less...................................     $   3,011     $   3,013
                 Two years through five years.......................         4,061         4,082
                 Six years through ten years........................        14,932        15,084
                 More than ten years................................         7,197         7,381
                                                                        -----------   -----------
                 Total..............................................     $  29,201     $  29,560
                                                                        ===========   ===========

     Our investment securities are included in the accompanying consolidated balance sheets at December 31, 2004 and 2003 as follows:

                                                                              December 31,
                                                                        -------------------------
                                                                           2004          2003
                                                                        -----------   -----------
                 Available-for-sale investments (current)...........     $     804     $  10,203
                 Available-for-sale investments (non-current).......        25,455        15,711
                 Investments pledged................................         4,381         4,253
                                                                        -----------   -----------
                 Total..............................................     $  30,640     $  30,167
                                                                        ===========   ===========


     We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

                                                                              December 31,
                                                                        -------------------------
                                                                           2004          2003
                                                                        -----------   -----------
                 Certificates of deposit............................     $   2,537     $   2,375
                 Obligation of state and political subdivisions.....           131           136
                 U. S. Government obligations.......................         1,713         1,742
                                                                        -----------   -----------
                 Total..............................................     $   4,381     $   4,253
                                                                        ===========   ============


     Proceeds from sales of investments during 2004, 2003 and 2002 were $4.6 million, $4.7 million and $7.6 million, respectively, and resulted in gross realized gains of $224,000, $154,000 and $95,000 and gross realized losses of $63,000, $19,000 and $9,000, respectively.


Note 3 - Property and Equipment

         Property and equipment is comprised of the following:

                                                                                  December 31,
                                                                Estimated    ----------------------
                                                               Useful Life     2004         2003
                                                               ------------  ----------  ----------
                 Equipment, furniture and fixtures..........     3-10 years  $  31,727   $  26,109
                 Computer software..........................        3 years      9,342       8,370
                 Building and improvements..................    20-40 years     36,540      31,107
                 Automotive and aviation equipment..........        3 years      3,104         188
                 Construction in progress...................            N/A          -       3,002
                 Land.......................................            N/A        170         170
                                                                             ----------  ----------
                                                                                80,883      68,946
                 Accumulated depreciation.................................     (29,651)    (21,942)
                                                                             ----------  ----------
                 Property and equipment, net..............................   $  51,232   $  47,004
                                                                             ==========  ==========


     Construction in progress includes all construction costs, including capitalized interest on funds borrowed, associated with the portion of our new corporate headquarters not placed in service prior to December 31, 2003. As of December 31, 2004 and 2003, capitalized interest of $706,000 was included in the cost of the building.


Note 4 - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses are comprised of the following:

                                                                              December 31,
                                                                        ------------------------
                                                                           2004          2003
                                                                        ----------    ----------
                 Accounts payable...................................    $   4,873     $   4,875
                 Marketing bonuses payable..........................        1,792         1,049
                 Incentive awards payable...........................        2,616         4,453
                 Litigation accrual.................................        3,013         3,263
                 Other..............................................        3,157         2,740
                                                                        ----------    ----------
                 Total..............................................    $  15,451     $  16,380
                                                                        ==========    ===========


     Our litigation accrual increased from $2.0 million at December 31, 2001 to $3.3 million at December 31, 2002 due to increased litigation during 2002 (See
Note 12) and only insignificant changes occurred during 2003 and 2004.


Note 5 - Notes Payable

     On June 11, 2002, we entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of our new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The interest rate at December 31, 2004 was 4.65%. The real estate loan agreement provides for financial covenants substantially the same as those described below for the amended stock purchase loan.

     During the 2003 third quarter, we arranged $25 million in additional financing for treasury stock purchases from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003 with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR rate plus three percent, adjusted monthly. During August 2004, we amended the terms of the loan agreement with these banks to increase the loan amount to $31.5 million and allow for additional treasury stock purchases of up to $31.5 million. We fully funded the loan on September 30, 2004 which resulted in a net increase in credit of $19.0 million above the outstanding balance of our existing treasury stock term loan of $12.5 million at the time. Proceeds of this loan together with existing cash resources were used to purchase treasury shares. The amortization of the amended loan has been modified to provide for repayment over 24 months in equal monthly principal payments beginning October 31, 2004 and ending September 30, 2006 with interest at the 30 day LIBOR rate plus 3%. The interest rate at December 31, 2004 was 5.31%. The monthly principal payment will be $1.3 million compared to the monthly payment on the prior loan of $1.4 million. The amended loan agreement continues all of the covenants of the prior agreement with certain modifications to permit additional stock purchases and/or dividends while the loan is outstanding generally in an amount no greater than 50% of net income and modifies the debt service coverage ratio definition slightly.

     The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 125%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed fifty percent (50%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005. We were in compliance with the above covenants at December 31, 2004.

     A schedule of outstanding balances as of December 31, 2004 and 2003 is as follows:

                                                                                  December 31,
                                                                        --------------------------------
                                                                             2004              2003
                                                                        --------------    --------------

                          Real estate line of credit.................   $      17,524     $      19,810
                          Stock purchase line of credit..............          27,562            23,611
                                                                        --------------    --------------
                          Total notes payable........................          45,086            43,421
                          Less: Current portion of notes payable.....         (18,036)          (18,953)
                                                                        --------------    --------------
                          Long term portion..........................   $      27,050     $      24,468
                                                                        ==============    ===============


     A schedule of future maturities as of December 31, 2004 is as follows:

                Repayment Schedule commencing January 2005:
                Year 1.....................................    $     18,036
                Year 2.....................................          14,098
                Year 3.....................................           2,286
                Year 4.....................................          10,666
                                                             ----------------
                Total notes payable........................    $     45,086
                                                             ================


Note 6 - Income Taxes

     The provision for income taxes consists of the following:

                                                                    Year Ended December 31,
                                                                ----------------------------------
                                                                 2004         2003        2002
                                                                ---------   ---------    ---------
                 Current....................................    $ 19,281    $ 20,381     $ 18,868
                 Deferred...................................       2,197         288          102
                                                                ---------   ---------    ---------
                   Total provision for income taxes.........    $ 21,478    $ 20,669     $ 18,970
                                                                =========   =========    =========







     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                                    Year Ended December 31,
                                                                ----------------------------------
                                                                 2004         2003        2002
                                                                ---------   ---------    ---------
                 Statutory Federal income tax rate..........      35.0%       35.0%        35.0%
                 Tax exempt interest........................       (.2)        (.1)         (.1)
                 Wage tax credits...........................       (.5)        (.5)         (.4)
                 Other......................................        .2         (.3)         -
                                                                ---------   ---------    ---------
                 Effective income tax rate..................      34.5%       34.1%        34.5%
                                                                =========   =========    =========



     Deferred tax liabilities and assets at December 31, 2004 and 2003 are comprised of the following:

                                                                              December 31,
                                                                        ----------------------
                                                                          2004        2003
                                                                        ----------  ----------

                 Deferred tax liabilities relating to:
                   Unrealized investment gains, net.................    $     399   $     326
                   Deferred member and associate service costs......        7,020       6,337
                   Depreciation.....................................        4,854       2,695
                                                                        ----------  ----------
                      Total deferred tax liabilities................       12,273       9,358
                                                                        ----------  ----------
                 Deferred tax assets relating to:
                   Expenses not yet deducted for tax purposes.......        2,265       1,798
                   Deferred revenue and fees........................       10,509      10,350
                   Other............................................           80           -
                                                                        ----------  ----------
                      Total deferred tax assets.....................       12,854      12,148
                                                                        ----------  ----------
                   Net deferred tax asset...........................    $     581   $   2,790
                                                                        ==========  ==========



     Our deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2004 and 2003 as follows.

                                                                              December 31,
                                                                        ----------------------
                                                                           2004        2003
                                                                        ----------  ----------
                 Deferred income taxes (current asset)..............    $   4,829   $   4,894
                 Deferred income taxes (non-current liability)......       (4,248)     (2,104)
                                                                        ----------  ----------
                 Net deferred tax asset.............................    $     581   $   2,790
                                                                        ==========  ==========


     A significant portion of the deferred tax assets recognized relate to deferred revenue and fees. A valuation allowance was not recorded since we believe that there was sufficient positive evidence to support our conclusion not to record a valuation allowance. Management believes that we will realize the tax benefit of these deferred tax assets in the future because of our history of pre-tax income. However, there can be no assurance that we will generate taxable income or that all of our deferred tax assets will be utilized.


Note 7 - Stockholders' Equity

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 10,000,000 shares during subsequent board meetings. At December 31, 2004, we had purchased 9.1 million treasury shares under these authorizations for $210.9 million, an average price of $23.23 per share. At December 31, 2004 and 2003, we had 15.6 million and 16.8 million common shares outstanding, respectively, net of treasury shares.

     We have lines of credit (see Note 5) that prohibit payment of cash dividends on our common stock in excess of 50% of net income. Any decision by our Board of Directors to pay cash dividends in the future will depend upon, among other factors, our earnings, financial condition, capital requirements and approval from our lender for any dividends in excess of 50% of net income. In addition, our ability to pay dividends is dependent in part on our ability to derive dividends from our subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than 10% of such accumulated available surplus or an amount representing more than the previous years' net profits. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At December 31, 2004, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. While PPLCI had surplus funds available for payment of an ordinary dividend during 2004, no dividends were declared or paid during 2004 or 2003. At December 31, 2004 PPLCI had approximately $4.1 million available for payment of an ordinary dividend. At December 31, 2004 the amount of restricted net assets of consolidated subsidiaries was $21.3 million.


Note 8 - Other Expenses, net

         The components of Other expenses, net are as follows:

                                                                    Year Ended December 31,
                                                                ---------------------------------
                                                                 2004         2003        2002
                                                                ---------   ---------    --------
                 Depreciation...............................    $  7,709    $  7,082     $ 5,273
                 Premium taxes..............................       1,698       2,703       2,175
                 Interest expense...........................       1,990         123           -
                 Litigation accrual expense.................        (121)          -       1,290
                 Interest income............................      (1,698)     (1,362)     (2,053)
                                                                ---------   ---------    --------
                   Total Other expenses, net................    $  9,578    $  8,546     $ 6,685
                                                                =========   ==========   =========


     Interest expense is net of capitalized interest of $0, $586,000 and $120,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 9 - Comprehensive Income

     Comprehensive income is comprised of two subsets - net income and other comprehensive income. Included in other comprehensive income for us are foreign currency translation adjustments and unrealized gains on investments. These items are accumulated within the Statements of Changes in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income". As of December 31, accumulated other comprehensive income, as reflected in the Consolidated Statements of Changes in Stockholders' Equity, was comprised of the following:

                                                                                 2004        2003
                                                                               --------    --------
Foreign currency translation adjustments..................................     $   356     $   203
Unrealized gains on investments, net of income taxes of $399 and $326.....         624         606
                                                                               --------    --------
  Accumulated other comprehensive income..................................     $   980     $   809
                                                                               ========    =========


Note 10 - Related Party Transactions

     Our Chairman, Harland C. Stonecipher, is the owner of PPL Agency, Inc. ("Agency"). We have agreed to indemnify and hold harmless the Chairman for any personal losses incurred as a result of his ownership of this corporation and any income earned by Agency accrues to us. We provide management and administrative services for Agency, for which it receives specified management fees and expense reimbursements.

     Agency's financial position and results of operations are included in our financial statements on a combined basis. Agency earned commissions, net of amounts paid directly to its agents by the underwriter, during 2004, 2003 and 2002 of $220,000, $119,000 and $138,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had net income of $127,000, $20,000 and $33,000 for the years ended December 31, 2004, 2003 and
2002, respectively, after incurring commissions earned by the Chairman of $55,000, $57,000 and $58,000, respectively, and annual management fees paid to us of $36,000 for 2004, 2003 and 2002.

     Mr. Stonecipher and his wife, Shirley A. Stonecipher, own Stonecipher Aviation LLC ("SA") and Mr. and Mrs. Stonecipher together with Wilburn L. Smith, our National Marketing Director and formerly our President and one of our directors , own S & S Aviation LLC ("S&SA"). We had agreed to reimburse SA and S&SA for certain expenses pertaining to trips made by Company personnel for Company business purposes using aircraft owned by SA and S&SA. Such reimbursement represents the pro rata portion of direct operating expenses, such as fuel, maintenance, pilot fees and landing fees, incurred in connection with such aircraft based on the relative number of flights taken for Company business purposes versus the number of other flights during the applicable period. No reimbursement is made for depreciation, capital expenditures or improvements relating to such aircraft. During 2004, 2003 and 2002, we paid $329,000, $307,000 and $397,000, respectively, to SA and paid $561,000, $592,000 and
$436,000 to S&SA during 2004, 2003 and 2002, respectively, as reimbursement for such transportation expenses.

     On December 9, 2004, we entered into and consummated an agreement with SA to purchase a 1980 Beech King Air 200 airplane for a purchase price of $1,083,355. On the same date, we entered into and consummated an agreement to purchase a 1983 Mitsubishi MU-300 jet airplane owned by S&SA for a purchase price of $1,230,200. In connection with the purchase of this plane, we also agreed to pay the expenses associated with a pending avionics upgrade, inspection and maintenance of approximately $450,000. On the same date, we also purchased the leasehold interest in a hangar building located at the Ada Municipal airport which is used as the hangar facility for the two purchased planes for a purchase price of $465,000 and also purchased certain equipment and furniture used at the facility for a purchase price of $9,272. The hangar and related equipment was purchased from SA, which constructed the hangar and acquired the equipment at its expense. Under the terms of the lease, which we assumed, which expires in 2027, we are obligated to pay annual rental of $10 per year. The purchase prices were paid in cash from our existing cash resources. The Audit Committee of the Board of Directors and the full Board, with Mr. Stonecipher abstaining, approved all of the transactions. The prices for each of the planes and hangar were determined by independent appraisals and the related equipment and furniture was purchased for book value, which approximates fair market value. The Board determined that it was appropriate for us to acquire ownership of the airplanes and hangar in light of the fact that the planes are used almost exclusively in furtherance of our business. We will be reimbursed for personal use of either aircraft, if any.

     John W. Hail, one of our directors, served as our Executive Vice President, Director and Agency Director from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was our exclusive marketing agent from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and us entered into during the period in which Mr. Hail was one of our executive officers , Mr. Hail receives override commissions from renewals of certain Memberships initially sold by us during such period. During 2004, 2003 and 2002, such override commissions on renewals totaled $79,000, $81,000 and $87,000, respectively. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with us, including TVC Marketing, Inc., but which were engaged in the marketing of our legal service Memberships and which earn renewal commissions from Memberships previously sold. These entities earned renewal commissions of $557,000, $552,000 and $526,000 during 2004, 2003 and 2002, respectively, of which $322,000, $300,000 and
$266,000, respectively, was passed through as commissions to their sales agents.

     During 2003, we terminated a marketing services agreement with a senior marketing associate, and commenced an action in the District Court of Pontotoc County, Oklahoma alleging breach of contract and seeking to collect $1.4 million in outstanding notes receivable arising from loans made by us at various times between 1998 and 2001. Due to uncertainties about the full recoverability of these notes, we recorded a reserve and bad debt expense of $515,000 in 2003 to write down the notes to our estimate of their recoverable value. Each quarter, we evaluate the recoverability of these notes receivable and adjust the reserve accordingly. During 2004 we increased the reserve by $19,000 to $534,000 at December 31, 2004.


Note 11 - Leases

     At December 31, 2004, we were committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $79,000, $93,000 and $174,000 in 2004, 2003 and 2002, respectively.

     Future  commitments   commencing  January  2005  related  to  noncancelable
operating leases are as follows:

Year Ended December 31,
2005...............................................     $      86
2006...............................................            86
2007...............................................            85
2008...............................................            62
2009...............................................             5
Total operating lease commitments..................    ------------
                                                        $     324
                                                       ============

     Future minimum lease payments commencing in January 2005 related to capital leases are as follows:

Year Ended December 31,
2005...............................................     $     420
2006...............................................           420
2007...............................................           420
2008...............................................            81
2009...............................................            81
Thereafter.........................................         1,648
                                                       -----------
Total minimum lease payments.......................     $   3,070
Less: Imputed interest.............................        (1,114)
                                                       -----------
Present value of net minimum lease payments........         1,956
Less: Current portion..............................          (338)
                                                       -----------
Non current portion of capital leases payable......     $   1,618
                                                       ===========

         We entered into two capital leases near the end of 2002 and one early in 2003 to acquire equipment and buildings. These capital leases expire at various dates through 2032. The capital lease assets are included in property and equipment as follows at December 31, 2004 and December 31, 2003.

                                  December 31,
                                                           2004          2003
                                                       ------------- -----------
Equipment, furniture and fixtures..................      $   1,670    $   2,094
Buildings and improvements.........................            314          314
                                                       ------------- -----------
                                                             1,984        2,408
Less: accumulated amortization.....................            (91)        (519)
                                                       ------------- -----------
Net capital lease assets...........................      $   1,893    $   1,889
                                                       ============= ===========



Note 12 - Commitments and Contingencies

     We and various of our executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that we issued false and misleading financial information, primarily related to the method we used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted our motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of December 31, 2003, the briefing in the appeal had been completed. On January 14, 2004 oral argument was held in the appeal and as of February 22, 2005, a decision was pending. We are unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2004, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of February 22, 2005, as a result of dismissals, summary judgments, or settlements for nominal amounts, we were aware of approximately 15 separate lawsuits involving approximately 56 plaintiffs that have been filed in multiple counties in Alabama. As of February 22, 2005, we were aware of 16 separate lawsuits involving approximately 426 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name our former provider attorney in Mississippi as a defendant. Proceedings in several of the eleven cases which name our provider attorney as a defendant had been stayed pending the Mississippi Supreme Court's ruling on the Pre-Paid defendants' appeal of a trial court's granting of a partial summary judgment that the action is not required to be submitted to arbitration. On April 1, 2004, the Mississippi Supreme Court affirmed the trial court's partial summary judgment that arbitration should not be had in one of the cases on appeal. Pre-Paid asked the Mississippi Supreme Court to rehear that issue but that motion was denied on June 3, 2004 and Pre-Paid sought certiorari on that issue with the United States Supreme Court on September 1 and 8, 2004 which was denied. At least three complaints have been filed by the law firm representing plaintiffs in eleven of the cases on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002, December 2002 and August 2003. We have responded to the Attorney General's requests for information with respect to these complaints, and as of February 22, 2005, we were not aware of any further actions being taken by the Attorney General. In Mississippi, we filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which we seek to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of our Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings in Alabama in April 2005, and in Mississippi in May 2005, and seek varying amounts of actual and punitive damages. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in our favor, including other named defendants, on all claims on October 19, 2004, while the second trial in Mississippi resulted in an insubstantial plaintiff's verdict on February 15, 2005. Although the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against us and certain of our officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to our Memberships and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid Membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. On December 3, 2004, the District Court ordered the plaintiffs to proceed with the arbitration. The ultimate outcome of this case is not determinable.

     On June 29, 2001, an action was filed against us in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action was originally a putative class action brought by Gina Kotwitz, later adding, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren, on behalf of our sales associates. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with our commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates, including a request stated in June 2003 for the imposition of a constructive trust as to earned commissions applied to the reduction of debit balances and disgorgement of all earned renewal commissions applied to the reduction of debit balances. On September 23, 2003 the court entered an order dismissing the class action allegations upon the motion of the plaintiffs. The order provides that the action will proceed only on an individual basis, and that the hearing on plaintiffs' motion for class certification previously set for February 2004 was cancelled. Oral argument on our motion for summary judgment was held on July 2, 2004 and on December 17, 2004 the District Court granted our motion for summary judgment. On January 27, 2005 three of the five plaintiffs filed a motion to vacate and/or for new trial. This motion is set for hearing on April 22, 2005. The claims of the remaining two plaintiffs have been dismissed with prejudice. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against us and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of our sales associates and alleges that the marketing plan offered by us constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Pre-Paid defendants filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002, and discovery in the action was stayed pending a ruling on the motion to dismiss. On July 24, 2003, the Court granted in part and denied in part the Pre-Paid defendants' motion to dismiss. The claims asserted under the Securities Exchange Act of 1934 and the Oklahoma Securities Act were dismissed without prejudice. The motion was denied as to the remaining claims. On September 8, 2004, the Court denied plaintiffs motion for class certification. Plaintiffs petitioned the Tenth Circuit Court of Appeals for permission to appeal the class certification ruling, and the Tenth Circuit Court of Appeals denied the petition for interlocutory appeal. The ultimate outcome of this case is not determinable.

     We are a defendant in various other legal proceedings that are routine and incidental to our business. We will vigorously defend our interests in all proceedings in which it is named as a defendant. We also receive periodic complaints or requests for information from various state and federal agencies relating to our business or the activities of our marketing force. We promptly respond to any such matters and provide any information requested.

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense in the consolidated statements of income. We have established an accrued liability we believes will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2004 was $3.0 million. We believe we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Near the end of 2002, we committed to acquire significant new computer hardware to supplement our current information technology platform and provide redundancy for our critical business systems. We paid approximately $1.6 million in 2003 and received a $1 million vendor rebate during 2003 as a result of this commitment. The commitment calls for us to expend approximately $800,000 in 2005.


Note 13 - Stock Options, Stock Ownership Plan and Benefit Plan

     We have a stock option plan (the "Plan") under which the Board of Directors (the "Board") or our Stock Option Committee (the "Committee") may grant options to purchase shares of our common stock. The Plan permits the granting of options to our directors, officers and employees to purchase our common stock at not less than the fair value at the time the options are granted. The Plan provides for option grants to acquire up to 3,000,000 shares and permits the granting of incentive stock options as defined under Section 422 of the Internal Revenue Code at an exercise price for each option equal to the market price of our common stock on the date of the grant and a maximum term of 10 years. Options not qualifying as incentive stock options under the Plan have a maximum term of 15 years. The Board or Committee determines vesting of options granted under the Plan. No options may be granted under the Plan after December 12, 2012.

     The Plan previously provided for automatic grants of options to our non-employee directors. Under the Plan, each incumbent non-employee director and any new non-employee director received options to purchase 10,000 shares of common stock on March 1 of each year. The options granted each year were immediately exercisable as to 2,500 shares and vested in additional increments of 2,500 shares on the following June 1st, September 1st, and December 1st in the year of grant, subject to continued service by the non-employee director during such periods. Options granted to non-employee directors under the Plan have an exercise price equal to the closing price of the common stock on the date of grant. These automatic grants of options to non-employee directors were eliminated effective January 1, 2005, and therefore no further grants to non-employee directors will be made.

     Also included below are stock options that have been issued to our Regional Vice Presidents ("RVPs") in order to encourage stock ownership by our RVPs and to increase the proprietary interest of such persons in our growth and financial success. These options have been granted periodically to RVPs since 1996. Options are granted at fair market value at the date of the grant and are generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There were 36,751, 106,002 and 244,679 total options granted to RVPs in the years ended December 31, 2004, 2003 and 2002, respectively. We discontinued the RVP stock option grants immediately after the 2003 fourth quarter stock options were awarded in the first quarter of 2004.

     A summary of the status of our total stock option activity as of December 31, 2004, 2003 and 2002, and for the years ended on those dates is presented below:

                                                 2004                       2003                      2002
                                         ---------------------------------------------------------------------------
                                                      Weighted                  Weighted                  Weighted
                                                       Average                  Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                          Shares        Price        Shares       Price        Shares       Price
                                         -----------  ---------     ----------- ----------     ---------- ----------
Outstanding at beginning of year.....     1,275,499   $  24.06      1,498,392   $  26.09      1,336,636   $  25.09
Granted..............................        76,751      23.42        153,502      20.99        499,679      22.54
Exercised............................      (234,170)     22.10       (105,514)     25.42       (329,229)     16.73
Terminated...........................      (255,590)     26.27       (270,881)     35.45         (8,694)     23.31
                                        -----------  ---------     ----------- ----------     ---------- ----------
Outstanding at end of year...........       862,490   $  23.88      1,275,499   $  24.06      1,498,392   $  26.09
                                        -----------  ---------     ----------- ----------     ---------- ----------
Options exercisable at year end......       837,490   $  23.99      1,206,124   $  24.18      1,378,392   $  26.54
                                        ===========  =========     =========== ==========     ========== ==========


     The following table summarizes information about stock options outstanding at December 31, 2004:

                                                             Weighted Average
        Range of Exercise                                        Remaining              Weighted Average
           Prices                 Number Outstanding          Contractual Life            Exercise Price
     --------------------         ------------------         -----------------          -----------------
      $15.65 - $20.16                   284,772                      2.2                    $  17.56
      $20.24 - $24.20                   277,098                      2.4                       23.67
      $24.46 - $32.81                   300,620                      0.8                       30.07
     --------------------         ------------------         -----------------          -----------------
                                        862,490                      1.8                    $  23.88
                                  ==================         =================          =================



     The following table summarizes information about stock options exercisable at December 31, 2004:

                                                            Weighted Average
        Range of Exercise                                        Remaining              Weighted Average
           Prices                 Number Outstanding          Contractual Life            Exercise Price
     --------------------         ------------------         -----------------          -----------------
      $15.65 - $20.16                   264,772                      1.9                    $  17.43
      $20.24 - $24.20                   274,598                      2.4                       23.69
      $24.46 - $32.81                   298,120                      0.8                       30.10
     --------------------         ------------------         -----------------          -----------------
                                        837,490                      1.7                    $  23.99
                                  ==================         =================          =================



     During 1988, we adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company common stock. At our option, we may make matching contributions to the plan, and recorded expense during 2004, 2003 and 2002 of $232,000, $220,000 and $207,000, based on annual contributions of Company stock of 10,100 shares, 8,220 shares and 10,000 shares, respectively.

     In November 2002, we adopted a deferred compensation plan, which permits executive officers and key employees to defer receipt of a portion of their compensation. Deferred amounts accrue hypothetical returns based upon investment options selected by the participant. Deferred amounts are paid in cash based on the value of the investment option and are generally payable following termination of employment in a lump sum or in installments as elected by the participant, but the plan permits on demand distributions, which are subject to a 10% penalty, and provides for financial hardship distributions, distributions in the event of total disability or death and distributions upon a change in control. The plan also provides for a death benefit of $500,000 for each participant. Although the plan is unfunded and represents an unsecured liability of ours to the participants, during 2003, we purchased variable life insurance policies owned by us to insure the lives of the group of participants and to finance our obligations under the plan. As of December 31, 2004 and 2003, we had an aggregate deferred compensation liability of $2.8 million and $1.4 million, respectively, which is included in other non-current liabilities. At December 31, 2004, the cash value of the underlying insurance policies owned by us was $2.4 million and included in other assets.


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

                                                                                  Year Ended December 31,
                                                                                -----------------------------
Basic Earnings Per Share:                                                        2004       2003      2002
                                                                                -------- ---------  ---------
Earnings:
Income from continuing operations.............................................  $ 40,777 $  39,907  $  36,014
                                                                                ======== =========  =========
Shares:
Weighted average shares outstanding...........................................    16,313    17,530     19,674
                                                                                ======== =========  =========




Diluted Earnings Per Share:

Earnings:
Income from continuing operations after assumed conversions...................  $ 40,777 $  39,907  $  36,014
                                                                                ======== =========  =========
Shares:
Weighted average shares outstanding...........................................    16,313    17,530     19,674
Assumed exercise of options...................................................       145        69         90
                                                                                -------- ---------  ---------
Weighted average number of shares, as adjusted................................    16,458    17,599     19,764
                                                                                ======== =========  =========


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 218,000 shares, 799,000 shares and 921,000 shares with an average exercise price of $32.05, $27.48 and $29.76, were excluded from the calculation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively.


Note 15 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2004 and 2003.

                                    Selected Quarterly Financial Data
                                 (In thousands, except per share amounts)

                        2004                          1st Quarter  2nd Quarter   3rd Quarter  4th Quarter
                        ----                          -----------  ------------  ------------ ------------
Revenues...........................................    $  94,609    $  95,429     $  96,853    $  99,046
Net income.........................................       10,622       10,006         9,657       10,492

Basic income per common share (1):
  Net Income.......................................    $     .63    $     .61     $     .59    $     .68

Diluted income per common share (1):
  Net Income.......................................    $     .63    $     .60     $     .58    $     .66

                        2003
Revenues...........................................    $  90,320    $  89,642     $  90,024    $  91,327
Net income.........................................       12,034       10,043         9,438        8,392

Basic income per common share (1):
  Net Income.......................................    $     .67    $     .57     $     .54    $     .49

Diluted income per common share (1):
  Net Income.......................................    $     .67    $     .57     $     .54    $     .49


(1) The sum of EPS for the four quarters may differ from the annual EPS due to rounding and the required method of computing weighted average number of shares in the respective periods.


Note 16 - Segment Information

     Substantially all of our business is currently conducted in the United States. Revenues from our Canadian operations for 2004, 2003 and 2002 were $4.7 million, $4.5 million and $4.0 million, respectively. We have no significant long-lived assets located in Canada.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 9A.      CONTROLS AND PROCEDURES.

Controls and Procedures

     Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management is also required to assess the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

     During the course of 2004 we engaged in a substantial effort to complete the documentation and testing of our internal control over financial reporting in order to permit us to make an assessment of the effectiveness of our internal control as of December 31, 2004 as required by Section 404 of the Sarbanes-Oxley Act and applicable rules of the Securities and Exchange Commission and the Public Company Accounting Oversight Board. In the fall of 2004, after discussions with our independent registered public accounting firm, Grant Thornton LLP, we engaged consultants to assist us in the documentation and assessment of our information technology internal controls with the expectation that these consultants would provide solutions to meet the applicable requirements by the December 31, 2004 compliance date. In connection with the audit procedures for the audit of our 2004 financial statements and internal controls assessment, we determined, in consultation with Grant Thornton and our consultants, that documentation and assessment of our computer programs responsible for processing financially-significant transactions had not been adequately documented as we had expected. As a result, we are unable to properly analyze these computer programs as part of the overall financial reporting risk assessment and controls evaluation process necessary to support management's opinion on internal controls. One of the reasons for this lack of documentation is that much of our software has been custom designed for our circumstances and lacks documentation typically available for commercial business application software packages. Accordingly, we have concluded that we are unable to complete the required management assessment of our internal control over financial reporting as of December 31, 2004, and Grant Thornton has issued a "disclaimer" opinion, included in Item 8 of this Annual Report on Form 10-K, indicating that they do not express an opinion as to management's assessment and as to the effectiveness of our internal control over financial reporting as of December 31, 2004.

     We have been informed by Grant Thornton that they have identified two material weaknesses as of December 31, 2004. The first is related to the lack of properly documented financially significant applications, which affects management's ability to effectively monitor risks relating to applications that are significant to financial reporting. In addition, Grant Thornton has also informed management that a material weakness exists as of December 31, 2004, with regard to the Company's controls over commission processes that could potentially result in misstatements. The application system that automates processing of commissions is complex, inadequately documented, and has not been maintained in a manner that provides assurance that all and only authorized changes have been properly designed, tested, and used. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. In response, management will aggressively engage in a process to address these weaknesses, which will include documentation and assessment of application controls in general and documentation and implementation of additional controls on the commission expense application. Because of the relative complexity of our information technology systems, we currently expect that the application-based control documentation process could take up to several months. When completed later in 2005, management expects to evaluate, test, remediate and complete its assessment of internal control over financial reporting.

     Notwithstanding the fact that management is unable to complete an assessment of internal controls and the disclaimer of opinion that Grant Thornton has issued, Grant Thornton has issued an unqualified opinion on our financial statements for 2004, which is also included Item 8 of this Annual Report on Form 10-K.

     Nothing has come to the attention of management which would cause them to believe that the material weaknesses described above have resulted in any material inaccuracies or errors in our financial statements as of December31, 2004 or any prior period. However, it is possible during the completion of additional documentation, evaluation and testing we will identify one or more errors, significant deficiencies or material weaknesses.

     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

     Our Chief Executive and Chief Financial Officers have completed the certifications required to be filed as an Exhibit to this Report (See Exhibits
31.1 and 31.2) relating to the design of our disclosure controls and procedures and the design of our internal control over financial reporting. These officers believe these certifications to be accurate, despite our inability to provide documentation necessary to complete the assessment required by Section 404 of the Sarbanes-Oxley Act, because we did have procedures in place during 2004 to detect errors in our computer programs (although these procedures were not adequately documented). We have also instituted additional control systems to for authorizing program changes and Grant Thornton has issued an unqualified opinion on our financial statements.


ITEM 9B.      OTHER INFORMATION.
None.

                                    PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10 through 14 of Form 10-K are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2005.


                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as part of this report:

     (1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 41 of this report.

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

                                                          PRE-PAID LEGAL SERVICES, INC.

Date: March 3, 2005                                   By:    /s/ Randy Harp
                                                          ------------------------------
                                                          Randy Harp
                             Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Name                                         Position                         Date

            /s/ Harland C. Stonecipher                 Chairman of the Board of Directors       March 3, 2005
----------------------------------------------------
              Harland C. Stonecipher                     (Principal Executive Officer)


                  /s/ Randy Harp                            Chief Operating Officer             March 3, 2005
----------------------------------------------------
                    Randy Harp


                /s/ Steve Williamson                        Chief Financial Officer             March 3, 2005
----------------------------------------------------
                 Steve Williamson                           (Principal Financial and
                                                              Accounting Officer)

              /s/ Orland G. Aldridge                                Director                    March 3, 2005
----------------------------------------------------
                Orland G. Aldridge


               /s/ Martin H. Belsky                                 Director                    March 3, 2005
----------------------------------------------------
                 Martin H. Belsky


              /s/ Peter K. Grunebaum                                Director                    March 3, 2005
----------------------------------------------------
                Peter K. Grunebaum


                 /s/ John W. Hail                                   Director                    March 3, 2005
----------------------------------------------------
                   John W. Hail


                /s/ Thomas W. Smith                                 Director                    March 3, 2005
----------------------------------------------------
                  Thomas W. Smith



PRE-PAID LEGAL SERVICES, INC AND SUBSIDIARIES
Schedule I - Condensed Financial Information of the Registrant

                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 BALANCE SHEETS
                               (Amounts in 000's)

                                     ASSETS

                                                                                               December 31,
                                                                                          -----------------------
                                                                                             2004        2003
                                                                                          ----------   ----------
Current assets:
  Cash and cash equivalents............................................................   $  22,991    $  17,981
  Available-for-sale investments, at fair value........................................         510        9,895
  Membership income receivable.........................................................       3,225        2,637
  Inventories..........................................................................       1,623          857
  Refundable income taxes..............................................................       1,241          331
  Deferred member and associate service costs..........................................      13,893       12,372
  Deferred income taxes................................................................           -        2,837
                                                                                          ----------   ----------
      Total current assets.............................................................      43,483       46,910
                                                                                          ----------   ----------
Available-for-sale investments, at fair value..........................................       1,181          792
Investments pledged....................................................................         374          273
Property and equipment, net............................................................      50,916       46,615
Investments in and amounts due to/from subsidiaries, net...............................      31,331       18,140
Deferred member and associate service costs............................................       2,325        2,375
Other assets...........................................................................       7,471        5,184
                                                                                          ----------   ----------
        Total assets...................................................................   $ 137,081    $ 120,289
                                                                                          ==========   ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $   9,904    $   9,008
  Deferred revenue and fees............................................................      19,544       17,740
  Current portion of capital leases payable............................................         338           19
  Current portion of notes payable.....................................................      18,036       18,953
  Income taxes payable.................................................................       7,795            -
  Accounts payable and accrued expenses................................................      11,963       14,065
                                                                                          ----------   ----------
    Total current liabilities..........................................................      67,580       59,785
  Capital leases payable...............................................................       1,618        1,687
  Notes payable........................................................................      27,050       24,468
  Deferred revenue and fees............................................................       1,877        3,330
  Deferred income taxes................................................................       4,715            -
  Other non-current liabilities........................................................       2,794        1,445
                                                                                          ----------   ----------
      Total liabilities................................................................     105,634       90,715
                                                                                          ----------   ----------
Stockholders' equity:
  Common stock.........................................................................         205          217
  Retained earnings....................................................................     129,290      127,576
  Accumulated other comprehensive income...............................................         980          809
  Treasury stock, at cost..............................................................     (99,028)     (99,028)
                                                                                          ----------   ----------
      Total stockholders' equity.......................................................      31,447       29,574
                                                                                          ----------   ----------
        Total liabilities and stockholders' equity.....................................   $ 137,081    $ 120,289
                                                                                         ===========   ==========

           See accompanying notes to condensed financial statements.



                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF INCOME
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2004          2003          2002
                                                                          ------------  ------------  -------------
Revenues:
  Membership fees......................................................   $   260,959   $    211,824  $    199,849
  Associate services...................................................        24,618         25,499        37,195
  Other................................................................         5,247          3,796         3,004
                                                                          ------------  ------------- -------------
                                                                              290,824        241,119       240,048
                                                                          ------------  ------------- -------------
Costs and expenses:
  Membership benefits..................................................        89,016         66,524        63,515
  Commissions..........................................................        88,963         68,353        83,097
  Associate services and direct marketing..............................        24,618         28,823        32,516
  General and administrative...........................................        32,037         14,711        13,773
  Other, net...........................................................         9,157          6,792         5,829
                                                                          ------------  ------------- -------------
                                                                              243,791        185,203       198,730
                                                                          ------------  ------------- -------------
Income before income taxes and equity in net income of subsidiaries....        47,033         55,916        41,318
Provision for income taxes.............................................        16,226         19,080        14,271
                                                                          ------------  ------------- -------------
Income before equity in net income of subsidiaries.....................        30,807         36,836        27,047
Equity in net income of subsidiaries...................................         9,970          3,071         8,967
                                                                          ------------  ------------- -------------
Net income.............................................................   $    40,777    $    39,907   $    36,014
                                                                          ============   ============  ============

           See accompanying notes to condensed financial statements.



                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2004          2003          2002
                                                                          ------------   ------------  ------------
Net cash provided by operating activities..............................   $    38,393    $    50,271   $    55,380
                                                                          ------------   ------------  ------------
Cash flows from investing activities:
  Additions to property and equipment..................................       (10,879)       (27,012)      (15,184)
  Purchases of investments - available for sale........................        (2,858)        (9,915)            -
  Maturities and sales of investments - available for sale.............        11,783              -            64
                                                                          ------------   ------------  ------------
    Net cash used in investing activities..............................        (1,954)       (36,927)      (15,120)
                                                                          ------------   ------------  ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options..............................         5,176          2,014         5,088
  Decrease in capital lease obligations................................          (808)        (1,701)            -
  Purchases of treasury stock..........................................       (37,462)       (48,292)      (50,152)
  Proceeds from issuance of debt.......................................        19,000         42,700        12,300
  Repayments of debt...................................................       (17,335)        (9,912)       (1,667)
  Proceeds from other financing........................................             -          1,000             -
                                                                          ------------   ------------  ------------
    Net cash used in financing activities..............................   $   (31,429)       (14,191)      (34,431)
                                                                          ------------   ------------  ------------
Net increase in cash and cash equivalents..............................         5,010           (847)        5,829
Cash and cash equivalents at beginning of year.........................        17,981         18,828        12,999
                                                                          ------------   ------------  ------------
Cash and cash equivalents at end of year...............................   $    22,991    $    17,981   $    18,828
                                                                          ============   ============  ============


           See accompanying notes to condensed financial statements.

<
                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                     Notes to Condensed Financial Statements

Basis of Presentation
In the parent-company-only financial statements, Pre-Paid Legal Services, Inc.'s ("Parent Company") investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Parent Company's consolidated financial statements.

Notes 5 and 12 and the first two paragraphs of Note 10 to the consolidated financial statements of Pre-Paid Legal Services, Inc. relate to the Parent Company and therefore have not been repeated in these notes to condensed financial statements.

Expense Advances and Reimbursements
Pursuant to management agreements with certain subsidiaries, which have been approved by insurance regulators, commission advances are paid and expensed by the Parent Company and the Parent Company is compensated for a portion of its general and administrative expenses determined in accordance with the agreements.

Dividends from Subsidiaries
Dividends paid to the Parent Company from its subsidiaries are accounted for by the equity method. Pre-Paid Legal Casualty, Inc. paid a total of $11 million to the Parent Company during 2002. No dividends were paid during 2003 or 2004.





                                INDEX TO EXHIBITS


  Exhibit No.                               Description
-------------                               ------------------

  3.1           Restated Certificate of Incorporation of the Company

  3.2           Amended and Restated Bylaws of the Company  (Incorporated  by reference to Exhibit 3.1 of our Report on Form 10-Q for the period ended June 30, 2003)

*10.1           Employment  Agreement  effective  January 1, 1993  between the  Company  and Harland C.  Stonecipher
                (Incorporated  by reference  to Exhibit 10.1 of our Annual  Report on Form 10-KSB for the year ended
                December 31, 1992)

*10.2           Agreements between Shirley Stonecipher, New York Life Insurance
                Company and the Company regarding life insurance policy covering
                Harland C. Stonecipher (Incorporated by reference to Exhibit
                10.21 of our Annual Report on Form 10-K for the year ended
                December 31, 1985)

*10.3 Amendment dated January 1, 1993 to Split Dollar Agreement between Shirley Stonecipher and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.4 Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit
                10.22 of our Annual Report on Form 10-K for the year ended
                December 31, 1986)

*10.5           Amendment  to New  Business  Generation  Agreement  between the  Company and Harland C.  Stonecipher effective  January,  1990  (Incorporated  by reference to Exhibit 10.12 of our Annual Report on Form
                10-KSB for the year ended December 31, 1992)

*10.6           Amendment No. 2 to New Business Generation  Agreement between the Company and Harland C. Stonecipher effective  January,  1990  (Incorporated  by reference to Exhibit 10.13 of our Annual Report on Form
                10-K for the year ended December 31, 2002)

*10.7           Stock Option Plan, as amended effective May 2003

 10.8           Loan agreement dated June 11, 2002 between Bank of Oklahoma,  N.A. and the Company  (Incorporated by
                reference to Exhibit 10.1 of our  Quarterly  Report on Form 10-Q for the  six-months  ended June 30,
                2002)

 10.9           Security agreement dated June 11, 2002 between Bank of Oklahoma,  N.A. and the Company (Incorporated
                by reference to Exhibit 10.2 of our Quarterly  Report on Form 10-Q for the six months ended June 30,
                2002)

 10.10          Form of Mortgage  dated July 23, 2002 between Bank of Oklahoma,  N.A. and the Company  (Incorporated
                by reference to Exhibit 10.3 of our Quarterly  Report on Form 10-Q for the six months ended June 30,
                2002)

*10.11          Deferred  compensation plan effective  November 6, 2002  (Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2002)

 10.12          Loan agreement  dated  September 19, 2003 between  Registrant and Bank of Oklahoma,  N.A.,  Comerica
                Bank and First United Bank & Trust  (Incorporated by reference to Exhibit 10.1 of our Report on Form
                10-Q for the period ended September 30, 2003)

 10.13          Aircraft purchase agreement dated December 9, 2004 by and between S&S Aviation, LLC and the Company

 10.14          Aircraft  purchase  agreement  dated December 9, 2004 by and between Harland C.  Stonecipher  and/or
                Shirley A. Stonecipher and Stonecipher Aviation, LLC and the Company

 10.15          Assignment  and  Assumption  of Lease  dated  December  20,  2004  between  Harland  C. and  Shirley
                Stonecipher and the Company

*10.16          Amended Deferred Compensation Plan effective January 1, 2005

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



                                   EXHIBIT 3.1

                                          Filed with Oklahoma Secretary of State
                                                                 August 29, 2000

                                    RESTATED

                          CERTIFICATE OF INCORPORATION

                                       OF

                          PRE-PAID LEGAL SERVICES, INC.

     The undersigned officers of Pre-Paid Legal Services, Inc., an Oklahoma corporation (the "Corporation"), do hereby certify as follows:

     1. The Articles of Incorporation of the Corporation were originally filed with the Secretary of State of the State of Oklahoma on January 20, 1976 and were amended from time to time thereafter.

     2. This Restated Certificate of Incorporation has been duly adopted by the Board of Directors of the Corporation in accordance with Section 1080 of the Oklahoma General Corporation Act.

     3. This Restated Certificate of Incorporation restates and integrates and does not further amend the provisions of the Corporation's Certificate of Incorporation, as amended, and there is no discrepancy between those provisions and the provisions of this Restated Certificate of Incorporation, except as permitted by Section 1080.C of the Oklahoma General Corporation Act.

     4. The text of the Corporation's Certificate of Incorporation, as amended, is hereby restated in its entirety by this Restated Certificate of Incorporation as follows:

     FIRST. The name of the Corporation is PRE-PAID LEGAL SERVICES, INC.

     SECOND. The address of its registered office in the-State of Oklahoma is 321 East Main, in the City of Ada, County of Pontotoc, 74820. The name of its registered agent at such address is Harland C. Stonecipher.

     THIRD. The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the Oklahoma General Corporation Act.

     FOURTH. The total number of shares of capital stock which the Corporation shall have authority to issue is 100,900,000 shares, consisting of 400,000 shares of Preferred Stock, par value $1.00 per share, 500,000 shares of Special Preferred Stock, par value $1.00 per share, and 100,000,000 shares of Common Stock, par value $.01 per share.

     The shares of such classes shall have the following express terms:

                                   DIVISION A
                      EXPRESS TERMS OF THE PREFERRED STOCK

     The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is hereby authorized to provide for the issuance of Preferred Stock in series and by filing a certificate pursuant to the applicable law of the State of Oklahoma, to establish from time to time the number of shares to be included in such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof.

     The authority of the Board of Directors with respect to each series shall include, but not be limited to, determination of the following:

          (1) The number of shares constituting that series and the distinctive designation of that series;

          (2) The dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

          (3) Whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

          (4) Whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine;

          (5) Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

          (6) Whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

          (7) The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series; and

          (8) Any other relative rights, preferences and limitations of that series.

                                   DIVISION B

                  EXPRESS TERMS OF THE SPECIAL PREFERRED STOCK

     Section 1. The Special Preferred Stock may be issued from time to time in one or more series. Subject to the provisions of Section 2 of this Division, which provisions shall apply to all Special Preferred Stock, the Board of Directors is authorized to provide for the issuance of Special Preferred Stock in series and by filing a certificate pursuant to the applicable law of the State of Oklahoma, to establish from time to time the number of shares to be included in such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof.

     The authority of the Board of Directors with respect to each series shall include, but not be limited to, determination of the following:

          (1) The number of shares constituting that series and the distinctive designation of that series;

          (2) The dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

          (3) Whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

          (4) Whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine;

          (5) Whether or not the shares of that series will be redeemable, and, if no, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

          (6) Whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

          (7) The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and

          (8) Any other relative rights, preferences and limitations of that series.

     Section 2. The Special Preferred Stock shall be on a ranking junior to the Preferred Stock as to payment of dividends and as to distributions in the event of a voluntary or involuntary liquidation, dissolution or winding up of the corporation. Accordingly, holders of shares of Preferred Stock shall be entitled to receive dividends and distributions in priority to any dividends or distributions to holders of shares of Special Preferred Stock in accordance with the express terms of the Preferred Stock or any series thereof.

                                   DIVISION C

                        EXPRESS TERMS OF THE COMMON STOCK

     The Common Stock shall be subject to the express terms of the Preferred Stock and the Special Preferred Stock in any series thereof. The holders of the Common Stock voting together as one class shall have the sole and exclusive right to elect the directors of the Corporation, subject to any voting rights of any outstanding shares of Preferred Stock or Special Preferred Stock.

     Dividends on the Common Stock may be declared at or for such time and periods as the Board of Directors may from time to time, in its sole discretion, determine out of funds legally available therefor.

     In the event of a voluntary or involuntary winding up, distribution or liquidation of this Corporation, after distribution of any amounts distributable to holders of securities of the Corporation having a preference in liquidation, all funds, assets or property available for distribution shall be ratably paid and distributed among the holders of the issued and outstanding Common Stock.

     FIFTH. The bylaws may be adopted, altered, amended or repealed by the Board of Directors. Election of directors need not be by written ballot unless the bylaws so provide.

     SIXTH.  Whenever a  compromise  or  arrangement  is proposed  between  this
Corporation  and its  creditors,  or any  class  of  them  and/or  between  this
Corporation and its shareholders or any class of them, any court of equitable jurisdiction within the State of Oklahoma, on the application in a summary way of this Corporation or of any creditor or shareholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 1106 of Title 18 of the Oklahoma Statutes (Supp. 1986) or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of Section 1100 of Title 18 of the Oklahoma Statutes (Supp. 1986), may order a meeting of the creditors or class of creditor, and/or of the shareholders or class of shareholders of this Corporation, as the case may be, to be summoned in such manner as the court directs. If a majority in number representing three-fourths (3/4) in value of the creditors or class of creditors, and/or of the shareholders or class of shareholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, the compromise or arrangement and the reorganization, if sanctioned by the court to which the application has been made, shall be binding on all the creditors or class of creditors, and/or on all the shareholders or class of shareholders, of this Corporation, as the case may be, and also on this Corporation.

     SEVENTH: (1) To the fullest extent that the Oklahoma General Corporation Act as it existed on December 16, 1987 (the original date of filing with the Oklahoma Secretary of State of the Amended and Restated Certificate of Incorporation originally containing this Article SEVENTH) (the "Effective Date"), permits the limitation or elimination of the liability of directors, no director of this Corporation shall be liable to this Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director. No amendment to or repeal of this Article SEVENTH shall apply to or have any effect on the liability or alleged liability of any director of this Corporation for or with respect to any acts or omissions of such director occurring prior to the time of such amendment or repeal.

     (2) If the Oklahoma General Corporation Act is amended after the Effective Date to further limit or eliminate liability of this Corporation's directors for breach of fiduciary duty, then a director of this Corporation shall not be liable for any such breach to the fullest extent permitted by the Oklahoma General Corporation Act as so amended. If the Oklahoma General Corporation Act is amended after the Effective Date to increase or expand liability of this Corporation's directors for breach of fiduciary duty, no such amendment shall apply to or have any effect on the liability or alleged liability of any director of this Corporation for or with respect to any acts or omissions of such director occurring prior to the time of such amendment or otherwise adversely affect any right or protection of a director of this Corporation existing at the time of such amendment.

     EIGHTH: The provisions of this Article EIGHTH shall apply to any of the following transactions (hereinafter referred to as "Business Combinations"):

          (a) any merger, consolidation or reorganization of the Corporation or any significant subsidiary of the Corporation in any manner permitted by law with or into any Related Person; or

          (b) any sale, lease, mortgage, pledge, exchange or other disposition (in one transaction or series of related transactions) of all or substantially all of the assets of the Corporation or of any significant subsidiary of the Corporation to any Related Person, or

          (c) any sale, lease, mortgage, pledge, exchange or other disposition (in one transaction or a series of related transactions) by any Related Person to the Corporation or any subsidiary of the Corporation of any assets in exchange for voting securities (or securities, or options, warrants or rights to purchase voting securities or securities convertible into or exchangeable for voting securities) constituting 5% or more of the outstanding securities of the Corporation after such transaction; or

          (d) any reclassification of securities, recapitalization or other transaction which has the direct or indirect effect of increasing the voting power, whether or not then exercisable, of any Related Person; or

          (e) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of any Related Person.

A corporation, person or other entity which is the beneficial owner, directly or indirectly, of 5% or more of the total voting power of the outstanding voting securities of the Corporation is herein referred to as the "Related Person."

     Section 1. No Business Combination may be effected unless all of the following conditions, to the extent applicable, are fulfilled:

               (a) The Related Person shall not have acquired any voting securities, directly or indirectly, from the Corporation except in a Business Combination to which this Article did not apply or in a Business Combination to which this Article did apply and which satisfied all of the requirements of this Article.

               (b) After the time when the Related Person became the beneficial owner, directly or indirectly, of 5% or more of the total voting power of the outstanding voting securities of the Corporation, the Related Person shall not have (i) received the benefit, directly or indirectly, of any loans, advances, extensions of credit, guarantees, pledges or other financial assistance or tax benefits provided, directly or indirectly, by the Corporation, or (ii) made or caused to be made any major changes in the Corporation's business or equity capital structure without the unanimous approval of the directors of the Corporation then in office.

               (c) A proxy statement complying with the requirements of the Securities Exchange Act of 1934, or any similar or superseding federal statute, as at the time in effect (whether or not the provisions of such act or statute shall be applicable to the Corporation) shall be mailed to shareholders of the Corporation for the purpose of soliciting shareholder approval of the Business Combination and shall contain at the front thereof, in a prominent place, any recommendations as to the advisability (or inadvisability) of the Business Combination which any of the directors may choose to state and an opinion of a reputable investment banking firm stating that the terms of the Business Combination are fair from the point of view of both the Corporation and the shareholders of the Corporation other than any Related Person.

     Section 2. No Business Combination shall be effected unless it is approved at an annual meeting or a special meeting of the Corporation's shareholders called for that purpose. The affirmative vote in person or by proxy of the holders of not less than 80% of the voting power of all outstanding voting stock of the Corporation, voting as a single class, shall be required for approval of any such Business Combination.

     Section 3. For the purposes of this Article, any corporation, person or entity will be deemed to be the beneficial owner of any voting securities of the
Corporation:

               (a) which it owns directly, whether or not of record; or

               (b) which it has the right to acquire pursuant to any agreement or arrangement or understanding or upon exercise of conversion rights, exchange rights, warrants or options or otherwise; or

               (c) which are beneficially owned, directly or indirectly (including shares deemed to be owned through application of clause (b) above), by any 'affiliate' or 'associate' as those terms as defined in Rule 12b-2 of the General Rules and Regulations of the Securities and Exchange Commission adopted pursuant to the Securities Exchange Act of 1934 as in effect on the date hereof; or

               (d)  which  are  beneficially   owned,   directly  or  indirectly
          (including shares deemed owned through application of clause (b) above), by any other corporation, person or entity with which it or any of its 'affiliates' or 'associates' has any agreement or arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities of the Corporation.

     For the purposes only of determining whether a corporation, person or other entity owned beneficially, directly or indirectly, 5% or more of the total voting power of the outstanding voting securities of the Corporation, the outstanding voting securities of the Corporation will be deemed to include any voting securities that may be issuable pursuant to any agreement, arrangement or understanding or upon exercise of conversion rights, exchange rights, warrants, options or otherwise which are deemed to be beneficially owned by such corporation, person or other entity pursuant to the foregoing provisions of this
Section 3.

     Section 4. The provisions of this Article shall not apply to a Business Combination which (a) (i) does not change any voting security holder's percentage ownership of voting power in any successor of the corporation from the percentage of voting power beneficially owned by such holder in the Corporation, (ii) provides for the provisions of this Article, without any amendment, change, alteration or deletion, to apply to any successor to the Corporation, and (iii) does not transfer all or substantially all of the Corporation's assets other than to a wholly-owned subsidiary of the corporation; or (b) shall have been authorized by a majority of the Board of Directors of the Corporation prior to the time that the Related Person became the beneficial owner, directly or indirectly, of 5% or more of the total voting power of the outstanding voting securities of the Corporation.

     Section 5. The affirmative vote required by this Article will be in addition to the vote of the holders of any class or series of stock of the Corporation otherwise required by law, or this Certificate of Incorporation, or the resolution providing for the issuance of a class or series of stock which has been adopted by the Board of Directors, or any agreement between the Corporation and any national securities exchange.

     Section 6. The Board of Directors of the Corporation shall make all determinations pursuant to this Article, including, without limitation, (i) the amount of voting power beneficially owned directly or indirectly, by any corporation, person or entity, and (ii) the status of any corporation, person or entity as an affiliate or associate of another. Any such determination reasonably made in good faith by the Board of Directors on the basis of available information shall be conclusive and binding, and no director will have any liability to the Corporation, or any other corporation, person or entity by reason of any such determination so made.

     Section 7. This Article EIGHTH shall not be altered, amended or repealed, nor shall any provision inconsistent with this Article EIGHTH be adopted, except by the affirmative vote of at least eighty percent (80%) of the voting power of the outstanding voting stock of the Corporation, voting as a single class.

     NINTH:   Notwithstanding   anything   contained  in  the   Certificate   of
Incorporation or the Bylaws of the Corporation to the contrary:

     Section 1. Number, Election and Terms. The Board of Directors of the Corporation shall consist of not less than three nor more than twenty-four members with the exact number to be fixed from time to time by the Board of Directors. Upon the adoption of this Article NINTH, the directors shall be divided into three classes, designated Class A, Class B, and Class C, as nearly equal in number as possible, with the term of office of the Class C directors to expire at the 1988 annual meeting of shareholders, the term of office of the Class B directors to expire at the 1989 annual meeting of shareholders, and the term of office of the Class A directors to expire at the 1990 annual meeting of shareholders. At each meeting of shareholders following such initial classification and election, the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting of shareholders. Each director shall hold office until his successor is elected and qualified, or until his earlier resignation or removal.

     Section 2. Newly Created Directorships and Vacancies. Newly created directors resulting from any increase in the authorized number of directors and any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filled only by the affirmative vote of 80% of the directors then in office, although less than a quorum, and directors so chosen shall hold office for a term expiring at the annual meeting of shareholders at which the term of the class to which they have been elected expires and until his successor is elected and qualified.

     Section 3. Removal. At a meeting of shareholders or directors, as the case may be, called expressly for that purpose, any director, or the entire Board of Directors, may be removed from office at any time, with or without cause, by only by the affirmative vote of the holders of at least 80% of the outstanding shares of the Corporation then entitled to be voted in an election of directors or by the affirmative vote of at least two-thirds (2/3) of the directors then in office.

     Section 4. Amendment, Repeal, Etc. The affirmative vote of the holders of at least 80% of the outstanding shares of the Corporation then entitled to be voted in an election of directors shall be required to alter, amend or repeal, or to adopt any provision inconsistent with, this Article NINTH.

     TENTH. Except upon the affirmative vote of shareholders holding all the issued and outstanding shares of stock of the Corporation, no amendment to this Certificate of Incorporation may be adopted by the Corporation which would impose personal liability for the debts of the Corporation on the shareholders of the Corporation or which would amend, alter or repeal this Article TENTH or would adopt any provision inconsistent with this Article TENTH.

     ELEVENTH. The shareholders of the Corporation duly adopted the Amended and Restated Certificate of Incorporation originally containing this Article ELEVENTH (as filed with the Oklahoma Secretary of State on December 16, 1987) for the purpose of definitively providing that all provisions of the Oklahoma General Corporation Act will apply to the Corporation and its shareholders to the fullest extent, and that from and after the filing of such Amended and Restated Certificate with the Oklahoma Secretary of State the provisions of the Oklahoma Business Corporation Act and any and all rights, privileges or immunities thereunder shall be of no further force or effect with regard to the Corporation and its shareholders.

     TWELFTH. Subject to the limitations set forth in this Certificate of Incorporation, the Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon shareholders herein are granted subject to this reservation.

     IN  WITNESS  WHEREOF,   Pre-Paid  Legal  Services,  Inc.  has  caused  this
Certificate to be signed and attested by its duly authorized officers as of the 28th day of August, 2000.


ATTEST:                                      PRE-PAID LEGAL SERVICES, INC.

  /s/  Kathryn Walden                        By:   /s/  Harland C. Stonecipher
------------------------------------         ----------------------------------
Kathryn Walden, Secretary                          Harland C. Stonecipher,
                                                   Chairman
                                                   Chief Executive Officer





                                  EXHIBIT 10.7

                                STOCK OPTION PLAN
                                       OF
                          PRE-PAID LEGAL SERVICES, INC.
                        (as amended through May 29, 2003)

     1. Purpose. This Amended and Restated Stock Option Plan ("Plan") is intended as an incentive and to encourage stock ownership by certain key employees, officers and directors of Pre-Paid Legal Services, Inc. ("Corporation") and of its Subsidiaries (as hereinafter defined) in order to increase their proprietary interest in the Corporation's success.

     2. Administration. The Plan shall be administered by the Board of Directors of the Corporation, which shall determine the persons who shall participate in the Plan and the extent of their participation; provided, however, that the Board of Directors shall have the authority to appoint a committee of not less than two members of the Board ("Stock Option Committee") to administer the Plan and to make determinations concerning the granting of options thereunder. The interpretation and construction by the Board of any provisions of the Plan or any option granted under it and any determination by the Board or the Stock Option Committee pursuant to any provision of the Plan or any such option shall be final and conclusive.

     No member of the Board of Directors or the Stock Option Committee shall be liable for any action or determination made in good faith, and the members shall be entitled to indemnification and reimbursement in the manner provided in the Corporation's Certificate of Incorporation, or as otherwise permitted by law.

     3. Stock. The stock subject to the options and other provisions of the Plan shall be shares of the Corporation's authorized but unissued Common Stock or treasury stock, as determined by the Board of Directors. Subject to adjustment in accordance with the provisions of Subparagraph 6.6 hereof, the total number of shares of Common Stock of the Corporation on which options may be granted under the Plan shall not exceed in the aggregate 3,000,000 shares. In the event that any outstanding option under the Plan for any reason expires or is terminated prior to the end of the period during which options may be granted, the shares of Common Stock allocable to the unexercised portion of such option may again be subject to an option under the Plan.


     4. Terms and Conditions of Incentive Options. Options may be granted under this Plan which qualify as Incentive Stock Options ("Incentive Options") under
Section 422A of the Internal Revenue Code. Incentive Options granted pursuant to the Plan shall comply with and be subject to the following special terms and conditions:

     4.1 Eligibility. The individuals who shall be eligible to receive Incentive Stock Options under this Plan shall be such key employees (including officers and directors who are employees) of the Corporation, or of any corporation (hereinafter called a "Subsidiary") in which the Corporation has a proprietary interest by reason of stock ownership or otherwise, including any corporation in which the Corporation acquires a proprietary interest after the adoption of this Plan (but only if the Corporation owns, directly or indirectly, stock possessing not less than 50% of the total combined voting power of all classes of stock in the corporation), as the Board of Directors of the Corporation shall determine from time to time.

     4.2 Limitation on Aggregate Value of Shares Subject to Incentive Option. The aggregate fair market value (determined in accordance with Section 6.3) as of the date of the grant of shares with respect to which options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

     4.3 Limitation for Certain Shareholders. Any person who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Corporation or its Subsidiaries may not receive an Incentive Option under the Plan, unless at the time an option is granted to such person the option price is at lease one hundred ten percent (110%) of the fair value market value of the shares and the option is not exercisable after the expiration of five (5) years from the date of the grant. For purposes of this Section 4.3 a person shall be considered as owning the shares owned, directly or indirectly, by or for his brothers and sisters (whether in whole or half blood), spouse, ancestors, and lineal descendants, and the shares owned, directly or indirectly, by and for a corporation, partnership, estate or trust shall be considered as being owned proportionately by or for its shareholders, partners or beneficiaries.

     4.4 Term of Incentive Option. Each Incentive Option granted under the Plan shall not be exercisable more than 10 years from the date the option is granted.

     5. Terms and Conditions of Non-Incentive Options. In addition to Incentive Options, options not qualifying as Incentive Options may be granted under this Plan ("Non-Incentive Options"). Certain special terms and conditions apply to Non-Incentive Options, as set forth below:

     5.1 Eligibility. The individuals who shall be eligible for the grant of Non-Incentive Options shall be directors, officers and employees of the Corporation or any Subsidiary (as defined in Section 4.1 above) as the Board of Directors or the Stock Option Committee shall determine from time to time.

     5.2 Term of Option. Any Non-Incentive Option granted under the Plan shall be for a term as determined at the time of grant by the Board of Directors or the Stock Option Committee but not to exceed 15 years from the date of grant.

     6. Terms and Conditions for All Options. The following terms and conditions shall apply to all options granted under the Plan.

     6.1 Medium and Time of Payment. The option price shall be payable in United States Dollars upon the exercise of the option and may be paid in cash or by certified check, bank draft or money order payable to the order of the Corporation, or if so determined by the Board of Directors or the Stock Option Committee, the option price may be paid in property or in installment payments.

     6.2 Number of Shares. The option shall state the total number of shares to which it pertains.

     6.3 Option Price. The option price shall be determined by the Board of Directors or the Stock Option Committee but shall be not less than the fair market value of the shares of Common Stock of the Corporation on the date of the granting of the option. For this purpose, fair market value means the last sales price of the shares of Common Stock on any national securities exchange on which the shares are listed on the day on which such value is to be determined or, if no shares were traded on such day, on the next preceding day on which shares were traded, as reported by such exchange, by National Quotation Bureau, Inc. or other national quotation service. If the Common Stock is not listed on a national securities exchange, fair market value means the last sales price of the shares of Common Stock in the over-the-counter market on the date on which such vale is to be determined or, if no shares were traded on such day, on the next preceding day on which the shares were traded, as reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) or other national quotation service. If at any time shares of Common Stock are not traded on an exchange or in the over-the-counter market, fair market value shall be the value determined by the Board of Directors or the Stock Option Committee, taking into consideration those factors affecting or reflecting value which they deem appropriate. For purposes of determining the exercise price of any Incentive Option, fair market value shall in any event be determined in accordance with Section 422 of the Internal Revenue Code.

     6.4 Date of Exercise. Options shall be exercisable at the rate of 20% of the number of shares covered thereby per year beginning one year from the date of grant, unless otherwise provided by the Board of Directors or the Stock Option Committee at the time the option is granted. After becoming exercisable, the option may be exercised at any time and from time to time in whole or in part until termination of the option as set forth in Sections 4.5, 5.2 or 6.5.


     6.5 Termination of Employment; Death of Employee. In the event that an optionee's employment by the Corporation shall terminate, his option whether or not then exercisable shall terminate immediately; provided, however, that if the termination is not as a result of embezzlement, theft, other violation of law, or termination by the Corporation for cause, the optionee shall have the right to exercise his option (to the extent exercisable at the date of termination) at any time within 30 days after such termination; provided, further, that if any termination of employment is related to retirement with the consent of the Corporation the optionee shall have the right to exercise his option (to the extent exercisable up to the date of retirement) at any time within 3 months after such retirement; and provided, further, that if the optionee shall die while in the employment of the Corporation or within the period of time after termination of employment or retirement during which he was entitled to exercise his option as herein provided, his estate, personal representative, or beneficiary shall have the right to exercise his option (to the extent exercisable at the date of death) at any time within 12 months from the date of his death.

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

     6.6 Recapitalization. The aggregate number of shares of Common Stock on which options may be granted to persons participating under the Plan, the number of shares thereof covered by each outstanding option, and the price per share thereof in each such option, shall all be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock of the Corporation resulting from a subdivision or consolidation of shares or other capital adjustment, or the payment of a stock dividend or other increase or decrease in such shares, effected without receipt of consideration by the Corporation; provided, however, that any fractional shares resulting from any such adjustment shall be eliminated.

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

     6.7 Reorganization of Corporation. Subject to any required action by the stockholders, if the Corporation shall be the surviving or resulting corporation in any merger or consolidation which does not result in change of control of the Corporation, any option granted hereunder shall pertain to and apply to the securities to which a holder of the number of shares of Common Stock subject to the option would have been entitled. In the event of a dissolution or liquidation of the Corporation or a merger or consolidation in which the Corporation is not the surviving or resulting corporation or which results in a change in control of the Corporation, or a tender or exchange offer which results in a change in control of the Corporation, the Board of Directors or the Stock Option Committee shall determine: (i) whether all or any part of the unexercised portion of any option outstanding under the Plan shall terminate; (ii) whether the options hall become immediately exercisable; or (iii) whether such options may be exchanged for options covering securities of any surviving or resulting corporation, subject to the agreement of any such surviving or resulting corporation, on terms and conditions substantially similar to an option hereunder.

     6.8 Assignability. No option shall be assignable or transferable except by will or by the laws of descent and distribution. During the lifetime of an optionee, the option shall be exercisable only by him.

     6.9 Optionee's Agreement. If, at the time of the exercise of any option, it is necessary or desirable, in order to comply with any applicable laws or regulations relating to the sale of securities, that the optionee exercising the option shall agree that he will purchase the shares that are subject to the option for investment and not with any present intention to resell the same, the optionee will, upon the request of the Corporation, execute and deliver to the Corporation an agreement to such effect.

     6.10 Rights as a Stockholder. An optionee shall have no rights as a stockholder with respect to shares covered by his option until the date of the issuance of the shares to him and only after such shares are fully paid.

     6.11 Other Provisions. The option agreements authorized under the Plan may contain such other provisions as the Board of Directors shall deem advisable.

     7. Non Employee Director Options. Notwithstanding anything elsewhere in the Plan to the contrary, each person who is a member of the Board of Directors of the Corporation but who is not an employee of the Corporation (a "Non-Employee Director") shall be eligible for grants of stock options under the Plan in accordance with the provisions of this Section 7. The following provisions of this Section 7 shall apply to the granting of stock options to Non-Employee Directors.

     7.1 Grant of Options. Each individual who is a Non-Employee Director on December 12, 1995 shall receive an initial option grant to purchase 7,500 shares of the Common Stock of the Corporation. Each Non-Employee Director shall receive subsequent grants of stock options to purchase 10,000 shares of Common Stock on March 1st of each year commencing on March 1, 1996 and each year thereafter during the term of the Plan, subject to there being at the time of any such grant sufficient remaining shares of Common Stock available for awards under the Plan. No options shall be granted pursuant to this Section 7 after any date that the Non-Employee Director becomes employed by the Corporation or ceases to be a director of the Corporation. All stock options granted to the Non-Employee Directors shall consist of options that do not qualify as incentive stock options under the Internal Revenue Code.

     7.2 Purchase Price. The purchase price for each share placed under an option for a Non-Employee Director shall be equal to 100% of the fair market value of such share on the date the option is granted (as determined pursuant to Section 6.3 hereof).

     7.3 Vesting and Term.  Except as  otherwise  provided in Section 13 hereof,
     (i) the initial options to purchase 7,500 shares granted as of December 12, 1995 shall be fully vested and immediately exercisable on the date of grant and (ii) the options to purchase 10,000 shares to be granted as of March 1st of each year shall be fully vested and immediately exercisable as to 2,500 shares on the date of grant and shall vest and become exercisable in additional increments of 2,500 shares on June 1st, September 1st and December 1st in the year the option is granted; provided, however, that it shall be a condition to the vesting of each incremental portion of the option that the Non-Employee Director continue to be a Non-Employee Director of the Corporation through the applicable vesting date. The period during which a Non-Employee Director option may be exercised shall be five years from the date of grant, subject to earlier termination as provided in
     Section 7.5 below.

     7.4 Exercise of Options. Options granted pursuant to this Section 7, to the extent the option has vested and become exercisable, may be exercised in whole or in part from time to time by written notice to the Corporation accompanied by a certified or bank cashier's check payable to the Corporation for the aggregate purchase price of the number of shares being purchased.

     7.5 Removal for Cause; Death of Non-Employee Director. In the event that a Non-Employee Director is removed from the Board of Directors for cause in accordance with applicable law and the Certificate of Incorporation and By-Laws of the Corporation, options granted to such Non-Employee Director pursuant to this Section 7 shall terminate as of the date of such removal and the Non-Employee Director shall have no further rights to exercise any portion of such options. If a Non-Employee Director shall die while serving on the Board of Directors or within any period of time during which any options granted pursuant to this Section 7 are exercisable as provided herein, the Non-Employee Director's estate, personal representative, or beneficiary shall have the right to exercise the options (to the extent exercisable at the date of death) at any time within 12 months from the date of death. Notwithstanding any of the foregoing, in no event may an option granted pursuant to this Section 7 be exercised more than five years after the date of grant.

     7.6 Changes. All options granted to Non-Employee Directors shall be subject to the provisions of Section 6.6 ("Recapitalization") and Section 6.7 ("Reorganization of Corporation") hereof.

     8. Term of Plan. No stock option shall be granted pursuant to the Plan after December 12, 2012.

     9. Amendments. The Board of Directors may from time to time amend, alter, suspend, or discontinue the Plan or alter or amend (including decrease of option price by cancellation and substitution of options or otherwise) any and all option agreements granted thereunder; provided, however, that no such action of the Board of Directors may, without approval of the stockholders, alter the provisions of the Plan so as to (a) materially increase the benefits accruing to participants under the Plan; (b) materially increase the number of securities which may be issued under the Plan; or (c) materially modify the requirements as to eligibility for participation in the Plan; and provided, further, that no amendment may, without the consent of the optionee, affect any then outstanding options or unexercised portions thereof.

     10. No Obligation to Exercise Option. The granting of an option shall impose no obligation upon the optionee to exercise such an option.

     11. Registration under Securities Act of 1933. Provided that the Corporation is filing reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934 or has a class of equity securities registered pursuant to the Securities Exchange Act of 1934, the Corporation will use its best efforts to cause the Common Stock which may be acquired pursuant to the exercise of any option to be registered under the Securities Act of 1933.

     12. Stockholder Approval. The Plan (as previously amended and restated through May 29, 2003) has been submitted to and approved by the stockholders of the Corporation.




                                  EXHIBIT 10.13

                           AIRCRAFT PURCHASE AGREEMENT


     THIS AIRCRAFT PURCHASE AGREEMENT (this "Agreement") is entered into as of the 9th day of December 2004, by and between S&S Aviation LLC, a limited liability company organized and existing under the laws of Oklahoma, having offices at 2800 Airport Road, Hangar 1, Box 6, Ada, Oklahoma 74820 ("Seller"), and Pre-Paid Legal Services, Inc., a corporation organized and existing under the laws of Oklahoma ("Buyer"), having offices at One Pre-Paid Way, Ada, Oklahoma 74820.

                              W I T N E S S E T H :

     WHEREAS, Seller desires to sell the Aircraft (as hereinafter defined), and Buyer desires to purchase the Aircraft in accordance with the terms and conditions hereinafter set forth for the purpose of resale;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto hereby agree as follows:

                                    ARTICLE 1

                                   DEFINITIONS

     1.01 Definitions. As used in this Agreement:

     "Aircraft" shall mean one (1) used MU 300 model Mitsubishi Aircraft aircraft with manufacturer's serial number A024SA, and United States nationality and registration number N674AC (hereinafter referred to as the "Airframe"), together with the Engines and all Parts installed thereon.

     "Bill of Sale" shall mean a limited warranty Bill of Sale conveying title to the Aircraft to Buyer, substantially in the form of Exhibit A annexed hereto, duly executed by Seller and delivered to Buyer on or before the Closing Date.

     "Closing Date" shall mean November 30, or such other business day as the parties may mutually select, provided that the Seller is then in possession of the entire Purchase Price in immediately available funds, and a Bill of Sale and FAA Bill of Sale duly executed by Seller, all Uniform Commercial Code and FAA documents necessary to convey to Buyer title to the Aircraft free and clear of all Liens, and all other documents required to be delivered pursuant to Section 8.01.

     "Delivery" shall occur on the Closing Date when all conditions set forth in Sections 7.01 and 7.02 have been satisfied.

     "Engines" shall mean the JT15D-4D model Pratt and Whitney engines, bearing manufacturer's serial numbers PCE-70858 and PCE-71013, and all Parts installed thereon, installed on the Aircraft.

     "FAA"   shall  mean  the  United   States  of  America   Federal   Aviation
Administration, or any successor agency thereto.

     "FAA Bill of Sale" shall mean an FAA Bill of Sale (AC Form 8050-2) for aircraft conveying title to the Aircraft to Buyer.

     "Lien" or "Liens" shall mean each of any mortgage, pledge, lien, charge, encumbrance, security interest or lease (including any conditional sales agreement, equipment trust agreement or other title retention agreement).

     "Part" or "Parts" shall mean each of all appliances, parts, components, instruments, appurtenances, accessories, furnishings and other equipment or property of whatever nature (including, without limitation, avionics, radios and radar, but excluding the Engines and Airframe) which may from time to time be incorporated or installed in or attached to the Airframe or the Engines.

     "Purchase Price" shall mean a total of One Million Two Hundred Thirty Thousand Two Hundred United States Dollars (U.S. $1,230,200.00).

                                    ARTICLE 2

                             SUBJECT MATTER OF SALE

     2.01 The Purchase and Sale. Subject to the terms and conditions of this Agreement, Seller shall sell and deliver to Buyer, free and clear of all Liens, and Buyer shall purchase and accept Delivery from Seller of, the Aircraft and the Parts installed thereon. THE AIRCRAFT SHALL BE PURCHASED HEREUNDER AT DELIVERY ON AN "AS IS, WHERE IS" BASIS AND, EXCEPT FOR SELLER'S WARRANTY OF TITLE, SELLER MAKES NO WARRANTIES OR REPRESENTATIONS WITH RESPECT TO THE AIRCRAFT WHICH SHALL SURVIVE SALE AND DELIVERY. SELLER'S WARRANTY OF TITLE IS EXCLUSIVE, AND BUYER, CONCURRENTLY WITH THE SALE AND DELIVERY HEREUNDER OF THE AIRCRAFT, HEREBY WAIVES, RELEASES AND RENOUNCES ALL OTHER WARRANTIES, PATENT AND OTHER INDEMNITIES, OBLIGATIONS AND LIABILITIES OF SELLER OR ITS ASSIGNS AND ANY AND ALL RIGHTS, CLAIMS AND REMEDIES OF BUYER AGAINST SELLER OR ITS ASSIGNS, EXPRESS OR IMPLIED, ARISING BY LAW OR OTHERWISE WITH RESPECT TO ANY NON-CONFORMANCE OR DEFECT IN THE AIRCRAFT SO DELIVERED OR OTHER THINGS DELIVERED, FURNISHED, SOLD, OR TRANSFERRED UNDER THIS AGREEMENT, INCLUDING BUT NOT LIMITED TO (A) ANY IMPLIED WARRANTY ARISING FROM COURSE OF PERFORMANCE,
COURSE OF DEALING, OR USAGE OF TRADE, (B) ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PURPOSE, (C) ANY OBLIGATION OR LIABILITY WITH RESPECT TO ANY ACTUAL OR ALLEGED INFRINGEMENT OR SIMILAR MATTER, AND (D) ANY OBLIGATION, LIABILITY, RIGHT, CLAIM OR REMEDY FOR LOSS OR DAMAGE TO THE AIRCRAFT, FOR LOSS OF USE, REVENUE OR PROFIT WITH RESPECT TO THE AIRCRAFT, OR FOR ANY OTHER DIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES, ARISING FROM THE FOREGOING.

                                    ARTICLE 3

                           PURCHASE PRICE AND PAYMENT

     3.01 Purchase Price. Buyer shall pay Seller the Purchase Price for the Aircraft in full on the Closing Date upon accepting Delivery of the Aircraft.

                                    ARTICLE 4

                       DELIVERY, INSPECTION AND ACCEPTANCE

     4.01 Delivery. The Aircraft shall be delivered to Buyer on the Closing Date at such place as to which Buyer and Seller may agree.

     4.02 Inspection. Buyer has had or shall be given adequate opportunities to inspect the Aircraft in accordance with any manufacturer's inspection procedures for used aircraft and engines. Buyer's acceptance of Delivery of the Aircraft on the Closing Date shall confirm that Buyer is satisfied with the condition of the Aircraft and accepts such Delivery AS IS. Buyer is aware that the Aircraft is currently undergoing certain maintenance and overhaul anticipated to be completed in December 2004 (the "Ongoing Maintenance"). Buyer agrees that upon Delivery of the Aircraft, Buyer will assume all responsibility for the costs and expenses associated with the Ongoing Maintenance.

     4.03 Title and Risk of Loss. Title to the Aircraft shall be transferred from Seller to Buyer upon Delivery. Until such completion of Delivery, Seller shall bear all risk of loss, injury, or destruction or damage of the Aircraft and shall ensure that such risk is properly insured with a reputable insurance company. From and after Delivery, Buyer shall bear all risk of loss, injury, or destruction or damage of the Aircraft.

                                    ARTICLE 5

                 AIRCRAFT DOCUMENTATION: ACCEPTANCE CERTIFICATE

     5.01 Records.

          (a) At Delivery, Seller shall provide to Buyer all logs, manuals, certificates, data and inspection, modification and restoration records and other materials as are required by any governmental authority having jurisdiction over the Aircraft to be maintained in respect of the Aircraft (collectively, the "Aircraft Documentation").

          (b) Seller shall also provide all additional documentation, if any, necessary to effect the assignments provided by Article 9 hereof.

     5.02 Acceptance Certificate. Upon Delivery of the Aircraft in accordance with this Agreement, Buyer shall deliver to Seller a duly executed Acceptance Certificate in the form of Exhibit "B" hereto (with appropriate insertions).

                                    ARTICLE 6

                         REPRESENTATIONS AND WARRANTIES

     6.01  Seller's  Representations  and  Warranties.   Seller  represents  and
warrants to Buyer that:


          (a) At the time of Delivery of the Aircraft, Seller will have full legal and beneficial title to the Aircraft, together with full power and lawful authority to deliver the Aircraft to Buyer, and upon delivery of the Bill of Sale and FAA Bill of Sale to Buyer in accordance with Section 8.01, Seller shall have transferred full legal and beneficial title to the Aircraft to Buyer, free and clear of all Liens.

          (b) Seller is a limited liability company duly organized and validly existing and in good standing under the laws of the State of Oklahoma.

          (c) Seller has the corporate power to execute this Agreement.

          (d) The making, execution and performance of this Agreement by Seller has been duly authorized by all necessary corporate action, and will not violate, breach or contravene any provision of law or the articles of organization or the operating agreement of Seller, or any license or permit under which Seller conducts its business, and will not result in the breach of or constitute a default under any indenture, credit or loan agreement, mortgage or other instrument to which Seller is a party or by which Seller may be bound, and this Agreement constitutes a valid and binding obligation of Seller enforceable in accordance with its terms.

     6.02 Buyer's Representations and Warranties. Buyer represents and warrants to Seller that:


          (a) Buyer is a corporation duly organized and validly existing under the laws of the State of Oklahoma.

          (b) Buyer has the corporate power to execute this Agreement.

          (c) The making, execution and performance of this Agreement by Buyer has been duly authorized by all necessary corporate action, and will not violate, breach or contravene any provisions of law or the certificate of incorporation or the bylaws of Buyer, and will not result in the breach of or constitute a default under any indenture, credit or loan agreement, mortgage or other instrument to which Buyer is a party or by which Buyer may be bound, and this Agreement constitutes a valid and binding obligation of Buyer enforceable in accordance with its terms.

     6.03 Survival of Warranties. All representations and warranties of the parties contained in this Agreement shall be fully effective and true as of the Closing Date and shall survive Delivery of the Aircraft.

                                    ARTICLE 7

                              CONDITIONS PRECEDENT

     7.01 Conditions Precedent to Buyer's Obligations. The obligations of Buyer to consummate the transaction contemplated hereby are subject to and conditional upon the following conditions having been met (or waived by Buyer) on or before the Closing Date:

          (a) Buyer shall have  received  all  documents  referred to in Section
     8.01 hereof.

          (b) All representations and warranties of Seller made pursuant to this Agreement shall be true and correct as of the Closing Date.

     7.02  Conditions  Precedent to Seller's  Obligations.  The  obligations  of
Seller to consummate the transaction contemplated hereby is subject to and conditional upon the following conditions having been met (or waived by Seller) on or before the Closing Date:

          (a) Seller shall have received all the Purchase Price in accordance with Section 3.01.

          (b) Seller shall have received all documents required to be delivered by Buyer pursuant to Section 8.01.

                                    ARTICLE 8

                                     CLOSING

          8.01 Documents. On or before the Closing Date:

               (a) Except as otherwise provided in this Section 8.01(a), Seller shall deliver, or cause to be delivered, to Buyer the following:

                    (1) A Bill of Sale conveying to Buyer full right,  title and interest in and to the Aircraft and the FAA Bill of Sale conveying to Buyer full right, title and interest in the Aircraft, free and clear of all Liens.

                    (2) Releases,  satisfactions  and/or terminations of any and all Liens against the Aircraft.

                    (3) All Aircraft Documentation as set forth in Section 5.01, which shall be on board the Aircraft unless alternative delivery arrangements are agreed to by the parties.

          (b) Buyer shall prepare and deliver the following:

                    (1) An AC Form 8050-1 Aircraft Registration  Application for
               registration of the Aircraft in the name of the Buyer for filing with the FAA.

     8.02 Closing. On the Closing Date, Buyer shall deliver the Purchase Price. Upon receipt of the entire Purchase Price, Buyer shall record all documents delivered pursuant to Section 8.01 which are necessary to convey title to the Aircraft to Buyer, free and clear of all Liens, and Seller shall deliver all other documents described in Section 8.01(a) to Buyer. All transactions shall be deemed to have occurred on the Closing Date simultaneously. Upon Delivery and the filing of the FAA Bill of Sale and of the releases of all Liens on the Aircraft with the FAA Registration Office in Oklahoma City and any applicable state filing office, Buyer shall immediately deliver or cause to be delivered to Seller the Acceptance Certificate.

                                    ARTICLE 9

                            ASSIGNMENT OF WARRANTIES,
                  SERVICE LIFE POLICIES AND PATENT INDEMNITIES

     9.01 Seller's Assignment. Seller hereby assigns to Buyer as of Delivery, any and all existing assignable warranties, service life policies and patent indemnities of manufacturers and maintenance and overhaul agencies to or for Seller, of and for the Engines, the Airframe and/or the Aircraft. At Buyer's request, Seller shall give Buyer reasonable assistance in enforcing the rights of Buyer arising under such warranties, service life policies and patent indemnities, but Buyer shall reimburse Seller for the reasonable costs and expenses incurred by Seller in rendering such assistance. Upon request by Buyer, Seller shall give written notice to any such manufacturers or maintenance and overhaul agencies of the assignment of such warranties, service life policies and patent indemnities to Buyer. In the event any of the foregoing warranties, service life policies and patent indemnities are not assignable, Seller agrees to act as agent for and use its best efforts to obtain the benefits of such warranties, service life policies and patent indemnities for the benefit of Buyer.

                                   ARTICLE 10

                               TAXES AND EXPENSES

     10.01 Payment of Taxes. Buyer shall do all things necessary to obtain exemption from any and all taxes, excises, duties and assessments whatsoever, including, without limitation, sales, use and similar taxes arising solely out of the sale and delivery of the Aircraft in any manner levied, assessed or imposed by the any state, local or federal authority, and Buyer hereby agrees to indemnify Seller for any and all such taxes, excises, duties and assessments.

     10.02 Expenses.

          (a) Seller shall be responsible for paying Seller's broker's and attorney's fees for services in connection with the sale and transfer of ownership of the Aircraft.

          (b) Buyer shall be responsible for paying Buyer's broker's and attorney's fees for services in connection with the purchase and transfer of ownership of the Aircraft.

                                   ARTICLE 11

                             DESTRUCTION OF AIRCRAFT

     11.01. Loss or Damage to Aircraft Prior to Delivery. Should the Aircraft suffer a total or a constructive total loss prior to Delivery, the parties shall have no further liability to each other with respect to the sale and Delivery of the Aircraft.

                                   ARTICLE 12

                                  MISCELLANEOUS

     12.01 Assignment. This Agreement, and the rights and obligations created hereunder, shall not be assignable or delegable by either party hereto without the prior written consent of the other party. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the parties, their respective successors and assigns.

     12.02 Headings. The headings used herein are for convenience only and shall not be considered part of any Article for purposes of construing provisions hereof.

     12.03 Notices and Requests. All notices and other communications authorized hereunder shall, except where specifically provided otherwise, be given in writing either by personal delivery to an officer of the party to whom notice is given, or by registered or certified mail, return receipt requested, or by telecopier, and the date upon which any such notice is so personally delivered (or if the notice is given by registered or certified mail, or by telecopier, the date upon which it is received by the addressee) shall be deemed to be the date of such notice, irrespective of the date appearing therein.

                  Buyer shall be addressed:
                           Pre-Paid Legal Services, Inc.
                           One Pre-Paid Way
                           Ada, Oklahoma  74820
                           Attention:.......Randy Harp

                  Seller shall be addressed:
                           S&S Aviation LLC
                           2800 Airport Road, Hangar 1, Box 6
                           Ada, Oklahoma  74820
                           Attention: ......Harland Stonecipher

     12.04 Entire Agreement. This Agreement supersedes all previous discussions, negotiations and communications and constitutes the entire agreement between the parties with respect to the subject matter hereof and shall not in any manner be supplemented, amended or modified except by a written instrument executed on behalf of the parties by their duly authorized representatives and executed on or after the date hereof.

     12.05 Governing Law. This Agreement shall be construed and determined in accordance with the laws of the State of Oklahoma.

     12.06 Payments. All payments due and owing hereunder shall be made in immediately available funds without any deduction for any counterclaim or setoff.

     12.07 Execution in Counterparts. This Agreement may be executed in counterparts, each of which shall constitute an original document.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.

SELLER:                                            BUYER:

S&S AVIATION LLC                                  PRE-PAID LEGAL SERVICES, INC.

By:      /s/ Harland C. Stonecipher               By:      /s/ Randy Harp
         ---------------------------              --------------------------
Name:    Harland Stonecipher                      Name:    Randy Harp
Title:   Manager                                  Title: Chief Operating Officer

and

By:      /s/ Wilburn L. Smith
         -----------------------------------
Name:    Wilburn Smith
Title:   Manager

                                    EXHIBIT A

                              WARRANTY BILL OF SALE

     For $1.00 and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, S&S Aviation LLC ("Seller") has bargained, sold, conveyed, transferred and delivered and by these presents does bargain, sell, convey, transfer and deliver to Pre-Paid Legal Services, Inc. ("Buyer") the MU 300 model Mitsubishi Aircraft aircraft with manufacturer's serial number A024SA and United States nationality and registration number N674AC, including the JT15D-4D model Pratt and Whitney aircraft engines with manufacturer's serial numbers PCE-70858 and PCE-71013; (ii) all data, records, manuals, aircraft and maintenance log books, and manufacturer's customer bulletins relating thereto; and (iii) all instruments, accessories, parts, fittings, special tools and equipment installed thereon or related thereto (all of the foregoing is hereinafter collectively referred to as the "Aircraft"). The terms of sale for the Aircraft are set forth in the Aircraft Purchase Agreement dated November __, 2004, between Seller and Buyer, and are incorporated herein by reference.

     Seller hereby warrants that at the time of transfer of title to the Aircraft hereunder, Seller has good, legal and beneficial title to the Aircraft, free and clear of all mortgages, claims, liens, charges, encumbrances, security interests, leases and other rights of others, and that Seller will warrant and defend such title against the claims and demands of all persons.

     This Warranty Bill of Sale shall be governed by the laws of the State of Oklahoma.

     IN WITNESS WHEREOF, Seller has caused this Warranty Bill of Sale to be executed and delivered to Buyer this ___ day of ___________, 2004.



                            S&S AVIATION LLC

                            By:      /s/ Harland C. Stonecipher
                            -----------------------------------
                            Name: Harland Stonecipher
                            Title:   Manager

                                      and

                            By:      /s/ Wilburn L. Smith
                            -----------------------------------
                            Name:    Wilburn Smith
                            Title:   Manager








                                    EXHIBIT B


ACCEPTANCE CERTIFICATE

Place of Delivery:  ______________________________

Date of Delivery:  _______________________________

Time of Delivery:  _______________________________

     Received from S&S Aviation LLC ("Seller"), at the time and place set forth above, in accordance with and subject to the Aircraft Purchase Agreement dated December 9th, 2004,between Seller and Pre-Paid Legal Services, Inc. ("Buyer").

     One MU 300 model Mitsubishi Aircraft aircraft with manufacturer's serial number A024SA and United States nationality and registration number N674AC, including the JT15D-4D model Pratt and Whitney aircraft engines with manufacturer's serial numbers PCE-70858 and PCE-71013 (the "Aircraft").

     The undersigned is authorized by Buyer to accept delivery of the Aircraft, and hereby accepts it on behalf of Buyer.

     IN  WITNESS   WHEREOF,   Buyer  and  Seller  have  caused  this  Acceptance
Certificate to be executed by their duly authorized representatives this 9th day of December, 2004.

Aircraft Delivered by:                        Aircraft Received and Accepted by:

S&S AVIATION LLC                              PRE-PAID LEGAL SERVICES, INC.



By:   /s/ Harland C. Stonecipher                  By:       /s/ Randy Harp
         -----------------------                 ----------------------------
Name:    Harland C. Stonecipher                     Name:     Randy Harp
Title:                                              Title:
         -----------------------                          -------------------





                                  EXHIBIT 10.14

                           AIRCRAFT PURCHASE AGREEMENT


     THIS AIRCRAFT PURCHASE AGREEMENT (this "Agreement") is entered into as of the 9th day of December, 2004, by and between Harland C. Stonecipher and/or Shirley A. Stonecipher and Stonecipher Aviation LLC, a limited liability company organized and existing under the laws of Oklahoma, having offices at Rt. 1 Box 39, Centrahoma, Oklahoma 74534 (collectively, "Seller"), and Pre-Paid Legal Services, Inc., a corporation organized and existing under the laws of Oklahoma ("Buyer"), having offices at One Pre-Paid Way, Ada, Oklahoma 74820.

                              W I T N E S S E T H :

     WHEREAS, Seller desires to sell the Aircraft (as hereinafter defined), and Buyer desires to purchase the Aircraft in accordance with the terms and conditions hereinafter set forth for the purpose of resale;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto hereby agree as follows:

                                    ARTICLE 1

                                   DEFINITIONS

     1.01 Definitions. As used in this Agreement:


     "Aircraft" shall mean one (1) used 200-Super King Air model Beech Aircraft Company aircraft with manufacturer's serial number BB-711, and United States nationality and registration number N1162V and hereinafter referred to as the "Airframe", together with the Engines and all Parts installed thereon.

     "Bill of Sale" shall mean a limited warranty Bill of Sale conveying title to the Aircraft to Buyer, substantially in the form of Exhibit A annexed hereto, duly executed by Seller and delivered to Buyer on or before the Closing Date.

     "Closing Date" shall mean November 30, or such other business day as the parties may mutually select, provided that the Seller is then in possession of the entire Purchase Price in immediately available funds, and a Bill of Sale and FAA Bill of Sale duly executed by Seller, all Uniform Commercial Code and FAA documents necessary to convey to Buyer title to the Aircraft free and clear of all Liens, and all other documents required to be delivered pursuant to Section 9.01.

     "Delivery" shall occur on the Closing Date when all conditions set forth in Sections 8.01 and 8.02 have been satisfied.

     "Engines" shall mean the PT6A-41 model Pratt and Whitney engines, bearing manufacturer's serial numbers PCE-81679 and PCE-81683, and all Parts installed thereon, installed on the Aircraft.

     "FAA"   shall  mean  the  United   States  of  America   Federal   Aviation
Administration, or any successor agency thereto.

     "FAA Bill of Sale" shall mean an FAA Bill of Sale (AC Form 8050-2) for aircraft conveying title to the Aircraft to Buyer.

     "Lien" or "Liens" shall mean each of any mortgage, pledge, lien, charge, encumbrance, security interest or lease (including any conditional sales agreement, equipment trust agreement or other title retention agreement).

     "Part" or "Parts" shall mean each of all appliances, parts, components, instruments, appurtenances, accessories, furnishings and other equipment or property of whatever nature (including, without limitation, avionics, radios and radar, but excluding the Engines and Airframe) which may from time to time be incorporated or installed in or attached to the Airframe or the Engines.

     "Purchase Price" shall mean a total of One Million Eighty Three Thousand Three Hundred Fifty Five United States Dollars (U.S. $1,083,355.00).

                                    ARTICLE 2

                             SUBJECT MATTER OF SALE

     2.01 The Purchase and Sale. Subject to the terms and conditions of this Agreement, Seller shall sell and deliver to Buyer, free and clear of all Liens, and Buyer shall purchase and accept Delivery from Seller of, the Aircraft and the Parts installed thereon. THE AIRCRAFT SHALL BE PURCHASED HEREUNDER AT DELIVERY ON AN "AS IS, WHERE IS" BASIS AND, EXCEPT FOR SELLER'S WARRANTY OF TITLE CONTAINED IN SECTION 7.01(a) AND IN THE BILL OF SALE AND THE PROVISIONS OF
SECTION 5.01, SELLER MAKES NO WARRANTIES OR REPRESENTATIONS WITH RESPECT TO THE AIRCRAFT WHICH SHALL SURVIVE SALE AND DELIVERY. SELLER'S WARRANTY OF TITLE SET FORTH IN SECTION 7.01(a) IS EXCLUSIVE AND BUYER, CONCURRENTLY WITH THE SALE AND DELIVERY HEREUNDER OF THE AIRCRAFT, EXCEPT FOR THE PROVISIONS OF SECTION 5.01, HEREBY WAIVES, RELEASES AND RENOUNCES ALL OTHER WARRANTIES, PATENT AND OTHER INDEMNITIES, OBLIGATIONS AND LIABILITIES OF SELLER OR ITS ASSIGNS AND ANY AND ALL RIGHTS, CLAIMS AND REMEDIES OF BUYER AGAINST SELLER OR ITS ASSIGNS, EXPRESS OR IMPLIED, ARISING BY LAW OR OTHERWISE WITH RESPECT TO ANY NON-CONFORMANCE OR DEFECT IN THE AIRCRAFT SO DELIVERED OR OTHER THINGS DELIVERED, FURNISHED, SOLD, OR TRANSFERRED UNDER THIS AGREEMENT, INCLUDING BUT NOT LIMITED TO (A) ANY IMPLIED WARRANTY ARISING FROM COURSE OF PERFORMANCE, COURSE OF DEALING, OR USAGE OF TRADE, (B) ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PURPOSE, (C) ANY OBLIGATION OR LIABILITY WITH RESPECT TO ANY ACTUAL OR ALLEGED INFRINGEMENT OR SIMILAR MATTER, AND (D) ANY OBLIGATION, LIABILITY, RIGHT, CLAIM OR REMEDY FOR LOSS OR DAMAGE TO THE AIRCRAFT, FOR LOSS OF USE, REVENUE OR PROFIT WITH RESPECT TO THE AIRCRAFT, OR FOR ANY OTHER DIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES, ARISING FROM THE FOREGOING.

                                    ARTICLE 3

                           PURCHASE PRICE AND PAYMENT

     3.01 Purchase Price. Buyer shall pay Seller the Purchase Price for the Aircraft in full on the Closing Date upon accepting Delivery of the Aircraft.

                                    ARTICLE 4

                       DELIVERY, INSPECTION AND ACCEPTANCE

     4.01 Delivery. The Aircraft shall be delivered to Buyer on the Closing Date at such place as to which Buyer and Seller may agree.

     4.02 Inspection. Buyer has had or shall be given adequate opportunities to inspect the Aircraft in accordance with any manufacturer's inspection procedures for used aircraft and engines. Buyer's acceptance of Delivery of the Aircraft on the Closing Date shall confirm that Buyer is satisfied with the condition of the Aircraft and accepts such Delivery AS IS.

     4.03 Title and Risk of Loss. Title to the Aircraft shall be transferred from Seller to Buyer upon Delivery. Until such completion of Delivery, Seller shall bear all risk of loss, injury, or destruction or damage of the Aircraft and shall ensure that such risk is properly insured with a reputable insurance company. From and after Delivery, Buyer shall bear all risk of loss, injury, or destruction or damage of the Aircraft.

                                    ARTICLE 5

                              CONDITION OF AIRCRAFT

     5.01 Delivery Condition Criteria. At Delivery: (i) the Aircraft shall have installed thereon the Engines and all Parts which were installed thereon as of the date of this Agreement, (or replacements for such Parts having like value and utility), and such Parts shall be functional within FAA guidelines or, if no such guidelines exist, applicable published industry tolerances; (ii) the Aircraft shall have a currently effective Certificate of Airworthiness issued by the FAA and, in any event shall be in such state of maintenance and repair as to qualify for a Certificate of Airworthiness issued by the FAA; (iii) the Aircraft shall be suitable for operation under Part 91 of the Federal Aviation
Regulations and shall comply with all outstanding FAA regulations or other mandatory maintenance directives, including Chapter V corrosion inspection requirements, airworthiness directives or other instructions or others requiring compliance; (iv) the Aircraft shall be free and clear of all Liens and rights of others; and (v) the Aircraft shall have been configured and equipped as it is configured and equipped on the date of this Agreement.

                                    ARTICLE 6

                 AIRCRAFT DOCUMENTATION: ACCEPTANCE CERTIFICATE

     6.01 Records.

          (a) At Delivery, Seller shall provide to Buyer all logs, manuals, certificates, data and inspection, modification and restoration records and other materials as are required by any governmental authority having jurisdiction over the Aircraft to be maintained in respect of the Aircraft (collectively, the "Aircraft Documentation").

          (b) Seller shall also provide all additional documentation, if any, necessary to effect the assignments provided by Article 10 hereof.

     6.02 Acceptance Certificate. Upon Delivery of the Aircraft in accordance with this Agreement, Buyer shall deliver to Seller a duly executed Acceptance Certificate in the form of Exhibit "B" hereto (with appropriate insertions).

                                    ARTICLE 7

                         REPRESENTATIONS AND WARRANTIES

     7.01  Seller's  Representations  and  Warranties.   Seller  represents  and
warrants to Buyer that:

          (a) At the time of Delivery of the Aircraft, Seller will have full legal and beneficial title to the Aircraft, together with full power and lawful authority to deliver the Aircraft to Buyer, and upon delivery of the Bill of Sale and FAA Bill of Sale to Buyer in accordance with Section 9.01, Seller shall have transferred full legal and beneficial title to the Aircraft to Buyer, free and clear of all Liens.

          (b) Seller is a limited liability company duly organized and validly existing and in good standing under the laws of the State of Oklahoma.

          (c) Seller has the corporate power to execute this Agreement.

          (d) The making, execution and performance of this Agreement by Seller has been duly authorized by all necessary corporate action, and will not violate, breach or contravene any provision of law or the articles of organization or the operating agreement of Seller, or any license or permit under which Seller conducts its business, and will not result in the breach of or constitute a default under any indenture, credit or loan agreement, mortgage or other instrument to which Seller is a party or by which Seller may be bound, and this Agreement constitutes a valid and binding obligation of Seller enforceable in accordance with its terms.

          (e) At Delivery, the Aircraft is possessed of all Parts installed thereon as of the date of this Agreement (or replacements for such Parts of equal value and utility) and complies with the provisions of Section 5.01.

     7.02 Buyer's Representations and Warranties. Buyer represents and warrants to Seller that:

          (a) Buyer is a corporation duly organized and validly existing under the laws of the State of Oklahoma.

          (b) Buyer has the corporate power to execute this Agreement.

          (c) The making, execution and performance of this Agreement by Buyer has been duly authorized by all necessary corporate action, and will not violate, breach or contravene any provisions of law or the certificate of incorporation or the bylaws of Buyer, and will not result in the breach of or constitute a default under any indenture, credit or loan agreement, mortgage or other instrument to which Buyer is a party or by which Buyer may be bound, and this Agreement constitutes a valid and binding obligation of Buyer enforceable in accordance with its terms.

     7.03 Survival of Warranties. All representations and warranties of the parties contained in this Article 7 shall be fully effective and true as of the Closing Date and shall survive Delivery of the Aircraft, except for Seller's representation in Section 7.01(e) which shall be true as of the Closing Date but shall not survive such Closing Date.

                                    ARTICLE 8

                              CONDITIONS PRECEDENT

     8.01 Conditions Precedent to Buyer's Obligations. The obligations of Buyer to consummate the transaction contemplated hereby are subject to and conditional upon the following conditions having been met (or waived by Buyer) on or before the Closing Date:

          (a) Buyer shall have  received  all  documents  referred to in Section
     9.01 hereof.

          (b) All representations and warranties of Seller made pursuant to this Agreement shall be true and correct as of the Closing Date.

     8.02  Conditions  Precedent to Seller's  Obligations.  The  obligations  of
Seller to consummate the transaction contemplated hereby is subject to and conditional upon the following conditions having been met (or waived by Seller) on or before the Closing Date:

          (a) Seller shall have received all the Purchase Price in accordance with Section 3.01.

          (b) Seller shall have received all documents required to be delivered by Buyer pursuant to Section 9.

                                    ARTICLE 9

                                     CLOSING

     9.01 Documents. On or before the Closing Date:

          (a) Except as otherwise provided in this Section 9.01(a), Seller shall deliver, or cause to be delivered, to Buyer the following:

                    (1) A Bill of Sale conveying to Buyer full right,  title and interest in and to the Aircraft and the FAA Bill of Sale conveying to Buyer full right, title and interest in the Aircraft, free and clear of all Liens.

                    (2) A current  standard  FAA  Certificate  of  Airworthiness which shall be on board the Aircraft.

                    (3) Releases,  satisfactions  and/or terminations of any and all Liens against the Aircraft.

                    (4) All Aircraft Documentation as set forth in Section 6.01, which shall be on board the Aircraft unless alternative delivery arrangements are agreed to by the parties.

          (b) Buyer shall prepare and deliver the following:

                    (1) An AC Form 8050-1 Aircraft Registration  Application for
               registration of the Aircraft in the name of the Buyer for filing with the FAA.

     9.02 Closing. On the Closing Date, Buyer shall deliver the Purchase Price. Upon receipt of the entire Purchase Price, Buyer shall record all documents delivered pursuant to Section 9.01 which are necessary to convey title to the Aircraft to Buyer, free and clear of all Liens, and Seller shall deliver all other documents described in Section 9.01(a) to Buyer. All transactions shall be deemed to have occurred on the Closing Date simultaneously. Upon Delivery and the filing of the FAA Bill of Sale and of the releases of all Liens on the Aircraft with the FAA Registration Office in Oklahoma City and any applicable state filing office, Buyer shall immediately deliver or cause to be delivered to Seller the Acceptance Certificate.

                                   ARTICLE 10

                            ASSIGNMENT OF WARRANTIES,
                  SERVICE LIFE POLICIES AND PATENT INDEMNITIES

     10.01 Seller's Assignment. Seller hereby assigns to Buyer as of Delivery, any and all existing assignable warranties, service life policies and patent indemnities of manufacturers and maintenance and overhaul agencies to or for Seller, of and for the Engines, the Airframe and/or the Aircraft. At Buyer's request, Seller shall give Buyer reasonable assistance in enforcing the rights of Buyer arising under such warranties, service life policies and patent indemnities, but Buyer shall reimburse Seller for the reasonable costs and expenses incurred by Seller in rendering such assistance. Upon request by Buyer, Seller shall give written notice to any such manufacturers or maintenance and overhaul agencies of the assignment of such warranties, service life policies and patent indemnities to Buyer. In the event any of the foregoing warranties, service life policies and patent indemnities are not assignable, Seller agrees to act as agent for and use its best efforts to obtain the benefits of such warranties, service life policies and patent indemnities for the benefit of Buyer.

                                   ARTICLE 11

                               TAXES AND EXPENSES

     11.01 Payment of Taxes. Buyer shall pay any and all taxes, excises, duties and assessments whatsoever, including, without limitation, sales, use and similar taxes arising solely out of the sale and delivery of the Aircraft in any manner levied, assessed or imposed by the any state, local or federal authority, other than any income tax of Seller or Seller's owners, and Buyer hereby agrees to indemnify Seller for any and all such taxes, excises, duties and assessments.

     11.02 Expenses.

          (a) Seller shall be responsible for paying Seller's broker's and attorney's fees for services in connection with the sale and transfer of ownership of the Aircraft.

          (b) Buyer shall be responsible for paying Buyer's broker's and attorney's fees for services in connection with the purchase and transfer of ownership of the Aircraft.

                                   ARTICLE 12

                             DESTRUCTION OF AIRCRAFT

     12.01. Loss or Damage to Aircraft Prior to Delivery. Should the Aircraft suffer a total or a constructive total loss prior to Delivery, the parties shall have no further liability to each other with respect to the sale and Delivery of the Aircraft.

                                   ARTICLE 13

                                  MISCELLANEOUS

     13.01 Assignment. This Agreement, and the rights and obligations created hereunder, shall not be assignable or delegable by either party hereto without the prior written consent of the other party. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the parties, their respective successors and assigns.

     13.02 Headings. The headings used herein are for convenience only and shall not be considered part of any Article for purposes of construing provisions hereof.

     13.03 Notices and Requests. All notices and other communications authorized hereunder shall, except where specifically provided otherwise, be given in writing either by personal delivery to an officer of the party to whom notice is given, or by registered or certified mail, return receipt requested, or by telecopier, and the date upon which any such notice is so personally delivered (or if the notice is given by registered or certified mail, or by telecopier, the date upon which it is received by the addressee) shall be deemed to be the date of such notice, irrespective of the date appearing therein.

                  Buyer shall be addressed:

                           Pre-Paid Legal Services, Inc.
                           One Pre-Paid Way
                           Ada, Oklahoma  74820
                           Attention:       Randy Harp

                  Seller shall be addressed:

                           Stonecipher Aviation LLC
                           Rt. 1, Box 39
                           Centrahoma, Oklahoma  74534
                           Attention:       Harland Stonecipher

     13.04 Entire Agreement. This Agreement supersedes all previous discussions, negotiations and communications and constitutes the entire agreement between the parties with respect to the subject matter hereof and shall not in any manner be supplemented, amended or modified except by a written instrument executed on behalf of the parties by their duly authorized representatives and executed on or after the date hereof.

     13.05 Governing Law. This Agreement shall be construed and determined in accordance with the laws of the State of Oklahoma.

     13.06 Payments. All payments due and owing hereunder shall be made in immediately available funds without any deduction for any counterclaim or setoff.

     13.07 Execution in Counterparts. This Agreement may be executed in counterparts, each of which shall constitute an original document.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.


SELLER:                                              BUYER:

STONECIPHER AVIATION LLC                    PRE-PAID LEGAL SERVICES, INC.


By:   /s/ Harland C. Stonecipher            By:   /s/ Randy Harp
         ---------------------------            --------------------------
Name:    Harland C. Stonecipher                 Name:    Randy Harp
Title:                                          Title:   Chief Operating Officer
        ----------------------------


/s/ Harland C. Stonecipher
--------------------------
    Harland C Stonecipher


/s/ Shirley A. Stonecipher
--------------------------
    Shirley A. Stonecipher






                                       114

                                    EXHIBIT A

                              WARRANTY BILL OF SALE

     For $1.00 and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Stonecipher Aviation LLC ("Seller") has bargained, sold, conveyed, transferred and delivered and by these presents does bargain, sell, convey, transfer and deliver to Pre-Paid Legal Services, Inc. ("Buyer") the 200-Super King Air model Beech Aircraft Company aircraft with manufacturer's serial number BB-711 and United States nationality and registration number N1162V, including the PT6A-41 model Pratt and Whitney aircraft engines with manufacturer's serial numbers PCE-81679 and PCE-81683;
(ii) all data, records, manuals, aircraft and maintenance log books, and manufacturer's customer bulletins relating thereto; and (iii) all instruments, accessories, parts, fittings, special tools and equipment installed thereon or related thereto (all of the foregoing is hereinafter collectively referred to as the "Aircraft"). The terms of sale for the Aircraft are set forth in the Aircraft Purchase Agreement dated December __, 2004, between Seller and Buyer, and are incorporated herein by reference.

     Seller hereby warrants that at the time of transfer of title to the Aircraft hereunder, Seller has good, legal and beneficial title to the Aircraft, free and clear of all mortgages, claims, liens, charges, encumbrances, security interests, leases and other rights of others, and that Seller will warrant and defend such title against the claims and demands of all persons.

     This Warranty Bill of Sale shall be governed by the laws of the State of Oklahoma.

     IN WITNESS WHEREOF, Seller has caused this Warranty Bill of Sale to be executed and delivered to Buyer this ___ day of December, 2004.



                            STONECIPHER AVIATION LLC


                            By:      /s/ Harland C. Stonecipher
                               --------------------------------------------
                                     Name:    Harland C. Stonecipher
                                     Title:
                                              ------------------------------


                                              /s/ Harland C. Stonecipher
                                              --------------------------
                                              Harland C Stonecipher


                                              /s/ Shirley A. Stonecipher
                                              --------------------------
                                              Shirley A. Stonecipher





                                    EXHIBIT B


                             ACCEPTANCE CERTIFICATE

Place of Delivery:  ______________________________

Date of Delivery:  _______________________________

Time of Delivery:  _______________________________

     Received from Stonecipher Aviation LLC ("Seller"), at the time and place set forth above, in accordance with and subject to the Aircraft Purchase Agreement dated December 9, 2004, between Seller and Pre-Paid Legal Services, Inc. ("Buyer").

     One 200-Super King Air model Beech Aircraft Company aircraft with manufacturer's serial number BB-711, FAA Registration Number N1162V, equipped with PT6A-41 model Pratt and Whitney aircraft engines with manufacturer's serial numbers PCE-81679 and PCE-81683 (the "Aircraft").

     The undersigned is authorized by Buyer to accept delivery of the Aircraft, and hereby accepts it on behalf of Buyer.

     IN  WITNESS   WHEREOF,   Buyer  and  Seller  have  caused  this  Acceptance
Certificate to be executed by their duly authorized representatives this 9th day of December, 2004.

Aircraft Delivered by:              Aircraft Received and Accepted by:

STONECIPHER AVIATION LLC                           PRE-PAID LEGAL SERVICES, INC.


By:    /s/ Harland C. Stonecipher                  By:  /s/ Randy Harp
         ---------------------------                  --------------------------
Name:  Harland C. Stonecipher                           Name:    Randy Harp
Title:                                                 Title:
         ---------------------------                         -------------------


/s/ Harland C. Stonecipher
--------------------------
    Harland C Stonecipher


/s/ Shirley A. Stonecipher
---------------------------
    Shirley A. Stonecipher





                                  EXHIBIT 10.15


                       Assignment and Assumption of Lease


     ASSIGNMENT AND ASSUMPTION OF LEASE (this "Agreement"), entered into as of effective as of December __, 2004 by and among Harland C. and Shirley Stonecipher (collectively, "Assignor"), Pre-Paid Legal Services, Inc. ("Assignee"), and Ada Public Works Authority ("Landlord"). Assignor, Assignee and Landlord are referred to collectively herein as the "Parties."

                                   WITNESSETH:

     WHEREAS, Assignor, as "Lessee," and Landlord, as "Lessor," are parties to that lease dated October 27, 1997 (the "Lease"), presently covering a hangar facility (the "Premises") located at the Ada Municipal Airport; and

     WHEREAS, the Parties mutually desire (a) that Assignor assign all of its right, title and interest in, under and to the Lease to Assignee, and (b) that Landlord consent to the assignment contemplated hereby, all on the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the mutual covenants contained herein and other valuable consideration, the receipt and adequacy of which are expressly acknowledged, the Parties agree as follows:

     Effective Date. For all purposes under this Agreement, the term "Effective Date" shall mean the date hereof.

     Assignment and Assumption.

          (a) Effective as of the Effective Date, Assignor hereby assigns, transfers and sets over unto Assignee all of Assignor's right, title and interest in, under and to (i) the Lease. Assignor will deliver possession of the Premises to Assignee on the Effective Date.

          (b) Assignee hereby accepts the foregoing assignment and hereby agrees to perform all of the terms and conditions of the Lease to be performed on the part of Assignor and assumes all of the liabilities and obligations of Assignor under the Lease, as amended hereby, arising or accruing on or after the Effective Date, including, without limitation, liability for the payment of rent and for the due performance of all the terms, covenants and conditions of the tenant pursuant to the Lease as amended hereby.

     Consent to Assignment.  Effective as of the Effective Date, Landlord hereby
(a) consents to the assignment effected hereby, (b) agrees to recognize Assignee as the tenant under the Lease and thereby establish direct privity of estate and privity of contract with Assignee, and (c) releases Assignor for any obligations under the Lease after the Effective Date.


     Miscellaneous.

     Headings. The section headings used herein are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

     Governing law. This Agreement shall be governed by and construed in accordance with the laws of the State of Oklahoma.

     Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


LANDLORD:
Ada Public Works Authority

By: /s/ Darrell Nemecek
    --------------------
Name: Darrell Nemecek
Title:   Mayor/Chairman


ASSIGNOR:

/s/ Harland C. Stonecipher
--------------------------
    Harland C. Stonecipher

/s/ Shirley Stonecipher
------------------------
    Shirley Stonecipher


ASSIGNEE:
Pre-Paid Legal Services, Inc.

By: /s/ Randy Harp
   -------------------------
        Randy Harp
        Chief Operating Officer



<

                                  EXHIBIT 10.16

                          PRE-PAID LEGAL SERVICES, INC.
                       AMENDED DEFERRED COMPENSATION PLAN

     The formal plan document to amend the Company's Deferred Compensation Plan to comply with Section 409A of the Internal Revenue Code as amended by the American Jobs Protection Act of 2004 has not yet been adopted pending further guidance from the Internal Revenue Service, but when adopted the plan will be effective as of January 1, 2005. Other than changes designed to comply with these new provisions and to add additional participants, the amended plan will be substantially the same as the existing plan filed as Exhibit 10.11 to this Report.







                                  EXHIBIT 21.1

                          PRE-PAID LEGAL SERVICES, INC.
                           Subsidiaries of Registrant




                                                                State or         Percentage of
                                                                Province         Ownership by
                    Name of Subsidiary                       Incorporation         Registrant
                    ------------------                       -------------       ---------------

Pre-Paid Legal Casualty, Inc.                                   Oklahoma              100%

American Legal Services, Inc.                                   Oklahoma              100%

Pre-Paid Legal Services, Inc. of Florida                        Florida               100%

Legal Service Plans of Virginia, Inc.                           Virginia              100%

Ada Travel Service, Inc.                                        Oklahoma              100%

Pre-Paid Canadian Holdings, L.L.C.                              Oklahoma              100%

Pre-Paid Legal Access, Inc.                                     Oklahoma              100%

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

Pre-Paid Legal Services of Tennessee, Inc.                     Tennessee         100% owned by
                                                                                 Pre-Paid Legal
                                                                                 Casualty, Inc.

PPL Legal Care of Canada Corporation                          Nova Scotia,       100% owned by
                                                                 Canada        Pre-Paid Canadian
                                                                                Holdings, L.L.C.





                                  EXHIBIT 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We have issued our report dated February 25, 2005, accompanying the consolidated financial statements included in the Annual Report of Pre-Paid Legal Services, Inc. on Form 10-K for the year ended December 31, 2004. We hereby consent to the incorporation by reference of said report in the Registration Statements of Pre-Paid Legal Services, Inc. on Forms S-8 (File No. 333-120403, effective
November 12, 2004, File No. 33-82144, effective July 28, 1994, File No. 33-62663, effective September 14, 1995, File No. 333-53183, effective May 20, 1998 and File No. 333-38386, effective June 1, 2000).



GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 25, 2005




                                  EXHIBIT 31.1

                                  CERTIFICATION


I, Harland C. Stonecipher, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Pre-Paid Legal Services, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information.

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: March 3, 2005        /s/ Harland C. Stonecipher
                            -------------------------------------------
                            Harland C. Stonecipher
                            Chief Executive Officer





E>


                                  EXHIBIT 31.2

                                  CERTIFICATION


I, Steve Williamson, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Pre-Paid Legal Services, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information.

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: March 3, 2005        /s/ Steve Williamson
                            --------------------------------------
                            Steve Williamson
                            Chief Financial Officer







                                  Exhibit 32.1

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 3, 2005         /s/ Harland C. Stonecipher
                            ------------------------------------------
                            Harland C. Stonecipher
                            Chairman,   Chief  Executive  Officer  and
                            President






                                  Exhibit 32.2

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 3, 2005         /s/ Steve Williamson
                            ---------------------------
                            Steve Williamson
                            Chief Financial Officer