Form 10-Q
period 2005-03-31
PRE PAID LEGAL SERVICES INC
filed 2005-04-27
CIK 311657

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2005


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____ to _____

                                 ---------------


                        Commission File Number: 001-09293



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

     The number of shares outstanding of the registrant's common stock as of April 22, 2005 was 15,389,097.
================================================================================




                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2005


                                    CONTENTS



Part I.  Financial Information

         Item 1.      Financial Statements:


                      a)  Consolidated Balance Sheets
                          as of March 31, 2005 (Unaudited) and
                          December 31, 2004

                      b) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2005 and 2004

                      c) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2005 and 2004

                      d) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2005 and 2004

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

         Item 6.     Exhibits

Signatures




ITEM 1.  FINANCIAL STATEMENTS

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                          March 31,      December 31,
                                                                                             2005             2004
                                                                                        ------------     ------------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents........................................................     $    19,583      $    25,972
  Available-for-sale investments, at fair value....................................           8,142              804
  Membership fees receivable.......................................................           4,157            4,961
  Inventories......................................................................           1,360            1,623
  Refundable income taxes..........................................................               -            1,241
  Deferred member and associate service costs......................................          17,085           15,420
  Deferred income taxes............................................................           4,356            4,829
                                                                                        ------------     ------------
      Total current assets.........................................................          54,683           54,850
Available-for-sale investments, at fair value......................................          18,897           25,455
Investments pledged................................................................           4,372            4,381
Property and equipment, net........................................................          50,467           51,232
Deferred member and associate service costs........................................           2,743            2,580
Other assets.......................................................................           7,729            7,566
                                                                                        ------------     ------------
        Total assets...............................................................     $   138,891      $   146,064
                                                                                        ------------     ------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $    10,776      $    10,340
  Deferred revenue and fees........................................................          24,961           24,585
  Current portion of capital leases payable........................................             339              338
  Current portion of notes payable.................................................          18,036           18,036
  Common stock dividends payable...................................................               -            7,796
  Accounts payable and accrued expenses............................................          19,698           15,451
                                                                                        ------------     ------------
    Total current liabilities......................................................          73,810           76,546
  Capital leases payable...........................................................           1,612            1,618
  Notes payable....................................................................          22,541           27,050
  Deferred revenue and fees........................................................           2,914            2,361
  Deferred income taxes ...........................................................           3,533            4,248
  Other non-current liabilities....................................................           3,160            2,794
                                                                                        ------------     ------------
      Total liabilities............................................................         107,570          114,617
                                                                                        ------------     ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 20,228 and
    20,464 issued at March 31, 2005 and December 31, 2004, respectively............             202              205
  Retained earnings................................................................         129,840          129,290
  Accumulated other comprehensive income...........................................             307              980
  Treasury stock, at cost; 4,852 shares held at
    March 31, 2005 and December 31, 2004...........................................         (99,028)         (99,028)
                                                                                        ------------     ------------
      Total stockholders' equity...................................................          31,321           31,447
                                                                                        ------------     ------------
        Total liabilities and stockholders' equity.................................     $   138,891      $   146,064
                                                                                        ------------     ------------


   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                   ---------------------
                                                                     2005         2004
                                                                   ---------- ----------
Revenues:
  Membership fees................................................  $  92,504  $   86,750
  Associate services.............................................      7,042       6,557
  Other..........................................................      1,349       1,302
                                                                   ---------- ----------
                                                                     100,895      94,609
                                                                   ---------- ----------
Costs and expenses:
  Membership benefits............................................     32,721      29,286
  Commissions....................................................     31,677      29,272
  Associate services and direct marketing........................      9,096       7,603
  General and administrative.....................................     11,099      10,046
  Other, net.....................................................      2,641       2,185
                                                                   ---------- ----------
                                                                      87,234      78,392
                                                                   ---------- ----------

Income before income taxes.......................................     13,661      16,217
Provision for income taxes.......................................      4,713    .  5,595
                                                                   ---------- ----------
Net income.......................................................  $   8,948   $  10,622
                                                                   ---------- ----------

Basic earnings per common share..................................  $     .57   $     .63
                                                                   ---------- ----------

Diluted earnings per common share................................  $     .57   $     .63
                                                                   ---------- ----------


   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                   ---------------------
                                                                     2005         2004
                                                                   ---------- ----------
Net income.....................................................    $   8,948  $   10,622
                                                                   ---------- ----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................          (15)        (20)
                                                                   ---------- ----------
  Unrealized (losses) gains on investments:
    Unrealized holding (losses) gains arising during period....         (660)        222
    Reclassification adjustment for realized losses (gains)
      included in net income...................................            2         (42)
                                                                   ---------- ----------
                                                                        (658)        180
                                                                   ---------- ----------
Other comprehensive income (loss), net of income taxes
  of ($421) and $97 for the three months ended
  March 31, 2005 and 2004, respectively........................         (673)        160
                                                                   ---------- ----------

Comprehensive income...........................................    $   8,275  $   10,782
                                                                   ---------- ----------


   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                     ------------------------
                                                                                        2005          2004
                                                                                     ----------   -----------
Cash flows from operating activities:
Net income.......................................................................    $   8,948    $   10,622
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes............................................          112           283
  Depreciation and amortization..................................................        1,869         1,948
  Tax benefit on exercise of stock options.......................................          209           107
                                                                                     ----------   -----------
    Cash provided by operating activities before changes in assets and liabilities      11,138        12,960
                                                                                     ----------   -----------
  Decrease in Membership income receivable.......................................          804            86
  Decrease (increase) in inventories.............................................          263          (397)
  Decrease in income tax receivable..............................................        1,241           331
  Increase in deferred member and associate service costs........................       (1,828)         (154)
  Increase in other assets.......................................................         (163)       (1,877)
  Increase in accrued Membership benefits........................................          436           417
  Increase (decrease) in deferred revenue and fees...............................          929          (391)
  Increase in income taxes payable...............................................            -         4,874
  Increase in other non-current liabilities......................................          366             -
  Increase in accounts payable and accrued expenses and other....................        4,232         1,119
                                                                                     ----------   -----------
    Net cash provided by operating activities....................................       17,418        16,968
                                                                                     ----------   -----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (1,104)       (3,205)
  Purchases of investments - available for sale..................................       (2,889)       (3,030)
  Maturities and sales of investments - available for sale.......................        1,106         1,585
                                                                                     ----------   -----------
    Net cash used in investing activities........................................       (2,887)       (4,650)
                                                                                     ----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................        1,357           411
  Decrease in capital lease obligations..........................................           (5)           (4)
  Common stock dividends paid....................................................       (7,796)            -
  Repayments of debt.............................................................       (4,509)       (4,738)
  Purchases of treasury stock....................................................       (9,967)       (9,195)
                                                                                     ----------   -----------
    Net cash used in financing activities .......................................      (20,920)      (13,526)
                                                                                     ----------   -----------

Net decrease in cash and cash equivalents........................................       (6,389)       (1,208)
Cash and cash equivalents at beginning of period.................................       25,972        21,459
                                                                                     ----------   -----------
Cash and cash equivalents at end of period.......................................    $  19,583    $   20,251
                                                                                     ----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized..............................    $     594    $      461
                                                                                     ----------   -----------
  Non-cash activities - capital lease obligations incurred.......................    $       -    $      117
                                                                                     ----------   -----------


   The accompanying notes are an integral part of these financial statments.





                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K. Terms such as "we", "our" and "us" are sometimes used as abbreviated references to Pre-Paid Legal Services, Inc.

     The consolidated financial statements include our financial statements and our wholly owned subsidiaries, as well as those of PPL Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     In our opinion, the accompanying unaudited financial statements as of March 31, 2005, and for the three month periods ended March 31, 2005 and 2004, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month period ended March 31, 2005 are not necessarily indicative of results expected for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation
     We have a stock-based employee compensation plan and account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement ("FASB") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. No stock options were issued during the three months ended March 31, 2005.

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                  -----------------------
                                                                                      2005          2004
                                                                                   ---------    ---------
Net income, as reported.......................................................     $  8,948     $ 10,622
Deduct:  Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects......            -         (441)
                                                                                   ---------    ---------
Pro forma net income..........................................................     $  8,948     $ 10,181
                                                                                   ---------    ---------
Earnings per share:
    Basic - as reported.......................................................     $    .57     $    .63
    Basic - pro forma.........................................................     $    .57     $    .61
    Diluted - as reported.....................................................     $    .57     $    .63
    Diluted - pro forma.......................................................     $    .57     $    .61




Note 2 - Contingencies

     We and various executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that we issued false and misleading financial information, primarily related to the method we used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted our motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of December 31, 2003, the briefing in the appeal had been completed. On January 14, 2004 oral argument was held in the appeal and as of April 22, 2005, a decision was pending. We are unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2004, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of April 22, 2005, as a result of dismissals, summary judgments, or settlements for nominal amounts, we were aware of approximately 8 separate lawsuits involving approximately 11 plaintiffs that have been filed in multiple counties in Alabama. As of April 22, 2005, we were aware of 16 separate lawsuits involving approximately 426 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name our former provider attorney in Mississippi as a defendant. At least three complaints have been filed by the law firm representing plaintiffs in eleven of the cases on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002, December 2002 and August 2003. We have responded to the Attorney General's requests for information with respect to these complaints, and as of April 22, 2005, we were not aware of any further actions being taken by the Attorney General. In Mississippi, we filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which we seek to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of our Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings in Alabama in June 2005, and in Mississippi in May 2005, and seek varying amounts of actual and punitive damages. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in our favor, including other named defendants, on all claims on October 19, 2004, while the second trial in Mississippi resulted in an insubstantial plaintiffs' verdict on February 15, 2005. Although the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against us and certain officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to our Memberships and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid Membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. On December 3, 2004, the District Court ordered the plaintiffs to proceed with the arbitration. The ultimate outcome of this case is not determinable.

     On June 29, 2001, an action was filed against us in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action was originally a putative class action brought by Gina Kotwitz, later adding, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren, on behalf of our sales associates. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with our commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates, including a request stated in June 2003 for the imposition of a constructive trust as to earned commissions applied to the reduction of debit balances and disgorgement of all earned renewal commissions applied to the reduction of debit balances. On September 23, 2003 the court entered an order dismissing the class action allegations upon the motion of the plaintiffs. The order provides that the action will proceed only on an individual basis, and that the hearing on plaintiffs' motion for class certification previously set for February 2004 was cancelled. On December 17, 2004 the District Court granted our motion for summary judgment. On January 27, 2005 three of the five plaintiffs filed a motion to vacate and/or for new trial. This motion is set for hearing on April 25, 2005. The claims of the remaining two plaintiffs have been dismissed with prejudice. The ultimate outcome of this case is not determinable.

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against us and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of our sales associates and alleges that the marketing plan offered by us constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Pre-Paid defendants filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002, and discovery in the action was stayed pending a ruling on the motion to dismiss. On July 24, 2003, the Court granted in part and denied in part the Pre-Paid defendants' motion to dismiss. The claims asserted under the Securities Exchange Act of 1934 and the Oklahoma Securities were dismissed without prejudice. The motion was denied as to the remaining claims. On September 8, 2004, the Court denied plaintiffs' motion for class certification. Plaintiffs petitioned the Tenth Circuit Court of Appeals for permission to appeal the class certification ruling, and the Tenth Circuit Court of Appeals denied the petition for interlocutory appeal. The ultimate outcome of this case is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense in the consolidated statements of income. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at March 31, 2005 was $3.0 million. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 - Treasury Stock Purchases

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 10 million shares during subsequent board meetings. At March 31, 2005, we had purchased 9.4 million treasury shares under these authorizations for a total consideration of $220.8 million, an average price of $23.58 per share. We purchased and formally retired 288,900 shares of our common stock during the 2005 first quarter for $10.0 million, or an average price of $34.50, reducing our common stock by $289 and our retained earnings by $10.0 million. See Note 5 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

Note 4 - Earnings Per Share

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the year. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.


                                                                            Three Months
                                                                          Ended March 31,
                                                                         ------------------
Basic Earnings Per Share:                                                 2005       2004
                                                                         -------- ---------
Earnings:
Net income...........................................................    $  8,948 $  10,622
                                                                         -------- ---------
Shares:
Weighted average shares outstanding..................................      15,563    16,751
                                                                         -------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $  8,948  $ 10,622
                                                                         -------- ---------
Shares:
Weighted average shares outstanding..................................      15,563    16,751
Assumed exercise of options..........................................         271        74
                                                                         -------- ---------
Weighted average number of shares, as adjusted.......................      15,834    16,825
                                                                         -------- ---------



     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 777,000 shares for the three months ended March 31, 2004 with an average exercise price of $27.24 were excluded from the calculation of diluted earnings per share for such period. No options were excluded for the three months ended March 31, 2005.

Note 5 - Notes Payable

     On June 11, 2002, we entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of our new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The interest rate at March 31, 2005 was 4.97%. The real estate loan agreement provides for financial covenants substantially the same as those described below for the amended stock purchase loan.

     During the 2003 third quarter, we arranged $25 million in additional financing for treasury stock purchases from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003 with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR rate plus three percent, adjusted monthly. During August 2004, we amended the terms of the loan agreement with these banks to increase the loan amount to $31.5 million and allow for additional treasury stock purchases of up to $31.5 million. We fully funded the loan on September 30, 2004 which resulted in a net increase in credit of $19.0 million above the outstanding balance of our existing treasury stock term loan of $12.5 million at the time. Proceeds of this loan together with existing cash resources were used to purchase treasury shares. The amortization of the amended loan has been modified to provide for repayment over 24 months in equal monthly principal payments beginning October 31, 2004 and ending September 30, 2006 with interest at the 30 day LIBOR rate plus 3%. The interest rate at March 31, 2005 was 5.72%. The monthly principal payment will be $1.3 million compared to the monthly payment on the prior loan of $1.4 million. The amended loan agreement continues all of the covenants of the prior agreement with certain modifications to permit additional stock purchases and/or dividends while the loan is outstanding generally in an amount no greater than 50% of net income and modifies the debt service coverage ratio definition slightly.

     The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 125%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a quarterly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed fifty percent (50%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005. We were in compliance with the above covenants at March 31, 2005.

         A schedule of outstanding balances as of March 31, 2005 is as follows:

                          Real estate line of credit.........................    $      16,952
                          Stock purchase line of credit......................           23,625
                                                                                ---------------
                          Total notes payable................................           40,577
                          Less: Current portion of notes payable.............          (18,036)
                                                                                ---------------
                          Long term portion..................................     $      22,541
                                                                                ---------------


         A schedule of future maturities as of March 31, 2005 is as follows:

                          Repayment Schedule commencing April 2005:
                          Year 1.............................................    $      18,036
                          Year 2.............................................           10,161
                          Year 3.............................................            2,285
                          Year 4.............................................           10,095
                                                                                ---------------
                          Total notes payable................................    $      40,577
                                                                                ---------------






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended December 31, 2004, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the first quarter of 2005 compared to the first quarter of 2004 and the fourth quarter of 2004 (Amounts in 000's):

   Three Months Ended March 31, 2005    Three              %            %      Three              Three
               compared to              Months             Change   Change     Months             Months
    Three Months Ended March 31, 2004   Ended      % of    from     from       Ended     % of       Ended    % of
             and compared to            March 31,  Total   Prior    Sequential March     Total    Dec. 31,   Total
  Three Months Ended December 31, 2004     2005    Revenue   Year     Period   31, 2004  Revenue     2004    Revenue
--------------------------------------  ---------- -------  -----   ---------- --------- -------- ---------- -------
Revenues:
  Membership fees....................    $92,504     91.7     6.6      1.3     $ 86,750    91.7   $ 91,274     92.1
  Associate services.................      7,042      7.0     7.4     11.9        6,557     6.9      6,294      6.4
  Other..............................      1,349      1.3     3.6     (8.7)       1,302     1.4      1,478      1.5
                                        ---------- -------  -----   ---------- --------- -------- ---------- -------
                                         100,895    100.0     6.6      1.9       94,609   100.0     99,046    100.0
                                        ---------- -------  -----   ---------- --------- -------- ---------- -------
Costs and expenses:
  Membership benefits................     32,721     32.4    11.7      4.1       29,286    31.0     31,445     31.7
  Commissions........................     31,677     31.4     8.2      6.3       29,272    30.9     29,797     30.1
  Associate services and direct
    marketing........................      9,096      9.0    19.6     17.9        7,603     8.0      7,714      7.8
  General and administrative.........     11,099     11.0    10.5     (5.2)      10,046    10.6     11,709     11.8
  Other, net.........................      2,641      2.6    20.9     11.8        2,185     2.3      2,363      2.4
                                        ---------- -------  -----   ---------- --------- -------- ---------- -------
                                          87,234     86.5    11.3      5.1       78,392    82.9     83,028     83.8
                                        ---------- -------  -----   ---------- --------- -------- ---------- -------

Income before income taxes...........     13,661     13.5   (15.8)   (14.7)      16,217    17.1     16,018     16.2
Provision for income taxes...........      4,713      4.7   (15.8)   (14.7)       5,595     5.9      5,526      5.6
                                        ---------- -------  -----   ---------- --------- -------- ---------- -------
Net income...........................    $ 8,948      8.8   (15.8)   (14.7)    $ 10,622    11.2   $ 10,492     10.6
                                        ---------- -------  -----   ---------- --------- -------- ---------- -------


                                                                        Three Months Ended
                                                                        ------------------
                       New Memberships:                         3/31/2005   12/31/2004   3/31/2004
                                                                ---------   ----------   ---------
New legal service membership sales..........................      173,348     149,759      156,135
New "stand-alone" IDT membership sales......................        7,531       7,137        6,697
                                                                ---------   ----------   ---------
         Total new membership sales.........................      180,879     156,896      162,832
                                                                ---------   ----------   ---------
New "add-on" IDT membership sales...........................      103,777      85,918       84,774

Active Memberships:
Active legal service memberships at end of period...........    1,453,702   1,424,707    1,417,553
Active "stand-alone" IDT memberships at end of period (see
note below).................................................       32,400      26,993       12,071
                                                                ---------   ----------   ---------
         Total active memberships at end of period..........    1,486,102   1,451,700    1,429,624
                                                                ---------   ----------   ---------
Active "add-on" IDT memberships at end of period (see note
below)......................................................      337,868     283,889      154,774
New sales associates recruited..............................       52,944      41,829       14,774
Average enrollment fee paid by new sales associates.........       $68.68      $89.71      $226.00
Average Annual Membership fee in force......................      $277.54     $274.02      $266.21


     Identity Theft Shield ("IDT") memberships sold in conjunction with new legal plan memberships or "added-on" to existing legal plan memberships sell for $9.95 per month and are not counted as "new" memberships but do increase the average premium and related direct expenses (membership benefits and commissions) of our membership base, while "stand alone" Identity Theft Shield memberships are not attached to a legal plan membership and sell for $12.95 per month.

Results of Operations - First Quarter of 2005 compared to First Quarter of 2004

     Net income decreased 16% for the first quarter of 2005 to $8.9 million from $10.6 million for the prior year's first quarter primarily due to an increase in commission expense of $2.4 million caused by more new memberships sold during the 2005 first quarter and an increase in associate services and direct marketing expenses of $1.4 million caused by a promotional entry fee during most of the quarter. Diluted earnings per share decreased 10% to 57 cents per share from 63 cents per share for the prior year's comparable quarter due the 16% decrease in net income partially offset by an approximate 6 percent decrease in the weighted average number of outstanding shares.

     Membership fees totaled $92.5 million during the 2005 first quarter compared to $86.8 million for 2004, an increase of 7%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 11% during the three months ended March 31, 2005 to 180,879 from 162,832 during the comparable period of 2004. At March 31, 2005, there were 1,486,102 active Memberships in force compared to 1,429,624 at March 31, 2004, an increase of 4%. Additionally, the average annual fee per Membership has increased from $266 for all Memberships in force at March 31, 2004 to $278 for all Memberships in force at March 31, 2005, as a result of a larger number of Legal Shield subscribers, increased sales of our business oriented Memberships and increases in Identity Theft Shield memberships.

     Associate services revenue increased 7% from $6.6 million for the first three months of 2004 to $7.0 million during the comparable period of 2005 with a 258% increase in new associates recruited. Total new associates enrolled during the first quarter of 2005 were 52,944 compared to 14,774 for the same period of 2004. Associate fees increased 10% from $3.8 million for the first three months of 2004 to $4.3 million during the comparable period of 2005. Average enrollment fees paid by new sales associates during the 2005 first quarter was $69 compared to $226 for the comparable period of 2004 due to specialized $49 enrollment programs aimed at varying market niches. Future revenues from associate services will depend primarily on the number of new associates enrolled, the average enrollment fee paid and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue remained unchanged at $1.3 million for both the 2005 first quarter and the comparable period of 2004.

     Primarily as a result of the increase in Membership fees, total revenues increased to $100.9 million for the three months ended March 31, 2005 from $94.6 million during the comparable period of 2004, an increase of 7%.

     Membership benefits totaled $32.7 million for the three months ended March 31, 2005 compared to $29.3 million for the comparable period of 2004, and represented 35% and 34% of Membership fees for the 2005 and 2004 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) pertaining to legal service plans should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if we continue to increase the number of Identity Theft Shield Memberships in force.

     Commissions to associates increased 8% to $31.7 million for the three months ended March 31, 2005 compared to $29.3 million for the comparable period of 2004, and represented 34% of Membership fees for both periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. New memberships sold during the three months ended March 31, 2005 totaled 180,879, an 11% increase from the 162,832 sold during the comparable period of 2004. Commissions to associates per new membership sold were $175 per membership for the three months ended March 31, 2005 compared to $180 for the comparable period of 2004. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to its compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $9.1 million for the three months ended March 31, 2005 from $7.6 million for the comparable period of 2004. The increase was primarily a result of increased costs for incentive trips and bonuses and increased costs for materials sent to new associates due to large increase in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended March 31, 2005 and 2004 were $11.1 million and $10.0 million, respectively, and represented 12% of Membership fees for both periods. The 2005 first quarter reflects increased employee costs (including health care costs) and increased expenses related to bank service charges due to the increases in legal plans and Identity Theft Shield Memberships. We should experience cost efficiencies as a result of certain economies of scale in some areas but expect any such cost savings for the remainder of 2005 to be largely offset by higher levels of expenses related to legal fees, expenses related to its new corporate headquarters and increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $2.6 million for the three months ended March 31, 2005 compared to $2.2 million for the 2004 comparable period. Depreciation remained unchanged at $1.9 million for the first quarter of 2005 and the comparable period of 2004. Interest expense increased to $607,000 during the 2005 period from $462,000 during the comparable period of 2004 as a result of higher indebtedness and a higher average interest rate. Premium taxes increased from $370,000 for the three months ended March 31, 2004 to $556,000 for the comparable period of 2005, primarily as a result of increases in Membership fees in certain jurisdictions where we pay premium taxes.

     We have recorded a provision for income taxes of $4.7 million and $5.6 million (34.5% of pretax income) for the first quarter of 2005 and 2004, respectively.

     Results of Operations - First Quarter of 2005 compared to the Fourth Quarter of 2004

     First quarter 2005 membership fees increased 1% to $92.5 million from $91.3 million for the fourth quarter of 2004. Associate services revenues increased during the 2005 first quarter by approximately $748,000 to $7.0 million from $6.3 million for the 2004 fourth quarter and associate services and direct marketing expenses increased by $1.4 million during the same period primarily as a result of increased costs for incentive trips and bonuses and increased costs for materials sent to new associates due to large increase in the number of new associates enrolled during the quarter. Membership benefits totaled $32.7 million in the first quarter of 2005 compared to $31.4 million for the 2004 fourth quarter and represented 35% and 34%, respectively, of membership fees for the two periods. Commissions to associates totaled $31.7 million in the 2005 first quarter compared to $29.8 million for the 2004 fourth quarter and represented 34% and 33%, respectively, of membership fees for the two periods. General and administrative expenses decreased during the 2005 first quarter to $11.1 million compared to $11.7 million for the 2004 fourth quarter and represented 12% and 13%, respectively, of membership fees for the two periods.


     Liquidity and Capital Resources
     General
     Consolidated net cash provided from operating activities for the first three months of 2005 increased 3% to $17.4 million from $17.0 million for the 2004 period, although cash provided from operating activities before changes in working capital items decreased $1.8 million from $13.0 million to $11.1 million. The decrease of $1.8 million resulted primarily from the decrease in net income of $1.7 million.

     Consolidated net cash used in investing activities was $2.9 million for the first three months of 2005 compared to $4.7 million for the comparable period of 2004. This $1.8 million decrease in cash used in investing activities resulted primarily from the $2.1 million decrease in additions to property and equipment.

     Net cash used in financing activities during the first three months of 2005 was $20.9 million compared to $13.5 million for the comparable period of 2004. This $7.4 million change was primarily comprised of the $7.8 million increase in common stock dividends paid.

     We purchased and formally retired 288,900 shares of our common stock during the 2005 first quarter for $10.0 million, or an average price of $34.50, reducing our common stock by $289 and our retained earnings by $10.0 million. We had a consolidated working capital deficit of $19.1 million at March 31, 2005, a decrease of $2.6 million compared to a consolidated working capital deficit of $21.7 million at December 31, 2004. The decrease was primarily due to a $7.8 million decrease in common stock dividends payable partially offset by a $4.2 million increase in accounts payable and accrued expenses. The $19.1 million working capital deficit at March 31, 2005 would have been an $11.2 million working capital deficit excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At March 31, 2005 we reported $46.6 million in cash and cash equivalents and unpledged investments compared to $52.2 million at December 31, 2004. Our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the three months ended March 31, 2005, we advanced commissions, net of chargebacks, of $34.2 million on new Membership sales compared to $25.7 million for the same period of 2004. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of March 31, 2005, and related activity for the three month period then ended, were:

                                                             (Amounts in 000's)
                                                             ------------------
Beginning unearned advance commission payments (1)........     $   183,060
Advance commission payments, net..........................          34,226
Earned commissions applied................................         (30,832)
Advance commission payment write-offs.....................            (714)
                                                               ------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)....................          185,740
Estimated unrecoverable advance commission payments (1)...          (29,145)
                                                               ------------
Ending unearned advance commission payments, net (1)......      $   156,595


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $35.0 million. As such, at March 31, 2005 future commission payments and related expense should be reduced as unearned advance commission payments of $121 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at March 31, 2005 of $46.6 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases to the extent permitted by the terms of our amended stock purchase loan.

     On June 11, 2002, we entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of our new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The interest rate at March 31, 2005 was 4.97%. The real estate loan agreement provides for financial covenants substantially the same as those described below for the amended stock purchase loan.

     During the 2003 third quarter, we arranged $25 million in additional financing for treasury stock purchases from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003 with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR rate plus three percent, adjusted monthly. During August 2004, we amended the terms of the loan agreement with these banks to increase the loan amount to $31.5 million and allow for additional treasury stock purchases of up to $31.5 million. We fully funded the loan on September 30, 2004 which resulted in a net increase in credit of $19.0 million above the outstanding balance of our existing treasury stock term loan of $12.5 million at the time. Proceeds of this loan together with existing cash resources were used to purchase treasury shares. The amortization of the amended loan has been modified to provide for repayment over 24 months in equal monthly principal payments beginning October 31, 2004 and ending September 30, 2006 with interest at the 30 day LIBOR rate plus 3%. The interest rate at March 31, 2005 was 5.72%. The monthly principal payment will be $1.3 million compared to the monthly payment on the prior loan of $1.4 million. The amended loan agreement continues all of the covenants of the prior agreement with certain modifications to permit additional stock purchases and/or dividends while the loan is outstanding generally in an amount no greater than 50% of net income and modifies the debt service coverage ratio definition slightly.

     The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 125%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a quarterly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed fifty percent (50%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005. We were in compliance with the above covenants at March 31, 2005.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At March 31, 2005, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. At March 31, 2005, PPLCI had approximately $4.1 million available for payment of an ordinary dividend which was paid to us in April 2005. Additionally, another of our wholly owned subsidiaries, Legal Service Plans of Virginia, Inc. paid a $3.7 million dividend to us in April 2005.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our annual report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in the application of critical accounting policies or estimates during the first three months of 2005. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans

     We continue to evaluate the desirability of possible additional share repurchases and additional cash dividends. We declared a $0.30 per share on April 4, 2005 and have previously announced that we will continue shares repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with the covenants in our amended treasury stock term loan which limit our ability to repurchase shares or pay cash dividends. We expect to resume our open market repurchase program in the near future as we have existing authorization from the Board to purchase an additional 633,282 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.


Forward-Looking Statements

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of March 31, 2005 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described below. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

Risk Factors

     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 - Contingencies and Part II, Item 1 - Legal Proceedings. Please refer to page 38 and 39 of our 2004 Annual Report on Form 10-K for a description of other risk factors.


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

     As of March 31, 2005, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. We do not hold any investments classified as trading account assets or derivative financial instruments.

     The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates on our fixed-maturity investment portfolio. It is assumed that the changes occur immediately and uniformly, with no effect given to any steps that we might take to counteract that change.

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

                                                                          Hypothetical change     Estimated fair value
                                                            (In 000's)     in interest rate        after hypothetical
                                                            Fair value    (bp = basis points)   change in interest rate
                                                            ----------    -------------------   -----------------------
Fixed-maturity investments at March 31, 2005 (1).......      $  28,401      100 bp increase           $  26,733
                                                                            200 bp increase              25,303
                                                                             50 bp decrease              28,957
                                                                            100 bp decrease              29,603

Fixed-maturity investments at December 31, 2004 (1)....      $  27,023      100 bp increase           $  25,454
                                                                            200 bp increase              24,024
                                                                             50 bp decrease              27,605
                                                                            100 bp decrease              28,288
--------------------

(1) Excluding short-term investments with a fair value of $2.5 million at March 31, 2005 and December 31, 2004.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2005 would reduce the estimated fair value of our fixed-maturity investments by approximately $3.1 million at that date. At December 31, 2004, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $3.0 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of March 31, 2005, we had $40.6 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes it to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, interest expense would increase by approximately $406,000. As of March 31, 2005, we had not entered into any interest rate swap agreements with respect to the term loans or the floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States.


ITEM 4.    CONTROLS AND PROCEDURES

     Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

     As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, we concluded that we were unable to complete the required management assessment of our internal control over financial reporting as of December 31, 2004, primarily because the documentation and assessment of our computer programs responsible for processing financially-significant transactions had not been adequately documented as we had expected. Our independent registered public accounting firm, Grant Thornton, issued a "disclaimer" opinion, included in Item 8 of our Form 10-K, indicating that they do not express an opinion as to management's assessment and as to the effectiveness of our internal control over financial reporting as of December 31, 2004. This lack of documentation and our internal control over our commission processes have been identified as material weaknesses in our internal control over financial reporting.

     In response, we have been aggressively engaged in a process to address these weaknesses, which will include documentation and assessment of application controls in general and documentation and implementation of additional controls on the commission expense application. Because of the relative complexity of our information technology systems, we currently expect that the application-based control documentation process could take up to several months. When completed later in 2005, which we currently expect to be in the third quarter, management expects to evaluate, test, remediate and complete its assessment of internal control over financial reporting.

     Nothing has come to the attention of management which would cause us to believe that the material weaknesses described above have resulted in any material inaccuracies or errors in our financial statements as of March 31, 2005 or any prior period. However, it is possible during the completion of additional documentation, evaluation and testing we will identify one or more errors, significant deficiencies or material weaknesses.




                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     See Note 2 of the Notes to Consolidated  Financial  Statements  included in
Part I, Item 1 of this report for information with respect to legal proceedings.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock in the open market during the first quarter of 2005.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------   ------------     --------------   -------------------    -------------------
January 2005..........              -        $   -                      -                922,182
February 2005.........        110,800           33.37             110,800                811,382
March 2005............        178,100           35.20             178,100                633,282
                         -------------   ----------------  -------------------
Total.................        288,900        $  34.50             288,900
                         -------------   ----------------  -------------------
-----------

(1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock in the open market. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 10,000,000 shares. The most recent authorization was for 1,000,000 additional shares on August 9, 2004 and there has been no time limit set for completion of the repurchase program. In addition, we completed a tender offer for 980,518 shares in September 2004.

See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" for a description of loan covenants that limit our ability to repurchase shares and pay dividends.


ITEM 6.  EXHIBITS.

(a) Exhibits:

  Exhibit No.                   Description
  -----------                   ------------

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated January 10, 1997)

3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended June 30, 2003)

*10.1 Employment Agreement effective January 1, 1993 between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
       1992)

*10.2 Agreements between Shirley Stonecipher, New York Life Insurance Company and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1985)

*10.3 Amendment dated January 1, 1993 to Split Dollar Agreement between Shirley Stonecipher and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
       1992)

*10.4  Form of New Business Generation Agreement Between the Company and Harland
       C. Stonecipher (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31,1986)

*10.5 Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.6 Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.13 of the Company's Annual Reporton Form 10-K for the year ended December 31, 2002)

10.7 Stock Option Plan, as amended effective May 2003 (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.8 Loan agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the six-months ended June 30, 2002)

10.9 Security Agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

10.10 Form of Mortgage dated July 23, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

*10.11 Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.12 Loan Agreement dated September 19, 2003 between Registrant and Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended September 30, 2003)

10.13 First Amendment to Loan Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma N.A., Comerica Bank and First United Bank & Trust. (Incorporated by reference to Exhibit (b)(i) to the Company's Schedule TO filed on August 27, 2004)

10.14 First Amendment to Security Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit (b)
       (iii) to the Company's Schedule TO filed on August 27, 2004)

10.15 First Amendment to Pledge Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit (b)(iv) to the Company's Schedule TO filed on August 27, 2004)

10.16 Aircraft purchase agreement dated December 9, 2004 by and between S&S Aviation, LLC and the Company (Incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-K for the year ended December 31,
       2004)

10.17  Aircraft purchase agreement dated December 9, 2004 by and between Harland
       C. Stonecipher and/or Shirley A. Stonecipher and Stonecipher Aviation, LLC and the Company (Incorporated by reference to Exhibit 10.14 of the Company's Report on Form 10-K for the year ended December 31, 2004)

10.18 Assignment and Assumption of Lease dated December 20, 2004 between Harland C. and Shirley Stonecipher and the Company (Incorporated by reference to Exhibit 10.15 of the Company's Report on Form 10-K for the year ended December 31, 2004)

*10.19 Amended   Deferred   Compensation   Plan   effective   January  1,  2005
       (Incorporated by reference to Exhibit 10.16 of the Company's Report on Form 10-K for the year ended December 31, 2004)

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

32.2 Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C.Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PRE-PAID LEGAL SERVICES, INC.

Date: April 26, 2005      /s/ Harland C. Stonecipher
                          -----------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President
                          (Principal Executive Officer)

Date: April 26, 2005      /s/ Randy Harp
                          -----------------------------------------
                          Randy Harp
                          Chief Operating Officer
                          (Duly Authorized Officer)

Date: April 26, 2005      /s/ Steve Williamson
                          -----------------------------------------
                          Steve Williamson
                          Chief Financial Officer
                          (Principal Financial and
                           Accounting Officer)




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

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13 (a)-15(f)) for the registrant and have:

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


Date: April 26, 2005      /s/ Harland C. Stonecipher
                          -----------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President






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

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13 (a)-15(f)) for the registrant and have:

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


Date: April 26, 2005      /s/ Steve Williamson
                          -----------------------------------------
                          Steve Williamson
                          Chief Financial Officer





                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 26, 2005      /s/ Harland C. Stonecipher
                          -----------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President





                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 26, 2005      /s/ Steve Williamson
                          -----------------------------------------
                          Steve Williamson
                          Chief Financial Officer