Form 10-K/A
period 2004-12-31
PRE PAID LEGAL SERVICES INC
filed 2005-06-29
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ___________________
                                   FORM 10-K/A
                                  Amendment No. 1
                                ___________________
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

Commission File Number: 1-9293
                                    ____________________________________________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |X| No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2004 -$265,000,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 18, 2005 there were 15,642,299 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of our definitive proxy statement for its 2005 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.

     The undersigned registrant hereby amends the following items, financial statements, exhibits of other portions of its Annual Report on Form 10-K pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2004, as set forth below and in the pages attached hereto.

     Part IV, Item 15 - "Exhibits, Financial Statement Schedules" is amended (i) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Option Ownership and Thrift Plan ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 2004, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the consent of Grant Thornton LLP, respectively relating to the use of their reports which are included as part of
Exhibit 99.1.

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

                             PRE-PAID LEGAL SERVICES, INC.

Date: June 29, 2005          By:    /s/ Randy Harp
                                    -------------------------------------------
                                    Randy Harp
                                    Chief Operating Officer

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

*10.5 Amendment to New  Business  Generation  Agreement  between the Company and
      Harland C.Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.6 Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended December 31, 2002)

*10.7 Stock Option Plan, as amended effective May 2003

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

10.15 Assignmentand Assumption of Lease dated December 20, 2004 between  Harland
      C. and Shirley Stonecipher and the Company

*10.16 Amended Deferred Compensation Plan effective January 1, 2005

21.1  List of Subsidiaries of the Company

23.1  Consent of Grant Thornton LLP

23.2** Consent of Grant Thornton LLP relating to report concerning plan financial information included as part of Exhibit 99.1

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

32.1 Certification of Harland C. Stonecipher, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2 Certification of Steve Williamson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

99.1** Financial  information  relating to the  Pre-Paid  Legal  Services,  Inc.
      Employee Stock Ownership and Thrift Plan, as required by Form 11-K for the fiscal year of the plan ended December 31, 2004
--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

** Filed herewith. All other Exhibits have been previously filed.

                                  EXHIBIT 23.2

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We have issued our report dated June 28, 2005, accompanying the financial statements and supplemental schedules of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan for the year ended December 31, 2004, included in this Amendment No. 1 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2004. We hereby consent to the incorporation by reference of said report in the Registration Statement of Pre-Paid Legal Services, Inc. on Form S-8 (File No. 33-82144, effective July 28, 1994).




/s/ GRANT THORNTON LLP


Oklahoma City, Oklahoma
June 28, 2005

Exhibit 99.1 - Financial Statements and Report of Independent Registered Public Accounting Firm for the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan for the fiscal year of the plan ended December 31, 2004

                                 C O N T E N T S






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

    SCHEDULE H, LINE 4i--ASSETS HELD FOR INVESTMENT PURPOSES

    SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS

             Report of Independent Registered Public Accounting Firm


Trustee and Participants
Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

We have audited the accompanying statements of net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2004 and 2003, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Plan is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2004 and 2003, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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





/s/ GRANT THORNTON LLP


Oklahoma City, Oklahoma
June 28, 2005

             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan




                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                  December 31,


                                                                                              2004              2003
                                                                                         --------------    --------------

ASSETS
    Investments, at fair value
       Cash and cash equivalents                                                         $     13,324       $   490,295
       Pre-Paid Legal Services, Inc. common stock                                           6,407,307         5,689,458
       Participant-directed mutual funds                                                    2,308,170           900,099
       Common Collective Trust Funds                                                          408,251                 -
       Money Market Funds                                                                      11,683                 -
       Participant notes                                                                       55,370            46,447

    Receivables
       Employer contributions                                                                 341,550           262,071
       Dividends Receivable                                                                    16,043                 -
                                                                                          -----------   ---------------

                  Total assets                                                              9,561,698         7,388,370

LIABILITIES
    Accounts payable                                                                           23,973               405
                                                                                          -----------     -------------

                  NET ASSETS AVAILABLE FOR BENEFITS                                        $9,537,725        $7,387,965
                                                                                            =========         =========

        The accompanying notes are an integral part of these statements.


           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                             Year ended December 31,


                                                                                              2004              2003
                                                                                         --------------    --------------

Additions to net assets attributed to
    Employer contributions (Pre-Paid Legal Services, Inc. common
       stock)                                                                             $   341,550       $   262,071
    Employer contributions (cash)                                                              10,096                 -
    Participant contributions                                                                 510,415           466,865
    Interest and dividend income                                                               61,966            17,082
    Net appreciation in fair value of investments                                           2,090,306            37,737
                                                                                            ---------       -----------

                  Total additions                                                           3,014,333           783,755

Deductions from net assets attributed to
    Benefits paid to participants                                                             864,573           100,334
                                                                                           ----------        ----------

                  NET INCREASE IN NET ASSETS                                                2,149,760           683,421

Net assets available for benefits at beginning of year                                      7,387,965         6,704,544
                                                                                            ---------         ---------

Net assets available for benefits at end of year                                           $9,537,725        $7,387,965
                                                                                            =========         =========

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003


NOTE A - DESCRIPTION OF PLAN

     The Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan (the "Plan") was established on January 1, 1988 for the benefit of the employees of Pre-Paid Legal Services, Inc. and its subsidiaries (the "Company"). The Plan is administered by a committee (the "Committee") of three employees appointed by the Company. The Committee also served as the Plan's Trustee and Investment Manager until November 1, 2004 when the Company amended and restated the Plan to provide for appointment by the Committee of outside entities to assume the duties of both the Investment Manager and Trustee. The 401(k) Company was appointed Investment Manager. Effective November 1, 2004, the Employer and Nationwide Trust Company, FSB ("Nationwide") entered into a Trust Agreement whereby Nationwide became Plan Trustee.

     The following brief description of the provisions of the Plan is provided for general information purposes only. Participants should refer to the Plan agreement for more complete information.

     Under the terms of the Plan, the Trustee may acquire, hold and dispose of all cash and investments, including common and preferred stock of the Company in accordance with the Committee's written investment policy. Participants may direct the investment of 25% of their Elective Deferral accounts to any one or more of the investment funds designated by the Committee as permissible under the written investment policy. Participants who have attained the age of 55 have the right to make an election to direct the investment of up to 100% of their deferred compensation account and the vested portion of their Company Contribution Account in one or more of those permissible funds.

     Each participant or beneficiary shall have the sole right to vote shares of Company common stock allocated to such participant's account. The right to vote such shares shall be exercised by directing the Committee as to the manner in which the shares shall be voted.

     The Plan is a defined contribution plan covering certain employees of the Company and employees of affiliated companies which are included in the Company's consolidated tax return. The Plan year-end is December 31. All employees at least 21 years of age are eligible to enroll in the Plan on the first day of the month following the date the employee completes one year of service (1,000 hours) within 12 consecutive months of his/her employment date.

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

                           December 31, 2004 and 2003


NOTE A - DESCRIPTION OF PLAN - CONTINUED

               Years of service
                on first day of                                      Matching
             Plan year percentages

                    0 - 3                                              50%
                    4 - 5                                              75%
                  6 or more                                           100%

     A participant may elect to defer a portion of his compensation in the form of a contribution to his deferred compensation account under the Plan. Participants contribute to the Plan on a pre-tax basis only. Subject to the limitations contained in the Plan, a participant may elect to defer any portion of his compensation. However, a participant may never defer more than the lesser of the Internal Revenue Service limitation ($13,000 and $12,000 in 2004 and 2003, respectively) in any Plan year or a percentage of compensation greater than the maximum percentage of compensation determined annually by the Committee.

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

                           December 31, 2004 and 2003


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

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2004 and 2003


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    3.     Investments - Continued

     The Plan presents in the statements of changes in net assets available for benefits, the net appreciation (depreciation) in the fair value of its investments, which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

    4.     Participant Notes

     Participant notes are approved by the Committee and cannot be made for an amount less than $1,040 or exceed the lesser of $50,000 reduced by the excess of the highest outstanding balance of loans during the one-year period ending on the day before the loan is made or one-half of the participant's vested balance. The notes are secured by the participants' vested interest in the Plan, bear interest and are repayable based upon rates and terms set forth in the Loan Policy. Participant notes are valued at cost which approximates fair value.

    5.     Noncash Contributions

     Contributions of Company common stock are recorded at fair value as determined by using the average closing price of Company common stock as quoted on the New York Stock Exchange for each day when the stock is traded during the 20-day period immediately preceding the date of contribution.

    6.     Expenses

     The Company elected to pay all of the Plan's administration expenses in 2004 and 2003 although it is not obligated to do so. Any expenses not paid by the Company would be paid by the Plan.

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

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2004 and 2003


NOTE C - INVESTMENTS

     The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                              2004              2003
                                                                                         --------------    --------------

       Non-participant directed investments
           Common stock - Pre-Paid Legal Services, Inc. (170,664
               and 217,820 shares, respectively)                                           $6,407,307        $5,689,458
           Merrill Lynch CMA Government Securities Fund
               (490,295 units)                                                                      -           490,295
       Participant directed investments
           Washington Mutual Investors Fund/R4 (19,263 units)                                 591,573                 -
           Federated Investors Automated Cash Management Trust SS (458,593 units)                   -           458,593

    The following table presents the net appreciation (depreciation) (including gains and losses on investments bought and sold, as well as held during the year) by type of investment for the years ended December 31:

                                                                                               2004             2003
                                                                                           ------------     ------------

       Corporate common stock - Pre-Paid Legal Services, Inc.                               $1,978,552         $ 24,722
       Mutual funds                                                                            111,754           13,015
                                                                                            ---------------------------

                                                                                            $2,090,306         $ 37,737
                                                                                             =========          =======

NOTE D - NONPARTICIPANT-DIRECTED INVESTMENTS

    Information regarding the Plan's nonparticipant-directed investment in the Company's common stock at December 31, 2004 and 2003 is included in Note C above. Significant components of the changes in net assets relating to nonparticipant-directed investments (including activity in the Plan's cash and cash equivalents) is as follows for the years ended December 31:

                                                                                              2004              2003
                                                                                          ------------     --------------

       Net investment gain and interest income                                             $1,058,402          $ 27,634
       Contributions
           Employer                                                                           262,071           220,853
           Employee                                                                           532,041           475,058
       Benefits paid to participants                                                         (654,098)         (100,334)
       Transfers (to) from participant-directed investments, net                             (945,855)              941
                                                                                           ----------         ---------

                                                                                          $   252,561          $624,152
                                                                                           ==========           =======


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2004 and 2003


NOTE E - TAX STATUS

     A favorable determination letter dated June 24, 2002 was received from the Internal Revenue Service indicating that the Plan, as amended through July 1, 2001, qualifies under section 401(a) of the Internal Revenue Code and is exempt from federal income taxes under section 501(a) of the Code. The Plan has been further amended since receiving the determination letter and the Company is currently in the process of filing for an updated determination. However, the Company and the Committee believe that the Plan is currently designed and operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, the Company and the Committee believe that the Plan continues to be qualified and no provision for income taxes has been included in the Plan's financial statements.

NOTE F - DISTRIBUTIONS

     Former participants may request distribution of their accounts in the form of Company common stock or cash. Former participants who have elected to diversify all or a portion of their Plan accounts into mutual fund investments will receive a distribution of mutual fund shares or cash. Distributions made in 2004 consisted of 1,084 shares of the Company's common stock and cash of $858,361. Distributions made in 2003 consisted of 2,719 shares of the Company's common stock and cash of $29,665.

     Former participants who terminated employment during 2004 and had not yet received distribution of their account at December 31, 2004 will receive distribution in 2005. The balance due former participants at December 31, 2004 included 1,132 of the Company's common stock and cash of $24,166. The balance due former participants at December 31, 2003 included 429 shares of the Company's common stock and cash of $2,219.




                             SUPPLEMENTAL SCHEDULES





             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan

          SCHEDULE H, LINE 4i--SCHEDULE OF ASSETS (HELD AT END OF YEAR)

                                December 31, 2004

------------------------------------------------------------------------------------------------------------------------

 (a)             (b)                                  (c)                                 (d)                 (e)
                                       Description of investment including maturity
        Identity of issuer, borrower     date, rate of interest, collateral, par, or
          lessor, or similar party       marturity value                                  Cost            Current Value
        ----------------------------   ---------------------------------------------   ----------         -------------
        *Pre-Paid Legal Services, Inc    Common Stock, 170,664.000 shares/units        $2,266,998         $6,407,307
        Common Stocks

        AlianceBernstein Capital        Money Market Funds, 11,683.340 shares/units        **                 11,683
        Reserve

        SEI Stable Asset                Common Collective Trust Fund, 408,251.410          **                408,251
                                        shares/units

        American Balanced Fund/R4       Mutual Funds, 10,396.087 shares/units              **                187,026
        Bond Fund of America/R4         Mutual Funds, 34,318.403 shares/units              **                468,446
        EuroPacific Growth Fund/R4      Mutual Funds 9,907.281shares/units                 **                349,331
        Growth Fund of America/R4       Mutual Funds 16,533.70 shares/units                **                450,215
        Vanguard Small Cap Growth       Mutual Funds 4,772.037 shares/units                **                 72,344
        Vanguard Small Cap Value        Mutual Funds 13,545,828 shares/units               **                189,235
        Washington Mutual               Mutual Funds 19,263.207 shares/units               **                591,573

        Participant Loans               Participant loans, maturity dates various          **                 55,370
                                        thru 07/2016; interest rates vary between
                                        6.00% and 7.00%

                                        Total Investments                                                 $9,190,781
                                                                                                          ==========
        *  Party-in-interest
        ** Cost not required for participant-directed investments







             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan

                  SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS

                          Year ended December 31, 2004


------------------------------------------------------------------------------------------------------------------------------------
         (a)                  (b)             (C)          (d)      (e)        (f)          (g)           (h)          (i)
                                                                           Expense                 Current value
                                            Purchase     Selling   Lease  incurred with   Cost of   of asset on      Net gain
 Identity of party   Desrciption of asset    price        price   rental  transaction      asset   transaction date    (loss)
 -----------------   --------------------   --------     -------  ------  -------------   -------  ----------------  --------
 *Pre-Paid Legal      Common stock, 16      $425,745      $ -      $ -         $ -        $425,745      $425,745       $ -
 Services, Inc.         purchases





* Party-in-interest
