Form 10-Q
period 2005-06-30
PRE PAID LEGAL SERVICES INC
filed 2005-07-26
CIK 311657

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

                  For The Quarterly Period Ended June 30, 2005


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____ to _____

                                 ---------------


                        Commission File Number: 001-09293



                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)



           Oklahoma                                              73-1016728
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


       One Pre-Paid Way, Ada, Oklahoma                           74820-5813
  (Address of principal executive offices)                        (Zip Code)


      (Registrants' telephone number, including area code): (580) 436-1234


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]   No  [ ]

     The number of shares outstanding of the registrant's common stock as of July 22, 2005 was 15,443,553.
================================================================================





                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2005


                                    CONTENTS



Part I.  Financial Information

     Item 1. Financial Statements:

        a)   Consolidated Balance Sheets
             as of June 30, 2005 (Unaudited) and December 31, 2004

        b) Consolidated Statements of Income (Unaudited) for the three months and six months ended June 30, 2005 and 2004

        c) Consolidated Statements of Comprehensive Income (Unaudited) for the three months and six months ended June 30, 2005 and 2004

        d) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2005 and 2004

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

Signatures


<
ITEM 1.  FINANCIAL STATEMENTS

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                           June 30,       December 31,
                                                                                             2005             2004
                                                                                        -------------    -------------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents........................................................     $    22,275      $    25,972
  Available-for-sale investments, at fair value....................................             169              804
  Membership fees receivable.......................................................           4,884            4,961
  Inventories......................................................................           1,352            1,623
  Refundable income taxes..........................................................             732            1,241
  Deferred member and associate service costs......................................          16,765           15,420
  Deferred income taxes............................................................           5,084            4,829
                                                                                        -------------    -------------
      Total current assets.........................................................          51,261           54,850
Available-for-sale investments, at fair value......................................          19,482           25,455
Investments pledged................................................................           4,257            4,381
Property and equipment, net........................................................          50,356           51,232
Deferred member and associate service costs........................................           2,939            2,580
Other assets.......................................................................           8,528            7,566
                                                                                        -------------    -------------
        Total assets...............................................................     $   136,823      $   146,064
                                                                                        -------------    -------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $    11,243      $    10,340
  Deferred revenue and fees........................................................          26,484           24,585
  Current portion of capital leases payable........................................             320              338
  Current portion of notes payable.................................................          18,498           18,036
  Common stock dividends payable...................................................               -            7,796
  Accounts payable and accrued expenses............................................          14,621           15,451
                                                                                        -------------    -------------
    Total current liabilities......................................................          71,166           76,546
  Capital leases payable...........................................................           1,307            1,618
  Notes payable....................................................................          19,807           27,050
  Deferred revenue and fees........................................................           3,030            2,361
  Deferred income taxes ...........................................................           3,691            4,248
  Other non-current liabilities....................................................           3,410            2,794
                                                                                        -------------    -------------
      Total liabilities............................................................         102,411          114,617
                                                                                        -------------    -------------

Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 20,270 and
    20,464 issued at June 30, 2005 and December 31, 2004, respectively.............             203              205
  Retained earnings................................................................         132,761          129,290
  Accumulated other comprehensive income...........................................             476              980
  Treasury stock, at cost; 4,852 shares held at
    June 30, 2005 and December 31, 2004............................................         (99,028)         (99,028)
                                                                                        -------------    -------------
      Total stockholders' equity...................................................          34,412           31,447
                                                                                        -------------    -------------
        Total liabilities and stockholders' equity.................................     $   136,823      $   146,064
                                                                                        -------------    -------------


   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   -----------------------
                                                                      2005      2004          2005        2004
                                                                   ---------- ----------    ---------   -----------
Revenues:
  Membership fees.............................................     $  97,093  $   88,120    $ 189,597   $  174,870
  Associate services..........................................         7,175       5,918       14,217       12,475
  Other.......................................................         1,351       1,391        2,700        2,693
                                                                   ---------- ----------    ---------   -----------
                                                                     105,619      95,429      206,514      190,038
                                                                   ---------- ----------    ---------   -----------
Costs and expenses:
  Membership benefits.........................................        33,710      30,449       66,431       59,735
  Commissions.................................................        38,820      29,591       70,497       58,863
  Associate services and direct marketing.....................         7,963       6,704       17,059       14,307
  General and administrative..................................        12,337      10,904       23,436       20,950
  Other, net..................................................         2,326       2,505        4,967        4,690
                                                                   ---------- ----------    ---------   -----------
                                                                      95,156      80,153      182,390      158,545
                                                                   ---------- ----------    ---------   -----------

Income before income taxes....................................        10,463      15,276       24,124       31,493
Provision for income taxes....................................         3,610       5,270        8,323       10,865
                                                                   ---------- ----------    ---------   -----------
Net income....................................................     $   6,853  $   10,006    $  15,801   $   20,628
                                                                   ---------- ----------    ---------   -----------

Basic earnings per common share...............................     $     .45  $      .61    $    1.02    $    1.24
                                                                   ---------- ----------    ---------   -----------

Diluted earnings per common share.............................     $     .44  $      .60    $    1.00    $    1.24
                                                                   ---------- ----------    ---------   -----------

Dividends declared per common share...........................     $     .30  $        -    $     .30    $       -
                                                                   ---------- ----------    ---------   -----------

   The accompanying notes are an integral part of these financial statements




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   -----------------------
                                                                      2005      2004          2005        2004
                                                                   ---------- ----------    ----------  -----------
Net income.....................................................    $   6,853  $   10,006    $  15,801   $   20,628
                                                                   ---------- -----------   ----------  -----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................           (1)        (21)         (16)         (41)
                                                                   ---------- -----------   ----------  -----------
  Unrealized (losses) gains on investments:
    Unrealized holding (losses) gains arising during period....          163        (310)        (497)         (88)
    Reclassification adjustment for realized losses (gains)
      included in net income...................................            7         (12)           9          (54)
                                                                   ---------- -----------   ----------  -----------
                                                                         170        (322)        (488)        (142)
                                                                   ---------- -----------    ---------  -----------
Other comprehensive income (loss), net of income taxes of $110 and ($196) for the three months ended and ($311) and ($99) for the six months ended June 30,  2005 and 2004,
  respectively.................................................          169        (343)        (504)        (183)
                                                                   ---------- -----------    ---------  -----------

Comprehensive income...........................................    $   7,022  $    9,663    $  15,297   $   20,445
                                                                   ---------- -----------   ----------  -----------

   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     ------------------------
                                                                                        2005          2004
                                                                                     ----------   -----------

Cash flows from operating activities:
Net income.......................................................................    $  15,801    $   20,628
Adjustments to reconcile net income to net cash provided
  by operating activities:
  (Benefit) provision for deferred income taxes..................................         (549)           31
  Depreciation and amortization..................................................        3,695         3,904
  Tax benefit on exercise of stock options.......................................          659           137
  Contribution to ESOP...........................................................            -           231
                                                                                     ----------   -----------
    Cash provided by operating activities before changes in assets and liabilities      19,606        24,931

  Decrease (increase) in Membership income receivable............................           77           (32)
  Decrease (increase) in inventories.............................................          271          (429)
  Decrease in income tax receivable..............................................          509           331
  (Increase) decrease in deferred member and associate service costs.............       (1,704)          717
  Increase in other assets.......................................................         (962)       (2,320)
  Increase in accrued Membership benefits........................................          903           480
  Increase (decrease) in deferred revenue and fees...............................        2,568          (598)
  Increase in other non-current liabilities......................................          616             -
  Decrease in accounts payable and accrued expenses and other....................         (846)       (2,239)
                                                                                     ----------   -----------
    Net cash provided by operating activities....................................       21,038        20,841
                                                                                     ----------   -----------

Cash flows from investing activities:
  Additions to property and equipment............................................       (2,819)       (5,191)
  Purchases of investments - available for sale..................................       (3,569)       (6,661)
  Maturities and sales of investments - available for sale.......................        9,550         5,067
                                                                                     ----------   -----------
    Net cash provided by (used in) investing activities..........................        3,162        (6,785)
                                                                                     ----------   -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................        3,246           681
  Proceeds from issuance of debt.................................................        2,314             -
  Decrease in capital lease obligations..........................................         (329)           (7)
  Common stock dividends paid....................................................      (12,412)            -
  Repayments of debt.............................................................       (9,095)       (9,477)
  Purchases of treasury stock....................................................      (11,621)       (9,195)
                                                                                     ----------   -----------
    Net cash used in financing activities .......................................      (27,897)      (17,998)
                                                                                     ----------   -----------

Net decrease in cash and cash equivalents........................................       (3,697)       (3,942)
Cash and cash equivalents at beginning of period.................................       25,972        21,459
                                                                                     ----------   -----------
Cash and cash equivalents at end of period.......................................    $  22,275    $   17,517
                                                                                     ----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................    $   1,212    $      776
                                                                                     ----------   -----------
  Cash paid for income taxes.....................................................    $   7,615    $   10,300
                                                                                     ----------   -----------

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

     In our opinion, the accompanying unaudited financial statements as of June 30, 2005, and for the three month and six month periods ended June 30, 2005 and 2004, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of results expected for the full year.

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

     Stock-Based Compensation
     We have a stock-based employee compensation plan and account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement ("FASB") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. No stock options were issued during the 2005 periods.

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                 ---------------------     ----------------------
                                                                   2005         2004         2005          2004
                                                                 ---------   ---------     --------    ----------
Net income, as reported...................................       $  6,853    $  10,006     $ 15,801    $  20,628
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects................              -            -            -         (441)
                                                                 ---------   ---------     --------    ----------
Pro forma net income......................................       $  6,853    $  10,006     $ 15,801    $  20,187
                                                                 ---------   ---------     --------    ----------
Earnings per share:
    Basic - as reported...................................       $    .45    $     .61     $   1.02    $    1.24
    Basic - pro forma.....................................       $    .45    $     .61     $   1.02    $    1.21
    Diluted - as reported.................................       $    .44    $     .60     $   1.00    $    1.24
    Diluted - pro forma...................................       $    .44    $     .60     $   1.00    $    1.21


Note 2 - Contingencies


     We and various executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that we issued false and misleading financial information, primarily related to the method we used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted our motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of December 31, 2003, the briefing in the appeal had been completed. On January 14, 2004 oral argument was held in the appeal and as of July 22, 2005, a decision was pending. We are unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2004, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of July 22, 2005, as a result of dismissals, summary judgments, or settlements for nominal amounts, we were aware of approximately 8 separate lawsuits involving approximately 11 plaintiffs that have been filed in multiple counties in Alabama. As of July 22, 2005, we were aware of 15 separate lawsuits involving approximately 425 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name our former provider attorney in Mississippi as a defendant. At least three complaints have been filed by the law firm representing plaintiffs in eleven of the cases on behalf of certain of the Mississippi plaintiffs and others with the Attorney General of Mississippi in March 2002, December 2002 and August 2003. We have responded to the Attorney General's requests for information with respect to these complaints, and as of July 22, 2005, we were not aware of any further actions being taken by the Attorney General. In Mississippi, we filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which we seek to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of our Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings in Alabama in September 2005, and in Mississippi in November and December 2005, and seek varying amounts of actual and punitive damages. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in our favor, including other named defendants, on all claims on October 19, 2004, while the second and third trials in Mississippi resulted in insubstantial plaintiffs' verdicts on February 15, 2005 and May 9, 2005 respectively. As of July 22, 2005, post trial motions are pending on both plaintiffs' verdicts. On July 18, 2005 the Circuit Judge in the May 9, 2005 trial entered an order granting plaintiff's motion to reconsider the submission of the issue of punitive damages to the jury, and set the case for trial on that issue in November 2005. Pre-Paid is seeking post trial and appellate relief from the final judgment in that case and the recent order. Although the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

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

     On June 29, 2001, an action was filed against us in the District Court of Canadian County, Oklahoma. In 2002, the petition was amended to add five additional named plaintiffs and to add and drop certain claims. This action was originally a putative class action brought by Gina Kotwitz, later adding, George Kotwitz, Rick Coker, Richard Starke, Jeff Turnipseed and Aaron Bouren, on behalf of our sales associates. The amended petition seeks injunctive and declaratory relief, with such other damages as the court deems appropriate, for alleged violations of the Oklahoma Uniform Consumer Credit Code in connection with our commission advances, and seeks injunctive and declaratory relief regarding the enforcement of certain contract provisions with sales associates, including a request stated in June 2003 for the imposition of a constructive trust as to earned commissions applied to the reduction of debit balances and disgorgement of all earned renewal commissions applied to the reduction of debit balances. On September 23, 2003 the court entered an order dismissing the class action allegations upon the motion of the plaintiffs. The order provides that the action will proceed only on an individual basis, and that the hearing on plaintiffs' motion for class certification previously set for February 2004 was cancelled. On December 17, 2004 the District Court granted our motion for summary judgment. On January 27, 2005 three of the five plaintiffs filed a motion to vacate and/or for new trial (the claims of the other two plaintiffs had been dismissed with prejudice upon our waiver of costs). The motion to vacate and/or for new trial was denied and during further proceedings the claims of the remaining three plaintiffs were dismissed with prejudice on June 30, 2005 upon our waiver of costs. This matter is therefore concluded and will not appear on this note in the future.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense in the consolidated statements of income. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at June 30, 2005 was $2.7 million. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 - Treasury Stock Purchases

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 10 million shares during subsequent board meetings. At June 30, 2005, we had purchased 9.4 million treasury shares under these authorizations for a total consideration of $222.5 million, an average price of $23.64 per share. We purchased and formally retired 46,100 shares of our common stock during the 2005 second quarter for $1.7 million, or an average price of $35.87, reducing our common stock by $461 and our retained earnings by $1.7 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

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

                                                                            Three Months          Six Months
                                                                           Ended June 30,       Ended June 30,
                                                                         ------------------   ------------------
Basic Earnings Per Share:                                                 2005       2004      2005       2004
                                                                         -------- ---------   -------- ---------
Earnings:
Net income...........................................................    $  6,853 $  10,006   $ 15,801 $  20,628
                                                                         -------- ---------   -------- ---------
Shares:
Weighted average shares outstanding..................................      15,397    16,485     15,480    16,619
                                                                         -------- ---------   -------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $  6,853 $  10,006   $ 15,801 $  20,628
                                                                         -------- ---------   -------- ---------
Shares:
Weighted average shares outstanding..................................      15,397    16,485     15,480    16,619
Assumed exercise of options..........................................         273        73        275        73
                                                                         -------- ---------   -------- ---------
Weighted average number of shares, as adjusted.......................      15,670    16,558     15,755    16,692
                                                                         -------- ---------   -------- ---------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 557,000 shares for the three months and 597,000 shares for the six months ended June 30, 2004, respectively, with an average exercise price of $27.84 and $27.57, respectively, were excluded from the calculation of diluted earnings per share for the respective periods. No options were excluded for the three months and six months ended June 30, 2005.

Note 5 - Recent Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R"). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim period that begins after June 15, 2005. On April 14, 2005, during our 2005 second quarter, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We estimate the adoption of FAS No. 123R, using the modified prospective method, which results in no restatement of the Company's previously issued annual consolidated financial statements, will not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Note 6 - Notes Payable

     On June 11, 2002, we entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of our new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The interest rate at June 30, 2005 was 5.39%. The real estate loan agreement provides for financial covenants substantially the same as those described below for the amended stock purchase loan.

     During the 2003 third quarter, we arranged $25 million in additional financing for treasury stock purchases from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003 with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR rate plus three percent, adjusted monthly. During August 2004, we amended the terms of the loan agreement with these banks to increase the loan amount to $31.5 million and allow for additional treasury stock purchases of up to $31.5 million. We fully funded the loan on September 30, 2004 which resulted in a net increase in credit of $19.0 million above the outstanding balance of our existing treasury stock term loan of $12.5 million at the time. Proceeds of this loan together with existing cash resources were used to purchase treasury shares. The amortization of the amended loan has been modified to provide for repayment over 24 months in equal monthly principal payments beginning October 31, 2004 and ending September 30, 2006 with interest at the 30 day LIBOR rate plus 3%. The interest rate at June 30, 2005 was 6.14%. The monthly principal payment will be $1.3 million compared to the monthly payment on the prior loan of $1.4 million. During May 2005 we amended the loan agreement further. The second amended loan agreement continues all of the covenants of the prior agreement with certain modifications to permit additional stock purchases and/or dividends while the loan is outstanding generally in an amount no greater than 65% (increased from 50%) of net income and lowered the debt service coverage ratio from 125% to 110%.

     The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 110%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a quarterly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed sixty-five percent (65%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005. We were in compliance with the above covenants at June 30, 2005.

     In April 2005, we entered into a loan with a commercial lender providing for financing of our existing aircraft. The aircraft loan provided for funding of $2.3 million at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in May 2005 with monthly principal payments of $38,560 plus interest with a balloon payment on April 30, 2010. The loan is primarily collateralized by a first lien and security interest on the two corporate aircraft. The interest rate at June 30, 2005 was 5.39%.

     A schedule of outstanding balances as of June 30, 2005 is as follows:

                          Real estate line of credit.........................    $      16,381
                          Stock purchase line of credit......................           19,688
                          Aircraft...........................................            2,236
                                                                                 --------------
                          Total notes payable................................           38,305
                          Less: Current portion of notes payable.............          (18,498)
                                                                                 --------------
                          Long term portion..................................    $      19,807
                                                                                 --------------


     A schedule of future maturities as of June 30, 2005 is as follows:

                          Repayment Schedule commencing July 2005:
                          Year 1.............................................    $      18,498
                          Year 2.............................................            6,686
                          Year 3.............................................            2,748
                          Year 4.............................................            9,987
                          Year 5.............................................              386
                                                                                 --------------
                          Total notes payable................................    $      38,305
                                                                                 --------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended December 31, 2004, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the second quarter of 2005 compared to the second quarter of 2004 and the first quarter of 2005 and for the six months ended June 30, 2005 compared to the comparable period of 2004 (Amounts in 000's):


   Three Months Ended June 30, 2005      Three                 %       %        Three              Three
               compared to               Months             Change   Change     Months             Months
    Three Months Ended June 30, 2004     Ended      % of     from     from       Ended     % of    Ended       % of
             and compared to            June 30,   Total     Prior  Sequential June 30,  Total    March 31,   Total
    Three Months Ended March 31, 2005     2005     Revenue   Year     Period     2004    Revenue     2005    Revenue
-------------------------------------   ---------- -------   -----   --------  --------- -------- ---------- -------
Revenues:
  Membership fees....................    $97,093     91.9    10.2      5.0     $ 88,120    92.3    $92,504     91.7
  Associate services.................      7,175      6.8    21.2      1.9        5,918     6.2      7,042      7.0
  Other..............................      1,351      1.3    (2.9)      .2        1,391     1.5      1,349      1.3
                                        ---------- -------   -----   --------  --------- -------- ---------- -------
                                         105,619    100.0    10.7      4.7       95,429   100.0    100,895    100.0
                                        ---------- -------   -----   --------  --------- -------- ---------- -------
Costs and expenses:
  Membership benefits................     33,710     31.9    10.7      3.0       30,449    31.9     32,721     32.4
  Commissions........................     38,820     36.8    31.2     22.6       29,591    31.0     31,677     31.4
  Associate services and direct
    marketing........................      7,963      7.5    18.8    (12.5)       6,704     7.0      9,096      9.0
  General and administrative.........     12,337     11.7    13.1     11.2       10,904    11.4     11,099     11.0
  Other, net.........................      2,326      2.2    (7.2)   (11.9)       2,505     2.6      2,641      2.6
                                        ---------- -------   -----   --------  --------- -------- ---------- -------
                                          95,156     90.1    18.7      9.1       80,153    84.0     87,234     86.5
                                        ---------- -------   -----   --------  --------- -------- ---------- -------
Income before income taxes...........     10,463      9.9   (31.5)   (23.4)      15,276    16.0     13,661     13.5
Provision for income taxes...........      3,610      3.4   (31.5)   (23.4)       5,270     5.5      4,713      4.7
                                        ---------- -------   -----   --------  --------- -------- ---------- -------
Net income...........................    $ 6,853      6.5   (31.5)   (23.4)    $ 10,006    10.5    $ 8,948      8.9
                                        ---------- -------   -----   --------  --------- -------- ---------- -------



                                        Six                %        Six
                                        Months             Change   Months
    Six Months Ended June 30, 2005      Ended      % of    from     Ended      % of
              compared to               June 30,   Total   Prior    June 30,   Total
    Six Months Ended June 30, 2004:        2005    Revenue   Year      2004    Revenue
-------------------------------------   ---------- -------  ------- ---------- --------
Revenues:
  Membership fees....................   $189,597     91.8     8.4   $174,870     92.0
  Associate services.................     14,217      6.9    14.0     12,475      6.6
  Other..............................      2,700      1.3      .3      2,693      1.4
                                        ---------- -------  ------- ---------- --------
                                         206,514    100.0     8.7    190,038    100.0
                                        ---------- -------  ------- ---------- --------
Costs and expenses:
  Membership benefits................     66,431     32.2    11.2     59,735     31.4
  Commissions........................     70,497     34.1    19.8     58,863     31.0
  Associate services and direct
  marketing..........................     17,059      8.3    19.2     14,307      7.5
  General and administrative.........     23,436     11.3    11.9     20,950     11.0
  Other, net.........................      4,967      2.4     5.9      4,690      2.5
                                        ---------- -------  ------- ---------- --------
                                         182,390     88.3    15.0    158,545     83.4
                                        ---------- -------  ------- ---------- --------
Income before income taxes...........     24,124     11.7   (23.4)    31,493     16.6
Provision for income taxes...........      8,323      4.0   (23.4)    10,865      5.7
                                        ---------- -------  ------- ---------- --------
Net income...........................    $15,801      7.7   (23.4)   $20,628     10.9
                                        ---------- -------  ------- ---------- --------


                                                                        Three Months Ended
New Memberships:                                                6/30/2005    3/31/2005   6/30/2004
----------------                                                ---------    ---------   ---------
New legal service membership sales..........................      174,202      173,348     137,390
New "stand-alone" IDT membership sales......................        8,588        7,531       5,443
                                                                ---------    ---------   ---------
        Total new membership sales..........................      182,790      180,879     142,833
                                                                ---------    ---------   ---------

New "add-on" IDT membership sales...........................      116,723      103,777      77,802
Average Annual Membership fee...............................      $341.81      $331.48     $324.41
Active Memberships:
Active legal service memberships at end of period...........    1,490,276    1,453,702   1,413,666
Active "stand-alone" IDT memberships at end of period (see
    note below).............................................       39,071       32,400      17,575
                                                                ---------    ---------   ---------
         Total active memberships at end of period..........    1,529,347    1,486,102   1,431,241
                                                                ---------    ---------   ---------

Active "add-on" IDT memberships at end of period (see note
    below)..................................................      397,749      337,868     201,713
New Sales Associates:
New sales associates recruited..............................       69,790       52,944      13,733
Average enrollment fee paid by new sales associates.........       $51.45       $68.68     $229.54
Average Membership fee in force:
Average Annual Membership fee...............................      $281.91      $277.54     $269.25

Note - reflects 5,345 net transfers from "add-on" status to "stand-alone" status during the quarter


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

     Recent Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R"). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim period that begins after June 15, 2005. On April 14, 2005, during our 2005 second quarter, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We estimate the adoption of FAS No. 123R, using the modified prospective method, which results in no restatement of the Company's previously issued annual consolidated financial statements, will not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.


Results of Operations - Second Quarter of 2005 compared to
----------------------------------------------------------
   Second Quarter of 2004
   ----------------------

     Net income decreased 32% for the second quarter of 2005 to $6.9 million from $10.0 million for the prior year's second quarter primarily due to an increase in commission expense of $9.2 million caused by more new memberships sold during the 2005 second quarter, an increase in Membership benefits expense of $3.3 million and an increase in general and administrative expenses of $1.4 million partially offset by a $9.0 million increase in Membership fees. Diluted earnings per share decreased 27% to 44 cents per share from 60 cents per share for the prior year's comparable quarter due to the 32% decrease in net income partially offset by an approximate 5% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $97.1 million during the 2005 second quarter compared to $88.1 million for 2004, an increase of 10%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 28% during the three months ended June 30, 2005 to 182,790 from 142,833 during the comparable period of 2004. At June 30, 2005, there were 1,529,347 active Memberships in force compared to 1,431,241 at June 30, 2004, an increase of 7%. Additionally, the average annual fee per Membership has increased from $269 for all Memberships in force at June 30, 2004 to $282 for all Memberships in force at June 30, 2005, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue increased 21% from $5.9 million for the second three months of 2004 to $7.2 million during the comparable period of 2005 with a 408% increase in new associates recruited. Total new associates enrolled during the second quarter of 2005 were 69,790 compared to 13,733 for the same period of 2004. Average enrollment fees paid by new sales associates during the 2005 second quarter was $51 compared to $230 for the comparable period of 2004 due to specialized $49 enrollment programs aimed at varying market niches. We expect to continue some form of reduced enrollment programs for the remainder of the year. Associate fees decreased from $3.5 million for the second three months of 2004 to $3.3 million during the comparable period of 2005. Future revenues from associate services will depend primarily on the number of new associates enrolled, the average enrollment fee paid and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses. The eService fees increased 32% to $2.5 million during the second quarter of 2005 compared to $1.9 million for the comparable period of 2004.

     Other revenue remained unchanged at $1.4 million for both the 2005 second quarter and the comparable period of 2004.

     Primarily as a result of the increase in Membership fees, total revenues increased to $105.6 million for the three months ended June 30, 2005 from $95.4 million during the comparable period of 2004, an increase of 11%.

     Membership benefits totaled $33.7 million for the three months ended June 30, 2005 compared to $30.4 million for the comparable period of 2004, and represented 35% of Membership fees for both the 2005 and 2004 periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) pertaining to legal service plans should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if we continue to increase the number of Identity Theft Shield Memberships in force.

     Commissions to associates increased 31% to $38.8 million for the three months ended June 30, 2005 compared to $29.6 million for the comparable period of 2004, and represented 40% and 34% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. New memberships sold during the three months ended June 30, 2005 totaled 182,790, a 28% increase from the 142,833 sold during the comparable period of 2004. Commissions to associates per new membership sold were $212 per membership for the three months ended June 30, 2005 compared to $207 for the comparable period of 2004. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $8.0 million for the three months ended June 30, 2005 from $6.7 million for the comparable period of 2004. The increase was primarily a result of increased costs for incentive trips and bonuses and increased costs for materials sent to new associates due to large increase in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended June 30, 2005 and 2004 were $12.3 million and $10.9 million, respectively, and represented 13% and 12% of Membership fees for the respective periods. The 2005 second quarter reflects increased accounting fees and consulting fees related to our Sarbanes-Oxley compliance efforts and increased expenses related to bank service charges due to the increases in legal plans and Identity Theft Shield Memberships and increased employee costs. We should experience cost efficiencies as a result of certain economies of scale in some areas but expect any such cost savings for the remainder of 2005 to be largely offset by higher levels of expenses related to increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $2.3 million for the three months ended June 30, 2005 compared to $2.5 million for the 2004 comparable period. Depreciation decreased slightly to $1.8 million for the second quarter of 2005 from $2.0 million for the comparable period of 2004. Interest expense increased to $633,000 during the 2005 period from $406,000 during the comparable period of 2004 as a result of higher indebtedness and a higher average interest rate. Premium taxes increased from $481,000 for the three months ended June 30, 2004 to $499,000 for the comparable period of 2005, primarily as a result of increases in Membership fees in certain jurisdictions where we pay premium taxes. Interest income increased $39,000 to $378,000 for the three months ended June 30, 2005 from $339,000 for the comparable period of 2004, primarily due to higher average interest rates.

     We have recorded a provision for income taxes of $3.6 million and $5.3 million (34.5% of pretax income) for the second quarter of 2005 and 2004, respectively.

Results of Operations - Second  Quarter of 2005 compared to the First Quarter of
--------------------------------------------------------------------------------
2005
----

         Second quarter 2005 membership fees increased 5% to $97.1 million from $92.5 million for first quarter of 2005. Associate services revenues increased slightly during the 2005 second quarter by approximately $133,000 to $7.2 million from $7.0 million for the 2005 first quarter and associate services and direct marketing expenses decreased by $1.1 million during the same period. Membership benefits totaled $33.7 million in the second quarter of 2005 compared to $32.7 million for the first quarter and represented 35% of membership fees for both periods. Commissions to associates totaled $38.8 million in the second quarter of 2005 compared to $31.7 million for the first quarter and represented 40% and 34% of membership fees for the respective periods. General and administrative expenses increased during the 2005 second quarter to $12.3 million compared to $11.1 million for the first quarter of 2005 and represented 13% and 12% of membership fees, respectively, for each period.

Results of Operations - First six months of 2005 compared to first six months of
--------------------------------------------------------------------------------
2004
----

     Net income decreased 23% for the first half of 2005 to $15.8 million from $20.6 million for the prior year's comparable period primarily due to an increase in commission expense of $11.6 million caused by more new memberships sold during the 2005 period, an increase in Membership benefits expense of $6.7 million and an increase in general and administrative expenses of $2.5 million partially offset by a $14.7 million increase in Membership fees. Diluted earnings per share decreased 19% to $1.00 per share from $1.24 per share for the prior year's comparable six month period due to the 23% decrease in net income partially offset by an approximate 6% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $189.6 million during the first half of 2005 compared to $174.9 million for the comparable period of 2004, an increase of 8%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new
Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 19% during the six months ended June 30, 2005 to 363,669 from 305,665 during the comparable period of 2004. At June 30, 2005, there were 1,529,347 active Memberships in force compared to 1,431,241 at June 30, 2004, an increase of 7%. Additionally, the average annual fee per Membership has increased from $269 for all Memberships in force at June 30, 2004 to $282 for all Memberships in force at June 30, 2005, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue increased 14% from $12.5 million for the first six months of 2004 to $14.2 million during the comparable period of 2005 primarily as a result of approximately 331% more new associates recruited offset by a significantly lower enrollment fee. Total new associates enrolled during the first six months of 2005 were 122,734 compared to 28,507 for the same period of 2004. Although overall recruiting was 331% higher, associate fees decreased 6% from $3.5 million for the first six months of 2004 to $3.3 million during the comparable period of 2005. We expect to continue some form of reduced enrollment programs for the remainder of the year. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Fast Start program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses. The eService fees increased 27% to $4.7 million during the first half of 2005 compared to $3.7 million for the comparable period of 2004.

     Other revenue remained unchanged at $2.7 million for both the 2005 and 2004 six-month periods ending June 30.

     Primarily as a result of the increase in Membership fees, total revenues increased to $206.5 million for the six months ended June 30, 2005 from $190.0 million during the comparable period of 2004, an increase of 9%.

     Membership benefits totaled $66.4 million for the six months ended June 30, 2005 compared to $59.7 million for the comparable period of 2004, and represented 35% and 34% of Membership fees for the 2005 and 2004 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if the Company continues to sell significant numbers of Identity Theft Shield Memberships.

     Commissions to associates increased 20% to $70.5 million for the six months ended June 30, 2005 compared to $58.9 million for the comparable period of 2004, and represented 37% and 34% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the six months ended June 30, 2005 totaled 363,669, a 19% increase from the 305,665 sold during the comparable period of 2004. Commissions to associates per new membership sold were $194 per membership for the six months ended June 30, 2005 compared to $193 for the comparable period of 2004. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $17.1 million for the six months ended June 30, 2005 from $14.3 million for the comparable period of 2004. The increase was primarily a result of increased costs for incentive trips and bonuses and increased costs for materials sent to new associates due to large increase in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the six months ended June 30, 2005 and 2004 were $23.4 million and $21.0 million, respectively, and represented 12% of Membership fees for both periods. The increases in general and administrative expense reflect higher levels of expenses related to accounting fees and consulting fees related to our Sarbanes-Oxley compliance efforts and increased expenses related to bank service charges due to the increases in legal plans and Identity Theft Shield Memberships and increased employee costs. We should experience cost efficiencies as a result of certain economies of scale in some areas but expect any such cost savings for the remainder of 2005 to be largely offset by higher levels of expenses related to increased compliance costs as a result of new requirements of the Sarbanes-Oxley Act of 2002.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $5.0 million for the six months ended June 30, 2005 compared to $4.7 million for the 2004 comparable period. Depreciation decreased slightly to $3.7 million for the first half of 2005 from $3.9 million for the comparable period of 2004. Interest expense increased to $1.2 million during the 2005 period from $868,000 during the comparable period of 2004 as a result of higher indebtedness and a higher average interest rate. Premium taxes increased from $851,000 for the six months ended June 30, 2004 to $1.1 million for the comparable period of 2005, primarily as a result of increases in Membership fees in certain jurisdictions where we pay premium taxes. Interest income decreased $44,000 to $769,000 for the six months ended June 30, 2005 from $813,000 for the comparable period of 2004, primarily due to lower average balance of investments.

     We have recorded a provision for income taxes of $8.3 million (34.5% of pretax income) for the first six months of 2005 compared to $10.9 million (34.5% of pretax income) for the same period of 2004.

     Liquidity and Capital Resources
     -------------------------------
     General
     Consolidated net cash provided from operating activities for the first six months of 2005 remained relatively unchanged at $21.0 million compared to $20.8 million for the 2004 period, although cash provided from operating activities before changes in working capital items decreased $5.3 million from $24.9 million to $19.6 million. The decrease of $5.3 million resulted primarily from the decrease in net income of $4.8 million.

     Consolidated net cash provided by investing activities was $3.1 million for the first six months of 2005 compared to net cash used in investing activities of $6.8 million for the comparable period of 2004. This $9.9 million change in investing activities resulted from the $2.3 million decrease in additions to property and equipment, a $3.1 million decrease in investment purchases and a $4.5 million increase in the maturities and sales of investments.

     Net cash used in financing activities during the first six months of 2005 was $27.9 million compared to $18.0 million for the comparable period of 2004. This $9.9 million change was primarily comprised of the $12.4 million increase in common stock dividends paid and the $2.4 million increase in purchases of treasury stock partially offset by a $2.6 million increase in proceeds from exercise of stock options and a $2.3 million increase in proceeds from issuance of debt.

     We purchased and formally retired 335,000 shares of our common stock during the first half of 2005 for $11.6 million, or an average price of $34.69, reducing our common stock by $3,350 and our retained earnings by $11.6 million. We had a consolidated working capital deficit of $19.9 million at June 30, 2005, a decrease of $1.8 million compared to a consolidated working capital deficit of $21.7 million at December 31, 2004. The decrease was primarily due to a $7.8 million decrease in common stock dividends payable and a $1.3 million increase in deferred member and associate service costs partially offset by a $3.7 million decrease in cash and cash equivalents and a $2.8 million increase in deferred revenue and fees. The $19.9 million working capital deficit at June 30, 2005 would have been a $10.2 million working capital deficit excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting its financial obligations in the short term or the long term.

     At June 30, 2005 we reported $41.9 million in cash and cash equivalents and unpledged investments compared to $52.2 million at December 31, 2004. Our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the six months ended June 30, 2005, we advanced commissions, net of chargebacks, of $71.8 million on new Membership sales compared to $52.4 million for the same period of 2004. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of June 30, 2005, and related activity for the six month period then ended, were:

                                                              (Amounts in 000's)
Beginning unearned advance commission payments (1)................  $   183,060
Advance commission payments, net..................................       71,761
Earned commissions applied........................................      (63,616)
Advance commission payment write-offs.............................       (1,170)
                                                                   -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)............................      190,035
Estimated unrecoverable advance commission payments (1)...........      (29,957)
                                                                   -------------
Ending unearned advance commission payments, net (1).............. $    160,078
                                                                   -------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $36.5 million. As such, at June 30, 2005 future commission payments and related expense should be reduced as unearned advance commission payments of $124 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at June 30, 2005 of $41.9 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases to the extent permitted by the terms of our amended stock purchase loan.

     On June 11, 2002, we entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of our new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The interest rate at June 30, 2005 was 5.39%. The real estate loan agreement provides for financial covenants substantially the same as those described below for the amended stock purchase loan.

     During the 2003 third quarter, we arranged $25 million in additional financing for treasury stock purchases from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003 with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR rate plus three percent, adjusted monthly. During August 2004, we amended the terms of the loan agreement with these banks to increase the loan amount to $31.5 million and allow for additional treasury stock purchases of up to $31.5 million. We fully funded the loan on September 30, 2004 which resulted in a net increase in credit of $19.0 million above the outstanding balance of our existing treasury stock term loan of $12.5 million at the time. Proceeds of this loan together with existing cash resources were used to purchase treasury shares. The amortization of the amended loan has been modified to provide for repayment over 24 months in equal monthly principal payments beginning October 31, 2004 and ending September 30, 2006 with interest at the 30 day LIBOR rate plus 3%. The interest rate at June 30, 2005 was 6.14%. The monthly principal payment will be $1.3 million compared to the monthly payment on the prior loan of $1.4 million. During May 2005 we amended the loan agreement further. The second amended loan agreement continues all of the covenants of the prior agreement with certain modifications to permit additional stock purchases and/or dividends while the loan is outstanding generally in an amount no greater than 65% (increased from 50%) of net income and lowered the debt service coverage ratio from 125% to 110%.

     The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 110%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a quarterly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed sixty-five percent (65%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005. We were in compliance with the above covenants at June 30, 2005.

     In April 2005, we entered into a loan with a commercial lender providing for financing of our existing aircraft. The aircraft loan provided for funding of $2.3 million at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in May 2005 with monthly principal payments of $38,560 plus interest with a balloon payment on April 30, 2010. The loan is primarily collateralized by a first lien and security interest on the two corporate aircraft. The interest rate at June 30, 2005 was 5.39%.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At June 30, 2005, neither PPLCI nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. In April 2005, PPLCI and another of our wholly owned subsidiaries, Legal Service Plans of Virginia, Inc., paid ordinary dividends to us of $4.1 million and $3.7 million, respectively.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our annual report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies
----------------------------

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in the application of critical accounting policies or estimates during the first six months of 2005. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.


Capital and Dividend Plans
--------------------------

     We continue to evaluate the desirability of possible additional share repurchases and additional cash dividends. We declared a $0.30 per share on April 4, 2005 and have previously announced that we will continue shares repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with the covenants in our amended treasury stock term loan which limit our ability to repurchase shares or pay cash dividends. We expect to resume our open market repurchase program in the near future as we have existing authorization from the Board to purchase an additional 587,182 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.


Forward-Looking Statements
--------------------------

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of June 30, 2005 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described below. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


Risk Factors
------------

     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 - Contingencies and Part II, Item 1 - Legal Proceedings. Please refer to page 38 and 39 of our 2004 Annual Report on Form 10-K for a description of other risk factors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

     As of June 30, 2005, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. We do not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                          Hypothetical change   Estimated fair value
                                                            (In 000's)     in interest rate      after bypothetical
                                                            Fair value    (bp = basis points)  change in interest rate
                                                            -----------   -------------------  -----------------------
                                                                                                       rate
Fixed-maturity investments at June 30, 2005 (1)........      $  21,014     100 bp increase            $  19,778
                                                                           200 bp increase               18,754
                                                                            50 bp decrease               21,375
                                                                           100 bp decrease               21,817

Fixed-maturity investments at December 31, 2004 (1)....      $  27,023     100 bp increase            $  25,454
                                                                           200 bp increase               24,024
                                                                            50 bp decrease               27,605
                                                                           100 bp decrease               28,288
--------------------

(1) Excluding short-term investments with a fair value of $2.5 million at June 30, 2005 and December 31, 2004.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2005 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.3 million at that date. At December 31, 2004, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $3.0 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of June 30, 2005, we had $38.3 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes it to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, interest expense would increase by approximately $383,000. As of June 30, 2005, we had not entered into any interest rate swap agreements with respect to the term loans or the floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States.


ITEM 4.    CONTROLS AND PROCEDURES
           -----------------------

     Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

     In response, we have been aggressively engaged in a process to address these weaknesses, which will include documentation and assessment of application controls in general, and documentation and implementation of additional controls on the commission expense application. We have substantially completed the documentation of application controls and controls on the commission expense application. During the third quarter we began evaluation, testing and remediation of a substantial number of the application controls. We expect to complete our assessment of internal control over financial reporting during the fourth quarter of 2005.

     Nothing has come to the attention of management, as of July 25, 2005, which would cause us to believe that the material weaknesses described above have resulted in any material inaccuracies or errors in our financial statements as of June 30, 2005 or any prior period. However, it is possible during the completion of additional documentation, evaluation and testing we will identify one or more errors, significant deficiencies or material weaknesses.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

     See Note 2 of the Notes to Consolidated  Financial  Statements  included in
Part I, Item 1 of this report for information with respect to legal proceedings.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
         ------------------------------------------------------------

     Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock in the open market during the second quarter of 2005.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                          Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (2)
----------------------   -------------    --------------   -------------------   ---------------------
April 2005............          6,200        $  34.40                6,200               627,082
May 2005..............        161,162(1)        35.95               39,900               587,182
June 2005.............              -            -                       -               587,182
                         --------------  ----------------  --------------------
Total.................        167,362        $  35.89               46,100
                         --------------  ----------------  --------------------

-------------

(1)  Includes   121,262  shares   previously   owned  by  optionees  which  were
     surrendered in conjunction with employee option exercises.

(2) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock in the open market. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 10,000,000 shares. The most recent authorization was for 1,000,000 additional shares on August 9, 2004 and there has been no time limit set for completion of the repurchase program. In addition, we completed a tender offer for 980,518 shares in September 2004.

     See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" for a description of loan covenants that limit our ability to repurchase shares and pay dividends.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     The 2005 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 23, 2005. Voting on Proposals 1 through 4 was concluded at such meeting but voting on Proposal 5 was extended until June 22, 2005. The following matters were submitted to a vote of the Company's shareholders at the Annual Meeting.

Proposal 1 - Election of Directors.
         The results of the election for the director were as follows:
                                                                 Abstentions and
                                             Votes For           Votes Withheld
                                             ----------          ---------------
Martin H. Belsky                             13,421,902              89,008
Harland C. Stonecipher                       13,441,043              69,867


          The number of members of the Board of Directors is divided into three classes equal in size, with the term of office of one class expiring each year. The new terms of service of Mr. Stonecipher and Belsky will expire in 2008. The terms of the other four directors of the Company did not expire at the Annual Meeting. The names of such other directors and the year of expiration of their respective terms are as follows: John W. Hail - 2006; Thomas W. Smith - 2006; Peter K. Grunebaum - 2007 and Orland G. Aldridge - 2007.

Proposal 2 - Ratify the selection of Grant Thornton LLP as our independent registered public accounting firm.

         Votes For                Votes Against              Abstentions
        ----------                -------------              -----------
        13,456,118                    43,353                    11,439


Proposal 3 - Amend our Restated  Certificate of  Incorporation  to authorize the
     Board to effect a reverse stock split immediately followed by a forward stock split to reduce number of odd-lot holders

         Votes For                Votes Against              Abstentions
        ----------                -------------              -----------
        10,999,101                    71,833                    14,679


Proposal 4 - Approve voting rights for control shares owned, or to be acquired, directly or indirectly, by Thomas W. Smith and certain of his associates.

         Votes For                Votes Against              Abstentions
         ---------                -------------              -----------
         5,490,040                   356,712                    53,880


Proposal 5 - Amend our Restated Certificate of Incorporation to eliminate certain anti-takeover provisions by repealing the previous Article Eighth which requires the affirmative vote of 80% of the voting power of the outstanding stock for certain transactions.

         Votes For                Votes Against              Abstentions
        ----------                -------------              -----------
        12,413,377                   208,585                   133,673


ITEM 6.  EXHIBITS.
         ---------

(a) Exhibits:

  Exhibit No.                     Description

   3.1          Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K dated June 27, 2005)

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

  10.13         First Amendment to Loan Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma N.A., Comerica Bank and First United Bank & Trust.  (Incorporated by reference to
                Exhibit (b)(i) to the Company's Schedule TO filed on August 27, 2004

  10.14         First Amendment to Security Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc.,
                Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to
                Exhibit (b)(iii) to the Company's Schedule TO filed on August 27, 2004)

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

  10.20         Promissory Note dated April 30, 2005 between us and Bank of Oklahoma N.A. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated May 3, 2005)

  10.21         Loan Agreement dated April 30, 2005 between us and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated May 3, 2005)

  10.22         Security Agreement dated April 30, 2005 between us and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K dated May 3, 2005)

  10.23         Second Amendment to Loan Agreement dated May 6, 2005 among us, Bank of Oklahoma, N.A., Comerica
                Bank and First United Bank & Trust. (Incorporated by reference to Exhibit 10.4 of the Company's
                Report on Form 8-K dated May 3, 2005)

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

                          PRE-PAID LEGAL SERVICES, INC.

Date: July 25, 2005       /s/ Harland C. Stonecipher
                          --------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President
                          (Principal Executive Officer)

Date: July 25, 2005       /s/ Randy Harp
                          --------------------------------------
                          Randy Harp
                          Chief Operating Officer
                          (Duly Authorized Officer)

Date: July 25, 2005       /s/ Steve Williamson
                          --------------------------------------
                          Steve Williamson
                          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)



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


Date: July 25, 2005       /s/ Harland C. Stonecipher
                          --------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President





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


Date: July 25, 2005       /s/ Steve Williamson
                          --------------------------------------
                          Steve Williamson
                          Chief Financial Officer





                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


      Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2005       /s/ Harland C. Stonecipher
                          --------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President




                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


      Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2005       /s/ Steve Williamson
                          --------------------------------------
                          Steve Williamson
                          Chief Financial Officer