Form 10-Q
period 2005-09-30
PRE PAID LEGAL SERVICES INC
filed 2005-10-24
CIK 311657

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

                For The Quarterly Period Ended September 30, 2005


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|   No  | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  |X|   No  | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes | | No |X|

     The number of shares outstanding of the registrant's common stock as of October 21, 2005 was 15,467,552.
================================================================================

                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2005


                                    CONTENTS



Part I.  Financial Information

         Item 1.     Financial Statements:


                    a)   Consolidated  Balance  Sheets
                         as of September 30, 2005 (Unaudited) and December 31, 2004

                    b) Consolidated Statements of Income (Unaudited) for the three months and nine months ended September 30, 2005 and 2004

                    c)   Consolidated   Statements   of   Comprehensive   Income
                         (Unaudited) for the three months and nine months ended September 30, 2005 and 2004

                    d) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and 2004

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

         Item 6.     Exhibits

Signatures





ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                        September 30,     December 31,
                                                                                             2005             2004
                                                                                        -------------    -------------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents........................................................     $     25,170     $     25,972
  Available-for-sale investments, at fair value....................................            3,800              804
  Membership fees receivable.......................................................            5,106            4,961
  Inventories......................................................................            1,133            1,623
  Refundable income taxes..........................................................                -            1,241
  Deferred member and associate service costs......................................           17,283           15,420
  Deferred income taxes............................................................            4,832            4,829
                                                                                        -------------    -------------
      Total current assets.........................................................           57,324           54,850
Available-for-sale investments, at fair value......................................           19,336           25,455
Investments pledged................................................................            4,008            4,381
Property and equipment, net........................................................           49,680           51,232
Deferred member and associate service costs........................................            3,067            2,580
Other assets.......................................................................           10,955            7,566
                                                                                        -------------    -------------
        Total assets...............................................................     $    144,370     $    146,064
                                                                                        -------------    -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..............................................................     $     11,529     $     10,340
  Deferred revenue and fees........................................................           27,043           24,585
  Current portion of capital leases payable........................................              321              338
  Current portion of notes payable.................................................           18,498           18,036
  Common stock dividends payable...................................................                -            7,796
  Accounts payable and accrued expenses............................................           16,398           15,451
                                                                                        -------------    -------------
    Total current liabilities......................................................           73,789           76,546
  Capital leases payable...........................................................            1,300            1,618
  Notes payable....................................................................           15,182           27,050
  Deferred revenue and fees........................................................            3,102            2,361
  Deferred income taxes ...........................................................            2,988            4,248
  Other non-current liabilities....................................................            3,663            2,794
                                                                                        -------------    -------------
      Total liabilities............................................................          100,024          114,617
                                                                                        -------------    -------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 20,314 and
    20,464 issued at September 30, 2005 and December 31, 2004, respectively........              203              205
  Retained earnings................................................................          142,765          129,290
  Accumulated other comprehensive income...........................................              406              980
  Treasury stock, at cost; 4,852 shares held at
    September 30, 2005 and December 31, 2004.......................................          (99,028)         (99,028)
                                                                                        -------------    -------------
      Total stockholders' equity...................................................           44,346           31,447
                                                                                        -------------    -------------
        Total liabilities and stockholders' equity.................................     $    144,370     $    146,064
                                                                                        -------------    -------------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,              September 30,
                                                                   ----------------------  ------------------------
                                                                      2005        2004         2005         2004
                                                                   ---------- -----------  -----------  -----------
Revenues:
  Membership fees.............................................     $  99,009  $   89,317   $  288,606   $  264,187
  Associate services..........................................         7,335       6,132       21,552       18,607
  Other.......................................................         1,238       1,404        3,938        4,097
                                                                   ---------- -----------  -----------  -----------
                                                                     107,582      96,853      314,096      286,891
                                                                   ---------- -----------  -----------  -----------
Costs and expenses:
  Membership benefits.........................................        34,919      31,100      101,350       90,835
  Commissions.................................................        37,374      30,097      107,871       88,960
  Associate services and direct marketing.....................         7,687       7,304       24,746       21,611
  General and administrative..................................        12,015      11,083       35,451       32,033
  Other, net..................................................         2,390       2,526        7,357        7,215
                                                                   ---------- -----------  -----------  -----------
                                                                      94,385      82,110      276,775      240,654
                                                                   ---------- -----------  -----------  -----------

Income before income taxes....................................        13,197      14,743       37,321       46,237
Provision for income taxes....................................         4,553       5,086       12,876       15,952
                                                                   ---------- -----------  -----------  -----------
Net income....................................................     $   8,644  $    9,657   $   24,445   $   30,285
                                                                   ---------- -----------  -----------  -----------

Basic earnings per common share...............................     $     .56  $      .59   $     1.58   $     1.83
                                                                   ---------- -----------  -----------  -----------

Diluted earnings per common share.............................     $     .55  $      .58   $     1.55   $     1.82
                                                                   ---------- -----------  -----------  -----------

Dividends declared per common share...........................     $       -  $        -   $      .30   $        -
                                                                   ---------- -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,              September 30,
                                                                   ----------------------  ------------------------
                                                                      2005        2004         2005         2004
                                                                   ---------- -----------  -----------  -----------
Net income.....................................................    $   8,644  $    9,657    $  24,445   $   30,285
                                                                   ---------- -----------  -----------  -----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................          162         119          147           78
                                                                   ---------- -----------  -----------  -----------
  Unrealized (losses) gains on investments:
    Unrealized holding (losses) gains arising during period....         (234)        (71)        (731)        (171)
    Reclassification adjustment for realized losses (gains)
      included in net income...................................            1         (13)          10          (55)
                                                                   ---------- -----------  -----------  -----------
                                                                        (233)        (84)        (721)        (226)
                                                                   ---------- -----------  -----------  -----------
Other comprehensive income (loss), net of income taxes
 of $(152) and ($45) for the three months ended and ($463)
 and ($122) for the nine months ended September 30, 2005
 and 2004, respectively........................................          (71)         35         (574)        (148)
                                                                   ---------- -----------  -----------  -----------
Comprehensive income...........................................    $   8,573  $    9,692    $  23,871   $   30,137
                                                                   ---------- -----------  -----------  -----------


   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                        September 30,
                                                                                     ----------------------
                                                                                        2005        2004
                                                                                     ---------- -----------

Cash flows from operating activities:
Net income.......................................................................    $  24,445  $   30,285
Adjustments to reconcile net income to net cash provided
  by operating activities:
  (Benefit) provision for deferred income taxes..................................         (875)        756
  Depreciation and amortization..................................................        5,462       5,840
  Tax benefit on exercise of stock options.......................................        1,137         214
  Contribution to ESOP...........................................................            -         231
                                                                                     ---------- -----------
    Cash provided by operating activities before changes in assets and liabilities      30,169      37,326
  Increase in Membership income receivable.......................................         (145)       (141)
  Decrease (increase) in inventories.............................................          490        (500)
  Decrease (increase) in refundable income taxes.................................        1,241      (1,280)
  Increase in deferred member and associate service costs........................       (2,350)       (810)
  Increase in other assets.......................................................       (3,389)     (2,162)
  Increase in accrued Membership benefits........................................        1,189         742
  Increase (decrease) in deferred revenue and fees...............................        3,199         (24)
  Increase in other non-current liabilities......................................          869         992
  Increase (decrease) in accounts payable and accrued expenses...................        1,094      (3,638)
                                                                                     ---------- -----------
    Net cash provided by operating activities....................................       32,367      30,505
                                                                                     ---------- -----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (3,910)     (6,340)
  Purchases of investments - available for sale..................................      (10,190)     (7,919)
  Maturities and sales of investments - available for sale.......................       12,577      16,154
                                                                                     ---------- -----------
    Net cash (used in) provided by investing activities..........................       (1,523)      1,895
                                                                                     ---------- -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options........................................        4,180       1,442
  Proceeds from issuance of debt.................................................        2,314      19,000
  Decrease in capital lease obligations..........................................         (335)        (12)
  Common stock dividends paid....................................................      (12,412)          -
  Repayments of debt.............................................................      (13,720)    (12,826)
  Purchases and retirement of treasury stock.....................................      (11,673)    (10,481)
                                                                                     ---------- -----------
    Net cash used in financing activities .......................................      (31,646)     (2,877)
                                                                                     ---------- -----------

Net decrease in cash and cash equivalents........................................         (802)     29,523
Cash and cash equivalents at beginning of period.................................       25,972      21,459
                                                                                     ---------- -----------
Cash and cash equivalents at end of period.......................................    $  25,170  $   50,982
                                                                                     ---------- -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................    $   1,818  $    1,127
                                                                                     ---------- -----------
  Cash paid for income taxes.....................................................    $  11,015  $   16,000
                                                                                     ---------- -----------
  Increase in treasury stock tender offer payable................................    $       -  $   25,495
                                                                                     ---------- -----------
  Purchases of treasury stock pursuant to tender offer...........................    $       -  $  (25,495)
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

     In our opinion, the accompanying unaudited financial statements as of September 30, 2005, and for the three month and nine month periods ended
September 30, 2005 and 2004, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of results expected for the full year.

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

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                 -----------------------   -----------------------
                                                                   2005         2004         2005          2004
                                                                 ----------  -----------   ----------  -----------
Net income, as reported...................................       $   8,644   $    9,657    $  24,445   $   30,285
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects................               -            -            -         (441)
                                                                 ----------  -----------   ----------  -----------
Pro forma net income......................................       $   8,644   $    9,657    $  24,445   $   29,844
                                                                 ----------  -----------   ----------  -----------
Earnings per share:
    Basic - as reported...................................       $    .56    $     .59     $   1.58    $    1.83
    Basic - pro forma.....................................       $    .56    $     .59     $   1.58    $    1.80
    Diluted - as reported.................................       $    .55    $     .58     $   1.55    $    1.82
    Diluted - pro forma...................................       $    .55    $     .58     $   1.55    $    1.79





Note 2 - Contingencies

     We and various executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that we issued false and misleading financial information, primarily related to the method we used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted our motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of December 31, 2003, the briefing in the appeal had been completed. On January 14, 2004 oral argument was held in the appeal and as of October 22, 2005, a decision was pending. We are unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2004, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of October 22, 2005, as a result of dismissals, summary judgments, or settlements for nominal amounts, we were aware of approximately 1 lawsuit involving 4 plaintiffs in Alabama. As of October 22, 2005, we were aware of 7 separate lawsuits involving approximately 406 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name our former provider attorney in Mississippi as a defendant. In Mississippi, we filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which we seek to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of our Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings in Mississippi in November and December 2005, and seek varying amounts of actual and punitive damages. We have tried three separate lawsuits in Mississippi. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in our favor, including other named defendants, on all claims on October 19, 2004, while the second and third trials in Mississippi resulted in insubstantial plaintiffs' verdicts on February 15, 2005 and May 9, 2005, respectively. On July 18, 2005 the Circuit Judge in the May 9, 2005 trial entered an order granting plaintiff's motion to reconsider the submission of the issue of punitive damages to the jury, and set the case for trial on that issue in November 2005. Pre-Paid is seeking appellate relief from the final judgment in that case and the recent order. On August 16, 2005 the Circuit Judge in the February 15, 2005 trial overturned the jury's finding of fraud and fraudulent misrepresentation on the grounds that the evidence was insufficient to support those claims and reduced the damages awarded by the jury to a total of $525 for four plaintiffs. Although the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. Additional suits of a similar nature have been threatened. The ultimate outcome of any particular case is not determinable.

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

     On March 1, 2002, an action was filed in the United States District Court for the Western District of Oklahoma by Caroline Sandler, Robert Schweikert, Sal Corrente, Richard Jarvis and Vincent Jefferson against us and certain executive officers. This action is a putative class action seeking unspecified damages filed on behalf of our sales associates and alleges that the marketing plan offered by us constitutes a security under the Securities Act of 1933 and seeks remedies for failure to register the marketing plan as a security and for violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with representations alleged to have been made in connection with the marketing plan. The complaint also alleges violations of the Oklahoma Securities Act, the Oklahoma Business Opportunities Sales Act, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and violation of the Oklahoma Consumer Protection Act and negligent supervision. This case is subject to the Private Litigation Securities Reform Act. Pursuant to the Act, the Court has approved the named plaintiffs and counsel and an amended complaint was filed in August 2002. The Pre-Paid defendants filed motions to dismiss the complaint and to strike the class action allegations on September 19, 2002, and discovery in the action was stayed pending a ruling on the motion to dismiss. On July 24, 2003, the Court granted in part and denied in part the Pre-Paid defendants' motion to dismiss. The claims asserted under the Securities Exchange Act of 1934 and the Oklahoma Securities were dismissed without prejudice. The motion was denied as to the remaining claims. On September 8, 2004, the Court denied plaintiffs' motion for class certification. Plaintiffs petitioned the Tenth Circuit Court of Appeals for permission to appeal the class certification ruling, and the Tenth Circuit Court of Appeals denied the petition for interlocutory appeal. On September 8, 2005 all remaining plaintiffs dismissed all remaining claims with prejudice. This matter is therefore concluded and will not appear in this note in the future.

     On  October  3, 2005 we  received  a Civil  Investigative  Demand  from the
Commissioner of Consumer Protection of the State of Connecticut requesting information relating to our memberships and commissions to associates in Connecticut. As of October 21, 2005, we were in the process of responding to the request. The ultimate outcome of this matter is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at September 30, 2005 was $2.5 million. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.


Note 3 - Treasury Stock Purchases

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 10 million shares during subsequent board meetings. At September 30, 2005, we had purchased 9.4 million treasury shares under these authorizations for a total consideration of $222.5 million, an average price of $23.64 per share. We purchased and formally retired 1,100 shares of our common stock during the 2005 third quarter for $52,235, or an average price of $47.49 per share, reducing our common stock by $11 and our retained earnings by $52,224. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.





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

                                                                            Three Months         Nine Months
                                                                               Ended                Ended
                                                                           September 30,        September 30,
                                                                        -------------------  -------------------
                                                                          2005       2004      2005       2004
                                                                        --------- ---------  --------- ---------
Basic Earnings Per Share:
Earnings:
Net income...........................................................    $  8,644 $   9,657   $ 24,445 $  30,285
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      15,451    16,481     15,471    16,572
                                                                        --------- ---------  --------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $  8,644 $   9,657   $ 24,445 $  30,285
                                                                        --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      15,451    16,481     15,471    16,572
Assumed exercise of options..........................................         275       100        282       105
                                                                        --------- ---------  --------- ---------
Weighted average number of shares, as adjusted.......................      15,726    16,581     15,753    16,677
                                                                        --------- ---------  --------- ---------

Shares issued pursuant to option exercises...........................          45       185         40        76
                                                                        --------- ---------  --------- ---------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 553,000 shares for the three months and 583,000 shares for the nine months ended September 30, 2004, respectively, with an average exercise price of $27.85 and $27.58, respectively, were excluded from the calculation of diluted earnings per share for the respective periods. No options were excluded for the three months and nine months ended September 30, 2005.


Note 5 - Recently Issued Accounting Pronouncements

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

Note 6 - Notes Payable

     On June 11, 2002, we entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of our new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The interest rate at September 30, 2005 was 5.97%. The real estate loan agreement provides for financial covenants substantially the same as those described below for the amended stock purchase loan.

     During the 2003 third quarter, we arranged $25 million in additional financing for treasury stock purchases from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003 with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR rate plus three percent, adjusted monthly. During August 2004, we amended the terms of the loan agreement with these banks to increase the loan amount to $31.5 million and allow for additional treasury stock purchases of up to $31.5 million. We fully funded the loan on September 30, 2004 which resulted in a net increase in credit of $19.0 million above the outstanding balance of our existing treasury stock term loan of $12.5 million at the time. Proceeds of this loan together with existing cash resources were used to purchase treasury shares. The amortization of the amended loan has been modified to provide for repayment over 24 months in equal monthly principal payments beginning October 31, 2004 and ending September 30, 2006 with interest at the 30 day LIBOR rate plus 3%. The interest rate at September 30, 2005 was 6.72%. The monthly principal payment is $1.3 million compared to the monthly payment on the prior loan of $1.4 million. During May 2005 we amended the loan agreement further. The second amended loan agreement continues all of the covenants of the prior agreement with certain modifications to permit additional stock purchases and/or dividends while the loan is outstanding generally in an amount no greater than 65% (increased from 50%) of net income, as defined below, and lowered the debt service coverage ratio from 125% to 110%.

     The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 110%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a quarterly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed sixty-five percent (65%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period through March 31, 2005, $15 million through December 31, 2005 and $25 million thereafter. We were in compliance with the above covenants at September 30, 2005.

     In April 2005, we entered into a loan with a commercial lender providing for financing of our existing aircraft. The aircraft loan provided for funding of $2.3 million at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in May 2005 with monthly principal payments of $39,000 plus interest with a balloon payment on April 30, 2010. The loan is primarily collateralized by a first lien and security interest on the two corporate aircraft. The interest rate at September 30, 2005 was 5.97%.


         A schedule of outstanding balances as of September 30, 2005 is as follows:

                          Real estate line of credit.........................    $      15,809
                          Stock purchase line of credit......................           15,750
                          Aircraft...........................................            2,121
                                                                                 -------------
                          Total notes payable................................           33,680
                          Less: Current portion of notes payable.............           18,498
                                                                                 -------------
                          Long term portion..................................    $      15,182
                                                                                 -------------


         A schedule of future maturities as of September 30, 2005 is as follows:

                          Repayment Schedule commencing October 2005:
                          Year 1.............................................    $      18,498
                          Year 2.............................................            2,748
                          Year 3.............................................           11,701
                          Year 4.............................................              463
                          Year 5.............................................              270
                                                                                 -------------
                          Total notes payable................................    $      33,680
                                                                                 -------------




ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2004, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the third quarter of 2005 compared to the third quarter of 2004 and the second quarter of 2005 and for the nine months ended September 30, 2005 compared to the comparable period of 2004 (Table amounts in 000's) The sum of the percentages in the tables may not total due to rounding.:



 Three Months Ended September 30, 2005   Three               %          %       Three             Three
               compared to               Months            Change    Change     Months            Months
  Three Months Ended September 30, 2004  Ended      % of    from      from      Ended    % of      Ended      % of
             and compared to            Sept. 30,  Total    Prior   Sequential Sept. 30, Total    June 30,   Total
    Three Months Ended June 30, 2005       2005    Revenue   Year     Period     2004    Revenue     2005    Revenue
--------------------------------------  ---------- ------- -------  ---------- --------- -------  --------   -------
Revenues:
  Membership fees....................    $99,009     92.0    10.9      2.0      $89,317    92.2    $97,093     91.9
  Associate services.................      7,335      6.8    19.6      2.2        6,132     6.3      7,175      6.8
  Other..............................      1,238      1.2   (11.8)    (8.4)       1,404     1.5      1,351      1.3
                                        ---------- ------- -------  ---------- --------- -------  --------   -------
                                         107,582    100.0    11.1      1.9       96,853   100.0    105,619    100.0
                                        ---------- ------- -------  ---------- --------- -------  --------   -------
Costs and expenses:
  Membership benefits................     34,919     32.5    12.3      3.6       31,100    32.1     33,710     31.9
  Commissions........................     37,374     34.7    24.2     (3.7)      30,097    31.1     38,820     36.8
  Associate services and direct            7,687      7.2     5.2     (3.5)       7,304     7.5      7,963      7.5
    marketing........................
  General and administrative.........     12,015     11.2     8.4     (2.6)      11,083    11.4     12,337     11.7
  Other, net.........................      2,390      2.2    (5.4)     2.8        2,526     2.6      2,326      2.2
                                        ---------- ------- -------  ---------- --------- -------  --------   -------
                                          94,385     87.7    15.0      (.8)      82,110    84.8     95,156     90.1
                                        ---------- ------- -------  ---------- --------- -------  --------   -------
Income before income taxes...........     13,197     12.3   (10.5)    26.1       14,743    15.2     10,463      9.9
Provision for income taxes...........      4,553      4.2   (10.5)    26.1        5,086     5.3      3,610      3.4
                                        ---------- ------- -------  ---------- --------- -------  --------   -------
Net income                               $ 8,644      8.0   (10.5)    26.1     $  9,657    10.0    $ 6,853      6.5
                                        ---------- ------- -------  ---------- --------- -------  --------   -------






                                          Nine               %        Nine
                                         Months            Change    Months
 Nine Months Ended September 30, 2005    Ended      % of    from      Ended     % of
              compared to               Sept. 30,  Total    Prior    Sept. 30,  Total
 Nine Months Ended September 30, 2004:     2005    Revenue   Year      2004    Revenue
--------------------------------------  ---------  -------  -------  --------- -------
Revenues:
  Membership fees....................    $288,606    91.9     9.2    $264,187    92.1
  Associate services.................      21,552     6.9    15.8      18,607     6.5
  Other..............................       3,938     1.3    (3.9)      4,097     1.4

                                          314,096   100.0     9.5     286,891   100.0
Costs and expenses:
  Membership benefits................     101,350    32.3    11.6      90,835    31.7
  Commissions........................     107,871    34.3    21.3      88,960    31.0
  Associate services and direct            24,746     7.9    14.5      21,611     7.5
  marketing..........................
  General and administrative.........      35,451    11.3    10.7      32,033    11.2
  Other, net.........................       7,357     2.3     2.0       7,215     2.5

                                          276,775    88.1    15.0     240,654    83.9

Income before income taxes...........      37,321    11.9   (19.3)     46,237    16.1
Provision for income taxes...........      12,876     4.1   (19.3)     15,952     5.6
                                        ---------- -------  ------  ---------- --------
Net income...........................    $ 24,445     7.8   (19.3)   $ 30,285    10.6
                                        ---------- -------  ------  ---------- --------



                                                                        Three Months Ended
                                                                        ------------------
New Memberships:                                                9/30/2005    6/30/2005   9/30/2004
----------------                                                ---------    ---------   ---------
New legal service membership sales.......................        171,281      174,202      157,058
New "stand-alone" IDT membership sales...................          8,583        8,588        4,906
                                                                ---------    ---------   ---------
         Total new membership sales......................        179,864      182,790      161,964
                                                                ---------    ---------   ---------

New "add-on" IDT membership sales........................        118,556      116,723       87,136
Average Annual Membership fee (see note below)...........        $335.67      $333.71      $313.40
Active Memberships:
-------------------
Active legal service memberships at end of period........      1,502,022    1,490,276    1,422,444
Active "stand-alone" IDT memberships at end of period (see
    note below)..........................................         45,785       39,071       21,302
                                                                ---------    ---------   ---------
         Total active memberships at end of period.......      1,547,807    1,529,347    1,443,746
                                                                ---------    ---------   ---------

Active "add-on" IDT memberships at end of period (see note
    below)...............................................        439,962      397,749      247,370

New Sales Associates:
---------------------
New sales associates recruited...........................         67,321       69,790       37,216
Average enrollment fee paid by new sales associates......         $50.12       $51.45      $114.12
Average Membership fee in force:
--------------------------------
Average Annual Membership fee............................        $285.18      $281.91      $271.77

Note - reflects 6,902 net transfers from "add-on" status to "stand-alone" status during the quarter. Previous quarter average annual membership fee written restated to conform to current period calculation.

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

     Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS No. 123R"). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim period that begins after June 15, 2005. On April 14, 2005, during our 2005 second quarter, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We estimate the adoption of FAS No. 123R, using the modified prospective method, which results in no restatement of the Company's previously issued annual consolidated financial statements, will not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.


Results of Operations - Third Quarter of 2005 compared to Third Quarter of 2004
-------------------------------------------------------------------------------

     Net income decreased 10% for the third quarter of 2005 to $8.6 million from $9.7 million for the prior year's third quarter primarily due to an increase in commission expense of $7.3 million caused by more new memberships sold during the 2005 third quarter, an increase in Membership benefits expense of $3.8 million and an increase in general and administrative expenses of $900,000 partially offset by a $9.7 million increase in Membership fees. Diluted earnings per share decreased 5% to 55 cents per share from 58 cents per share for the prior year's comparable quarter due to the 10% decrease in net income partially offset by an approximate 5% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $99.0 million during the 2005 third quarter compared to $89.3 million for 2004, an increase of 11%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 11% during the three months ended September 30, 2005 to 179,864 from 161,964 during the comparable period of 2004. At September 30, 2005, there were 1,547,807 active Memberships in force compared to 1,443,746 at September 30, 2004, an increase of 7%. Additionally, the average annual fee per Membership has increased from $272 for all Memberships in force at September 30, 2004 to $285 for all Memberships in force at September 30, 2005, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue increased 20% from $6.1 million for the third quarter of 2004 to $7.3 million during the comparable period of 2005 with an 81% increase in new associates recruited. Total new associates enrolled during the third quarter of 2005 were 67,321 compared to 37,216 for the same period of 2004. Average enrollment fees paid by new sales associates during the 2005 third quarter were $50 compared to $114 for the comparable period of 2004 due to specialized reduced rate $49 enrollment programs aimed at varying market niches. We expect to continue some form of reduced enrollment programs for the remainder of the year. Associate fees decreased from $3.6 million for the third quarter of 2004 to $3.4 million during the comparable period of 2005. Future revenues from associate services will depend primarily on the number of new associates enrolled, the average enrollment fee paid and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses. The eService fees increased 59% to $2.9 million during the third quarter of 2005 compared to $1.8 million for the comparable period of 2004.

     Other revenue decreased $166,000 from $1.4 million for the 2004 third quarter to $1.2 million for the 2005 third quarter.

     Primarily as a result of the increase in Membership fees, total revenues increased to $107.6 million for the three months ended September 30, 2005 from $96.9 million during the comparable period of 2004, an increase of 11%.

     Membership benefits totaled $34.9 million for the three months ended September 30, 2005 compared to $31.1 million for the comparable period of 2004, and represented 35% of Membership fees for both the 2005 and 2004 periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) pertaining to legal service plans should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if we continue to increase the number of Identity Theft Shield Memberships in force.

     Commissions to associates increased 24% to $37.4 million for the three months ended September 30, 2005 compared to $30.1 million for the comparable period of 2004, and represented 38% and 34% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. New memberships sold during the three months ended September 30, 2005 totaled 179,864, an 11% increase from the 161,964 sold during the comparable period of 2004. Commissions to associates per new membership sold were $208 per membership for the three months ended September 30, 2005 compared to $186 for the comparable period of 2004. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $7.7 million for the three months ended September 30, 2005 from $7.3 million for the comparable period of 2004. The increase was primarily a result of increased costs for incentive trips and bonuses and increased costs for materials sent to new associates due to large increase in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended September 30, 2005 and 2004 were $12.0 million and $11.1 million, respectively, and represented 12% of Membership fees for both periods. The 2005 third quarter reflects increased accounting fees and consulting fees related to our Sarbanes-Oxley compliance efforts, increased expenses related to bank service charges due to the increases in legal plans and Identity Theft Shield Memberships, increased employee costs and increased printing and stationary expenses partially offset by lower legal fees.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $2.4 million for the three months ended September 30, 2005 compared to $2.5 million for the 2004 comparable period. Depreciation decreased slightly to $1.8 million for the third quarter of 2005 from $1.9 million for the comparable period of 2004. Interest expense increased to $612,000 during the 2005 period from $500,000 during the comparable period of 2004 as a result of higher indebtedness and a higher average interest rate. Premium taxes increased from $441,000 for the three months ended September 30, 2004 to $501,000 for the comparable period of 2005, primarily as a result of increases in Membership fees in certain jurisdictions where we pay premium taxes. Interest income increased $90,000 to $441,000 for the three months ended September 30, 2005 from $351,000 for the comparable period of 2004, primarily due to higher average interest rates.

     We have recorded a provision for income taxes of $4.6 million and $5.1 million (34.5% of pretax income) for the third quarter of 2005 and 2004, respectively.


Results of Operations - Third Quarter of 2005 compared to the Second  Quarter of
--------------------------------------------------------------------------------
2005
----

     Third quarter 2005 membership fees increased 2% to $99.0 million from $97.1 million for the second quarter of 2005. Associate services revenues increased approximately $160,000 to $7.3 million for the 2005 third quarter from $7.2 million for the second quarter. Associates services and direct marketing expenses decreased approximately $276,000. Membership benefits represented 35% of membership fees in both periods. Commissions were 38% vs. 40% of membership fees for the third and second quarters, respectively due to a 2% decline in new legal service membership sales partially offset by a 2% increase in "add-on" Identity Theft sales. General and administrative expenses represented 12% vs. 13% of membership fees for the third and second quarters, respectively.


Results of  Operations - First nine months of 2005 compared to first nine months
--------------------------------------------------------------------------------
of 2004
-------

     Net income decreased 19% for the first nine months of 2005 to $24.4 million from $30.3 million for the prior year's comparable period primarily due to an increase in commission expense of $18.9 million caused by more new memberships sold during the 2005 period, an increase in Membership benefits expense of $10.5 million and an increase in general and administrative expenses of $3.4 million partially offset by a $24.4 million increase in Membership fees. Diluted earnings per share decreased 15% to $1.55 per share from $1.82 per share for the prior year's comparable nine month period due to the 19% decrease in net income partially offset by an approximate 6% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $288.6 million during the first nine months of 2005 compared to $264.2 million for the comparable period of 2004, an increase of 9%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new
Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 16% during the nine months ended September 30, 2005 to 543,533 from 467,629 during the comparable period of 2004. At September 30, 2005, there were 1,547,807 active Memberships in force compared to 1,443,746 at September 30, 2004, an increase of 7%. Additionally, the average annual fee per Membership has increased from $272 for all Memberships in force at September 30, 2004 to $285 for all Memberships in force at September 30, 2005, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue increased 16% from $18.6 million for the first nine months of 2004 to $21.6 million during the comparable period of 2005 primarily as a result of approximately 189% more new associates recruited offset by a significantly lower enrollment fee. Total new associates enrolled during the first nine months of 2005 were 190,055 compared to 65,723 for the same period of 2004. Although overall recruiting was 189% higher, associate fees increased 1% from $10.8 million for the first nine months of 2004 to $10.9 million during the comparable period of 2005. We expect to continue some form of reduced enrollment programs for the remainder of the year. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Fast Start program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses. The eService fees increased 36% to $7.6 million during the first nine months of 2005 compared to $5.6 million for the comparable period of 2004.

     Other revenue decreased slightly to $3.9 million for the first nine months of 2005 from $4.1 million for the 2004 period.

     Primarily as a result of the increase in Membership fees, total revenues increased to $314.1 million for the nine months ended September 30, 2005 from $286.9 million during the comparable period of 2004, an increase of 9%.

     Membership benefits totaled $101.4 million for the nine months ended September 30, 2005 compared to $90.8 million for the comparable period of 2004, and represented 35% and 34% of Membership fees for the 2005 and 2004 periods, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if the Company continues to sell significant numbers of Identity Theft Shield Memberships.

     Commissions to associates increased 21% to $107.9 million for the nine months ended September 30, 2005 compared to $89.0 million for the comparable period of 2004, and represented 37% and 34% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the nine months ended September 30, 2005 totaled 543,533, a 16% increase from the 467,629 sold during the comparable period of 2004. Commissions to associates per new membership sold were $198 per membership for the nine months ended September 30, 2005 compared to $190 for the comparable period of 2004. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $24.7 million for the nine months ended September 30, 2005 from $21.6 million for the comparable period of 2004. The increase was primarily a result of increased costs for incentive trips and bonuses and increased costs for materials sent to new associates due to large increase in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the nine months ended September 30, 2005 and 2004 were $35.5 million and $32.0 million, respectively, and represented 12% of Membership fees for both periods. The increases in general and administrative expense reflect higher levels of expenses related to employee costs, printing and stationary, accounting fees and consulting fees related to our Sarbanes-Oxley compliance efforts and increased expenses related to bank service charges due to the increases in legal plans and Identity Theft Shield Memberships partially offset by lower legal fees.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $7.4 million for the nine months ended September 30, 2005 compared to $7.2 million for the 2004 comparable period. Depreciation decreased slightly to $5.5 million for the first nine months of 2005 from $5.8 million for the comparable period of 2004. Interest expense increased to $1.9 million during the 2005 period from $1.4 million during the comparable period of 2004 as a result of higher indebtedness and a higher average interest rate. Premium taxes increased from $1.3 million for the nine months ended September 30, 2004 to $1.6 million for the comparable period of 2005, primarily as a result of increases in Membership fees in certain jurisdictions where we pay premium taxes. Interest income remained at $1.2 million for both nine month periods.

     We have recorded a provision for income taxes of $12.9 million and $16.0 million (34.5% of pretax income) for the first nine months of 2005 and 2004, respectively.


Liquidity and Capital Resources
-------------------------------
     General
     Consolidated net cash provided from operating activities for the first nine months of 2005 increased $1.9 million to $32.4 million from $30.5 million for the 2004 period, although cash provided from operating activities before changes in working capital items decreased $7.2 million from $37.3 million to $30.2 million. The decrease of $7.2 million resulted primarily from the decrease in net income of $5.8 million.

     Consolidated net cash used in investing activities was $1.5 million for the first nine months of 2005 compared to net cash provided by investing activities of $1.9 million for the comparable period of 2004. This $3.4 million change in investing activities resulted from a $2.3 million increase in investment
purchases  and  a  $3.6  million   decrease  in  the  maturities  and  sales  of
investments, partially offset by the $2.4 million decrease in additions to property and equipment.

     Net cash used in financing activities during the first nine months of 2005 was $31.6 million compared to $2.9 million for the comparable period of 2004. This $28.8 million change was primarily comprised of the $16.7 million decrease in proceeds from issuance of debt; the $12.4 million increase in common stock dividends paid and the $1.2 million increase in purchases of treasury stock partially offset by a $2.7 million increase in proceeds from exercise of stock options.

     We purchased and formally retired 336,100 shares of our common stock during the first nine months of 2005 for $11.7 million, or an average price of $34.73, reducing our common stock by $3,361 and our retained earnings by $11.7 million. We had a consolidated working capital deficit of $16.5 million at September 30, 2005, a decrease of $5.2 million compared to a consolidated working capital deficit of $21.7 million at December 31, 2004. The decrease was primarily due to a $7.8 million decrease in common stock dividends payable, a $3.0 million increase in the current portion of available-for-sale investments and a $1.9 million increase in deferred member and associate service costs partially offset by a $1.2 million decrease in refundable income taxes and a $2.5 million increase in deferred revenue and fees. The $16.5 million working capital deficit at September 30, 2005 would have been a $6.7 million working capital deficit excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     At September 30, 2005 we reported $48.3 million in cash and cash equivalents and unpledged investments compared to $52.2 million at December 31, 2004. Our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the nine months ended September 30, 2005, we advanced commissions, net of chargebacks, of $108.6 million on new Membership sales compared to $81.1 million for the same period of 2004. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing its commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of September 30, 2005, and related activity for the nine month period then ended, were:

                                                                                   (Amounts in 000's)
                                                                                   ------------------
Beginning unearned advance commission payments (1)...............................   $   183,060
Advance commission payments, net.................................................       108,641
Earned commissions applied.......................................................       (94,992)
Advance commission payment write-offs............................................        (1,834)
                                                                                   ------------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       194,875
Estimated unrecoverable advance commission payments (1)..........................       (31,785)
                                                                                   ------------------
Ending unearned advance commission payments, net (1).............................   $   163,090
                                                                                   ------------------


(1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $37.8 million. As such, at September 30, 2005 future commission payments and related expense should be reduced as unearned advance commission payments of $125 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at September 30, 2005 of $48.3 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases to the extent permitted by the terms of our amended stock purchase loan.

     On June 11, 2002, we entered into two line of credit agreements totaling $30 million with a commercial lender providing for a treasury stock purchase line and a real estate line for funding of our new corporate office complex. The treasury stock line of credit provided for funding of up to $10 million to finance treasury stock purchases and has been repaid. The real estate line of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $191,000 plus interest with a balloon payment on September 30, 2008. The loan is primarily collateralized by a first mortgage on the 87 acre construction site, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The interest rate at September 30, 2005 was 5.97%. The real estate loan agreement provides for financial covenants substantially the same as those described below for the amended stock purchase loan.

     During the 2003 third quarter, we arranged $25 million in additional financing for treasury stock purchases from a group of banks, consisting of Bank of Oklahoma, Comerica Bank and First United Bank and Trust. The $25 million was fully funded on November 30, 2003 with scheduled monthly principal payments of $1.4 million beginning December 31, 2003 through May 31, 2005 with interest at the 30 day LIBOR rate plus three percent, adjusted monthly. During August 2004, we amended the terms of the loan agreement with these banks to increase the loan amount to $31.5 million and allow for additional treasury stock purchases of up to $31.5 million. We fully funded the loan on September 30, 2004 which resulted in a net increase in credit of $19.0 million above the outstanding balance of our existing treasury stock term loan of $12.5 million at the time. Proceeds of this loan together with existing cash resources were used to purchase treasury shares. The amortization of the amended loan has been modified to provide for repayment over 24 months in equal monthly principal payments beginning October 31, 2004 and ending September 30, 2006 with interest at the 30 day LIBOR rate plus 3%. The interest rate at September 30, 2005 was 6.72%. The monthly principal payment is $1.3 million compared to the monthly payment on the prior loan of $1.4 million. During May 2005 we amended the loan agreement further. The second amended loan agreement continues all of the covenants of the prior agreement with certain modifications to permit additional stock purchases and/or dividends while the loan is outstanding generally in an amount no greater than 65% (increased from 50%) of net income, as defined below, and lowered the debt service coverage ratio from 125% to 110%.

     The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 110%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a quarterly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed sixty-five percent (65%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period through March 31, 2005, $15 million through December 31, 2005 and $25 million thereafter. We were in compliance with the above covenants at September 30, 2005.

     In April 2005, we entered into a loan with a commercial lender providing for financing of our existing aircraft. The aircraft loan provided for funding of $2.3 million at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in May 2005 with monthly principal payments of $39,000 plus interest with a balloon payment on April 30, 2010. The loan is primarily collateralized by a first lien and security interest on the two corporate aircraft. The interest rate at September 30, 2005 was 5.97%.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At September 30, 2005, neither PPLCI nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. In April 2005, PPLCI and another of our wholly owned subsidiaries, Legal Service Plans of Virginia, Inc., paid ordinary dividends to us of $4.1 million and $3.7 million, respectively.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our annual report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies
----------------------------

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in the application of critical accounting policies or estimates during the first nine months of 2005. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------

     We continue to evaluate the desirability of possible additional share repurchases and additional cash dividends. We declared a dividend of $0.30 per share on April 4, 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with the covenants in our amended treasury stock term loan which limit our ability to repurchase shares or pay cash dividends. We expect to resume our open market repurchase program in the near future as we have existing authorization from the Board to purchase an additional 586,082 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
--------------------------

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of September 30, 2005 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described below. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

     As of September 30, 2005, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. We do not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                          Hypothetical change       Estimated fair value
                                                            (In 000's)     in interest rate         after hypothetical
                                                            Fair value    (bp = basis points)     change in interest rate
                                                            ----------    -------------------     -----------------------
Fixed-maturity investments at September 30, 2005 (1)...      $  24,279     100 bp increase            $  23,114
                                                                           200 bp increase               22,125
                                                                            50 bp decrease               24,558
                                                                           100 bp decrease               24,917

Fixed-maturity investments at December 31, 2004 (1)....      $  27,023     100 bp increase            $  25,454
                                                                           200 bp increase               24,024
                                                                            50 bp decrease               27,605
                                                                           100 bp decrease               28,288
--------------------
(1)   Excluding short-term investments with a fair value of $2.5 million at September 30, 2005 and December 31, 2004.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 2005 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.2 million at that date. At December 31, 2004, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $3.0 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of September 30, 2005, we had $33.7 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes it to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, interest expense would increase by approximately $337,000. As of September 30, 2005, we had not entered into any interest rate swap agreements with respect to the term loans or the floating rate municipal bonds.

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

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

     Nothing has come to the attention of management, as of October 24, 2005, which would cause us to believe that the material weaknesses described above have resulted in any material inaccuracies or errors in our financial statements as of September 30, 2005 or any prior period. However, it is possible during the completion of additional documentation, evaluation and testing we will identify one or more errors, significant deficiencies or material weaknesses.



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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
         ------------------------------------------------------------

     Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock in the open market during the third quarter of 2005.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
-----------------------  ------------    ---------------   --------------------   -------------------
July 2005.............         1,100         $  47.49                1,100               586,082
August 2005...........             -             -                       -               586,082
September 2005........             -             -                       -               586,082
                         ------------    ---------------   --------------------
Total.................         1,100         $  47.49                1,100
                         ------------    ---------------   --------------------
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



ITEM 6.  EXHIBITS.
         ---------
(a) Exhibits:

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

  *10.4 Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1986)

  *10.5 Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

  *10.6 Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

  *10.7 Stock Option Plan, as amended effective May 2003 (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

   10.8 Loan agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the six-months ended June 30, 2002)

   10.9 Security Agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

   10.10 Form of Mortgage dated July 23, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

  *10.11 Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

   10.12 Loan Agreement dated September 19, 2003 between Registrant and Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended September 30, 2003)

   10.13 First Amendment to Loan Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma N.A., Comerica Bank and First United Bank & Trust. (Incorporated by reference to Exhibit
          (b)(i) to the Company's Schedule TO filed on August 27, 2004)

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

   10.18 Assignment and Assumption of Lease dated December 20, 2004 between Harland C. and Shirley Stonecipher and the Company (Incorporated by reference to Exhibit 10.15 of the Company's Report on Form 10-K for the year ended December 31, 2004)

  *10.19 Amended Deferred Compensation Plan effective January 1, 2005 (Incorporated by reference to Exhibit 10.16 of the Company's Report on Form 10-K for the year ended December 31, 2004)


   10.20 Promissory Note dated April 30, 2005 between us and Bank of Oklahoma N.A. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated May 3, 2005)

   10.21 Loan Agreement dated April 30, 2005 between us and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated May 3, 2005)

   10.22 Security Agreement dated April 30, 2005 between us and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K dated May 3, 2005)

   10.23 Second Amendment to Loan Agreement dated May 6, 2005 among us, Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust. (Incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K dated May 3, 2005)

   10.24 Purchase Agreement dated August 19, 2005 between us and Learjet, Inc., with Addendum. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated August 19, 2005)

   31.1 Certification of Harland C. Stonecipher, Chairman, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

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

                          PRE-PAID LEGAL SERVICES, INC.

Date: October 24, 2005    /s/ Harland C. Stonecipher
                          ------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President
                          (Principal Executive Officer)

Date: October 24, 2005    /s/ Randy Harp
                          ------------------------------
                          Randy Harp
                          Chief Operating Officer
                          (Duly Authorized Officer)

Date: October 24, 2005    /s/ Steve Williamson
                          ------------------------------
                          Steve Williamson
                          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)


                                  Exhibit 31.1

                                  CERTIFICATION
                                  -------------

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


Date: October 24, 2005    /s/ Harland C. Stonecipher
                          ----------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President






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


Date: October 24, 2005    /s/ Steve Williamson
                          ----------------------------------
                          Steve Williamson
                          Chief Financial Officer






                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


         Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 24, 2005    /s/ Harland C. Stonecipher
                          ----------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President





                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


         Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 24, 2005    /s/ Steve Williamson
                          ----------------------------------
                          Steve Williamson
                          Chief Financial Officer