Form 10-K
period 2005-12-31
PRE PAID LEGAL SERVICES INC
filed 2006-02-28
CIK 311657

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-K
                             ----------------------
(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For  the  transition   period from _____________ to ____________

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Indicate by check mark if registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act. Yes [ ] No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer [ ]    Accelerated filer |X|    Non-accelerated file [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2005 -$456,454,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 17, 2006 there were 15,480,767 shares of Common Stock, par value $.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE.
Portions of our definitive proxy statement for its 2006 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.
================================================================================






                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the Year Ended December 31, 2005

                                TABLE OF CONTENTS
PART I
------
ITEM 1.          BUSINESS
                     General
                     Industry Overview
                     Description of Memberships
                     Specialty Legal Service Plans
                     Provider Law Firms
                     Identity Theft Shield Provider
                     Marketing
                     Operations
                     Quality Control
                     Competition
                     Regulation
                     Employees
                     Foreign Operations
                     Availability of Information
ITEM 1A.         RISK FACTORS
ITEM 1B.         UNRESOLVED STAFF COMMENTS
ITEM 2.          PROPERTIES
ITEM 3.          LEGAL PROCEEDINGS
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
-------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES
                     Market Price of and Dividends on the Common Stock
                     Recent Sales of Unregistered Securities
                     Equity Compensation Plans
                     Issuer Purchases of Equity Securities
ITEM 6.          SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                     Overview of our Financial Model
                     Measures of Member Retention
                     Results of Operations
                         Comparison of 2005 to 2004
                         Comparison of 2004 to 2003
                     Liquidity and Capital Resources
                     Forward Looking Statements
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.         CONTROLS AND PROCEDURES
ITEM 9B.         OTHER INFORMATION

PART III         (Information required by Part III is incorporated by
-------- reference from our definitive proxy statement for its 2006 annual meeting of shareholders.)
PART IV
-------
ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES





                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2005


                                     PART I

ITEM 1.       BUSINESS.
-----------------------

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

     Legal plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province and IDT plan benefits are provided by Kroll Background America, Inc., a subsidiary of Kroll Inc. ("Kroll"). Members have direct, toll-free access to Kroll or their provider law firm rather than having to call for a referral. At December 31, 2005, we had 1,542,789 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of such Memberships were in 29 states and provinces.

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

     "Public Perceptions of Lawyers: Consumer Research Findings, April 2002" prepared on behalf of the American Bar Association concluded that nearly seven in ten households had some occasion during the past year that might have led them to hire a lawyer. This report further suggested that "for the consumer, legal services are among the most difficult services to buy. The prospect of doing so is rife with uncertainty and potential risk." And further concluded that "the challenge (and opportunity) for the legal profession is to make lawyers more accessible and less threatening to consumers who might need them."

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

     According to the latest estimates of the census bureaus of the United States and Canada, the two geographic areas in which we operate, the number of households in the combined area exceeds 127 million. Since we have always disclosed our members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students, we believe that our market share should be viewed as a percentage of households. Historically, our primary market focus has been the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on our belief that the upper ten percent may already have a relationship with an attorney or law firm and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 100 million households, we currently have an approximate 1.5% share of the estimated market based on our existing 1.5 million active Memberships and, over the last 30 years, an additional 5% of households have previously purchased, but no longer own, Memberships. We routinely remarket to previous members and reinstated approximately 79,000, 72,000 and 66,000 Memberships during 2005, 2004 and 2003, respectively.

Description of Memberships

     The Memberships we sell generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by us to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2005, Memberships subject to the capitated provider law firm arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and our referral attorney network described below is utilized.

     Family Legal Plan
     The Family Legal Plan we currently market in most jurisdictions consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for more than 92% of our Membership fees in 2005 and 2004. In addition to the Family Legal Plan, we market other specialized legal services products specifically related to employment in certain professions described below.

     In 12 states, certain of our plans are available in the Spanish language. For the Spanish language plans, the provider law firms have both bilingual staff and lawyers and we have bilingual staff for customer service, attorney resources and marketing service functions. We will continue to evaluate making our plans available in additional languages in markets where demand for such a product is expected to be sufficient to justify this additional cost.

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

     In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the Membership increasing 5 additional hours each Membership year to the maximum limit of 35 hours in the fifth Membership year and increases total pre-trial and trial defense hours available pursuant to the expanded Membership to 75 hours during the first Membership year to 335 hours in the fifth Membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the Membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth Membership year. There were approximately 571,000 subscribers of this benefit at December 31, 2005 compared to 545,000 at December 31, 2004.

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

     Legal Shield Benefit
     In approximately 41 states and four Canadian provinces, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. The Legal Shield benefit was introduced in 1999. There were approximately 1,015,000 Legal Shield subscribers at December 31, 2005 compared to approximately 932,000 at December 31, 2004.

     Identity Theft Shield Benefit
     During the third quarter of 2003, we announced a joint marketing agreement with Kroll Background America Inc., a subsidiary of Kroll Inc., that allows our independent sales associates to market Kroll's identity theft benefits in 49 states and four Canadian provinces. By adding the new Identity Theft Shield to their existing family Membership, members have toll free access to the identity theft specialists at Kroll. This benefit can be added to a legal service Membership for $9.95 per month or purchased separately for $12.95 per month. The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services. There were approximately 513,000 and 311,000 subscribers at December 31, 2005 and 2004, respectively, comprised of 461,000 and 284,000 subscribers at $9.95 per month and 52,000 and 27,000 subscribers at $12.95 per month.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. We began operations in Ontario and British Columbia during 1999, Alberta in February 2001 and Manitoba in August 2001. Benefits of the Canadian plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2005 were approximately $5.6 million in U.S. dollars compared to $4.4 million collected in 2004 and $4.2 million collected in 2003.

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

     Business Owners' Legal Solutions Plan
     The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and Membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $69 to $150 ($175 in Canada) depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 42 states and three Canadian provinces and represented approximately 3.4%, 4.3% and 3.7% of our Membership fees during 2005, 2004 and 2003, respectively.

     Law Officers Legal Plan
     The Law Officers Legal Plan, developed in 1991 and marketed to law enforcement officers, provides 24-hour job-related emergency toll-free access to a provider law firm and provides legal services associated with administrative hearings. This plan was designed to meet the legal needs of persons in the law enforcement profession and is currently marketed at the monthly rate of $16.00 or at a group rate of $14.95. We have members covered under the Law Officers Legal Plan in 27 states. The Law Officers Legal Plan offers the basic family legal plan benefits described above without the motor vehicle related benefits. These motor vehicle benefits are available in the Law Officers Legal Plan only for defense of criminal charges resulting from the operation of a licensed motor vehicle. Additionally, at no charge to the member, a 24-hour emergency hotline is available to access the services of the provider law firm in situations of job-related urgency. The Law Officers Legal Plan also offers representation at no additional charge for up to ten hours (five hours per occurrence) for two administrative hearings or inquiries per year and one pre-termination hearing per Membership year before a review board or arbitrator. Preparation and/or counsel for post-termination hearings are also available to members as a schedule of benefits, which increases with each Membership year. The schedule of benefits is similar to that offered under the Family Legal Plan Trial Defense, including the availability of the optional pre-trial hours described above for an additional $9.00 per month. During the years ended December 31, 2005, 2004 and 2003, the Law Officers Legal Plan accounted for approximately 1.6%, 1.4% and ..9%, respectively, of our Membership fees.

     Commercial Driver Legal Plan
     The  Commercial   Driver  Legal  Plan,   developed  in  1986,  is  designed
specifically  for  the  professional  truck  driver  and  offers  a  variety  of
driving-related   benefits,   including   coverage  for  moving  and  non-moving
violations. This plan provides coverage by a provider law firm for persons who drive a commercial vehicle. This legal service plan is currently offered in 45 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years ended December 31, 2005, 2004 and 2003, this plan accounted for approximately ..9%, 1.2% and .9%, respectively, of Membership fees. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Plans underwritten by us are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 37 states and one Canadian province and represented approximately 1.8%, 1.4% and 1.6% of our Membership fees during 2005, 2004 and 2003, respectively.

     Comprehensive Group Legal Services Plan
     In late 1999 we introduced the Comprehensive Group plan, designed for the large group employee benefit market. This plan, available in 35 states, provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. Although we have experienced decreased sales of this plan during the last year (4,444 Memberships, 4,482 Memberships and 8,795 Memberships during 2005, 2004 and 2003, respectively), we still believe this plan improves our competitive position in the large group market. We continue to emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle.

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

Provider Law Firms

     Our Memberships generally allow members to access legal services through a network of independent provider law firms under contract with us generally referred to as "provider law firms." Provider law firms are paid a fixed fee on a per capita basis to render services to plan members residing within the state or province as provided by the contract. Because the fixed fee payments by us to provider law firms in connection with the Memberships do not vary based on the type and amount of benefits utilized by the member, this arrangement provides significant advantages to us in managing our cost of benefits. Pursuant to these provider law firm arrangements and due to the volume of revenue directed to these firms, we have the ability to more effectively monitor the customer service aspects of the legal services provided, the financial leverage to help ensure a customer friendly emphasis by the provider law firms and we have has access to larger, more diversified law firms. Through our members, we are typically the largest client base of our provider law firms.

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

     Approximately 87% of provider law firms, representing 98% of our legal service members, are connected to us via high-speed digital links to our management information systems, thereby providing real-time monitoring capability. This online connection offers the provider law firm access to specially designed software developed by us for administration of legal services by the firm. These systems provide statistical reports of each law firm's activity and performance and allow virtually all of the members served by provider law firms to be monitored on a near real-time basis. The few provider law firms that are not online with us typically have a small Membership base and must provide various weekly reports to us to assist in monitoring the firm's service level. The combination of the online statistical reporting and weekly service reports for smaller provider law firms allows quality control monitoring of over 15 separate service delivery benchmarks. In addition, we regularly conduct extensive random surveys of members who have used the legal services of a provider law firm. We survey members in each state every 60 days, compile the results of such surveys and provide the provider law firms with copies of each survey and the overall summary of the results. If a member indicates on a survey the service did not meet their expectation, the member is contacted as soon as possible to resolve the issue.

     Each month, provider law firms are presented with a comprehensive report of ratings related to our online monitoring, member complaints, member survey evaluations, telephone reports and other information developed in connection with member service monitoring. If a problem is detected, we recommend immediate remedial actions to the provider law firms to eliminate service deficiencies. In the event the deficiencies of a provider law firm are not eliminated through discussions and additional training with us, such deficiencies may result in the termination of the provider law firm. We are in constant communication with our provider law firms and meet with them frequently for additional training, to encourage increased communications with us and to share suggestions relating to the timely and effective delivery of services to our members. We have recently empanelled a provider committee consisting of four specific provider law firm members to meet with us on a quarterly basis in order to improve the flow of communications between our provider law firms and our management.

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

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit us to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a minimum amount of malpractice insurance on each of its attorneys, in an amount not less than $100,000, (d) preclude us from interference with the lawyer-client relationship, (e) provide for periodic review of services provided, (f) provide for protection of our proprietary information and (g) require the firm to indemnify us against liabilities resulting from legal services rendered by the firm. We are precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, we enroll a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without our approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership. As of December 31, 2005, provider law firms averaged approximately 54 employees each and on average are evenly split between support staff and lawyers.

     We have had occasional disputes with provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the provider law firms are owned by us so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, we believe that our relations with provider law firms are generally very good. At the end of 2005, we had provider law firms representing 48 states and four provinces compared to 46 states and four provinces at the end of 2004 and 2003. During the last three calendar years, our relationships with a total of eight provider law firms were terminated by us or the provider law firm. As of December 31, 2005, 28 provider law firms have been under contract with us for more than eight years with the average tenure of all provider law firms being approximately 7.7 years.

     We have an extensive database of referral lawyers who have provided services to our members for use by members when a designated provider law firm is not available. Lawyers with whom members have experienced verified service problems, or are otherwise inappropriate for the referral system, are removed from our list of referral lawyers.


Identity Theft Shield Benefits Provider

     Kroll is one of the world's leading risk consulting companies. For more than 30 years, Kroll has helped companies, government agencies and individuals reduce their exposure to risk and capitalize on business opportunities. Kroll is an operating unit of Marsh & McLennan Companies, Inc., the global professional services firm. With offices in more than 60 cities in the U.S. and abroad, Kroll can operate and restructure businesses; scrutinize accounting practices and financial documents; gather and filter electronic evidence for attorneys; recover lost or damaged data from computers and servers; conduct in-depth investigations; screen domestic and foreign-born job candidates; protect individuals, and enhance security systems and procedures. Kroll's clients include many of the world's largest and most prestigious corporations, law firms, academic institutions, non-profit organizations, sovereign governments and high net-worth individuals, entertainers and celebrities. Kroll's seasoned professionals were handpicked and recruited from leading management consulting companies, top law firms, international auditing companies, multinational corporations, special operations forces, law enforcement and intelligence agencies. Kroll also maintains a network of highly trained specialists in cities throughout the world who can respond to global needs 24 hours a day, seven days a week. Over the last three years, Kroll has developed a unique solution for victims of identity theft and this service is now available to our members through the Identity Theft Shield benefit. Similar to the provider law firms, Kroll is paid a fixed fee on a monthly per capita basis to render services to IDT members.


Marketing

     Multi-Level Marketing
     We market Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold. No commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, 9 others at December 31, 2005 compared to 13 others at December 31, 2004 and 2003) who are in the line of associates who directly or indirectly recruited the selling associate. We provide training materials, organize area-training meetings and designate personnel at the home office specially trained to answer questions and inquiries from associates. We offer various communication avenues to our sales associates to keep such associates informed of any changes in the marketing of our Memberships. The primary communication vehicles we utilize to keep our sales associates informed include extensive use of conference calls and e-mail, an interactive voice-mail service, The Connection monthly magazine, an interactive voice response system, a monthly DVD (digital video disc) program and our website, prepaidlegal.com.

     Multi-level marketing is primarily used for marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective members and has the potential of attracting a large number of sales personnel within a short period of time. Our marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 80% of our Memberships in force at December 31, 2005, compared to 75% at December 31, 2004 and 2003. Although other means of payment are available, approximately 74% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     Group marketing
     Our marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit our sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what we perceive to be a growing interest among employers in the value of providing legal and identity theft service plans to their employees. Memberships sold through employee groups constituted approximately 20% of total Memberships in force at December 31, 2005, compared to 25% at December 31, 2004 and 2003. Adverse publicity from certain news publications about us is responsible, to some extent, for the decline in group Memberships on a percentage basis. We believe such adverse publicity makes opening new employee groups more difficult and negatively impacts the retention rates of existing employee group Memberships. The majority of employee group Memberships are sold to school systems, governmental entities and businesses. We emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle. No group accounted for more than 1% of our consolidated revenues from Memberships during 2005, 2004 or 2003. Substantially all group Memberships are paid on a monthly basis. We are active in legislative lobbying efforts to enhance our ability to market to public employee groups and to encourage Congress to reenact legislation to permit legal service plans to qualify for pre-tax payments under tax qualified employee cafeteria plans.

     General
     Sales associates are generally engaged as independent contractors and are provided with training materials and are given the opportunity to participate in our training programs. Sales associates are required to complete a specified training program prior to marketing our Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by us prior to use. At December 31, 2005, we had 468,365 "vested" sales associates compared to 343,696 and 329,600 "vested" sales associates at December 31, 2004 and 2003, respectively. A sales associate is considered to be "vested" if he or she has personally sold at least three new Memberships per quarter or if he or she retains a personal Membership. A vested associate is entitled to continue to receive commissions on prior sales after all previous commission advances have been recovered. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. During 2005, we had 103,248 sales associates who personally sold at least one Membership, of which 61,238 (59%) made first time sales. During 2004 and 2003 we had 79,716 and 84,207 sales associates producing at least one Membership sale, respectively, of which 41,699 (52%) and 45,920 (55%), respectively, made first time sales. During 2005, we had 11,221 sales associates who personally sold more than ten Memberships compared to 9,895 and 10,685 in 2004 and 2003, respectively. A substantial number of our sales associates market our Memberships on a part-time basis only. For the year 2005, new sales associates enrolled increased 125% to 242,223 with an average enrollment fee of $57 from the 107,552 enrolled in 2004 with an average enrollment fee of $142.

     We derive revenues from our multi-level marketing sales force, principally from a one-time enrollment fee from each new sales associate for which we provide initial marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $57, $142 and $136 for 2005, 2004 and 2003, respectively. We have a combination classroom and field training program, titled Fast Start to Success ("Fast Start"), aimed at increasing the level of new Membership sales per associate. Associates successfully complete the program by writing three new Memberships and recruiting a new sales associate or by personally selling five new Memberships within 45 days of the associate's start date. Associates in states that require the associate to become licensed have 45 days from the issue date on their license to complete the same requirements. Amounts collected from sales associates are intended primarily to offset our costs incurred in recruiting and training and providing materials to sales associates and are not intended to generate profits from such activities. Other revenues from sales associates represent the sale of marketing supplies and promotional materials and include fees related to our eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal e-mail account and multiple personalized web sites with "flash" movie presentations.

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

     Regional Vice Presidents
     We have a group  of  employees  that  serve  as  Regional  Vice  Presidents
("RVPs") responsible for associate activity in a given geographic region and with the ability to appoint independent contractors as Area Coordinators within the RVP's region. The RVPs have weekly reporting requirements as well as quarterly sales and recruiting goals. The RVP and Area Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and us. New products and initiatives will continue to be channeled through the RVPs and Area Coordinators. At December 31, 2005, we had 106 RVPs in place.

     Pre-Paid Legal Benefits Association
     The PPL Benefits Association ("PPLBA") was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this Association is open to sales associates that reach a certain level within our marketing programs who also maintain an active personal legal services Membership. The PPLBA is a separate association not owned or controlled by us and is governed by an 8 member Board of Directors, including four officer positions. None of the officers or directors of the PPLBA serve in any such capacity with us. The PPLBA employs a Director of Associate Benefits paid by the Association. Affinity programs available to members of the PPLBA include credit cards, long-distance, wireless services, safety trip plan, mortgage and real estate assistance and a travel club. As determined by its Board of Directors, some of the revenue generated by the PPLBA through commissions from vendors of the benefits and affinity programs or contributed to the Association by us may be used to make open-market purchases of our stock for use in stock bonus awards to Association members based on criteria established from time to time by the Board of Directors of the PPLBA. Since inception and through December 31, 2005, approximately 39,000 shares were purchased by the PPLBA for awards to its members. In 2002, the PPLBA offered cash in lieu of stock awards and approximately 21,000 shares purchased by the Association were sold to us on January 2, 2003 at the stock's closing price to fund the awards. The PPLBA awarded approximately 3,300, 5,000 and 10,000 shares of stock to Association members representing the 2005, 2004 and 2003 stock bonus awards, respectively.

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

     We have a cooperative marketing agreement with Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of Citigroup, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. The PFS cooperative marketing agreement resulted in approximately 23,000 new Membership sales during 2005 compared to 19,000 and 15,000, respectively for 2004 and 2003.

     We have had limited success with cooperative marketing arrangements in the past and are unable to predict with certainty what success we will achieve, if any, under our existing or future cooperative marketing arrangements.

Operations

     Our corporate operations involve Membership application processing, member-related customer service, various associate-related services including commission payments, receipt of Membership fees, related general ledger accounting, human resources, internal audit and managing and monitoring the provider law firm relationships.

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

Competition

     We compete in a variety of market segments in the legal service plan industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. Our principal competitors are Hyatt Legal Plans (a MetLife company), ARAG(R) North America, National Legal Plan and Legal Services Plan of America (a GE Financial company, formerly the Signature Group). Most of these concentrate their marketing to larger employer groups and offer open panel plans.

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

     As of December 31, 2005, we or one of our subsidiaries were marketing new Memberships in 37 states or provinces that require no special licensing. Our subsidiaries serve as operating companies in 16 states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services, Inc. of Florida ("PPLSIF") and Legal Service Plans of Virginia, Inc. ("LSPV"). Of our total Memberships in force as of December 31, 2005, 26% were written in jurisdictions that subject us or one of our subsidiaries to insurance or specialized legal expense plan regulation. We are actively working with regulators in the various states in which our subsidiaries are regulated as insurance to explore other regulatory alternatives to eliminate some of the agent licensing or financial and marketing regulation that is prevalent in the insurance industry.

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

     We are required to register and file reports with the Oklahoma Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and us or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's surplus, and may require prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI to us requires approval of the Oklahoma Insurance Commissioner. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. During 2005, PPLCI declared and paid a $4.1 million dividend to us. No dividends were declared or paid by PPLCI during 2004 or 2003. At January 1, 2006, PPLCI had approximately $6.1 million available for payment of an ordinary dividend. Any change in our control, defined as acquisition by any method of more than 10% of our outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI operates provide for comparable registration and regulation of us.

     Certain states have enacted special licensing or regulatory requirements designed to apply only to companies offering legal service products. These states most often follow regulations similar to those regulating casualty insurance providers. Thus, the operating company may be expected to comply with specific minimum capitalization and unimpaired surplus requirements; seek approval of forms, Memberships and marketing materials; adhere to required levels of claims reserves, and seek approval of premium rates and agent licensing. These laws may also restrict the amount of dividends paid to us by such subsidiaries. PPLSIF is subject to restrictions of this type under the laws of the State of Florida, including restrictions with respect to payment of dividends to us. At January 1, 2006, neither PPLSIF nor LSPV had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. LSPV declared and paid us a $3.7 million dividend during 2005.

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

Employees

     At December 31, 2005, we employed 815 individuals on a full-time basis, exclusive of independent agents and sales associates who are not employees, and excluding RVPs described above. None of our employees are represented by a union. We consider our employee relations to be good.

Foreign Operations

     We began operations in the Canadian provinces of Ontario and British Columbia during 1999, Alberta in February 2001 and Manitoba in August 2001 and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $6.0 million in U.S. dollars during 2005 compared to $4.7 million and $4.5 million in 2004 and 2003, respectively. In addition, we incur expenses in Canada in relation to these revenues. Due to the relative stability of the United States and Canadian foreign relations and currency exchange rates, we believe that any risk of foreign operations or currency valuations is minimal and would not have a material effect on our financial condition, liquidity or results of operations.

Availability of Information

     We file periodic reports and proxy statements with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports with the SEC electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of this site is http://www.sec.gov.

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


ITEM 1A.      RISK FACTORS
--------------------------

     Our financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. Information contained within this Form 10-K should be carefully considered by investors in light of the risk factors described below. In addition to factors discussed elsewhere in this report, the following are some of the important factors that could affect our financial condition or results of operations:

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

     We may not be able to grow Memberships and revenues at the same rate as we have historically experienced and have recently experienced declines in new Membership sales and associate recruitment.
     Our year end active Memberships have increased 6%, 2% and 3% in the years ended December 31, 2005, 2004 and 2003, respectively. Changes in net income for the same three years were (12%), 2% and 11%, respectively. Our ability to grow Memberships and revenues is substantially dependent upon our ability to expand or enhance the productivity of our sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that we will be able to achieve increases in Membership and revenue growth comparable to our historical growth rates.

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

     There is litigation pending that may have a material adverse effect on us if adversely determined.
     See "Item 3. Legal Proceedings."

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

     The business in which we operate is competitive.
     There are a number of existing and potential competitors that have the ability to offer competing products that could adversely affect our ability to grow. In addition, we may face competition from a growing number of Internet based legal sites with the potential to offer legal and related services at competitive prices. Increased competition could have a material adverse effect on our financial condition and results of operations. See "Description of Business - Competition."

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

     Our stock price may be affected by the significant level of short sellers of our stock.
     As of January 13, 2006, the New York Stock Exchange reported that approximately 4.7 million shares of our stock were sold short, which constitutes approximately 30% of our outstanding shares and 45% of our public float, representing one of the largest short interest percentages of any New York Stock Exchange listed company. Short sellers expect to make a profit if our shares decline in value. We have been the subject of a negative publicity campaign from several known sources of information who support short sellers. The existence of this short interest position may contribute to volatility in our stock price and may adversely affect the ability of our stock price to rise if market conditions or our performance would otherwise justify a price increase.

     We have not been able to increase our employee group Membership sales.
     Our success in growing Membership sales is dependent in part on our ability to market to employee groups. At December 31, 2005, group memberships represented 20% of total Memberships compared to 25% at December 31, 2004 and 2003. Adverse publicity about us may affect our ability to market successfully to employee groups, particularly larger groups. There is no assurance that we will be able to increase our group business.


ITEM 1B.      UNRESOLVED STAFF COMMENTS.
----------------------------------------

None.


ITEM 2.       PROPERTIES.
-------------------------

     Our executive and administrative offices and our subsidiaries are located at One Pre-Paid Way, Ada, Oklahoma. The office complex, owned by us, contains approximately 170,000 square feet of office space and was constructed on approximately 87 acres contributed to us by the City of Ada in 2001 as part of an economic development incentive package. Construction was completed in 2004 at a cost of approximately $34.1 million, including $706,000 in capitalized interest costs, and was funded from existing resources and proceeds from a $20 million line of credit.

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

     In addition to the property described above that we own, we opened an additional Customer Care facility in Antlers, Oklahoma during March 2000, in building space provided by the City of Antlers at no cost to us. In conjunction with a rural economic development program coordinated by the City of Antlers, a new facility was built at no cost to us that can accommodate approximately 100 customer service representatives. We leased the facilities from the City of Antlers upon completion of the construction in November 2002. During 2005, in conjunction with economic development incentives, we leased additional office space in Duncan, Oklahoma which currently is occupied by approximately 90 of our customer service representatives and during January 2006, we acquired an additional 40,000 square foot building in Duncan that can hold 350 customer service representatives when remodeling is completed later in 2006. We are considering similar arrangements with other cities within Oklahoma to help diversify our access to competent labor pools.


ITEM 3.       LEGAL PROCEEDINGS.
--------------------------------

     We and various executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that we issued false and misleading financial information, primarily related to the method we used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted our motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of December 31, 2003, the briefing in the appeal had been completed. On January 14, 2004 oral argument was held in the appeal and as of February 17, 2006, a decision was pending. We are unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2004, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of February 17, 2006, as a result of dismissals, summary judgments, or settlements for nominal amounts, there were no lawsuits remaining in Alabama. As of February 17, 2006, we were aware of 7 separate lawsuits involving approximately 406 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name our former provider attorney in Mississippi as a defendant. In Mississippi, we filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which we seek to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of our Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings in Mississippi in May, 2006, and seek varying amounts of actual and punitive damages. We have tried three separate lawsuits in
Mississippi. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in our favor, including other named defendants, on all claims on October 19, 2004, while the second and third trials in Mississippi resulted in insubstantial plaintiffs' verdicts on February 15, 2005 and May 9, 2005, respectively. On August 16, 2005 the Circuit Judge in the February 15, 2005 trial overturned the jury's finding of fraud and fraudulent misrepresentation on the grounds that the evidence was insufficient to support those claims and reduced the damages awarded by the jury to a total of $525 for four plaintiffs. On July 18, 2005 the Circuit Judge in the May 9, 2005 trial entered an order granting plaintiff's motion to reconsider the submission of the issue of punitive damages to the jury, and trial on that issue was held in November 2005. The trial on that issue resulted in punitive damage verdicts against us and against our chief executive officer in the collective total amount of $9.9 million. Pre-Paid will seek post judgment and appellate relief in that case. Although the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against us and certain officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to our Memberships and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid Membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. On December 3, 2004, the District Court ordered the plaintiffs to proceed with the arbitration. On October 16, 2005 plaintiff Jana Weller died, and on December 20, 2005 we filed a Suggestion of Death Upon the Record with respect thereto. The ultimate outcome of this case is not determinable.

     On  October  3, 2005 we  received  a Civil  Investigative  Demand  from the
Commissioner of Consumer Protection of the State of Connecticut requesting information relating to our memberships and commissions to associates in Connecticut. As of February 17, 2006, we were in the process of responding to the request. The ultimate outcome of this matter is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2005 was $2.5 million. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. At December 31, 2005 we have accrued $472,000 for this assessment.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

None.






                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES.
        --------------------------------------

Market Price of and Dividends on the Common Stock

     At February 17, 2006, there were 5,486 holders of record (including brokerage firms and other nominees) of our common stock, which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange.

                                                        High       Low
                                                      --------   -------
2006:
  1st Quarter (through February 17)...............    $ 39.90    $ 35.35

2005:
  4th Quarter.....................................    $ 48.40    $ 37.20
  3rd Quarter.....................................      52.77      36.35
  2nd Quarter.....................................      47.00      33.51
  1st Quarter.....................................      38.37      30.69

2004:
  4th Quarter.....................................    $ 40.39    $ 25.45
  3rd Quarter.....................................      26.10      22.25
  2nd Quarter.....................................      25.50      22.27
  1st Quarter.....................................      26.33      21.57

     On December 6, 2004, we declared our first cash dividend of $0.50 per share on our outstanding shares of common stock. The following table sets forth, for 2005 and 2004, the declaration date, the per share dividend amount, the aggregate dividend amount, the record date and the payable date of cash dividends that we have declared on our outstanding shares of common stock:

     Declared               Per Share      Aggregate Amount        Record Date             Payment Date
------------------          ---------      ----------------     -----------------        ----------------
December 6, 2004              $0.50          $7.8 million       December 20, 2004        January 14, 2005
April 4, 2005                  0.30           4.6 million       April 25, 2005           May 16, 2005
December 19, 2005              0.30           4.6 million       December 30, 2005        January 13, 2006


     It is anticipated that earnings generated from our operations will be used to finance our growth, to continue to purchase shares of our stock, to retire existing debt and possibly pay cash dividends. We have loans as described in "Management's Discussion and Analysis - Liquidity and Capital Resources," which currently prohibit payment of cash dividends in excess of 65% of net income. Any decision by our Board of Directors to pay additional cash dividends in the future will depend upon, among other factors, our earnings, financial condition, capital requirements and approval from our lender for any dividends in excess of 65% of net income. In addition, our ability to pay dividends is dependent in part on our ability to derive dividends from our subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. PPLSIF and LSPV are similarly restricted pursuant to their respective insurance laws. The following table reflects subsidiary dividends during the last three years:

                                                              Dividends Paid
                                               --------------------------------------------     Dividends Available
            Regulated Subsidiary                   2005            2004            2003               1/1/2006
---------------------------------              -------------  -------------  --------------     -------------------
Pre-Paid Legal Casualty, Inc.                  $ 4.1 million        -               -              $  6.1 million
Legal Service Plans of Virginia                  3.7 million        -               -                    -

     At December 31, 2005 the amount of restricted net assets of consolidated subsidiaries was $25.3 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval. At January 1, 2006 PPLCI had approximately $6.1 million available for payment to us of an ordinary dividend.


Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

     The following table provides information with respect to our equity compensation plans as of December 31, 2005, (other than our tax qualified Employee Stock Ownership Plan designed to provide retirement benefits).

                                                                                            Number of securities
                                                                                           remaining available for
                                          Number of securities                              future issuance under
                                            to be issued upon        Weighted average        equity compensation
                                               exercise of          exercise price of         plans (excluding
                                          outstanding options,     outstanding options,    securities reflected in
                                           warrants and rights     warrants and rights           column (a))
             Plan Category                        (a)                       (b)                      (c)
--------------------------------------   ---------------------     --------------------   --------------------------
Equity compensation plans approved by
  security holders (1).................             474,500                 $20.82                 1,346,252
Equity compensation plans not approved
  by security holders (2)..............              32,667                  22.70                         -
                                         ---------------------     --------------------   --------------------------
Total..................................             507,167                 $20.94                 1,346,252
                                         ---------------------     --------------------   --------------------------

--------------

(1) These stock options have been issued pursuant to our Stock Option Plan which has been approved by security holders. We do not expect to grant any additional options under this plan.

(2) These stock options have been issued to our Regional Vice Presidents ("RVPs") (described above) in order to encourage stock ownership by our RVPs and to increase the proprietary interest of such persons in our growth and financial success. These options have been granted periodically to RVPs since 1996. Options are granted at fair market value at the date of the grant and are generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There were 36,751 and 106,002 total options granted to RVPs in the years ended December 31, 2004 and 2003, respectively. We discontinued the RVP stock option grants immediately after the 2003 fourth quarter stock options were awarded in the first quarter of 2004.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of stock in the open market during the fourth quarter of 2005.

                                                                          Total Number of       Maximum Number of
                                                                        Shares Purchased as    Shares that May Yet
                                                                         Part of Publicly      Be Purchased Under
                            Total Number of      Average Price Paid     Announced Plans or        the Plans or
        Period             Shares Purchased           per Share              Programs             Programs (1)
-----------------------  ---------------------   ------------------     -------------------    --------------------
October 2005...........               -                      -                      -                 586,082
November 2005..........               -                      -                      -                 586,082
December 2005..........               -                      -                      -                 586,082
                         ---------------------   ------------------     -------------------    --------------------
Total..................               -                      -                      -
                         ---------------------   ------------------     -------------------

---------

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


ITEM 6.       SELECTED FINANCIAL DATA.
--------------------------------------

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

                                                                                    Year Ended December 31,
                                                                 -------------------------------------------------------------
                                                                     2005        2004        2003         2002        2001
                                                                 -----------  -----------  ----------  -----------  ----------
Income Statement Data:                                           (In thousands, except ratio, per share and Membership amounts)
  Revenues:
    Membership fees............................................  $  389,255   $  355,461   $ 330,322   $ 308,401    $ 263,514
    Associate services.........................................      28,963       24,901      25,704      37,418       36,485
    Other......................................................       5,162        5,575       5,287       4,804        3,662
                                                                 -----------  -----------  ----------  -----------  ----------
      Total revenues...........................................     423,380      385,937     361,313     350,623      303,661
                                                                 -----------  -----------  ----------  -----------  ----------
  Costs and expenses:
    Membership benefits.........................................    137,150      122,280     111,165     103,761       87,429
    Commissions.................................................    141,631      118,757     115,386     119,371      111,060
    Associate services and direct marketing.....................     30,453       29,325      28,929      32,566       29,879
    General and administrative expenses.........................     49,015       43,742      36,711      33,256       28,243
    Other, net..................................................     10,456        9,578       8,546       6,685        5,917
                                                                 -----------  -----------  ----------  -----------  ----------
      Total costs and expenses..................................    368,705      323,682     300,737     295,639      262,528
                                                                 -----------  -----------  ----------  -----------  ----------

Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle...........     54,675       62,255      60,576      54,984       41,133
Provision for income taxes......................................     18,863       21,478      20,669      18,970       13,519
                                                                 -----------  -----------  ----------  -----------  ----------
Income from continuing operations...............................     35,812       40,777      39,907      36,014       27,614

Income (loss) from operations of discontinued UFL segment
    (net of applicable income tax benefit of $0 for 2001)......           -            -           -           -         (504)
                                                                 -----------  -----------  ----------  -----------  ----------
Net income applicable to common stockholders.................... $   35,812   $  40,777   $  39,907   $  36,014    $  27,110
                                                                 -----------  -----------  ----------  -----------  ----------

Basic earnings per common share from continuing operations.....      $ 2.31       $ 2.50      $ 2.28      $ 1.83       $ 1.28
Basic earnings per common share from discontinued
  operations...................................................           -            -           -           -         (.02)
                                                                 -----------  -----------  ----------  -----------  ----------
Basic earnings per common share................................      $ 2.31       $ 2.50      $ 2.28      $ 1.83       $ 1.26
                                                                 -----------  -----------  ----------  -----------  ----------

Diluted earnings per common share from continuing
  operations...................................................      $ 2.29       $ 2.48      $ 2.27      $ 1.82       $ 1.28
Diluted earnings per common share from discontinued
  operations...................................................          -            -           -           -          (.02)
                                                                 -----------  -----------  ----------  -----------  ----------
Diluted earnings per common share..............................      $ 2.29       $ 2.48      $ 2.27      $ 1.82       $ 1.26
                                                                 -----------  -----------  ----------  -----------  ----------

Dividends declared per common share............................   $     .60    $     .50   $     -     $     -      $     -
                                                                 -----------  -----------  ----------  -----------  ----------

Weighted average number of common shares
    outstanding - basic........................................      15,470       16,313      17,530      19,674       21,504
Weighted average number of common shares
    outstanding - diluted......................................      15,652       16,458      17,599      19,764       21,544




Selected Financial Data, continued
----------------------------------
                                                                                   Year Ended December 31,
                                                                 -------------------------------------------------------------
                                                                    2005        2004        2003         2002        2001
                                                                 -----------  -----------  ----------  -----------  ----------
Membership Benefits Cost and Statistical Data:                    (In thousands, except ratio, per share and Membership amounts)
  Membership benefits ratio (1)................................      35.2%        34.4%       33.7%       33.6%        33.2%
  Commissions ratio (1)........................................      36.4%        33.4%       34.9%       38.7%        42.1%
  General and administrative expense ratio (1).................      12.6%        12.3%       11.1%       10.8%        10.7%
  Commission cost per new Membership sold......................    $    202     $    190    $    172    $    154     $    152
  New Memberships and stand-alone IDT plans sold...............     700,727      624,525     671,857     773,767      728,295
  Period end Memberships and stand-alone IDT plans in
   force.......................................................   1,542,789    1,451,700   1,418,997   1,382,306    1,242,908
  New add-on IDT memberships sold..............................     441,108      335,792      89,928           -            -
  Period end add-on IDT memberships in force...................     461,094      283,889      86,602           -            -
  Average annual Membership fee................................    $    287     $    274    $    262    $    256     $    251
Cash Flow Data:
Net cash provided before changes in assets and liabilities.....   $  45,443    $  51,689   $  47,731   $  42,699    $  30,679
Net cash provided by operating activities......................      50,131       47,263      51,693      52,073       37,801
Net cash used in investing activities..........................     (15,545)     (11,322)    (36,901)    (11,074)      (6,963)
Net cash used in financing  activities.........................     (26,601)     (31,428)    (14,191)    (34,431)     (27,414)
Balance Sheet Data:
  Total assets.................................................   $ 164,865    $ 146,064   $ 131,012   $  96,836    $  85,720
  Total liabilities............................................     113,471      114,617     101,438      61,864       43,496
  Stockholders' equity ........................................      51,394       31,447      29,574      34,972       42,224

-----------

(1) The Membership benefits ratio, the commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
              RESULTS OF OPERATIONS.
              ----------------------

Overview of the Our Financial Model

     We are in one line of business - the marketing of legal expense and other complimentary plans primarily through a multi-level marketing force to individuals. Our principal revenues are derived from Membership fees, and to a much lesser extent, revenues from marketing associates. Our principal expenses are commissions, Membership benefits, associates services and direct marketing costs and general and administrative expense. The following table reflects the changes in these categories of revenues and expenses in the last 3 years (dollar amounts in 000's):

                                                     %                             %                             %
                                                   Change                        Change                        Change
                                         % of       from               % of       from               % of       from
                                         Total     Prior               Total     Prior               Total     Prior
Revenues:                       2005     Revenue    Year      2004     Revenue    Year      2003     Revenue    Year
                               -------- --------   -------  --------  --------   ------- ---------  ---------  --------
  Membership fees...........   $389,255    91.9        9.5  $355,461     92.1        7.6 $ 330,322     91.4       7.1
  Associate services........     28,963     6.8       16.3    24,901      6.5       (3.1)   25,704      7.1     (31.3)
  Other.....................      5,162     1.2       (7.4)    5,575      1.4        5.4     5,287      1.5      10.1
                               -------- --------   -------  --------  --------   ------- ---------  ---------  --------
                                423,380   100.0        9.7   385,937    100.0        6.8   361,313    100.0       3.0
                               -------- --------   -------  --------  --------   ------- ---------  ---------  --------
Costs and expenses:
  Commissions...............    141,631    33.5       19.3   118,757     30.8        2.9   115,386     31.9      (3.3)
  Membership benefits.......    137,150    32.4       12.2   122,280     31.7       10.0   111,165     30.8       7.1
  Associate services and
    direct marketing........     30,453     7.2        3.9    29,325      7.6        1.4    28,929      8.0     (11.2)
  General and administrative     49,015    11.6       12.1    43,742     11.3       19.2    36,711     10.2      10.4
  Other, net................     10,456     2.5        9.2     9,578      2.5       12.1     8,546      2.4      27.8
                               -------- --------   -------  --------  --------   ------- ---------  ---------  --------
                                368,705    87.1       13.9   323,682     83.9        7.6   300,737     83.2       1.7
                               -------- --------   -------  --------  --------   ------- ---------  ---------  --------
Provision for income taxes..     18,863     4.5      (12.2)   21,478      5.6        3.9    20,669      5.7       9.0
                               -------- --------   -------  --------  --------   ------- ---------  ---------  --------
Net income..................   $ 35,812     8.5      (12.2) $ 40,777     10.6        2.2 $  39,907     11.0      10.8
                               -------- --------   -------  --------  --------   ------- ---------  ---------  --------


The following table reflects certain data concerning our Membership sales and associate recruiting:

                                                                        % Change                 % Change
                                                                           from                     from
New Memberships:                                            12/31/2005  Prior Year  12/31/2004   Prior Year  12/31/2003
----------------                                            ----------  ----------  ----------   ----------  ----------
New legal service Membership sales......................      666,595       11.1      599,929       (10.1)     667,480
New "stand-alone" IDT Membership sales..................       34,132       38.7       24,596       461.9        4,377
                                                            ----------  ----------  ----------   ----------  ----------
         Total new Membership sales.....................      700,727       12.2      624,525        (7.0)     671,857

New "add-on" IDT Membership sales.......................      441,108       31.4      335,792       273.4       89,928
Average Annual Membership fee...........................      $322.04        6.2      $303.36        10.2      $275.22

Active Memberships:
-------------------
Active legal service memberships at end of period.......    1,490,847        4.6    1,424,707          .7    1,414,746
Active "stand-alone" IDT memberships at end of period...       51,942       92.4       26,993       535.0        4,251
                                                           ----------  ----------  ----------   ----------  ----------
         Total active memberships at end of period......    1,542,789        6.3    1,451,700         2.3    1,418,997
                                                           ----------  ----------  ----------   ----------  ----------
Active "add-on" IDT memberships at end of period........      461,094       62.4      283,889       227.8       86,602

New Sales Associates:
---------------------
New sales associates recruited..........................      242,223      125.2      107,552         (.9)     108,557
Average enrollment fee paid by new sales associates.....       $56.61      (60.3)     $142.49        (4.4)     $136.45

Average Membership fee in force:
--------------------------------
Average Annual Membership fee...........................      $286.60        4.6      $274.02         4.4      $262.36


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

     Membership benefits expense is primarily determined by the number of active Memberships and the per capita contractual rate that exists between us and our benefits providers and during the last five years has been and is expected to continue to be a relatively fixed percentage of Membership revenues of approximately 33%-35% but could increase should the number of IDT memberships increase at a faster pace than the legal Memberships.. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. We expense advance commissions ratably over the first month of the related Membership. The level of commission expense in relation to Membership revenues varies depending on the level of new Memberships written and is expected to be higher when we experience increases in new Membership sales. During the last five years this percentage has ranged from approximately 33% to 42% of Membership revenues. Associate services and direct marketing expenses are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to our eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the Fast Start to Success training and incentive award program qualifications. Prior to 2003 these costs were more than offset by associate services revenue, however this did not occur in 2005, 2004 or 2003 primarily due to the lower entry fees charged during most of the periods. General and administrative expenses are expected to trend up in terms of dollars, but remain relatively constant as a percent of Membership fees. During the past five years, general and administrative expenses have ranged from 11% to 13% of Membership fees.

     The primary benchmarks monitored by us throughout the various periods include the number of active Memberships and their related retention characteristics, the number of new Memberships written, the number of new associates enrolled and the percentage of new associates that successfully meet the Fast Start to Success qualification requirements.

     Although we have grown our active Membership base and related Membership fees in each of the past 13 years, the rate of growth has not been one we find acceptable. We believe however, that our current product design, pricing parameters and business model are generally appropriate and we have no immediate plans to change these fundamental sectors. Our focus during 2006 will continue to be on improved training of our associates, enhancing the quality of sales tools provided to new and existing associates, providing incentives for associates to write consistent, quality business and continued emphasis on improving the basic retention characteristics of our Memberships.

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

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis, of which approximately 73% are paid in advance and, therefore, are deferred and recognized over the following month. At December 31, 2005 the deferred revenue associated with the Membership fees was $20.8 million which is classified as a current liability.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as revised by SEC Staff Accounting Bulletin No. 104. At December 31, 2005 the deferred revenue associated with the Membership enrollment fees was $6.9 million, of which $3.9 million was classified as a current liability. We compute the expected Membership life using more than 20 years of actuarial data as explained in more detail in "Measures of Membership Retention" below. At December 31, 2005, management computed the expected Membership life to be approximately 3 years, which is unchanged from year end 2004. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force primarily from a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $57, $142 and $136 for 2005, 2004 and 2003, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $14) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2005 is estimated to be approximately six months, unchanged from year end 2004. At December 31, 2005, the deferred revenue associated with sales associate enrollment fees was $1.6 million, which is classified as a current liability. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms ($6.5 million deferred at December 31, 2005 which is classified as a current asset) and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments, and were $6.6 million at December 31, 2005, of which $3.6 million is classified in current assets. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments, and were $800,000 at December 31, 2005, and are classified as a current asset. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue as discussed above. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, Fast Start bonuses, associate introduction kits, associate incentive programs, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention).

     Commissions to Associates
     Beginning with new Memberships written after March 1, 1995, we implemented a level commission schedule (approximately 27% per annum at December 31, 2001) with up to a three-year advance commission payment. Prior to March 1, 1995, our commission program provided for advance commission payments to associates of approximately 70% of first year Membership fees on new Membership sales and commissions were earned by the associate at a rate of approximately 16% in all subsequent years. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, we returned to a differential commission structure with rates of approximately 80% of first year Membership fees on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the first 12 month Membership retention rate of the associate's personal sales and those of his organization. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three year commission advance or the differential commission structure with a one year commission advance.

     Prior to January 1997 we advanced commissions at the time of sale of all new Memberships. In January 1997, we implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the Fast Start training program. For all sales beginning with the fourth Membership or all sales made by an associate successfully completing the Fast Start training program, we currently advance commission payments at the time of sale of a new Membership. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to one-year commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is 10, the overall initial advance may be paid to approximately 30 different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate's unearned advance commission balance to us.

     Although prior to March 1, 2002, we advanced our sales associates up to three years commission when a Membership was sold and subsequent to March 1, 2002, up to one year commission, the average commission advance paid to our sales associates as a group is actually less than the maximum amount possible because some associates choose to receive less than a full advance and we pay less than a full advance on some of our specialty products. In addition, we may from time to time place associates on a less than full advance basis if there are problems with the quality of the business being submitted or other performance problems with an associate. Additionally, we do not advance commissions on certain categories of group business which have historically demonstrated below average retention characteristics. Also, any residual commissions due an associate (defined as commission on an individual Membership after the advance has been earned) are retained to reduce any remaining unearned commission advance balances prior to being paid to that sales associate. For those associates that have made at least 10 personal sales, opened at least one group and personally write 15% or more of their organizational business, 15% of their commissions are set aside in individual reserve balance accounts, further reducing the amount of advance commissions. The average commission advance paid as a percentage of the maximum advance possible pursuant to our commission structures was approximately 75%, 78% and 80% during 2005, 2004 and 2003, respectively. The commission cost per new Membership sold has increased over the prior year by 6%, 10% and 12% for 2005, 2004 and 2003, respectively, and varies depending on the compensation structure that is in place at the time a new Membership is sold, the monthly Membership fee of the Membership sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the Membership sale. Should we add additional products, such as the Identity Theft Shield described above or add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates, the commission cost per new Membership will increase accordingly.

     We expense advance commissions ratably over the first month of the related Membership. At December 31, 2005, advance commissions deferred were $5.3 million and included as a current asset. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates for the following years ended December 31 were:

                                                                        2005            2004            2003
                                                                        ----            ----            ----
                                                                                    (Amounts in 000's)
Beginning unearned advance commission balances (1)..................$  183,060      $  191,894      $  227,084
Advance commissions, net of chargebacks and other....................  142,535         115,942         113,030
Earned commissions applied........................................... (127,084)       (122,393)       (145,371)
Advance commission write-offs........................................   (2,719)         (2,383)         (2,849)
                                                                    -----------     -----------     -----------
Ending unearned advance commission balances before estimated
  unrecoverable balances (1).........................................  195,792         183,060         191,894
Estimated unrecoverable advance commission balances (1)(2)...........  (33,879)        (28,554)        (24,862)
                                                                    -----------     -----------     -----------
Ending unearned advance commission balances, net (1)............... $  161,913     $   154,506      $  167,032
                                                                    -----------     -----------     -----------


(1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

(2) Estimated unrecoverable advances increased as a percentage of ending advances from 13% at December 31, 2003 to 17% at December 31, 2005 primarily due to the change in the compensation structure described above from a 36-month possible advance to a 12-month possible advance and fewer new Memberships written during 2003 and 2004. The commission structure change allows the advances to be earned more quickly by the associate and the reduction in new Memberships written creates fewer new advances.

     The ending unearned advance commission balances, net, above includes net unearned advance commission balances of non-vested associates of $40 million, $27 million and $30 million at December 31, 2005, 2004 and 2003, respectively. As such, at December 31, 2005 future commissions and related expense will be reduced as unearned advance commission balances of $122 million are recovered. Commissions are earned by the associate as Membership fees are earned by us, usually on a monthly basis. We reduce unearned advance commission balances or remit payments to associates, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, we, except as described below, generate an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance on Memberships written prior to March 1, 2002, and 100% on any Memberships written thereafter. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three year commission advance and up to 50% chargebacks or the differential commission structure with a one year commission advance and up to 100% chargebacks. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. In order to encourage additional Membership sales, we waived chargebacks for associates that met certain criteria in December 2002 and March 2003, which effectively increases our commission expense. Any remaining unearned advance commission balance may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. We also have reduced chargebacks from 100% to 50% for certain senior marketing associates who have demonstrated the ability to maintain certain levels of sales over specified periods and maintain certain Membership retention levels. We may adjust chargebacks from time to time in the future in order to encourage certain production incentives.

     We have the contractual right to require associates to repay unearned advance commission balances from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission balances are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, we have not demanded repayments of the unearned advance commission balances from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt our relationships with our sales associates. This business decision by us has a significant effect on our cash flow by electing to defer collection of advance payments of which approximately $33.9 million were not expected to be collected from future commissions at December 31, 2005. However, we regularly review the unearned advance commission balance status of associates and will exercise our right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer "vested" because they fail to meet our established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result we have no continuing obligation to individually account to these associates as we do to active associates and are entitled to retain all commission earnings that would be otherwise payable to these terminated associates. We do continue to reduce the unearned advance commission balances for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission balances were less than $1,000 and the average balance was $407 at December 31, 2005.

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

     Incentive awards payable
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period. The incentive awards payable at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. At December 31, 2005, the accrued amount payable was $3.1 million. Changes to any of these assumptions would directly affect the amount accrued but we do not expect any of the significant trends impacting this account to change significantly in the near term.

     Legal Contingencies
     We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on our financial condition or results of operation. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases, which at December 31, 2005 was $2.5 million. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of our lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and we do not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

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

     New Accounting Standards Issued
     In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. Management does not expect the adoption of this FSP to have a material effect on our consolidated financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment," which replaces SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 "Share-Based Payment," which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. Management plans to adopt this statement on the modified prospective basis beginning January 1, 2006, and does not expect adoption of this statement to have a material effect on our consolidated financial position and results of operations. Subsequent to adoption of this statement, share-based benefits will be valued at fair value using the Black-Scholes option pricing model for option grants and the grant date fair market value for stock awards. Compensation amounts so determined will be expensed over the applicable vesting period.

     In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

Measures of Member Retention
----------------------------

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

     Measures of Membership retention of different sub-groups may vary. For example, our experience indicates that first year retention rate of Memberships owned by members who also are sales associates is approximately 8% better than retention of Memberships owned by non-associate members. While this correlation can be identified, the cause and effect relationship here cannot be isolated. These sales associate members have a financial incentive to retain the Membership in order to continue to receive commissions. They also likely have a better understanding and appreciation of the benefits of the Membership, which may have contributed in fact to their decision to also become a sales associate. Additionally, members who have accessed the services of the provider law firms historically have higher retention rates than those who have not.

     All aggregate measures of Membership retention or expected life may be impacted by shifts in the underlying enrollment mix of sub-groups that have different retention rates. For example, Memberships owned by new members who also are sales associates increased during 2005 for the first time in the past five years, primarily due to the 125% increase in new sales associates enrolled during 2005 compared to 2004. Since associate members have a known higher first year retention rate, a shift in mix alone could, over time, cause an increase in reported aggregate retention measures and expected member life, even if the retention rates within each sub-group do not change. Despite this increase in associate owned Memberships, our blended first year retention rate and lapse rate remain unchanged from the previous year. It is important to note that all blended rates discussed here may reflect the impact of such shifts in enrollment mixes. At December 31, 2005, 410,493 of the active 1,542,789 Memberships were also vested associates which represent 27% of the total active Memberships compared to 21% at December 31, 2004 and 2003. The following table shows total new Memberships sold during each year and the number and percentage of Memberships sold to persons who are associates.

                Total New        Associate
   Year        Memberships      Memberships         Ratio
   ----        -----------      -----------         -----
   2001          728,295           103,515          14.2%
   2002          773,767           119,326          15.4%
   2003          671,857            86,406          12.9%
   2004          624,525            89,230          14.3%
   2005          700,727           220,290          31.4%


     Variations in Retention over Life of a Membership, Impact on Aggregate Measures
     Measures of member retention also vary significantly by the Membership age. Historically, we have observed that Memberships in their first year have a significantly higher lapse rate than Memberships in their second year, and so on. The following chart shows the historical observed lapse rates and corresponding yearly retention rates as a function of Membership age. For example, 49.1% of all new Memberships lapse during the first year, leaving 50.9% still in force at the end of the first year. More tenured Memberships have significantly lower lapse rates. For example, by year seven lapse rates are under 10% and annual retention exceeds 90%. The following table shows as of December 31, 2005 and 2004 our blended retention rate and lapse rates based on our historical experience for the last 25 years.

                        Membership Retention versus Membership Age
----------------------------------------------------------------------------------------
       As of December 31, 2004                              As of December 31, 2005
-----------------------------------                   ----------------------------------
  Yearly                                                 Yearly
  Lapse      Yearly     End of Year      Membership      Lapse     Yearly     End of Year
  Rate     Retention    Memberships         Year         Rate    Retention    Memberships
---------  ---------    -----------   --------------- ---------  ---------    -----------
                           100.0             0                                  100.0
    49.1%     50.9%          50.9            1            49.1%    50.9%         50.9
    28.2%     71.8%          36.5            2            31.8%    68.2%         34.7
    21.1%     78.9%          28.8            3            23.3%    76.7%         26.6
    17.1%     82.9%          23.9            4            16.5%    83.5%         22.2
    15.3%     84.7%          20.2            5            12.2%    87.8%         19.5
    11.9%     88.1%          17.8            6            10.3%    89.7%         17.5
     9.5%     90.5%          16.1            7             9.1%    90.9%         15.9


     Membership Persistency
     Our Membership persistency rate is a specific computation that measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus (ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2005, our annual Membership persistency rates, using the foregoing method, have averaged approximately 71.8%.

                Beginning             New                          Ending
   Year        Memberships       Memberships          Total       Memberships     Persistency
   ----        -----------       -----------       ---------      -----------     -----------
   2001         1,064,805           728,295        1,793,100       1,242,908          69.3%
   2002         1,242,908           773,767        2,016,675       1,382,306          68.5%
   2003         1,382,306           671,857        2,054,163       1,418,997          69.1%
   2004         1,418,997           624,525        2,043,522       1,451,700          71.0%
   2005         1,451,700           700,727        2,152,427       1,542,789          71.7%


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

     Expected Membership Life
     Using historical data through 2005 for all past Members enrolled, the expected Membership life can be computed to be approximately three years. This number represents the average number of years a new Membership can be expected to remain in force. Although about half of all new Memberships may lapse in the first year, the expected Membership life is much longer due to the contribution of higher annual retention rates in subsequent years.

     Since our experience is that the retention rate of a given generation of new Memberships improves with Membership age, the expected remaining Membership life of a Membership also increases with Membership age. For example, while a new Membership may have an expected Membership life of three years, the expected remaining Membership life of a Membership that reaches its first year anniversary is approximately 4.7 years.

     Since the actual population of Memberships in force at any time is a distribution of ages from zero to more than 20 years, the expected remaining Membership life of the entire population at large greatly exceeds three years per Membership. As of December 31, 2005, based on the historical data described above, the current expected remaining Membership life of the actual population is over six years per Membership. This measure is used by us to estimate the future revenues expected from Memberships currently in place.

     Expected Membership life measures are based on more than 20 years of historical Membership retention data, unlike the Membership persistency rate described above which is computed from, and determined by, the most recent one-year period only. Both or these measures however include data from Memberships of all Membership ages and hence are referred to as "blended" measures.

     Actions that May Impact Retention in the Future
     The potential impact on our future profitability and cash flow due to future changes in Membership retention can be significant. While blended retention rates have not changed dramatically over the past five years, we have implemented several initiatives beginning in 2002 aimed at improving the retention rate of both new and existing Memberships. Such initiatives include an optional revised compensation structure featuring variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate's personal sales and those of his organization and implementation of a "non-taken" administrative fee to sales associates of $35 for any Membership application that is processed but for which a payment is never received. We have designed and implemented an enhanced member "life cycle" communication process aimed at both increasing the overall amount of communication from us to the members as well as more specific target messaging to members based on the length of their Membership as well as utilization characteristics. We believe that such efforts may ultimately increase the utilization by members and therefore lead to higher retention rates. However, the effects of these efforts through 2005 on improving retention have not been meaningful. We intend to continue to develop programs and initiatives designed to improve retention.

Results of Operations

     Comparison of 2005 to 2004
     Net income for 2005 decreased 12% to $35.8 million from $40.8 million for 2004. Diluted earnings per share for 2005 decreased 8% to $2.29 per share from $2.48 per share for the prior year due to decreased net income of 12% and an approximate 5% decrease in the weighted average number of outstanding shares. Membership revenues for 2005 were up 10% to $389.3 million from $355.5 million for the prior year marking the thirteenth consecutive year of increased Membership revenue.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 12% during 2005 to 700,727 from 624,525 during 2004. At December 31, 2005, there were 1,542,789 active Memberships in force compared to 1,451,700 at December 31, 2004, an increase of 6%. Additionally, the average annual fee per Membership has increased from $274 for all Memberships in force at December 31, 2004 to $287 for all Memberships in force at December 31, 2005, a 5% increase, primarily as a result of increased sales of our Identity Theft Shield Membership during year 2005.

     Associate services revenue increased 16% from $24.9 million for 2004 to $29.0 million during 2005 primarily as a result of more associates enrolling in the eService program. The eService fees totaled $10.8 million during 2005 compared to $7.6 million for 2004, an increase of 42%. We recognized revenue from associate fees of approximately $13.9 million during 2005 compared to $14.6 million during 2004, a decrease of 5%. New associates typically pay a fee ranging from $49 to $249, depending on special promotions we implement from time to time. Although the new enrollments of sales associates increased 125% during 2005 to 242,223 from 107,552 for 2004, the average associate fee paid during 2005 was $56.61 compared to $142.49 for 2004, a decrease of 60%. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will continue to be largely offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue decreased 7%, from $5.6 million to $5.2 million primarily due to the decrease in revenue recognized from Membership enrollment fees.

     Primarily as a result of the increase in Membership fees, total revenues increased to $423.4 million for 2005 from $385.9 million during 2004, an increase of 10%.

     Membership benefits, which primarily represent payments to provider law firms and Kroll, totaled $137.2 million for 2005 compared to $122.3 million for 2004, and represented 35% of Membership fees for 2005 and 34% for 2004. This Membership benefits ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated benefit in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, since the benefit ratio of the IDT Memberships is higher than the legal Memberships, we expect the benefits ratio to increase above 35% if we continue to increase the IDT Membership base and revenues.

     Commissions to associates increased 19% from $118.8 million for 2004 to $141.6 million for 2005, and represented 33% and 36% of Membership fees for such years. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during 2005 totaled 700,727, a 12% increase from the 624,525 sold during 2003, but the "add-on" IDT Membership sales are not included in these totals and have increased 31% to 441,108 for 2005 from 335,792 for 2004 which increased our average Annual Membership fee 6% to $322.04 for 2005 from $303.36 for 2004. The increase in the number of new Memberships sold with an increase in the average Annual Membership fee resulted in a 19% increase in the Membership Fees written.

     Associate services and direct marketing expenses increased to $30.5 million for 2005 from $29.3 million for 2004. Fast Start training fees and bonuses incurred were approximately $4.8 million during 2005 compared to $3.7 million in 2004. This $1.1 million increase in Fast Start training fees and bonuses, a $1.5 million increase in the cost of new Associate kits, a $1.4 million increase in direct marketing and marketing services costs, and a $150,000 increase in Players Club and supply costs was partially offset by a $1.0 million decrease in promotional bonuses and management team overrides and a $2.0 million decrease in amortization of deferred associate cost and other costs. The Fast Start training fees and bonuses are affected by the number of new sales associates that attend Fast Start class and successfully meet the qualification criteria established by us, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2005 and 2004 were $49.0 million and $43.7 million, respectively, and represented 12.6% and 12.3%, respectively, of Membership fees for such years. Increases in the 2005 period were attributable primarily to increases in printing and fulfillment costs associated with our new Membership kit, higher employee costs, bank services charges and Sarbanes Oxley compliance costs.

     Other expenses, net, which includes depreciation and amortization, litigation accruals, premium taxes and interest expense reduced by interest income, increased 9% to $10.5 million for 2005 from $9.6 million for 2004.
Depreciation and amortization decreased to $7.5 million for 2005 from $7.7 million for 2004. Litigation accruals have been reduced $303,000 and $121,000 during 2005 and 2004, respectively. Premium taxes increased from $1.7 million for 2004 to $2.1 million for 2005 due to increased revenues in the states in which we pay premium taxes. Interest expense increased to $2.7 million for 2005 compared to $2.0 million for the prior year. Interest income decreased to $1.5 million for 2005 from $1.7 million for 2004.

     The provision for income taxes decreased during 2005 to $18.9 million compared to $21.5 million for 2004, representing 34.5% of income before income taxes for both years.

     Comparison of 2004 to 2003
     Net income for 2004 increased 2% to $40.8 million from $39.9 million for 2003. Diluted earnings per share for 2004 increased 9% to $2.48 per share from $2.27 per share for the prior year due to increased net income of 2% and an approximate 9% decrease in the weighted average number of outstanding shares. Membership revenues for 2004 were up 8% to $355.5 million from $330.3 million for the prior year marking the twelfth consecutive year of increased Membership revenue.

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

     Membership revenues are more than sufficient to fund the cash requirements for membership benefits (at approximately 34%-35% of Membership revenues), commissions (ranging from 33% to 36% of Membership revenues) and general and administrative expense (at approximately 12.5% of Membership revenues). We have generated significant cash flow from operations before changes in assets and liabilities of approximately $45 million, $52 million and $48 million in 2005, 2004 and 2003, respectively. As discussed below, we have used a significant portion of our cash flow to repurchase shares of our stock in the open market. Cash flow from operations could be reduced if we experienced significant growth in new members because of the negative cash flow characteristics of our commission advance policies discussed above.

     As a result of our ability to generate cash flow from operations, including in periods of Membership growth, we have not historically been dependent on, and do not expect to need in the future, external sources of financing from the sale of securities or from bank borrowings to fund our basic business operations. However, as described below, during the last three years, we incurred debt for limited and specific purposes to permit us to construct a new corporate headquarters, purchase equipment and to accelerate our treasury stock purchase program.

     General
     Consolidated net cash provided by operating activities before changes in assets and liabilities was $45.4 million, $51.7 million and $47.7 million for 2005, 2004 and 2003, respectively. Consolidated net cash provided by operating activities was $50.1 million, $47.3 million and $51.7 million for 2005, 2004 and 2003, respectively. Cash provided by operating activities decreased $2.9 million during 2005 compared to 2004 primarily due to a $4.1 million increase in the change in accounts payable and accrued expenses and other net, the $2.5 million increase in the change in deferred member and associate service costs and the $2.1 million increase in the change in refundable income taxes partially offset by the $5.0 million decrease in net income a $1.3 million decrease in the provision for deferred income taxes and a $220,000 decrease in depreciation and amortization

     Net cash used in investing activities was $15.5 million, $11.3 million and $36.9 million for 2005, 2004 and 2003, respectively. In addition to capital expenditures of $14.8 million, $10.9 million and $27.0 million during 2005, 2004 and 2003, respectively, our purchases of available-for-sale investments exceeded the maturities and sales of such investments by $767,000, $443,000 and $9.9 million in 2005, 2004 and 2003, respectively.

     Net cash used in financing activities was $26.6 million, $31.4 million and $14.2 million for 2005, 2004 and 2003, respectively. This $4.8 million change during 2005 was primarily comprised of a $25.8 million decrease in purchases of treasury stock partially offset by a $5.2 million decrease in proceeds from issuance of debt, a $3.1 million increase in repayment of debt, a $700,000 decrease in proceeds from sale of common stock on exercise of options and a $12.4 million increase in dividends paid.

     We had a consolidated working capital deficit of $3.1 million at December 31, 2005, a decrease of $18.6 million compared to a consolidated working capital deficit of $21.7 million at December 31, 2004. The decrease was primarily due to the $8.0 million increase in cash and a $5.9 million increase in current available-for-sale investments. The $3.1 million working capital deficit at December 31, 2005 would have been $7.0 million in excess working capital excluding the $10.1 million of current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. Additionally, at the current rate of cash flow provided by continuing operations ($50.1 million during 2005) and our contractual commitment that limits the amount of any future dividends, we do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     We generally advance significant commissions to associates at the time a Membership is sold. We expense these advances ratably over the first month of the related Membership. During 2005, we paid advance commissions to associates of $138.8 million on new Membership sales compared to $115.9 million for 2004. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life. See Commissions to Associates above for additional information on advance commissions.

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 10,000,000 shares during subsequent board meetings. At December 31, 2005, we had purchased 9.4 million treasury shares under these authorizations for $222.5 million, an average price of $23.64 per share, including $11.7 million of purchases in 2005. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact our liquidity, however, due to restrictions contained in our debt agreements with lenders, we are limited in our treasury stock purchases. At December 31, 2005, we had more than $19.8 million availability under existing bank covenant restrictions to purchase additional treasury shares. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and our expected cash flows, management believes that purchasing treasury shares enhances shareholder value. We expect to continue our treasury stock program. From time to time, we evaluate alternative sources of financing to continue or accelerate this program.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our existing amount of cash and cash equivalents and unpledged investments at December 31, 2005 of $59.9 million. We expect to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, dividends, and advance repayment of debt subject to the restrictions contained in our debt agreements.

     As more fully discussed in Item 2 - Description of Property, we completed a new office complex during 2004 containing approximately 170,000 square feet of office space constructed on approximately 87 acres contributed to us by the City of Ada in 2001 as part of an economic development incentive package. Costs incurred of approximately $34.1 million, including $706,000 in capitalized interest costs, have been paid from existing resources and proceeds from a $20 million line of credit for the new office construction.

     Our real estate loan of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $190,000 plus interest with a balloon payment on September 30, 2008. The interest rate at December 31, 2005 was 6.56%. The loan is primarily collateralized by a first mortgage on the 87 acre home office complex, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The real estate loan agreement provides for financial covenants substantially the same as those described below for the stock purchase loan.

     Our $31.5 million stock purchase loan was fully funded in September 2004 with interest at the 30 day LIBOR rate plus 3%, adjusted monthly, and repayments began in October 2004 with 24 monthly principal payments of $1.3 million ending September 30, 2006. The interest rate at December 31, 2005 was 7.31%. The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 110%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed sixty five percent (65%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005. At December 31, 2005, we were restricted from paying dividends or purchasing treasury shares in excess of $19.8 million pursuant to these covenants. We were in compliance with the above covenants at December 31, 2005.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 beginning December 31, 2005 with the remaining balance payable in a final installment due November 30, 2012. The interest rate at December 31, 2005 was 6.06%. The loan is primarily collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, PPLSIF and LSPV. The ability of these subsidiaries to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI, PPLSIF or LSPV, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. During February 2004, we made a capital contribution to a wholly-owned subsidiary of PPLCI, Pre-Paid Legal Services of Tennessee, Inc. in the amount of $600,000. At January 1, 2006, neither PPLSIF nor LSPV had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. While PPLCI had surplus funds available for payment of an ordinary dividend, no such dividend was declared or paid during 2004 or 2003. At January 1, 2006 PPLCI had approximately $6.1 million available for payment of an ordinary dividend. At December 31, 2005 the amount of restricted net assets of consolidated subsidiaries was $25.3 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

     Contractual Obligations
     The following table reflects our contractual obligations as of December 31, 2005.

                                                                   Payments Due by Period (In Thousands)
                                                                                                             More
                                                                      Less than                              than
               Contractual Obligations                    Total       1 year     1-3 years    3-5 years    5 years
--------------------------------------------------     -----------   ----------  ----------   ----------  ----------
Long-term debt....................................      $  38,470    $  15,250   $  15,255    $   2,304   $   5,661
Purchase obligations (1)..........................         13,778        9,561       4,116          101           -
Capital leases....................................          2,647          420         501          162       1,564
Deferred compensation plan........................          3,932            -           -            -       3,932
Operating leases..................................            300          127         169            4           -
                                                       -----------   ----------  ----------   ----------  ----------
Total (2).........................................      $  59,127    $  25,358   $  20,041    $   2,571   $  11,157
                                                       -----------   ----------  ----------   ----------  ----------

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

Forward-Looking Statements

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of December 31, 2005 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described below. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------------

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

     As of December 31, 2005, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. We do not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                          Hypothetical change     Estimated fair value
                                                                            in interest rate       after hypothetical
                                                             Fair Value  (bp = basis points)    change in interest rate
                                                            ------------ --------------------   -----------------------
                                                                            (Dollars in thousands)
Fixed-maturity investments at December 31, 2005 (1)....      $  27,541      100 bp increase           $  26,129
                                                                            200 bp increase              24,809
                                                                             50 bp decrease              27,723
                                                                            100 bp decrease              28,613


Fixed-maturity investments at December 31, 2004 (1)....      $  27,023      100 bp increase           $  25,454
                                                                            200 bp increase              24,024
                                                                             50 bp decrease              27,605
                                                                            100 bp decrease              28,288

--------------------

(1) Excluding short-term investments with a fair value of $2.6 million and $2.5 million at December 31, 2005 and 2004, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2005 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. At December 31, 2004, and based on the fair value of fixed-maturity investments of $27.0 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $3.0 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of December 31, 2005, we had $38.5 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes it to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, interest expense would increase by approximately $385,000. As of December 31, 2005, we had not entered into any interest rate swap agreements with respect to the term loans.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------------


                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firm

Management's Annual Report on Internal Control over Financial Reporting

Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2005 and 2004
Consolidated Statements of Income - For the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows - For the years ended December 31, 2005,
        2004 and 2003
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Financial Statement Schedules
-----------------------------
Schedule I - Condensed Financial Information of the Registrant

     (All other schedules have been omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereon.)



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by COSO. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2005 and our report dated February 23, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City,  Oklahoma
February 23, 2006




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 23, 2006




     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by
Section 404 of the Sarbanes-Oxley Act, our management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on the assessment, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control-Integrated Framework issued by the COSO. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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



                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts and shares in 000's, except par values)

                                     ASSETS
                                                                                                December 31,
                                                                                          ---------------------------
                                                                                              2005           2004
                                                                                          ------------  -------------
Current assets:
  Cash and cash equivalents............................................................   $    33,957   $    25,972
  Available-for-sale investments, at fair value........................................         6,742           804
  Membership fees receivable...........................................................         5,395         4,961
  Inventories..........................................................................         1,717         1,623
  Refundable income taxes..............................................................             -         1,241
  Deferred member and associate service costs..........................................        16,210        15,420
  Deferred income taxes................................................................         4,894         4,829
  Other assets.........................................................................         5,236         3,518
                                                                                          ------------  -------------
      Total current assets.............................................................        74,151        58,368
Available-for-sale investments, at fair value..........................................        19,213        25,455
Investments pledged....................................................................         4,307         4,381
Property and equipment, net............................................................        58,947        51,232
Deferred member and associate service costs............................................         3,003         2,580
Other assets...........................................................................         5,244         4,048
                                                                                          ------------  -------------
        Total assets...................................................................   $   164,865   $   146,064
                                                                                          ------------  -------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $    11,638   $    10,340
  Deferred revenue and fees............................................................        26,287        24,585
  Current portion of capital leases payable............................................           321           338
  Current portion of notes payable.....................................................        15,250        18,036
  Common stock dividends payable.......................................................         4,643         7,796
  Accounts payable and accrued expenses................................................        19,095        15,451
                                                                                          ------------  -------------
    Total current liabilities..........................................................        77,234        76,546
  Capital leases payable...............................................................         1,296         1,618
  Notes payable........................................................................        23,220        27,050
  Deferred revenue and fees............................................................         3,007         2,361
  Deferred income taxes................................................................         4,782         4,248
  Other non-current liabilities........................................................         3,932         2,794
                                                                                          ------------  -------------
      Total liabilities................................................................       113,471       114,617
                                                                                          ------------  -------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 20,326 and
    20,465 issued at December 31, 2005 and 2004, respectively..........................           203           205
  Retained earnings....................................................................       149,832       129,290
  Accumulated other comprehensive income...............................................           387           980
  Treasury stock, at cost; 4,852 shares held at December 31, 2005
    and 2004, respectively.............................................................       (99,028)      (99,028)
                                                                                          ------------  -------------
      Total stockholders' equity.......................................................        51,394        31,447
                                                                                          ------------  -------------
        Total liabilities and stockholders' equity.....................................   $   164,865   $   146,064
                                                                                          ------------  -------------


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2005          2004          2003
                                                                         -------------  ------------- -------------
Revenues:
  Membership fees......................................................  $    389,255   $    355,461  $    330,322
  Associate services...................................................        28,963         24,901        25,704
  Other................................................................         5,162          5,575         5,287
                                                                         -------------  ------------- -------------
                                                                              423,380        385,937       361,313
                                                                         -------------  ------------- -------------
Costs and expenses:
  Membership benefits..................................................       137,150        122,280       111,165
  Commissions..........................................................       141,631        118,757       115,386
  Associate services and direct marketing..............................        30,453         29,325        28,929
  General and administrative...........................................        49,015         43,742        36,711
  Other, net...........................................................        10,456          9,578         8,546
                                                                         -------------  ------------- -------------
                                                                              368,705        323,682       300,737
                                                                         -------------  ------------- -------------

Income before income taxes.............................................        54,675         62,255        60,576
Provision for income taxes.............................................        18,863         21,478        20,669
                                                                         -------------  ------------- -------------
Net income.............................................................  $     35,812   $     40,777  $     39,907
                                                                         -------------  ------------- -------------

Basic earnings per common share........................................  $      2.31    $      2.50   $      2.28
                                                                         -------------  ------------- -------------

Diluted earnings per common share......................................  $      2.29    $      2.48   $      2.27
                                                                         -------------  ------------- -------------

Dividends declared per common share....................................  $       .60    $       .50   $         -
                                                                         -------------  ------------- -------------


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                                                                          Year Ended December 31,
                                                                                     -----------------------------------
                                                                                       2005         2004         2003
                                                                                     ----------  ----------   ----------
Cash flows from operating activities:
Net income.......................................................................    $  35,812   $  40,777    $  39,907
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for deferred income taxes............................................          912       2,197          288
  Depreciation and amortization..................................................        7,489       7,709        7,082
  Tax benefit on exercise of stock options.......................................        1,221         775          234
  Compensation expense relating to contribution of stock to ESOP.................            -         231          220
                                                                                     ----------  ----------   ----------
    Cash provided by operating activities before changes in assets and liabilities      45,434      51,689       47,731
                                                                                     ----------  ----------   ----------
  (Increase) decrease in accrued Membership income...............................         (434)       (386)         672
  (Increase) decrease in inventories.............................................          (94)       (766)         355
  Decrease (increase) in refundable income taxes.................................        1,241        (910)         (56)
  (Increase) decrease in deferred member and associate service costs.............       (1,213)     (1,410)          40
  Increase in other assets.......................................................       (2,914)     (2,431)      (2,407)
  Increase in accrued Membership benefits........................................        1,298       1,051          679
  Increase (decrease) in deferred revenue and fees...............................        2,348        (147)         215
  Increase in other non-current liabilities......................................        1,138       1,349        1,445
  Increase (decrease) in accounts payable and accrued expenses and other, net....        3,327        (776)       3,019
                                                                                     ----------  ----------   ----------
    Net cash provided by operating activities....................................       50,131      47,263       51,693
                                                                                     ----------  ----------   ----------
Cash flows from investing activities:
  Additions to property and equipment............................................      (14,778)    (10,879)     (27,012)
  Purchases of investments - available-for-sale..................................      (18,312)    (24,135)     (15,695)
  Maturities and sales of investments - available-for-sale.......................       17,545      23,692        5,806
                                                                                     ----------  ----------   ----------
    Net cash used in investing activities........................................      (15,545)    (11,322)     (36,901)
                                                                                      ----------  ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of debt.................................................       13,829      19,000       42,700
  Repayments of debt.............................................................      (20,445)    (17,335)      (9,912)
  Proceeds from exercise of stock options........................................        4,439       5,176        2,014
  Purchases of treasury stock....................................................      (11,673)    (37,461)     (48,292)
  Proceeds from other financing..................................................            -           -        1,000
  Decrease in capital lease obligations..........................................         (339)       (808)      (1,701)
  Dividends paid.................................................................      (12,412)          -            -
                                                                                     ----------  ----------   ----------
    Net cash used in financing activities........................................      (26,601)    (31,428)     (14,191)

Net increase in cash and cash equivalents........................................        7,985       4,513          601
Cash and cash equivalents at beginning of year...................................       25,972      21,459       20,858
                                                                                     ----------  ----------   ----------
Cash and cash equivalents at end of year.........................................    $  33,957   $  25,972    $  21,459
                                                                                     ----------  ----------   ----------

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized..............................    $   2,432   $   1,752    $      78
                                                                                     ----------  ----------   ----------
  Cash paid for income taxes.....................................................    $  13,350   $  19,429    $  20,200
                                                                                     ----------  ----------   ----------
  Non-cash activities - cash dividends declared but not paid.....................    $   4,643   $   7,796    $       -
                                                                                     ----------  ----------   ----------
  Non-cash activities - capital lease obligations incurred.......................    $       -   $   1,058    $   2,481
                                                                                     ----------  ----------   ----------
  Non-cash activities - asset additions due to trade-in allowance................    $     426   $       -    $       -
                                                                                     ----------  ----------   ----------


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       (Amounts and shares in 000's, except dividend rates and par values)


                                                Common Stock      Capital in                         Treasury Stock
                                             -------------------  Excess of    Retained   Accum.  --------------------
                                              Shares    Amount    Par Value    Earnings   OCI(1)    Shares     Amount     Total
                                             --------- --------- ----------- ----------- -------- --------- ---------- ----------
 January 1, 2003...........................    23,688   $   237   $ 43,219    $  90,254   $  290     4,852   $(99,028)  $34,972
  Contributed to Company's ESOP plan.......         8         -        220            -        -         -          -       220
  Exercise of stock options and other......       105         -      2,014            -        -         -          -     2,014
  Income tax benefit related to exercise
    of stock options.......................         -         -        234            -        -         -          -       234
  Net income...............................         -         -          -       39,907        -         -          -    39,907
  Other comprehensive income...............         -         -          -            -      519         -          -       519
  Treasury shares purchased................         -         -          -            -        -     2,127    (48,292)  (48,292)
  Treasury shares retired..................    (2,127)      (20)   (45,687)      (2,585)       -    (2,127)    48,292         -
                                             --------- --------- ----------- ----------- -------- --------- ---------- ----------
December 31, 2003..........................    21,674       217          -      127,576      809     4,852    (99,028)   29,574
  Contributed to Company's ESOP plan.......        10         -          -          231        -         -          -       231
  Exercise of stock options and other......       234         2          -        5,174        -         -          -     5,176
  Income tax benefit related to exercise
    of stock options.......................         -         -          -          775        -         -          -       775
  Net income...............................         -         -          -       40,777        -         -          -    40,777
  Other comprehensive income...............         -         -          -            -      171         -          -       171
  Treasury shares purchased................         -         -          -            -        -     1,453    (37,461)  (37,461)
  Treasury shares retired..................    (1,453)      (14)         -      (37,447)       -    (1,453)    37,461         -
  Common stock dividends incurred..........         -         -          -       (7,796)       -         -          -    (7,796)
                                             --------- --------- ----------- ----------- -------- --------- ---------- ----------
December 31, 2004..........................    20,465       205          -      129,290      980     4,852    (99,028)   31,447
  Exercise of stock options and other......       197         1          -        4,438        -         -          -     4,439
  Income tax benefit related to exercise
    of stock options.......................         -         -          -        1,221        -         -          -     1,221
  Net income...............................         -         -          -       35,812        -         -          -    35,812
  Other comprehensive income...............         -         -          -            -     (593)        -          -      (593)
  Treasury shares purchased................         -         -          -            -        -       336    (11,673)  (11,673)
  Treasury shares retired..................      (336)       (3)         -      (11,670)       -      (336)    11,673         -
  Common stock dividends incurred..........         -         -          -       (9,259)       -         -          -    (9,259)
                                             --------- --------- ----------- ----------- -------- --------- ---------- ----------
 December 31, 2005..........................   20,326   $   203   $      -    $ 149,832   $  387     4,852   $(99,028)  $51,394
                                             --------- --------- ----------- ----------- -------- --------- ---------- ----------




                         (1) Other Comprehensive Income                             Year Ended December 31,
                                                                                  ----------------------------
                                                                                   2005       2004      2003
                                                                                  --------  --------   -------
Net income....................................................................    $35,812   $40,777    $39,907

Other comprehensive income, net of tax:
  Foreign currency translation adjustment.....................................        100       153        137
                                                                                  --------  --------   -------
  Unrealized gains on investments:
    Unrealized holding (losses) gains arising during period,..................       (871)      116        469
      Less: reclassification adjustment for losses (gains) included in net
            income............................................................        178       (98)       (87)
                                                                                  --------  --------   -------
                                                                                     (693)       18        382
                                                                                  --------  --------   -------
Other comprehensive income, net of income taxes of $(443), $12 and $206 in
  2005, 2004 and 2003, respectively...........................................       (593)      171        519
                                                                                  --------  --------   -------
Comprehensive income..........................................................    $35,219   $40,948    $40,426
                                                                                  --------  --------   -------


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

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Parent") and subsidiaries (collectively, the "Company") develops and markets legal service plans (referred to as "Memberships"). The Memberships sold by us allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. During the third quarter of 2003, we began offering our Identity Theft Shield to new and existing members at $9.95 per month if added to a legal service Membership or it may be purchased separately for $12.95 per month. The nationwide provider of the Identity Theft Shield benefits and the Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by us to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2005, Memberships subject to the capitated benefit provider arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 5% of Members have elected to pay their fees in advance on an annual or semi-annual basis. At December 31, 2005, we had 1,542,789 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of the Memberships were in 29 states and provinces. The Memberships are marketed by an independent sales force referred to as "associates."

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

     Reclassifications
     Certain  amounts in the prior periods  presented have been  reclassified to
conform  to  the  current  period  financial   statement   presentation.   These
reclassifications have no effect on previously reported net income.

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

     Investments
     We classify our investments held as available-for-sale and account for them at fair value with unrealized gains and losses, net of taxes, excluded from earnings and reported as other comprehensive income. We classify available-for-sale securities as current if we expect to sell the securities within one year, or if we intend to utilize the securities for current operations. All other available-for-sale securities are classified as non-current.

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

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs of $10 for 2005 are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). We compute the expected Membership life using more than 20 years of actuarial data. At December 31, 2005, we computed the expected Membership life to be approximately 3 years. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force primarily from a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $57, $142 and $136 for 2005, 2004 and 2003, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $14) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2005 is estimated to be approximately six months, unchanged from year end 2004. At both December 31, 2005 and 2004, the deferred revenue associated with sales associate enrollment fees was $1.6 million, which is classified as a current liability. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

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

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, Fast Start bonuses, associate introduction kits, the associate incentive program, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention). Shipping and handling costs of $2.8 million in 2005 and $2.4 million in 2004 are primarily included in Associate services and direct marketing costs.

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

     Commissions to Associates
     Prior to March 1, 2002, we had a level Membership commission schedule of approximately 27% of Membership fees and advanced the equivalent of up to three years of commissions on new Membership sales. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, we returned to a differential commission structure with rates of approximately 80% of first year Membership fees on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate's sales organization. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three year commission advance or the differential commission structure with a one year commission advance.

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

     Stock-Based Compensation
     We have a stock-based employee compensation plan, which is described more fully in Note 13. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Year Ended December 31,



                                                                                     Year Ended December 31,
                                                                               ----------------------------------
                                                                                 2005        2004         2003
                                                                               ---------   ---------    ---------
Net income, as reported...................................................     $ 35,812    $ 40,777     $ 39,907
Deduct:  Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects........            -        (441)        (860)
                                                                               ---------   ---------    ---------
Pro forma net income......................................................     $ 35,812    $ 40,336     $ 39,047
                                                                               ---------   ---------    ---------

Earnings per share:
    Basic - as reported...................................................     $   2.31    $   2.50     $   2.28
    Basic - pro forma.....................................................     $   2.31    $   2.47     $   2.23
    Diluted - as reported.................................................     $   2.29    $   2.48     $   2.27
    Diluted - pro forma...................................................     $   2.29    $   2.45     $   2.22


     The estimated fair value of options granted to employees during 2004 and 2003 (no options were granted during 2005) was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: no dividend yield; risk-free interest rate of 2.16% for 2004 and 2.38% for 2003; expected life of 3-5 years; and expected volatility for the years ending December 31, 2004 and 2003 were 52.8% and 55.9%, respectively. Using these assumptions, the weighted average fair values at date of grant for options granted during 2004 and 2003 were $8.74 and $8.63, respectively.

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

     New Accounting Standards Issued
     In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. Management does not expect the adoption of this FSP to have a material effect on our consolidated financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment," which replaces SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 "Share-Based Payment," which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. Management plans to adopt this statement on the modified prospective basis beginning January 1, 2006, and does not expect adoption of this statement to have a material effect on our consolidated financial position and results of operations. Subsequent to adoption of this statement, share-based benefits will be valued at fair value using the Black-Scholes option pricing model for option grants and the grant date fair market value for stock awards. Compensation amounts so determined will be expensed over the applicable vesting period.

     In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

Note 2 - Investments

     A summary of the amortized cost, unrealized gains and losses and fair values of our investments at December 31, 2005 and 2004 follows:

                                                                         December 31, 2005
                                                        -------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                      -----------   ---------    ---------    ---------
U.S. Government obligations........................      $   9,482     $    65      $  (120)    $   9,427
Corporate obligations..............................          2,453           8          (80)        2,381
Equity securities..................................            136          23            -           159
Obligations of state and political subdivisions....         15,743         133         (142)       15,734
Certificates of deposit............................          2,561           -            -         2,561
                                                        -----------   ---------    ---------    ---------
Total..............................................      $  30,375     $   229      $  (342)    $  30,262
                                                        -----------   ---------    ---------    ---------

                                                                         December 31, 2004
                                                        -------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                      -----------   ---------    ---------    ---------
U.S. Government obligations........................      $   9,784     $   146      $   (39)    $   9,891
Corporate obligations..............................          2,982          28           (9)        3,001
Equity securities..................................            417         663            -         1,080
Obligations of state and political subdivisions....         13,898         271          (38)       14,131
Certificates of deposit............................          2,537           -            -         2,537
                                                        -----------   ---------    ---------    ---------
Total..............................................      $  29,618     $ 1,108      $   (86)    $  30,640
                                                        -----------   ---------    ---------    ---------

     In determining whether declines in the fair value of available-for-sale securities below their cost are other than temporary, management considers the financial condition of the issuer, causes for the decline in fair value (i.e., interest rate fluctuations or declines in creditworthiness) and severity and duration of the decline, among other things. At December 31, 2005 we had 60 securities (primarily municipal securities) with unrealized losses in four consecutive quarters with combined market losses of $94,000. These losses were determined to be temporary since substantially all of these securities were AAA rated and we intend to hold to maturity Additionally, we recognized a loss for an other than temporary decline of $282,000 related to our equity securities.


     The contractual maturities of our available-for-sale investments in debt securities and certificates of deposit at December 31, 2005 by maturity date follows:

                                                                        Amortized
                                                                           Cost       Fair Value
                                                                        -----------   ------------
                 One year or less...................................     $   3,187     $   3,195
                 Two years through five years.......................         5,928         5,882
                 Six years through ten years........................        14,503        14,369
                 More than ten years................................         6,621         6,657
                                                                        -----------   ------------
                 Total..............................................     $  30,239     $  30,103
                                                                        -----------   ------------


     Our investment securities are included in the accompanying consolidated balance sheets at December 31, 2005 and 2004 as follows:

                                                                              December 31,
                                                                        --------------------------
                                                                           2005          2004
                                                                        -----------   ------------
                 Available-for-sale investments (current)...........     $   6,742     $     804
                 Available-for-sale investments (non-current).......        19,213        25,455
                 Investments pledged................................         4,307         4,381
                                                                        -----------   ------------
                 Total..............................................     $  30,262     $  30,640
                                                                        -----------   ------------


     We  are  required  to  pledge   investments  to  various  state   insurance
departments  as a condition  to  obtaining  authority  to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

                                                                              December 31,
                                                                        --------------------------
                                                                           2005          2004
                                                                        -----------   ------------
                 Certificates of deposit............................     $   2,361     $   2,537
                 Obligation of state and political subdivisions.....             -           131
                 U. S. Government obligations.......................         1,946         1,713
                                                                        -----------   ------------
                 Total..............................................     $   4,307     $   4,381
                                                                        -----------   ------------


     Proceeds from sales of investments during 2005, 2004 and 2003 were $13.2 million, $4.6 million and $4.7 million, respectively, and resulted in gross realized gains of $98,000, $224,000 and $154,000 and gross realized losses of $108,000, $63,000 and $19,000, respectively.





Note 3 - Property and Equipment

     Property and equipment is comprised of the following:

                                                                Estimated         December 31,
                                                                Estimated    -----------------------
                                                               Useful Life     2005         2004
                                                               ------------  ----------  -----------
                 Equipment, furniture and fixtures..........     3-10 years  $  34,204   $  31,727
                 Computer software..........................        3 years     11,461       9,342
                 Building and improvements..................    20-40 years     36,542      36,540
                 Automotive and aviation equipment..........     3-10 years     13,489       3,104
                 Land.......................................            N/A        170         170
                                                                             ----------  -----------
                                                                                95,866      80,883
                 Accumulated depreciation.................................     (36,919)    (29,651)
                                                                             ----------  -----------
                 Property and equipment, net..............................   $  58,947   $  51,232
                                                                             ----------  -----------


     As of December 31, 2005 and 2004, capitalized interest of $706,000 was included in the cost of the building.

Note 4 - Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses are comprised of the following:

                                                                              December 31,
                                                                        ------------------------
                                                                           2005          2004
                                                                        ----------    ----------
                 Accounts payable...................................    $   6,303     $   4,873
                 Marketing bonuses payable..........................        2,099         1,792
                 Incentive awards payable...........................        3,082         2,616
                 Litigation accrual.................................        2,472         3,013
                 Other..............................................        5,139         3,157
                                                                        ----------    ----------
                 Total..............................................    $  19,095     $  15,451
                                                                        ----------    ----------


Note 5 - Notes Payable

     Our real estate loan of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $190,000 plus interest with a balloon payment on September 30, 2008. The interest rate at December 31, 2005 was 6.56%. The loan is primarily collateralized by a first mortgage on the 87 acre home office complex, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The real estate loan agreement provides for financial covenants substantially the same as those described below for the stock purchase loan.

     Our $31.5 million stock purchase loan was fully funded in September 2004 with interest at the 30 day LIBOR rate plus 3%, adjusted monthly, and repayments began in October 2004 with 24 monthly principal payments of $1.3 million ending September 30, 2006. The interest rate at December 31, 2005 was 7.31%. The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 110%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed sixty five percent (65%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005. At December 31, 2005, we were restricted from paying dividends or purchasing treasury shares in excess of $19.8 million pursuant to these covenants. We were in compliance with the above covenants at December 31, 2005.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 beginning December 31, 2005 with the remaining balance payable in a final installment due November 30, 2012. The interest rate at December 31, 2005 was 6.06%. The loan is primarily collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

     A schedule of outstanding balances as of December 31, 2005 and 2004 is as follows:

                                                                            December 31,
                                                                        ------------------------
                                                                           2005         2004
                                                                        ----------   -----------
                          Real estate loan...........................   $  15,238    $  17,524
                          Stock purchase loan........................      11,813       27,562
                          Aircraft...................................      11,419            -
                                                                        ----------   -----------
                          Total notes payable........................      38,470       45,086
                          Less: Current portion of notes payable.....     (15,250)     (18,036)
                                                                        ----------   -----------
                          Long term portion..........................   $  23,220    $  27,050
                                                                        ----------   -----------




     A schedule of future maturities as of December 31, 2005 is as follows:

                          Repayment Schedule commencing
                                January 2006:
                          -------------------------------------------
                          Year 1.....................................   $  15,250
                          Year 2.....................................       3,437
                          Year 3.....................................      11,818
                          Year 4.....................................       1,152
                          Year 5.....................................       1,152
                          Thereafter.................................       5,661
                                                                        -----------
                        Total notes payable........................     $  38,470
                                                                        -----------


Note 6 - Income Taxes

     The provision for income taxes consists of the following:

                                                                    Year Ended December 31,
                                                               ------------------------------------
                                                                  2005         2004        2003
                                                               ----------  -----------  -----------
                 Current....................................   $  17,951   $  19,281    $  20,381
                 Deferred...................................         912       2,197          288
                                                               ----------  -----------  -----------
                   Total provision for income taxes.........   $  18,863   $  21,478    $  20,669
                                                               ----------  -----------  -----------




     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                                    Year Ended December 31,
                                                               ------------------------------------
                                                                 2005         2004        2003
                                                               ----------  -----------  -----------
                 Statutory Federal income tax rate..........      35.0%       35.0%        35.0%
                 Tax exempt interest........................       (.4)        (.2)         (.1)
                 Wage tax credits...........................       (.5)        (.5)         (.5)
                 Other......................................        .4          .2          (.3)
                                                               ----------  -----------  -----------
                 Effective income tax rate..................      34.5%       34.5%        34.1%
                                                               ----------  -----------  -----------



     Deferred tax liabilities and assets at December 31, 2005 and 2004 are comprised of the following:

                                                                            December 31,
                                                                        ----------------------
                                                                          2005        2004
                                                                        ----------  ----------
                 Deferred tax liabilities relating to:
                   Unrealized investment gains, net.................    $       -   $     399
                   Deferred member and associate service costs......        7,493       7,020
                   Property and equipment...........................        7,008       4,854
                                                                        ----------  ----------
                      Total deferred tax liabilities................       14,501      12,273
                                                                        ----------  ----------
                 Deferred tax assets relating to:
                   Expenses not yet deducted for tax purposes.......        2,497       2,265
                   Deferred revenue and fees........................       11,425      10,509
                   Unrealized investment losses, net................           44           -
                   Other............................................          647          80
                                                                        ----------  ----------
                      Total deferred tax assets.....................       14,613      12,854
                                                                        ----------  ----------
                   Net deferred tax asset...........................    $     112   $     581
                                                                        ----------  ----------

     Our deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2005 and 2004 as follows.

                                                                              December 31,
                                                                         ------------------------
                                                                           2005          2004
                                                                         ----------    ----------
                 Deferred income taxes (current asset)..............     $   4,894     $   4,829
                 Deferred income taxes (non-current liability)......        (4,782)       (4,248)
                                                                         ----------    ----------
                 Net deferred tax asset.............................     $     112     $     581
                                                                         ----------    ----------


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

Note 7 - Stockholders' Equity

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 10 million shares during subsequent board meetings. At December 31, 2005, we had purchased 9.4 million treasury shares under these authorizations for a total consideration of $222.5 million, an average price of $23.64 per share. We purchased and formally retired 336,100 shares of our common stock during 2005 for $11.7 million, or an average price of $34.73 per share, reducing our common stock by $3,361 and our retained earnings by $11.7 million. At December 31, 2005 and 2004, we had 15.5 million and 15.6 million common shares outstanding, respectively, net of treasury shares. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

     We have lines of credit (see Note 5) that prohibit payment of cash dividends on our common stock in excess of 65% of net income. Any decision by our Board of Directors to pay cash dividends in the future will depend upon, among other factors, our earnings, financial condition, capital requirements and approval from our lender for any dividends in excess of 65% of net income. In addition, our ability to pay dividends is dependent in part on our ability to derive dividends from our subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At January 1, 2006, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. During 2005, PPLCI declared and paid a $4.1 million dividend to us. No dividends were declared or paid during 2004 or 2003. At January 1, 2006 PPLCI had approximately $6.1 million available for payment of an ordinary dividend. At December 31, 2005 the amount of restricted net assets of consolidated subsidiaries was $25.3 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

Note 8 - Other Expenses, net

         The components of Other expenses, net are as follows:
                                                                    Year Ended December 31,
                                                                -----------------------------------
                                                                   2005         2004        2003
                                                                ----------  -----------  ----------
                 Depreciation...............................    $  7,489    $  7,709     $  7,082
                 Premium taxes..............................       2,059       1,698        2,703
                 Interest expense...........................       2,682       1,990          123
                 Litigation accrual expense.................        (303)       (121)           -
                 Interest income............................      (1,471)     (1,698)      (1,362)
                                                                ----------  -----------  ----------
                   Total Other expenses, net................    $ 10,456    $  9,578     $  8,546
                                                                ----------  -----------  ----------


     Interest expense is net of capitalized interest of $0, $0 and $586,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 9 - Comprehensive Income

     Comprehensive income is comprised of two subsets - net income and other comprehensive income. Included in other comprehensive income for us are foreign currency translation adjustments and unrealized gains on investments. These items are accumulated within the Statements of Changes in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income." As of December 31, accumulated other comprehensive income, as reflected in the Consolidated Statements of Changes in Stockholders' Equity, was comprised of the following:

                                                                            2005        2004
                                                                          ----------  -----------
Foreign currency translation adjustments..................................$   456     $   356
Unrealized gains (losses) on investments, net of income taxes of $(44)
and $399..................................................................    (69)        624
                                                                          ----------  -----------
Accumulated other comprehensive income.................................   $   387     $   980
                                                                          ----------  -----------

Note 10 - Related Party Transactions

     Through December 31, 2005, our Chairman, Harland C. Stonecipher, was the owner of PPL Agency, Inc. ("Agency"). Effective January 1, 2006 we acquired Agency from Mr. Stonecipher but prior to the acquisition we had agreed to indemnify and hold him harmless for any personal losses incurred as a result of his ownership of this corporation and any income earned by Agency accrued to us. We provide management and administrative services for Agency, for which we received specified management fees and expense reimbursements. No consideration was paid to Mr. Stonecipher.

     Agency's financial position and results of operations are included in our financial statements on a combined basis after elimination of intercompany transactions. Agency earned commissions, net of amounts paid directly to its agents by the underwriter, during 2005, 2004 and 2003 of $114,000, $220,000 and $119,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had net income of $16,000, $127,000 and $20,000 for the years ended December 31, 2005, 2004 and 2003, respectively, after incurring commissions earned by Mr. Stonecipher of $57,000, $55,000 and $57,000, respectively, and annual management fees paid to us of $36,000 for 2005, 2004 and 2003.

     Mr. Stonecipher and his wife, Shirley A. Stonecipher, own Stonecipher Aviation LLC ("SA") and Mr. and Mrs. Stonecipher together with Wilburn L. Smith, our National Marketing Director and formerly our President and one of our directors , own S & S Aviation LLC ("S&SA"). We had agreed to reimburse SA and S&SA for certain expenses pertaining to trips made by Company personnel for Company business purposes using aircraft owned by SA and S&SA. Such reimbursement represents the pro rata portion of direct operating expenses, such as fuel, maintenance, pilot fees and landing fees, incurred in connection with such aircraft based on the relative number of flights taken for Company business purposes versus the number of other flights during the applicable period. No reimbursement is made for depreciation, capital expenditures or improvements relating to such aircraft. During 2004 and 2003 we paid $329,000 and $307,000, respectively, to SA and paid $561,000 and $592,000 to S&SA during 2004 and 2003, respectively, as reimbursement for such transportation expenses.

     On December 9, 2004, we entered into and consummated an agreement with SA to purchase a 1980 Beech King Air 200 airplane for a purchase price of $1,083,355. On the same date, we entered into and consummated an agreement to purchase a 1983 Mitsubishi MU-300 jet airplane owned by S&SA for a purchase price of $1,230,200. In connection with the purchase of this plane, we also agreed to pay the expenses associated with a pending avionics upgrade, inspection and maintenance of approximately $450,000. On the same date, we also purchased the leasehold interest in a hangar building located at the Ada Municipal airport which is used as the hangar facility for the two purchased planes for a purchase price of $465,000 and also purchased certain equipment and furniture used at the facility for a purchase price of $9,272. The hangar and related equipment was purchased from SA, which constructed the hangar and acquired the equipment at its expense. Under the terms of the lease, which we assumed, which expires in 2027, we are obligated to pay annual rental of $10 per year. The purchase prices were paid in cash from our existing cash resources. The Audit Committee of the Board of Directors and the full Board, with Mr. Stonecipher abstaining, approved all of the transactions. The prices for each of the planes and hangar were determined by independent appraisals and the related equipment and furniture was purchased for book value, which approximates fair market value. The Board determined that it was appropriate for us to acquire ownership of the airplanes and hangar in light of the fact that the planes are used almost exclusively in furtherance of our business. On November 30, 2005, we purchased a LearJet 60 and traded in our existing Mitsubishi MU-300 jet airplane. We will be reimbursed for personal use of our aircraft, if any.

     John W. Hail, one of our directors, served as our Executive Vice President, Director and Agency Director from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was our exclusive marketing agent from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and us entered into during the period in which Mr. Hail was one of our executive officers, Mr. Hail receives override commissions from renewals of certain Memberships initially sold by us during such period. During 2005, 2004 and 2003, such override commissions on renewals totaled $75,000, $79,000 and $81,000, respectively. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with us, including TVC Marketing, Inc., but which were engaged in the marketing of our legal service Memberships and which earn renewal commissions from Memberships previously sold. These entities earned renewal commissions of $551,000, $557,000 and $552,000 during 2005, 2004 and 2003, respectively, of which $314,000, $322,000 and
$300,000, respectively, was passed through as commissions to their sales agents.

     During 2003, we terminated a marketing services agreement with a senior marketing associate, and commenced an action in the District Court of Pontotoc County, Oklahoma alleging breach of contract and seeking to collect $1.4 million in outstanding notes receivable arising from loans made by us at various times between 1998 and 2001. Due to uncertainties about the full recoverability of these notes, we recorded a reserve and bad debt expense of $515,000 in 2003 to write down the notes to our estimate of their recoverable value. Each quarter, we evaluate the recoverability of these notes receivable and adjust the reserve accordingly. During 2005 we increased the reserve by $21,000 to $555,000 at December 31, 2005.

Note 11 - Leases

     At December 31, 2005, we were committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $108,000, $79,000 and $93,000 in 2005, 2004 and 2003, respectively.

     Future  commitments   commencing  January  2006  related  to  noncancelable
operating leases are as follows:

Year Ended December 31,
2006...............................................     $     127
2007...............................................           106
2008...............................................            63
2009...............................................             4
                                                        ----------
Total operating lease commitments..................     $     300
                                                        ----------


     Future minimum lease payments commencing in January 2006 related to capital leases are as follows:

Year Ended December 31,
2006...............................................     $     420
2007...............................................           420
2008...............................................            81
2009...............................................            81
2010...............................................            81
Thereafter.........................................         1,564
                                                        ----------
Total minimum lease payments.......................         2,647
Less: Imputed interest.............................        (1,030)
                                                        ----------
Present value of net minimum lease payments........         1,617
Less: Current portion..............................          (321)
                                                        ----------
Non current portion of capital leases payable......     $   1,296
                                                        ----------

     We entered into two capital leases near the end of 2002 and one early in 2003 to acquire equipment and buildings. These capital leases expire at various dates through 2032. The capital lease assets are included in property and equipment as follows at December 31, 2005 and December 31, 2004.

                                                               December 31,
                                                         ------------------------
                                                           2005          2004
                                                         ----------    ----------
Equipment, furniture and fixtures..................      $   1,670     $   1,670
Buildings and improvements.........................            314           314
                                                         ----------    ----------
                                                             1,984         1,984
Less: accumulated amortization.....................           (445)          (91)
                                                         ----------    ----------
Net capital lease assets...........................      $   1,539     $   1,893
                                                         ----------    ----------

Note 12 - Commitments and Contingencies

     We and various executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that we issued false and misleading financial information, primarily related to the method we used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted our motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of December 31, 2003, the briefing in the appeal had been completed. On January 14, 2004 oral argument was held in the appeal and as of February 17, 2006, a decision was pending. We are unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2004, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of February 17, 2006, as a result of dismissals, summary judgments, or settlements for nominal amounts, there were no lawsuits remaining in Alabama. As of February 17, 2006, we were aware of 7 separate lawsuits involving approximately 406 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name our former provider attorney in Mississippi as a defendant. In Mississippi, we filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which we seek to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of our Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings in Mississippi in May, 2006, and seek varying amounts of actual and punitive damages. We have tried three separate lawsuits in
Mississippi. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in our favor, including other named defendants, on all claims on October 19, 2004, while the second and third trials in Mississippi resulted in insubstantial plaintiffs' verdicts on February 15, 2005 and May 9, 2005, respectively. On August 16, 2005 the Circuit Judge in the February 15, 2005 trial overturned the jury's finding of fraud and fraudulent misrepresentation on the grounds that the evidence was insufficient to support those claims and reduced the damages awarded by the jury to a total of $525 for four plaintiffs. On July 18, 2005 the Circuit Judge in the May 9, 2005 trial entered an order granting plaintiff's motion to reconsider the submission of the issue of punitive damages to the jury, and trial on that issue was held in November 2005. The trial on that issue resulted in punitive damage verdicts against us and against our chief executive officer in the collective total amount of $9.9 million. Pre-Paid will seek post judgment and appellate relief in that case. Although the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against us and certain officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to our Memberships and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid Membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. On December 3, 2004, the District Court ordered the plaintiffs to proceed with the arbitration. On October 16, 2005 plaintiff Jana Weller died, and on December 20, 2005 we filed a Suggestion of Death Upon the Record with respect thereto. The ultimate outcome of this case is not determinable.

     On  October  3, 2005 we  received  a Civil  Investigative  Demand  from the
Commissioner of Consumer Protection of the State of Connecticut requesting information relating to our memberships and commissions to associates in Connecticut. As of February 17, 2006, we were in the process of responding to the request. The ultimate outcome of this matter is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2005 was $2.5 million. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     During January 2006, we acquired an additional 40,000 square foot building in Duncan for $1 million that can hold 350 customer service representatives when remodeling is completed later in 2006.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. At December 31, 2005 we have accrued $472,000 for this assessment.

Note 13 - Stock Options, Stock Ownership Plan and Benefit Plan

     We have a stock option plan (the "Plan") under which the Board of Directors (the "Board") or our Stock Option Committee (the "Committee") may grant options to purchase shares of our common stock. The Plan permits the granting of options to our directors, officers and employees to purchase our common stock at not less than the fair value at the time the options are granted. The Plan provides for option grants to acquire up to 3,000,000 shares and permits the granting of incentive stock options as defined under Section 422 of the Internal Revenue Code at an exercise price for each option equal to the market price of our common stock on the date of the grant and a maximum term of 10 years. Options not qualifying as incentive stock options under the Plan have a maximum term of 15 years. The Board or Committee determines vesting of options granted under the Plan. No options may be granted under the Plan after December 12, 2012. We have not granted options under the Plan since March 2004.

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

     Also included below are stock options that were issued to our Regional Vice Presidents ("RVPs") in order to encourage stock ownership by our RVPs and to increase the proprietary interest of such persons in our growth and financial success. These options have been granted periodically to RVPs since 1996. Options were granted at fair market value at the date of the grant and were generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. Although there we no options granted to RVPs during 2005, there were 36,751 and 106,002 total options granted to RVPs in the years ended December 31, 2004 and 2003, respectively. We discontinued the RVP stock option grants immediately after the 2003 fourth quarter stock options were awarded in the first quarter of 2004.

     A summary of the status of our total stock option activity as of December 31, 2005, 2004 and 2003, and for the years ended on those dates is presented below:

                                                 2005                       2004                      2003
                                         -----------------------     ------------------------  ----------------------
                                                       Weighted                    Weighted                  Weighted
                                                        Average                     Average                   Average
                                                       Exercise                    Exercise                  Exercise
                                            Shares      Price          Shares        Price        Shares      Price
                                         ------------  ---------     -----------  -----------  ------------ ---------
Outstanding at beginning of year.....        862,490   $  23.88       1,275,499   $  24.06      1,498,392   $  26.09
Granted..............................              -        -            76,751      23.42        153,502      20.99
Exercised............................       (345,642)     28.24        (234,170)     22.10       (105,514)     25.42
Terminated...........................         (9,681)     22.33        (255,590)     26.27       (270,881)     35.45
                                         ------------  ---------     -----------  ---------    ------------ ---------
Outstanding at end of year...........        507,167   $  20.94         862,490   $  23.88      1,275,499   $  24.06
                                         ------------  ---------     -----------  ---------    ------------ ---------
Options exercisable at year end......        507,167   $  20.94         837,490   $  23.99      1,206,124   $  24.18
                                         ------------  ---------     -----------  ---------    ------------ ---------



     The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:


 Range of Exercise Prices
 ------------------------                                   Weighted Average
                                                                Remaining               Weighted Average
                                 Number Outstanding         Contractual Life             Exercise Price
                                 ------------------     -------------------------       -----------------
      $16.46 - $17.03                   176,000                       .6                    $  16.51
      $19.20 - $23.93                   117,219                      3.4                       21.37
      $24.20 - $26.11                   213,948                      1.4                       24.35
                                 ------------------     -------------------------       -----------------
                                        507,167                      1.5                    $  20.94
                                 ------------------     -------------------------       -----------------





     During 1988, we adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Up to seventy-five percent of the contributions made by employees may be used to purchase Company common stock. At our option, we may make matching contributions to the plan, and recorded expense during 2005, 2004 and 2003 of $342,000, $232,000 and $220,000, based on contributions of cash during 2005 and contributions of Company stock of 10,100 shares and 8,220 shares during 2004 and 2003, respectively.

     In November 2002, we adopted a deferred compensation plan, which permits executive officers and key employees to defer receipt of a portion of their compensation. Deferred amounts accrue hypothetical returns based upon investment options selected by the participant. We have amended the deferred compensation plan, effective January 1, 2005, to comply with new provisions of Section 409A of the Internal Revenue Code. Deferred amounts are paid in cash based on the value of the investment option and are generally payable following termination of employment in a lump sum or in installments as elected by the participant, but the plan provides for financial hardship distributions, distributions in the event of total disability or death and distributions upon a change in control. The plan also provides for a death benefit of $500,000 for each participant. Although the plan is unfunded and represents an unsecured liability of ours to the participants, we have purchased variable life insurance policies owned by us to insure the lives of the group of participants and to finance our obligations under the plan. As of December 31, 2005 and 2004, we had an aggregate deferred compensation liability of $3.9 million and $2.8 million, respectively, which is included in other non-current liabilities. At December 31, 2005, the cash value of the underlying insurance policies owned by us was $3.7 million and included in other assets.


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

                                                                                  Year Ended December 31,
                                                                                -------------------------------
Basic Earnings Per Share:                                                        2005       2004      2003
                                                                                --------- ---------- ----------
Earnings:
Income from continuing operations.............................................  $ 35,812  $ 40,777   $ 39,907
                                                                                --------- ---------- ----------
Shares:
Weighted average shares outstanding...........................................    15,470    16,313     17,530
                                                                                --------- ---------- ----------
Diluted Earnings Per Share:
Earnings:
Income from continuing operations after assumed conversions...................  $ 35,812  $ 40,777   $ 39,907
                                                                                --------- ---------- ----------
Shares:
Weighted average shares outstanding...........................................    15,470    16,313     17,530
Assumed exercise of options...................................................       182       145         69
                                                                                --------- ---------- ----------
Weighted average number of shares, as adjusted................................    15,652    16,458     17,599
                                                                                --------- ---------- ----------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 218,000 shares and 799,000 shares with an average exercise price of $32.05 and $27.48 were excluded from the calculation of diluted earnings per share for the years ended December 31, 2004 and 2003, respectively. No options were excluded from the diluted earnings per share calculation for the year ended December 31, 2005.

Note 15 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2005 and 2004.

                                    Selected Quarterly Financial Data
                                 (In thousands, except per share amounts)

                        2005                          1st Quarter  2nd Quarter   3rd Quarter   4th Quarter
---------------------------------------------------   -----------  ------------  ------------  ------------
Revenues...........................................    $ 100,895    $ 105,619     $ 107,582    $ 109,284
Net income.........................................        8,948        6,853         8,644       11,367

Basic income per common share (1):
  Net Income.......................................    $     .57    $     .45     $     .56    $     .73

Diluted income per common share (1):
  Net Income.......................................    $     .57    $     .44     $     .55    $     .73


                        2004
---------------------------------------------------
Revenues...........................................    $  94,609    $  95,429     $  96,853    $  99,046
Net income.........................................       10,622       10,006         9,657       10,492

Basic income per common share (1):
  Net Income.......................................    $     .63    $     .61     $     .59    $     .68

Diluted income per common share (1):
  Net Income.......................................    $     .63    $     .60     $     .58    $     .66


     (1) The sum of EPS for the four quarters may differ from the annual EPS due to rounding and the required method of computing weighted average number of shares in the respective periods.

Note 16 - Segment Information

     Substantially all of our business is currently conducted in the United States. Revenues from our Canadian operations for 2005, 2004 and 2003 were $6.0 million, $4.7 million and $4.5 million, respectively. We have no significant long-lived assets located in Canada.





ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------------
              AND FINANCIAL DISCLOSURE.
              -------------------------

Not applicable.


ITEM 9A.      CONTROLS AND PROCEDURES.
--------------------------------------

Controls and Procedures

     Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Chief Financial Officer) have evaluated our disclosure controls and procedures as of December 31, 2005, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 U.S.C. ss. 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the fourth quarter of 2005, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

     At year end 2004 as disclosed in our Form 10-K, we were unable to complete the required assessment of our internal control over financial reporting for the reasons stated in the 2004 Form 10-K. During 2005, we have remedied the various material deficiencies that existed at year end 2004 and as of December 31, 2005 are able to complete our assessment and report which is located in Item 8 of this report.

Certifications

     Our Chief Executive and Chief Financial Officers have completed the certifications required to be filed as an Exhibit to this Report (See Exhibits
31.1 and 31.2) relating to the design of our disclosure controls and procedures and the design of our internal control over financial reporting.


ITEM 9B.      OTHER INFORMATION.
--------------------------------

None.

                                    PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10 through 14 of Form 10-K are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2006.


                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
------------------------------------------------------

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

                                                          PRE-PAID LEGAL SERVICES, INC.

Date: February 27, 2006                               By:    /s/ Randy Harp
                                                             -------------------------------------------
                                                             Randy Harp
                                                             Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Name                                         Position                         Date

            /s/ Harland C. Stonecipher                 Chairman of the Board of Directors     February 27, 2006
----------------------------------------------------     (Principal Executive Officer)
              Harland C. Stonecipher


                  /s/ Randy Harp                            Chief Operating Officer           February 27, 2006
----------------------------------------------------
                    Randy Harp


                /s/ Steve Williamson                        Chief Financial Officer           February 27, 2006
----------------------------------------------------        (Principal Financial and
                 Steve Williamson                             Accounting Officer)

              /s/ Orland G. Aldridge                                Director                  February 27, 2006
----------------------------------------------------
                Orland G. Aldridge


               /s/ Martin H. Belsky                                 Director                  February 27, 2006
----------------------------------------------------
                 Martin H. Belsky


              /s/ Peter K. Grunebaum                                Director                  February 27, 2006
----------------------------------------------------
                Peter K. Grunebaum


                 /s/ John W. Hail                                   Director                  February 27, 2006
----------------------------------------------------
                   John W. Hail


                /s/ Thomas W. Smith                                 Director                  February 27, 2006
----------------------------------------------------
                  Thomas W. Smith




PRE-PAID LEGAL SERVICES, INC AND SUBSIDIARIES
Schedule I - Condensed Financial Information of the Registrant

                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 BALANCE SHEETS
                               (Amounts in 000's)

                                     ASSETS

                                                                                               December 31,
                                                                                          ------------------------
                                                                                             2005        2004
                                                                                          ----------   -----------
Current assets:
  Cash and cash equivalents............................................................   $  28,505    $  22,991
  Available-for-sale investments, at fair value........................................           -          510
  Membership income receivable.........................................................       3,971        3,225
  Inventories..........................................................................       1,717        1,623
  Refundable income taxes..............................................................           -        1,241
  Deferred member and associate service costs..........................................      14,854       13,893
  Other assets.........................................................................       2,874        2,933
                                                                                          ----------   -----------
      Total current assets.............................................................      51,921       46,416
Available-for-sale investments, at fair value..........................................         239        1,181
Investments pledged....................................................................         374          374
Property and equipment, net............................................................      58,702       50,916
Investments in and amounts due to/from subsidiaries, net...............................      39,626       31,331
Deferred member and associate service costs............................................       2,752        2,325
Other assets...........................................................................       5,755        4,538
                                                                                          ----------   -----------
        Total assets...................................................................   $ 159,369    $ 137,081
                                                                                          ----------   -----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $  11,241    $   9,903
  Deferred revenue and fees............................................................      21,767       19,544
  Current portion of capital leases payable............................................         321          338
  Current portion of notes payable.....................................................      15,250       18,036
  Common stock dividends payable.......................................................       4,643        7,796
  Accounts payable and accrued expenses................................................      18,335       11,963
                                                                                          ----------   -----------
    Total current liabilities..........................................................      71,557       67,580
  Capital leases payable...............................................................       1,296        1,618
  Notes payable........................................................................      23,220       27,050
  Deferred revenue and fees............................................................       2,490        1,877
  Deferred income taxes................................................................       5,480        4,715
  Other non-current liabilities........................................................       3,932        2,794
                                                                                          ----------   -----------
      Total liabilities................................................................     107,975      105,634
                                                                                          ----------   -----------
Stockholders' equity:
  Common stock.........................................................................         203          205
  Retained earnings....................................................................     149,832      129,290
  Accumulated other comprehensive income...............................................         387          980
  Treasury stock, at cost..............................................................     (99,028)     (99,028)
                                                                                          ----------   -----------
      Total stockholders' equity.......................................................      51,394       31,447
                                                                                          ----------   -----------
        Total liabilities and stockholders' equity.....................................   $ 159,369    $ 137,081
                                                                                          ----------   -----------


           See accompanying notes to condensed financial statements.


                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF INCOME
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          ------------------------------------------
                                                                              2005          2004          2003
                                                                          ------------   ------------ --------------
Revenues:
  Membership fees......................................................   $   289,553    $   260,959  $    211,824
  Associate services...................................................        28,683         24,618        25,499
  Other................................................................         4,714          5,247         3,796
                                                                          ------------   ------------ --------------
                                                                              322,950        290,824       241,119
                                                                          ------------   ------------ --------------
Costs and expenses:
  Membership benefits..................................................       102,354         89,016        66,524
  Commissions..........................................................       111,129         88,963        68,353
  Associate services and direct marketing..............................        30,311         24,618        28,823
  General and administrative...........................................        30,127         32,037        14,711
  Other, net...........................................................         9,385          9,157         6,792
                                                                          ------------   ------------ --------------
                                                                              283,306        243,791       185,203
                                                                          ------------   ------------ --------------
Income before income taxes and equity in net income of subsidiaries....        39,644         47,033        55,916
Provision for income taxes.............................................        13,677         16,226        19,080
                                                                          ------------   ------------ --------------
Income before equity in net income of subsidiaries.....................        25,967         30,807        36,836
Equity in net income of subsidiaries...................................         9,845          9,970         3,071
                                                                          ------------   ------------ --------------
Net income.............................................................   $    35,812    $    40,777   $    39,907
                                                                          ------------   ------------ --------------

           See accompanying notes to condensed financial statements.



                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                           -----------------------------------------
                                                                              2005          2004          2003
                                                                           ------------   ------------  ------------
Net cash provided by operating activities..............................    $   46,586     $   38,393    $   50,271
                                                                           ------------   ------------  ------------
Cash flows from investing activities:
  Additions to property and equipment..................................       (14,778)       (10,879)      (27,012)
  Purchases of investments - available-for-sale........................             -         (2,858)       (9,915)
  Maturities and sales of investments - available-for-sale.............           307         11,783             -
                                                                           ------------   ------------  ------------
    Net cash used in investing activities..............................       (14,471)        (1,954)      (36,927)
                                                                           ------------   ------------  ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options..............................         4,439          5,176         2,014
  Decrease in capital lease obligations................................          (339)          (808)       (1,701)
  Purchases of treasury stock..........................................       (11,673)       (37,462)      (48,292)
  Proceeds from issuance of debt.......................................        13,829         19,000        42,700
  Repayments of debt...................................................       (20,445)       (17,335)       (9,912)
  Dividends paid.......................................................       (12,412)             -             -
  Proceeds from other financing........................................             -              -         1,000
                                                                           ------------   ------------  ------------
    Net cash used in financing activities..............................       (26,601)       (31,429)      (14,191)
                                                                           ------------   ------------  ------------
Net increase in cash and cash equivalents..............................         5,514          5,010          (847)
Cash and cash equivalents at beginning of year.........................        22,991         17,981        18,828
                                                                           ------------   ------------  ------------
Cash and cash equivalents at end of year...............................    $   28,505     $   22,991    $   17,981
                                                                           ------------   ------------  ------------

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized....................    $    2,432     $    1,752    $       78
                                                                           ------------   ------------  ------------
  Cash paid for income taxes...........................................    $   13,350     $   19,429    $   20,200
                                                                           ------------   ------------  ------------
  Non-cash activities - cash dividends declared but not paid...........    $    4,643     $    7,796    $       -
                                                                           ------------   ------------  ------------
  Non-cash activities - capital lease obligations incurred.............    $       -      $    1,058    $    2,481
                                                                           ------------   ------------  ------------
  Non-cash activities - asset additions due to trade-in allowance......    $      426     $       -     $       -
                                                                           ------------   ------------  ------------


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

Dividends from Subsidiaries
Dividends paid to the Parent Company from its subsidiaries are accounted for by the equity method. During 2005, PPLCI declared and paid a $4.1 million dividend to us. No dividends were declared or paid during 2004 or 2003.





                                INDEX TO EXHIBITS


  Exhibit No.                                               Description
-------------                                               -----------
    3.1         Restated  Certificate of Incorporation  of the Company  (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2004)

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

  *10.2         Agreements between Shirley Stonecipher, New York Life Insurance Company  and  the  Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibi  10.21 of our Annual Report on Form 10-K for the year ended December 31, 1985)

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

  *10.7         Stock Option Plan, as amended  effective May 2003  (Incorporated by reference to Exhibit 10.7 of our
                Annual report on Form 10-K for the year ended December 31, 2004)

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

   10.13        Aircraft purchase agreement dated December 9, 2004 by and between S&S Aviation,  LLC and the Company
                (Incorporated  by  reference to Exhibit  10.13 of our Annual  Report on Form 10-K for the year ended
                December 31, 2004)

   10.14        Aircraft purchase agreement dated December 9, 2004  by  and between  Harland  C. Stonecipher  and/or
                Shirley A. Stonecipher and Stonecipher Aviation, LLC and the Company  (Incorporated by  reference to
                Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2004)

   10.15        Assignment  and  Assumption  of Lease  dated  December  20,  2004  between  Harland  C. and  Shirley
                Stonecipher  and the Company  (Incorporated  by reference to Exhibit  10.15 of our Annual  Report on
                Form 10-K for the year ended December 31, 2004)

  *10.16        Amended Deferred Compensation Plan effective January 1, 2005 (Incorporated by reference  to  Exhibit
                10.16 of our Annual Report on Form 10-K for the year ended December 31, 2004)

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

Pre-Paid Legal Services of Tennessee, Inc.                     Tennessee         100% owned by
                                                                                 Pre-Paid Legal
                                                                                 Casualty, Inc.

PPL Legal Care of Canada Corporation                          Nova Scotia,       100% owned by
                                                                 Canada        Pre-Paid Canadian
                                                                                Holdings, L.L.C.





                                  EXHIBIT 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




We have issued our reports dated February 23, 2005, accompanying the consolidated financial statements and schedule and management's assessment of the effectiveness of internal control over financial reporting included in the Annual Report of Pre-Paid Legal Services, Inc. on Form 10-K for the year ended December 31, 2005. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Pre-Paid Legal Services, Inc. on Forms S-8 (File No. 333-120403, effective November 12, 2004, File No. 33-82144, effective July 28, 1994, File No. 33-62663, effective September 14, 1995, File No. 333-53183, effective May 20, 1998 and File No. 333-38386, effective June 1,
2000).


/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 23, 2006





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

Dated: February 27, 2006                   /s/ Harland C. Stonecipher
                                           -------------------------------------
                                           Harland C. Stonecipher
                                           Chief Executive Officer




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

Dated: February 27, 2006                   /s/ Steve Williamson
                                           -------------------------------------
                                           Steve Williamson
                                           Chief Financial Officer




                                  Exhibit 32.1

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 27, 2006                    /s/ Harland C. Stonecipher
                                           -------------------------------------
                                           Harland C. Stonecipher
                                           Chairman,   Chief  Executive  Officer
                                           and President




                                  Exhibit 32.2

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 27, 2006                    /s/ Steve Williamson
                                           -------------------------------------
                                           Steve Williamson
                                           Chief Financial Officer