Form 10-Q
period 2006-03-31
PRE PAID LEGAL SERVICES INC
filed 2006-04-25
CIK 311657

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006


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

  Large accelerated filer | | Accelerated filer |X| Non-accelerated file | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes | | No |X|

The number of shares outstanding of the registrant's common stock (excluding 4,852,179 shares held in treasury) as of April 21, 2006 was 15,055,981.
================================================================================

                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2006


                                    CONTENTS



Part I. Financial Information

     Item 1. Financial Statements:


          a) Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005

          b) Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2006 and 2005

          c) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2006 and 2005

          d) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006 and 2005

          e)   Notes to Consolidated Financial Statements (Unaudited)

     Item 1A. Risk Factors


     Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

Part II. Other Information

     Item 1. Legal Proceedings

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Item 6. Exhibits

Signatures




ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                             March 31,        December 31,
                                                                                               2006              2005
                                                                                            ------------      ------------
Current assets:                                                                             (Unaudited)
  Cash and cash equivalents............................................................     $    19,202       $    33,957
  Available-for-sale investments, at fair value........................................           9,006             6,742
  Membership fees receivable...........................................................           4,953             5,395
  Inventories..........................................................................           1,442             1,717
  Deferred member and associate service costs..........................................          17,219            16,210
  Deferred income taxes................................................................           4,740             4,894
  Other assets.........................................................................           6,186             5,236
                                                                                            ------------      ------------
      Total current assets.............................................................          62,748            74,151
                                                                                            ------------      ------------
Available-for-sale investments, at fair value..........................................          22,067            19,213
Investments pledged....................................................................           4,289             4,307
Property and equipment, net............................................................          59,532            58,947
Deferred member and associate service costs............................................           2,973             3,003
Other assets...........................................................................           5,423             5,244
                                                                                            ------------      ------------
        Total assets...................................................................     $   157,032       $   164,865
                                                                                            ------------      ------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................     $    11,819       $    11,638
  Deferred revenue and fees............................................................          26,902            26,287
  Current portion of capital leases payable............................................             320               321
  Current portion of notes payable.....................................................          11,312            15,250
  Common stock dividends payable.......................................................               -             4,643
  Income taxes payable.................................................................           6,348             1,738
  Accounts payable and accrued expenses................................................          16,394            17,357
                                                                                            ------------      ------------
    Total current liabilities..........................................................          73,095            77,234
  Capital leases payable...............................................................           1,292             1,296
  Notes payable........................................................................          22,361            23,220
  Deferred revenue and fees............................................................           2,973             3,007
  Deferred income taxes................................................................           4,520             4,782
  Other non-current liabilities........................................................           4,226             3,932
                                                                                            ------------      ------------
      Total liabilities................................................................         108,467           113,471
                                                                                            ------------      ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 19,900 and
    20,326 issued at March 31, 2006 and December 31, 2005, respectively................             199               203
  Retained earnings....................................................................         147,279           149,832
  Accumulated other comprehensive income...............................................             115               387
  Treasury stock, at cost; 4,852 shares held at March 31, 2006 and
    December 31, 2005, respectively....................................................         (99,028)          (99,028)
                                                                                            ------------      ------------
      Total stockholders' equity.......................................................          48,565            51,394
                                                                                            ------------      ------------
        Total liabilities and stockholders' equity.....................................     $   157,032       $   164,865
                                                                                            ------------      ------------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                   ----------------------
                                                                     2006         2005
                                                                   ----------  ----------
Revenues:
  Membership fees.............................................     $ 101,740   $  92,504
  Associate services..........................................         6,963       7,042
  Other.......................................................         1,257       1,349
                                                                   ----------  ----------
                                                                     109,960     100,895
                                                                   ----------  ----------
Costs and expenses:
  Membership benefits.........................................         35,628     32,721
  Commissions.................................................         31,885     31,677
  Associate services and direct marketing.....................          7,302      9,096
  General and administrative..................................         12,467     11,099
  Other, net..................................................          2,723      2,641
                                                                   ----------  ----------
                                                                       90,005     87,234
                                                                   ----------  ----------
Income before income taxes....................................         19,955     13,661
Provision for income taxes....................................          6,884      4,713
                                                                   ----------  ----------
Net income....................................................     $   13,071  $   8,948
                                                                   ----------  ----------

Basic earnings per common share...............................     $    .85    $    .57
                                                                   ----------  ----------

Diluted earnings per common share.............................     $    .84    $    .57
                                                                   ----------  ----------

   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                                     2006         2005
                                                                   ----------  ----------
Net income.....................................................    $  13,071   $   8,948

Other comprehensive loss, net of tax:
  Foreign currency translation adjustment......................          (41)        (15)
                                                                   ----------  ----------
  Unrealized losses on investments:
    Unrealized holding losses arising during period............         (204)       (660)
    Reclassification adjustment for realized losses (gains)
      included in net income...................................          (27)          2
                                                                   ----------  ----------
                                                                        (231)       (658)
                                                                   ----------  ----------
Other comprehensive loss, net of income taxes of ($148) and
  $421) for the three months ended March 31, 2006 and 2005,
  respectively.................................................         (272)       (673)
                                                                   ----------  ----------
Comprehensive income...........................................    $  12,799   $   8,275
                                                                   ----------  ----------

   The accompanying notes are an integral part of these financial statements.







                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                     ---------------------------
                                                                                        2006          2005
                                                                                     -----------   -------------
Cash flows from operating activities:
Net income.......................................................................    $   13,071    $    8,948
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for deferred income taxes............................................          (108)          112
  Depreciation and amortization..................................................         2,043         1,869
                                                                                     -----------   -------------
  Cash provided by operating activities before changes in assets and
      liabilities................................................................        15,006        10,929
  Decrease in Membership income receivable.......................................           442           804
  Decrease in inventories........................................................           275           263
  Decrease in income tax receivable..............................................             -         1,241
  Increase in deferred member and associate service costs........................          (979)       (1,828)
  Increase in other assets.......................................................        (1,129)         (163)
  Increase in accrued Membership benefits........................................           181           436
  Increase in deferred revenue and fees..........................................           581           929
  Increase in other non-current liabilities......................................           294           366
  Increase in income taxes payable...............................................         4,610         3,064
  (Decrease) increase in accounts payable and accrued expenses and other.........        (1,004)        1,168
                                                                                     -----------   -------------
Net cash provided by operating activities........................................        18,277        17,209
                                                                                     -----------   -------------
Cash flows from investing activities:
  Additions to property and equipment............................................        (2,628)       (1,104)
  Purchases of investments - available for sale..................................        (6,935)       (2,889)
  Maturities and sales of investments - available for sale.......................         1,604         1,106
                                                                                     -----------   -------------
    Net cash used in investing activities........................................        (7,959)       (2,887)
                                                                                     -----------   -------------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................           365         1,357
  Tax benefit on exercise of stock options.......................................           172           209
  Decrease in capital lease obligations..........................................            (5)           (5)
  Common stock dividends paid....................................................        (4,643)       (7,796)
  Repayments of debt.............................................................        (4,797)       (4,509)
  Purchases of treasury stock....................................................       (16,165)       (9,967)
                                                                                     -----------   -------------
    Net cash used in financing activities .......................................       (25,073)      (20,711)
                                                                                     -----------   -------------

Net decrease in cash and cash equivalents........................................       (14,755)       (6,389)
Cash and cash equivalents at beginning of period.................................        33,957        25,972
                                                                                     -----------   -------------
Cash and cash equivalents at end of period.......................................    $   19,202    $   19,583
                                                                                     -----------   -------------

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized..............................    $      666    $      594
                                                                                     -----------   -------------
  Cash paid for income taxes.....................................................    $    2,059    $        -
                                                                                     -----------   -------------

   The accompanying notes are an integral part of these financial statements.

                         PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
                                  (Unaudited)


Note 1 - Basis of Presentation
     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K. Terms such as "we", "our" and "us" are sometimes used as abbreviated references to Pre-Paid Legal Services, Inc.

     In our opinion, the accompanying unaudited financial statements as of March 31, 2006, and for the three month periods ended March 31, 2006 and 2005, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month period ended March 31, 2006 are not necessarily indicative of results expected for the full year.

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

Note 2 - Contingencies
     We and various executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that we issued false and misleading financial information, primarily related to the method we used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted our motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs have appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. As of December 31, 2003, the briefing in the appeal had been completed. On January 14, 2004 oral argument was held in the appeal and as of April 21, 2006, a decision was pending. We are unable to predict when a decision will be made on this appeal, and the ultimate outcome of the case is not determinable.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Alabama and Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. During 2004, there were at one time as many as 30 separate lawsuits involving approximately 285 plaintiffs in Alabama. As of April 21, 2006, as a result of dismissals, summary judgments, or settlements for nominal amounts, there were no lawsuits remaining in Alabama. The Alabama matters are therefore concluded and will not appear in this note in the future. As of April 21, 2006, we were aware of 11 separate lawsuits involving approximately 400 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name our former provider attorney in Mississippi as a defendant. In Mississippi, we filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which we seek to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of our Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings in Mississippi in August 2006, and seek varying amounts of actual and punitive damages. We have tried three separate lawsuits in
Mississippi. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in our favor, including other named defendants, on all claims on October 19, 2004, while the second and third trials in Mississippi resulted in insubstantial plaintiffs' verdicts on February 15, 2005 and May 9, 2005, respectively. On August 16, 2005 the Circuit Judge in the February 15, 2005 trial overturned the jury's finding of fraud and fraudulent misrepresentation on the grounds that the evidence was insufficient to support those claims and reduced the damages awarded by the jury to a total of $525 for four plaintiffs. On July 18, 2005 the Circuit Judge in the May 9, 2005 trial entered an order granting plaintiff's motion to reconsider the submission of the issue of punitive damages to the jury, and trial on that issue was held in November 2005. The trial on that issue resulted in punitive damage verdicts against us and against our chief executive officer in the collective total amount of $9.9 million. As of April 21, 2006, our motions for post judgment relief are pending with the trial court. Pre-Paid will seek appellate relief in that case. Although the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against us and certain officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to our Memberships and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid Membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. On December 3, 2004, the District Court ordered the plaintiffs to proceed with the arbitration. On October 16, 2005 plaintiff Jana Weller died, and on December 20, 2005 we filed a Suggestion of Death Upon the Record with respect thereto. On April 17, 2006 we filed a motion to dismiss the case based on the failure of timely substitution of the parties and failure to prosecute. The ultimate outcome of this case is not determinable.

     On  October  3, 2005 we  received  a Civil  Investigative  Demand  from the
Commissioner of Consumer Protection of the State of Connecticut requesting information relating to our memberships and commissions to associates in Connecticut. As of April 21, 2006, we were in the process of responding to the request. The ultimate outcome of this matter is not determinable.

     On March 27, 2006 we received a complaint filed by a former provider attorney law firm in Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract. The ultimate outcome of this matter is not determinable.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale and, therefore, this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. At March 31, 2006 we have accrued $472,000 for this assessment.

     We are a defendant in various other legal proceedings that are routine and incidental to our business. We will vigorously defend our interests in all proceedings in which we are named as a defendant. We also receive periodic complaints or requests for information from various state and federal agencies relating to our business or the activities of our marketing force. We promptly respond to any such matters and provide any information requested.

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at March 31, 2006 was $2.5 million. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 - Treasury Stock Purchases
     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 11 million shares during subsequent board meetings. At March 31, 2006, we had purchased 9.9 million treasury shares under these authorizations for a total consideration of $238.7 million, an average price of $24.20 per share. We purchased and formally retired 448,426 shares of our common stock during the 2006 first quarter for $16.2 million, or an average price of $36.05 per share, reducing our common stock by $4,484 and our retained earnings by $16.2 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

Note 4 - Earnings Per Share
     Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the respective period. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

                                                                            Three Months
                                                                          Ended March 31,
                                                                         ------------------
Basic Earnings Per Share:                                                  2006       2005
                                                                         --------- --------
Earnings:
Net income...........................................................    $ 13,071  $  8,948
                                                                         --------- --------
Shares:
Weighted average shares outstanding..................................      15,430    15,563
                                                                         --------- --------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $ 13,071  $  8,948
                                                                         --------- --------
Shares:
-------
Weighted average shares outstanding..................................      15,430    15,563
Assumed exercise of options..........................................         142       271
                                                                         --------- --------
Weighted average number of shares, as adjusted.......................      15,572    15,834
                                                                         --------- --------
Shares issued pursuant to option exercises...........................          22        55
                                                                         --------- --------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three months ended March 31, 2006 and 2005.


Note 5 - Recently Issued Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of this FSP January 1, 2006 did not have a material effect on our consolidated financial position and results of operations.

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

Note 6 - Notes Payable
     Our real estate loan of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $190,000 plus interest with a balloon payment on September 30, 2008. The interest rate at March 31, 2006 was 6.89%. The loan is primarily collateralized by a first mortgage on the 87 acre home office complex, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The real estate loan agreement provides for financial covenants substantially the same as those described below for the stock purchase loan.

     Our $31.5 million stock purchase loan was fully funded in September 2004 with interest at the 30 day LIBOR rate plus 3%, adjusted monthly, and repayments began in October 2004 with 24 monthly principal payments of $1.3 million ending September 30, 2006. The interest rate at March 31, 2006 was 7.64%. The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 110%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed sixty five percent (65%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005. At March 31, 2006, we were restricted from paying dividends or purchasing treasury shares in excess of $12.5 million pursuant to these covenants. We were in compliance with the above covenants at March 31, 2006.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 which began December 31, 2005 with the remaining balance payable in a final installment due November 30, 2012. The interest rate at March 31, 2006 was 6.39%. The loan is primarily collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

         A schedule of outstanding balances as of March 31, 2006 is as follows:
                          Real estate loan...........................   $  14,667
                          Stock purchase loan........................       7,875
                          Aircraft...................................      11,131
                                                                        ----------
                          Total notes payable........................      33,673
                          Less: Current portion of notes payable.....     (11,312)
                                                                        ----------
                          Long term portion..........................   $  22,361
                                                                        ----------



         A schedule of future maturities as of March 31, 2006 is as follows:
                          Repayment Schedule commencing
                              April 2006:
                          -------------------------------------------
                          Year 1.....................................   $  11,312
                          Year 2.....................................       3,437
                          Year 3.....................................      11,247
                          Year 4.....................................       1,152
                          Year 5.....................................       1,152
                          Thereafter.................................       5,373
                          Total notes payable........................  -----------
                                                                        $  33,673
                                                                       -----------


Note 7 - Share-based Compensation
         During the three months ended March 31, 2006, the stock option activity under our stock option plans was as follows:

                                                                              Weighted
                                                                              Average
                                                                             Remaining
                                                  Weighted                  Contractual    Aggregate
                                                  Average      Number of        Term       Intrinsic
                                                   Price        Shares      (In Years)       Value
                                                ------------  ------------  -----------  ------------
Outstanding, January 1, 2006...............       $  20.94       507,167
  Granted..................................           -                -
  Cancelled................................          20.24          (783)
  Exercised................................          20.35       (27,378)
                                                ------------  ------------
Outstanding, March 31, 2006................       $  20.98       479,006        1.31        $ 7,442
                                                ------------  ------------  -----------  ------------
Options exercisable as of March 31, 2006...       $  20.98       479,006        1.31        $ 7,442
                                                ------------  ------------  -----------  ------------

     Other information pertaining to option activity during the three month periods ended March 31, 2006 and 2005 was as follows:



                                                                       March 31,2006        March 31, 2005
                                                                       --------------       ---------------
Weighted average grant-date fair value of stock options granted..      Not applicable       Not applicable
Total fair value of stock options vested.........................      Not applicable             $  192
Total intrinsic value of stock options exercised.................            $  156               $  526


     Under our stock option plan, 1,346,252 shares of our Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the grant date or up to five years from the option grant date.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R" or the "Statement"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

     Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options. Accordingly, no compensation expense was recognized in connection with the issuance of stock options under any of our stock option plans for periods ended prior to January 1, 2006. The adoption of SFAS No. 123R primarily resulted in a change in our method of recognizing the fair value of share-based compensation. Our adoption of SFAS No. 123R did not result in our recording compensation expense for employee stock options, since all options had vested, no modifications were made to existing options and no new options were granted.

     We do not expect to grant any employee options and therefore recognize any share-based payments' expense from the issuance of employee stock options in 2006. The options outstanding at December 31, 2005 did not and will not impact 2006 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

     We used  the  modified  prospective  method  at the  date of  adoption  and therefore results for the 2005 first quarter have not been restated. Had compensation expense for employee stock options granted under our stock option plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the 2005 first quarter would have been the pro forma amounts indicated below and were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate            1.31%
Expected volatility               38.56%
Dividend yield                     0.0%
Weighted average expected life     5.92 years

                                                                                            Quarter Ended
                                                                                            March 31, 2005
                                                                                          ------------------
Net Income:
         As reported...................................................................         $  8,948
Deduct:
         Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
         Stock option plans............................................................             (117)
                                                                                          ------------------
Pro forma net income...................................................................         $  8,831
                                                                                          ------------------
Basic Earnings Per Common Share:
         As reported...................................................................         $  .57
                                                                                          ------------------
         Pro forma.....................................................................         $  .57
                                                                                          ------------------

Diluted Earnings Per Common Share:
         As reported...................................................................         $  .57
                                                                                          ------------------
         Pro forma.....................................................................         $  .56
                                                                                          ------------------


ITEM 1A.      RISK FACTORS
--------------------------
     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 - Contingencies and Part II, Item 1 - Legal Proceedings. Please refer to page 14 and 15 of our 2005 Annual Report on Form 10-K for a description of other risk factors. There has not been any material changes in the risk factors disclosed in the Annual Report.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------
     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2005, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the first quarter of 2006 compared to the first quarter of 2005 and the fourth quarter of 2005 (Table amounts in 000's). The sum of the percentages in the tables may not total due to rounding.:



   Three Months Ended March 31, 2006    Three              %            %      Three              Three
               compared to              Months             Change   Change     Months             Months
    Three Months Ended March 31, 2005   Ended      % of    from     from       Ended     % of       Ended    % of
             and compared to            March 31,  Total   Prior    Sequential March 31, Total    Dec 31,    Total
  Three Months Ended December 31, 2005     2006    Revenue   Year     Period     2005    Revenue     2005    Revenue
--------------------------------------  ---------- ------- -------  ---------- --------- -------- ---------  --------
Revenues:
  Membership fees....................   $101,740     92.5    10.0      1.1      $92,504    91.7   $100,649     92.1
  Associate services.................      6,963      6.3    (1.1)    (6.0)       7,042     7.0      7,411      6.8
  Other..............................      1,257      1.1    (6.8)     2.7        1,349     1.3      1,224      1.1
                                        ---------- -------   -----    -----    --------- -------- ---------- -------
                                         109,960    100.0     9.0       .6      100,895   100.0    109,284    100.0
                                        ---------- -------   -----    -----    --------- -------- ---------- -------
Costs and expenses:
  Membership benefits................     35,628     32.4     8.9      (.5)      32,721    32.4     35,800     32.8
  Commissions........................     31,885     29.0      .7     (5.6)      31,677    31.4     33,760     30.9
  Associate services and direct
    marketing........................      7,302      6.6   (19.7)    27.9        9,096     9.0      5,707      5.2
  General and administrative.........     12,467     11.3    12.3     (8.1)      11,099    11.0     13,564     12.4
  Other, net.........................      2,723      2.5     3.1    (12.1)       2,641     2.6      3,099      2.8
                                        ---------- -------  ------   ------    --------- -------- ---------- -------
                                          90,005     81.9     3.2     (2.1)      87,234    86.5     91,930     84.1
                                        ---------- -------   -----    -----    --------- -------- ---------- -------
Income before income taxes...........     19,955     18.1    46.1     15.0       13,661    13.5     17,354     15.9
Provision for income taxes...........      6,884      6.3    46.1     15.0        4,713     4.7      5,987      5.5
Net income...........................   ---------- -------  -----    ------    --------- -------- ---------- -------
                                         $13,071     11.9    46.1     15.0      $ 8,948     8.9    $11,367     10.4
                                        ---------- -------   -----    -----    --------- -------- ---------- -------


                                                                       Three Months Ended
New Memberships:                                             3/31/2006     12/31/2005     3/31/2005
----------------                                             ---------     ----------     ---------
New legal service membership sales.......................       158,426       147,764        173,348
New "stand-alone" IDT membership sales...................         6,800         9,430          7,531
                                                             ----------    ----------     ----------
         Total new membership sales......................       165,226       157,194        180,879
                                                             ----------    ----------     ----------

New "add-on" IDT membership sales........................       100,405       102,052        103,777
Average Annual Membership fee............................       $327.43       $325.34        $323.43
Active Memberships:
-------------------
Active legal service memberships at end of period........     1,488,308     1,490,847      1,453,702
Active "stand-alone" IDT memberships at end of period
    (see note below).....................................        54,453        51,942         32,400
                                                             ----------    ----------     ----------
         Total active memberships at end of period.......     1,542,761     1,542,789      1,486,102
                                                             ----------    ----------     ----------
Active "add-on" IDT memberships at end of period
    (see note below).....................................       485,246       461,094        337,868
New Sales Associates:
---------------------
New sales associates recruited...........................        49,776        52,168         52,944
Average enrollment fee paid by new sales associates......        $49.82        $49.90         $68.68
Average Membership fee in force:
--------------------------------
Average Annual Membership fee............................       $288.92       $286.60        $277.54

Note - reflects 6,414 net transfers from "add-on" status to "stand-alone" status during the quarter ended March 31, 2006.

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

     Recently Issued Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of this FSP January 1, 2006 did not have a material effect on our consolidated financial position and results of operations.

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

Results of Operations - First Quarter of 2006 compared to First Quarter of 2005
-------------------------------------------------------------------------------
     Net income increased 46% for the first quarter of 2006 to $13.1 million from $8.9 million for the prior year's first quarter primarily due to an increase in membership fees of $9.2 million and a decrease in associate services and direct marketing expense of $1.8 million and lower commissions as a percentage of membership revenues (31% vs. 34%). Diluted earnings per share increased 47% to 84 cents per share from 57 cents per share for the prior year's comparable quarter due to the 46% increase in net income and an approximate 2% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $101.7 million during the 2006 first quarter compared to $92.5 million for 2005, an increase of 10%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 8.6% during the three months ended March 31, 2006 to 165,226 from 180,879 during the comparable period of 2005. At March 31, 2006, there were 1,542,761 active Memberships in force compared to 1,486,102 at March 31, 2005, an increase of 4%. Additionally, the average annual fee per Membership has increased from $278 for all Memberships in force at March 31, 2005 to $289 for all Memberships in force at March 31, 2006, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased by approximately $79,000 from the first quarter of 2005 compared to the comparable period of 2006 with a 6% decrease in new associates recruited. Total new associates enrolled during the first quarter of 2006 were 49,776 compared to 52,944 for the same period of 2005. Average enrollment fees paid by new sales associates during the 2006 first quarter were $50 compared to $69 for the comparable period of 2005 due to specialized reduced rate $49 enrollment programs aimed at varying market niches. We expect to continue some form of reduced enrollment programs for the remainder of the year. Associate fees decreased from $4.2 million for the first quarter of 2005 to $2.7 million during the comparable period of 2006. Future revenues from associate services will depend primarily on the number of new associates enrolled, the average enrollment fee paid and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses. The eService fees increased 48% to $3.2 million during the first quarter of 2006 compared to $2.1 million for the comparable period of 2005.

     Other revenue decreased $92,000 from $1.3 million for the 2005 first quarter to $1.3 million for the 2006 first quarter.

     Primarily as a result of the increase in Membership fees, total revenues increased to $110.0 million for the three months ended March 31, 2006 from $100.9 million during the comparable period of 2005, an increase of 9%.

     Membership benefits totaled $35.6 million for the three months ended March 31, 2006 compared to $32.7 million for the comparable period of 2005, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) pertaining to legal service plans should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if we continue to increase the number of Identity Theft Shield Memberships in force.

     Commissions to associates increased 1% to $31.9 million for the three months ended March 31, 2006 compared to $31.7 million for the comparable period of 2005, and represented 31% and 34% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. New memberships sold during the three months ended March 31, 2006 totaled 165,226, a 9% decrease from the 180,879 sold during the comparable period of 2005. Commissions to associates per new membership sold were $193 per membership for the three months ended March 31, 2006 compared to $175 for the comparable period of 2005. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $7.3 million for the three months ended March 31, 2006 from $9.1 million for the comparable period of 2005. The decrease was primarily a result of decreased costs for incentive trips and bonuses and decreased costs for materials sent to new associates due to the reduction in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended March 31, 2006 and 2005 were $12.5 million and $11.1 million, respectively, and represented 12% of Membership fees for both periods. The 2006 first quarter reflects increased state tax expense due to the lack of net operating loss-carry-forwards used in the prior periods.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $2.7 million for the three months ended March 31, 2006 compared to $2.6 million for the 2005 comparable period. Depreciation increased slightly to $2.0 million for the first quarter of 2006 from $1.9 million for the comparable period of 2005. Interest expense increased to $678,000 during the 2006 period from $607,000 during the comparable period of 2005 as a result of higher average interest rate. Premium taxes decreased from $556,000 for the three months ended March 31, 2005 to $389,000 for the comparable period of 2006, primarily as a result of a change in regulatory requirements in certain jurisdictions where we pay premium taxes. Interest income decreased $4,000 to $387,000 for the three months ended March 31, 2006 from $391,000 for the comparable period of 2005, primarily due to less cash invested due to the stock repurchase program.

     We have recorded a provision for income taxes of $6.9 million and $4.7 million (34.5% of pretax income) for both periods.

Results of Operations - First Quarter of 2006 compared to Fourth Quarter of 2005
--------------------------------------------------------------------------------
     First quarter 2006 membership fees increased 1% to $101.7 million from $100.6 million for the fourth quarter of 2005. Associate services revenues decreased during the 2006 first quarter by approximately $448,000 to $7.0 million from $7.4 million for the 2005 fourth quarter and associate services and direct marketing expenses increased by $1.6 million during the same period. Membership benefits totaled $35.6 million in the first quarter of 2006 compared to $35.8 million for the 2005 fourth quarter and represented 35% and 36%, respectively, of membership fees for the two periods. Commissions to associates totaled $31.9 million in the 2006 first quarter compared to $33.8 million for the 2005 fourth quarter and represented 31% and 34%, respectively, of membership fees for the two periods. General and administrative expenses decreased during the 2006 first quarter to $12.5 million compared to $13.6 million for the 2005 fourth quarter and represented 12% and 13%, respectively, of membership fees for the two periods.

Liquidity and Capital Resources
-------------------------------
     General
     Consolidated net cash provided from operating activities for the first three months of 2006 increased $1.0 million to $18.4 million from $17.4 million for the 2005 period, although cash provided from operating activities before changes in working capital items increased $4.0 million from $11.1 million to $15.1 million. The increase of $4.0 million resulted primarily from the increase in net income of $4.1 million.

     Consolidated net cash used in investing activities was $8.0 million for the first three months of 2006 compared to $2.9 million for the comparable period of 2005. This $5.1 million change in investing activities resulted from a $4.0 million increase in investment purchases and a $1.5 million increase in additions to property and equipment, partially offset by the $498,000 increase in the maturities and sales of investments.

     Net cash used in financing activities during the first three months of 2006 was $25.2 million compared to $20.9 million for the comparable period of 2005. This $4.3 million change was primarily comprised of the $1.0 million decrease in proceeds from exercise of stock options; the $3.2 million decrease in common stock dividends paid offset by the $6.2 million increase in purchases of treasury stock.

     We purchased and formally retired 448,426 shares of our common stock during the 2006 first quarter for $16.2 million, or an average price of $36.05 per share, reducing our common stock by $4,484 and our retained earnings by $16.2 million. We had a consolidated working capital deficit of $10.3 million at March 31, 2006, an increase of $7.3 million compared to a consolidated working capital deficit of $3.1 million at December 31, 2005. The increase was primarily due to a $14.8 million decrease in cash and cash equivalents and an increase in income taxes payable of $4.6 million partially offset by an increase of $2.3 million in the current portion of available-for-sale investments, a decrease of $3.9 million in the current portion of notes payable, a decrease in common stock dividends payable of $4.6 million and a $1.0 million increase in deferred member and associate service costs. The $10.3 million working capital deficit at March 31, 2006 would have been a $664,000 working capital deficit excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     At March 31, 2006 we reported $50.3 million in cash and cash equivalents and unpledged investments compared to $59.9 million at December 31, 2005. Our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the three months ended March 31, 2006, we advanced commissions, net of chargebacks, of $31.2 million on new Membership sales compared to $34.2 million for the same period of 2005. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of March 31, 2006, and related activity for the three month period then ended, were:

                                                                                   (Amounts in 000's)
                                                                                   ------------------
Beginning unearned advance commission payments (1)...............................    $  195,792
Advance commission payments, net.................................................        31,153
Earned commissions applied.......................................................       (31,800)
Advance commission payment write-offs............................................          (932)
                                                                                    -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       194,213
Estimated unrecoverable advance commission payments (1)..........................       (35,676)
Ending unearned advance commission payments, net (1).............................   -------------
                                                                                     $  158,537
                                                                                    -------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $41.9 million. As such, at March 31, 2006 future commission payments and related expense should be reduced as unearned advance commission payments of $117 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at March 31, 2006 of $50.3 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases to the extent permitted by the terms of our amended stock purchase loan.

     Our real estate loan of $20 million was fully funded in December 2003 with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, and repayments began in December 2003 with monthly principal payments of $190,000 plus interest with a balloon payment on September 30, 2008. The interest rate at March 31, 2006 was 6.89%. The loan is primarily collateralized by a first mortgage on the 87 acre home office complex, the 170,000 square foot home office complex, our rights to receive Membership fees on a portion of our Memberships and by a security interest covering all equipment. The real estate loan agreement provides for financial covenants substantially the same as those described below for the stock purchase loan.

     Our $31.5 million stock purchase loan was fully funded in September 2004 with interest at the 30 day LIBOR rate plus 3%, adjusted monthly, and repayments began in October 2004 with 24 monthly principal payments of $1.3 million ending September 30, 2006. The interest rate at March 31, 2006 was 7.64%. The loan is primarily collateralized by our rights to receive Membership fees on a portion of our Memberships and a pledge of the stock of our subsidiaries. The definitive agreement contains covenants prohibiting us from pledging assets, incurring additional indebtedness and selling assets. In addition to customary events of default, an additional event of default occurs if Harland C. Stonecipher ceases to be our chairman and Chief Executive Officer for 90 days. Pre-payment of the loan is permitted. The loan agreements contain the following financial covenants: (a) our quarterly Debt Coverage Ratio (as defined in the loan agreements) shall not be less than 110%; (b) our cancellation rate on contracts less than or equal to twelve months old shall not exceed 45% on a trailing 12 month basis, calculated on a quarterly basis; (c) we shall maintain a rolling twelve month average retention rate of Membership contracts in place for greater than eighteen months of not less than 70%, calculated on a monthly basis; (d) we shall not pay dividends or purchase treasury shares, which during any fiscal quarter, on a combined basis, would exceed sixty five percent (65%) of our cumulative net income for all previous fiscal quarters beginning July 1, 2004 less any dividends or stock purchases in such previous fiscal quarters, with provisions for carry forwards of unused availability; and, (e) our tangible net worth shall not fall below $10 million for the period of time dating from September 30, 2004, $15 million beginning March 31, 2005 and $25 million beginning December 31, 2005. At March 31, 2006, we were restricted from paying dividends or purchasing treasury shares in excess of $12.5 million pursuant to these covenants. We were in compliance with the above covenants at March 31, 2006.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 which began December 31, 2005 with the remaining balance payable in a final installment due November 30, 2012. The interest rate at March 31, 2006 was 6.39%. The loan is primarily collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At March 31, 2006, PPLSIF did not have funds available for payment of substantial dividends without the prior approval of the insurance commissioner. At March 31, 2006 PPLCI had approximately $7.4 million available for payment of an ordinary dividend which was paid to us in April 2006.

Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies
----------------------------
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes in the application of critical accounting policies or estimates during the first three months of 2006. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------
     We continue to evaluate the desirability of possible additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with the covenants in our amended treasury stock term loan which limit our ability to repurchase shares or pay cash dividends. We expect to resume our open market repurchase program in the near future as we have existing authorization from the Board to purchase an additional 1,137,656 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
-------------------------
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of March 31, 2006 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
     Our consolidated balance sheets include a certain amount of assets and liabilities whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents the largest market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instrument and other general market conditions.

     As of March 31, 2006, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. We do not hold any investments classified as trading account assets or derivative financial instruments.

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




                                                                                                Estimated fair value
                                                            (In 000's)      in interest rate     hypothetical change
                                                            Fair Value    (bp = basis points)     in interest rate
                                                            ----------    -------------------   --------------------

Fixed-maturity investments at March 31, 2006 (1).......      $  32,684     100 bp increase            $  30,653
                                                                           200 bp increase               28,840
                                                                            50 bp decrease               33,786
                                                                           100 bp decrease               34,887

Fixed-maturity investments at December 31, 2005 (1)....      $  27,541     100 bp increase            $  26,129
                                                                           200 bp increase               24,809
                                                                            50 bp decrease               27,723
                                                                           100 bp decrease               28,613
-------------------

(1) Excluding short-term investments with a fair value of $2.6 million at March 31, 2006 and December 31, 2005.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2006 would reduce the estimated fair value of our fixed-maturity investments by approximately $3.8 million at that date. At December 31, 2005, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of March 31, 2006, we had $33.7 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $337,000. As of March 31, 2006, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States.


ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.




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

     The following table provides information about our purchases of stock in the open market during the first quarter of 2006.


                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------  ---------------  ----------------  --------------------  ---------------------
January 2006..........             -         $   -                       -               586,082
February 2006.........        42,171            36.91               42,171               543,911
March 2006............       406,255            35.96              406,255               137,656
                        ---------------  ----------------  --------------------
Totals................       448,426         $  36.05              448,426
                        ---------------  ----------------  --------------------

(1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock in the open market. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 11,000,000 shares. The most recent authorization was for 1,000,000 additional shares on April 13, 2006 and there has been no time limit set for completion of the repurchase program. In addition, we completed a tender offer for 980,518 shares in September 2004.

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

 10.8 Loan agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the six-months ended June 30, 2002)

 10.9 Security Agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

 10.10 Form of Mortgage dated July 23, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

*10.11 Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

 10.12 Loan Agreement dated September 19, 2003 between Registrant and Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended September 30, 2003)

 10.13 First Amendment to Loan Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma N.A., Comerica Bank and First United Bank & Trust. (Incorporated by reference to Exhibit (b)(i) to the Company's Schedule TO filed on August 27, 2004)

 10.14 First Amendment to Security Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit (b)(iii) to the Company's Schedule TO filed on August 27, 2004)

 10.15 First Amendmentto Pledge Agreement dated August 26, 2004 among Pre-Paid Legal Services, Inc., Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit (b)(iv) to the Company's Schedule TO filed on August 27, 2004)

 10.16 Aircraft purchase agreement dated December 9, 2004 by and between S&S Aviation, LC and the Company (Incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-K for the year ended December 31,
       2004)

 10.17 Aircraft purchase agreement dated December 9, 2004 by and between Harland
       C. Stonecipher and/or Shirley A. Stonecipher  and  Stonecipher  Aviation,
       LLC and the Company (Incorporated by reference to Exhibit 10.14 of the Company's Report on Form 10-K for the year ended December 31, 2004)

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

 10.20 Promissory Note dated April 30, 2005 between us and Bank of Oklahoma N.A. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated May 3, 2005)

 10.21 Loan Agreement dated April 30, 2005 between us and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated May 3, 2005)

 10.22 Security Agreement dated April 30, 2005 between us and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K dated May 3, 2005)

 10.23 Second Amendment to Loan Agreement dated May 6, 2005 among us, Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust. Incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K dated May 3, 2005)

 10.24 Purchase Agreement dated August 19, 2005  between us and Learjet,  Inc.,
       with  Addendum. (Incorporated  by  reference  to  Exhibit  10.1  of   the
       Company's Report on Form 8-K dated August 19, 2005)

 31.1 Certification of Harland C. Stonecipher, Chairman, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

 31.2 Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

 32.1  Certification  of  Harland  C. Stonecipher,   Chairman,  Chief  Executive
       Officer and President, Pursuant to 18 U.S.C. Section 1350

 32.2 Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.






                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PRE-PAID LEGAL SERVICES, INC.
                          -----------------------------
                                  (Registrant)


Date: April 24, 2006         /s/ Harland C. Stonecipher
                             ----------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President
                             (Principal Executive Officer)

Date: April 24, 2006         /s/ Randy Harp
                             ----------------------------------------
                             Randy Harp
                             Chief Operating Officer
                             (Duly Authorized Officer)

Date: April 24, 2006         /s/ Steve Williamson
                             ----------------------------------------
                             Steve Williamson
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)





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


Date: April 24, 2006         /s/ Harland C. Stonecipher
                             -----------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President





                                  Exhibit 31.2

                                  CERTIFICATION
                                  -------------

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


Date: April 24, 2006         /s/ Steve Williamson
                             ----------------------------------------
                             Steve Williamson
                             Chief Financial Officer






                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 24, 2006         /s/ Harland C. Stonecipher
                             ----------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President




                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 24, 2006         /s/ Steve Williamson
                             ----------------------------------------
                             Steve Williamson
                             Chief Financial Officer