Form 10-K/A
period 2005-12-31
PRE PAID LEGAL SERVICES INC
filed 2006-06-29
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                   FORM 10-K/A
                                 Amendment No. 1
                                 ---------------
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Large accelerated filer [ ]   Accelerated filer [X]     Non-accelerated file [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

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


     The undersigned registrant hereby amends the following items, financial statements, exhibits of other portions of its Annual Report on Form 10-K pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2005, as set forth below and in the pages attached hereto.

     Part IV, Item 15 - "Exhibits, Financial Statement Schedules" is amended (i) to correct typographical error in Exhibit 23.1 for previous date error; (ii) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Option Ownership and Thrift Plan ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 2005, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (iii) to include as Exhibit 23.2 the consent of Grant Thornton LLP, respectively relating to the use of their reports which are included as part of
Exhibit 99.1.

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

                                   PRE-PAID LEGAL SERVICES, INC.

Date: June 29, 2006                By:    /s/ Randy Harp
                                     -------------------------------------------
                                     Randy Harp
                                     Chief Operating Officer




                                INDEX TO EXHIBITS


  Exhibit No.                 Description
  -----------                 -----------

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


*10.5 Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990(Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.6 Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended December 31, 2002)

*10.7 Stock Option Plan, as amended effective May 2003 (Incorporated by reference to Exhibit 10.7 of our Annual report on Form 10-K for the year ended December 31, 2004)

 10.8 Loan agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the six-months ended June 30, 2002)

 10.9 Security agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

 10.10 Form of Mortgage dated July 23, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

*10.11 Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2002)

 10.12 Loan agreement dated September 19, 2003 between Registrant and Bank of Oklahoma, N.A., Comerica Bank and First United Bank & Trust (Incorporated by reference to Exhibit 10.1 of our Report on Form 10-Q for the period ended September 30, 2003)

 10.13 Aircraft purchase agreement dated December 9, 2004 by and between S&S Aviation, LLC and the Company (Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended December 31, 2004)

 10.14 Aircraft purchase agreement dated December 9, 2004 by and between Harland
       C. Stonecipher and/or Shirley A. Stonecipher and Stonecipher Aviation, LLC and the Company (Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2004)

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

 32.1 Certification of Harland C. Stonecipher, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

 32.2 Certification of Steve Williamson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

 99.1**Financial  information  relating to the  Pre-Paid  Legal  Services,  Inc.
       Employee Stock Ownership and Thrift Plan, as required by Form 11-K for the fiscal year of the plan ended December 31, 2005

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

** Filed herewith. All other Exhibits have been previously filed.





                                  EXHIBIT 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




We have issued our reports dated February 23, 2006, accompanying the consolidated financial statements and schedule and management's assessment of the effectiveness of internal control over financial reporting included in the Annual Report of Pre-Paid Legal Services, Inc. on Form 10-K for the year ended December 31, 2005. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Pre-Paid Legal Services, Inc. on Forms S-8 (File No. 333-120403, effective November 12, 2004, File No. 33-82144, effective July 28, 1994, File No. 33-62663, effective September 14, 1995, File No. 333-53183, effective May 20, 1998 and File No. 333-38386, effective June 1,
2000).


/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 23, 2006





                                  EXHIBIT 23.2


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have issued our report dated June 26, 2006, accompanying the financial statements and supplemental schedules of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan for the year ended December 31, 2005, included in this Amendment No. 1 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2005. We hereby consent to the incorporation by reference of said report in the Registration Statement of Pre-Paid Legal Services, Inc. on Form S-8 (File No. 33-82144, effective July 28, 1994).


/s/ GRANT THORNTON LLP


Oklahoma City, Oklahoma
June 26, 2006





                                  EXHIBIT 99.1

Financial information relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan, as required by Form 11-K for the fiscal year of the plan ended December 31, 2005










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

    SCHEDULE H, LINE 4i--ASSETS HELD FOR INVESTMENT PURPOSES

    SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS








             Report of Independent Registered Public Accounting Firm


Trustee and Participants
Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

We have audited the accompanying statements of net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2005 and 2004, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2005 and 2004, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Oklahoma City, Oklahoma
June 26, 2006






             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan



                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                  December 31,


                                                                                              2005              2004
                                                                                         --------------    --------------

ASSETS
    Investments, at fair value
       Pre-Paid Legal Services, Inc. common stock                                        $  7,133,196        $6,407,307
       Participant-directed mutual funds                                                    2,641,412         2,308,170
       Common collective trust funds                                                          443,065           408,251
       Money market funds                                                                       9,361            11,683
       Participant notes                                                                      116,782            55,370

    Receivables
       Employer contributions                                                                 445,055           341,550
       Dividends receivable                                                                    55,933            16,043

    Cash and cash equivalents                                                                     839            13,324
                                                                                      ---------------       -----------

                  Total assets                                                             10,845,643         9,561,698

LIABILITIES
    Accounts payable                                                                            9,568            23,973
                                                                                       --------------       -----------

                  NET ASSETS AVAILABLE FOR BENEFITS                                       $10,836,075        $9,537,725
                                                                                           ==========         =========



       The accompanying notes are an integral part of these statements.






           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                             Year ended December 31,


                                                                                              2005              2004
                                                                                        ---------------    --------------

Additions to net assets attributed to
    Employer contributions                                                              $     445,055       $   351,646
    Participant contributions                                                                 617,242           510,415
    Interest and dividend income                                                              220,393            61,966
    Net appreciation in fair value of investments                                             271,037         2,090,306
                                                                                          -----------         ---------

                  Total additions                                                           1,553,727         3,014,333

Deductions from net assets attributed to
    Benefits paid to participants                                                             254,177           864,573
    Administrative fees                                                                         1,200               -
                                                                                       --------------    --------------

                  NET INCREASE IN NET ASSETS                                                1,298,350         2,149,760

Net assets available for benefits at beginning of year                                      9,537,725         7,387,965
                                                                                          -----------         ---------

Net assets available for benefits at end of year                                          $10,836,075        $9,537,725
                                                                                           ==========         =========



        The accompanying notes are an integral part of these statements.



                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


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

       Years of service
       on first day of                                     Matching
          Plan year                                       percentages

            0-3                                              50%
            4-5                                              75%
            6 or more                                       100%

     A participant may elect to defer a portion of his compensation in the form of a contribution to his deferred compensation account under the Plan. Participants contribute to the Plan on a pre-tax basis only. Subject to the limitations contained in the Plan, a participant may elect to defer any portion of his compensation. However, a participant may never defer more than the lesser of the Internal Revenue Service limitation ($14,000 and $13,000 in 2005 and 2004, respectively) in any Plan year or a percentage of compensation greater than the maximum percentage of compensation determined annually by the Committee.

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

     Upon termination of a participant's employment with the Company, the nonvested portion of the Company contribution is forfeited. Forfeitures are used to reduce future Company contributions. At December 31, 2005, forfeited nonvested accounts totaled approximately $5,000.

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

     3. Investments

     Investments are presented at fair value as measured by market prices in active markets, including national securities exchanges. The cost of Company common stock sold is determined on the basis of average cost. Actual cost is used as a basis for sales of all other investments. Investment transactions are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

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

     6. Expenses

     The Company elected to pay substantially all of the Plan's administration expenses in 2005 and 2004 although it is not obligated to do so. Any expenses not paid by the Company are be paid by the Plan and totaled $1,200 for 2005.

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

NOTE C - INVESTMENTS

     The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                              2005              2004
                                                                                         --------------    --------------


       Non-participant directed investments
           Common stock - Pre-Paid Legal Services, Inc. (186,684
               and 170,664 shares, respectively)                                           $7,133,196        $6,407,307
       Participant directed investments
           Washington Mutual Investors Fund/R4 (21,333 and 19,263 units, respectively)        656,435           591,573

     The following table presents the net appreciation (depreciation) (including gains and losses on investments bought and sold, as well as held during the year) by type of investment for the years ended December 31:



                                                                                               2005             2004
                                                                                           ------------     ------------

       Corporate common stock - Pre-Paid Legal Services, Inc.                                 $152,055       $1,978,552
       Mutual funds                                                                            118,982          111,754

                                                                                              $271,037       $2,090,306

NOTE D - NONPARTICIPANT-DIRECTED INVESTMENTS

     Information regarding the Plan's nonparticipant-directed investment in the Company's common stock at December 31, 2005 and 2004 is included in Note C above. Significant components of the changes in net assets relating to nonparticipant-directed investments (including activity in the Plan's cash and cash equivalents) is as follows for the years ended December 31:

                                                                                              2005              2004
                                                                                          ------------     --------------

       Net investment gain and interest income                                              $ 171,003        $1,058,402
       Contributions
           Employer                                                                           341,550           262,071
           Employee                                                                           445,464           532,041
       Benefits paid to participants                                                         (255,377)         (654,098)
       Transfers (to) from participant-directed investments, net                                8,442          (945,855)
                                                                                           ----------        ----------

                                                                                            $ 711,082       $   252,561
                                                                                             ========        ==========



<

NOTE E - TAX STATUS

     A favorable determination letter dated November 16, 2005 was received from the Internal Revenue Service indicating that the Plan, as amended through November 1, 2004, qualifies under section 401(a) of the Internal Revenue Code and is exempt from federal income taxes under section 501(a) of the Code. The Plan has been further amended since receiving the determination letter. However, the Company and the Committee believe that the Plan is currently designed and operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, the Company and the Committee believe that the Plan continues to be qualified and no provision for income taxes has been included in the Plan's financial statements.

NOTE F - DISTRIBUTIONS

     Former participants may request distribution of their accounts in the form of Company common stock or cash. Former participants who have elected to diversify all or a portion of their Plan accounts into mutual fund investments will receive a distribution of mutual fund shares or cash. Distributions made in 2005 consisted of cash of $254,177. Distributions made in 2004 consisted of 1,084 shares of the Company's common stock and cash of $858,361.

     Former participants who terminated employment during 2005 and had not yet received distribution of their account at December 31, 2005 will receive distribution in 2006. The balance due former participants at December 31, 2005 included cash of $54,944. The balance due former participants at December 31, 2004 included 1,132 shares of the Company's common stock and cash of $24,166.



<


                             SUPPLEMENTAL SCHEDULES





             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan

          SCHEDULE H, LINE 4i--SCHEDULE OF ASSETS (HELD AT END OF YEAR)

                                December 31, 2005

------------------------------------------------------------------------------------------------------------------------

 (a)                   (b)                                           (c)                             (d)          (e)
          Identity of issuer, borrower,     Description of investment including maturity date                  Current
            lessor, or similar party        rate of interest, collateral, par, or maturity value     Cost        Value
            ------------------------        ----------------------------------------------------     ----        -----


        *Pre-Paid Legal Services, Inc.        Common Stock, 186,684.000 shares/units              3,006,285   $ 7,133,196
        Common Stock

        Federated Capital Reserve             Money Market Funds, 9,360.980 shares/units              **            9,361

        SEI Stable Asset                      Common Collective Trust Fund, 421,942.373               **          443,065
                                              shares/units

        American Balanced Fund/R4             Mutual Funds, 11,334.475 shares/units                   **          201,753
        Bond Fund of America/R4               Mutual Funds, 37,201.130 shares/units                   **          491,799
        EuroPacific Growth Fund/R4            Mutual Funds 11,020.262shares/units                     **          447,753
        Growth Fund of America/R4             Mutual Funds 17,654.619 shares/units                    **          541,644
        Vanguard Small Cap Growth Index       Mutual Funds 5,374.669 shares/units                     **           88,306
        Fund
        Vanguard Small Cap Value Index/Inv    Mutual Funds 14,678.735 shares/units                    **          213,722
        Washington Mutual Investors Fund/R4   Mutual Funds 21,333.594 shares/units                    **          656,435

        *Participant Loans                    Participant loans, maturity dates various thru          **          116,782
                                              07/2016; interest rates vary between 5.76% and
                                              9.25%

                                                                               Total Investments              $10,343,816

        *Party-in-interest
        **Cost not required for participant-directed investments







             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan

                  SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS

                          Year ended December 31, 2005

         (a)                     (b)               (c)        (d)       (e)      (f)          (g)            (h)            (i)
                                                                                Expense
                                                                               incurred                  Current value       Net
  Identity of party                             Purchase    Selling   Lease       with       Cost of      of asset on       gain
      involved          Description of asset     price      price     rental   transaction     asset     transaction date   (loss)
  ------------------    --------------------    --------    -------   ------   -----------   -------     ----------------   ------
*Pre-Paid Legal         Common stock, 59        $820,953      $ -       $ -        $ -        $820,953         $820,953       $ -
Services, Inc.          purchases



* Party in interest