Form 10-Q
period 2006-06-30
PRE PAID LEGAL SERVICES INC
filed 2006-07-26
CIK 311657

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

For The Quarterly Period Ended June 30, 2006


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

The number of shares outstanding of the registrant's common stock (excluding 4,852,179 shares held in treasury) as of July 21, 2006 was 14,515,909.

================================================================================





                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2006


                                    CONTENTS



Part I.  Financial Information

     Item 1. Financial Statements:

          a) Consolidated Balance Sheets
             as of June 30, 2006 (Unaudited) and December 31, 2005

          b) Consolidated Statements of Income (Unaudited) for the three months and six months ended June 30, 2006 and 2005

          c) Consolidated Statements of Comprehensive Income (Unaudited) for the three months and six months ended June 30, 2006 and 2005

          d) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2006 and 2005

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

     Item 6. Exhibits

Signatures



ITEM 1.  FINANCIAL STATEMENTS

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                              June 30,        December 31,
                                                                                               2006              2005
                                                                                            -------------     ------------
Current assets:                                                                             (Unaudited)
  Cash and cash equivalents............................................................     $    76,805       $    33,957
  Available-for-sale investments, at fair value........................................             427             6,742
  Membership fees receivable...........................................................           5,020             5,395
  Inventories..........................................................................           1,279             1,717
   Refundable income taxes.............................................................             175                 -
  Deferred member and associate service costs..........................................          16,321            16,210
  Deferred income taxes................................................................           5,237             4,894
  Other assets.........................................................................           6,320             5,236
                                                                                            -------------     ------------
      Total current assets.............................................................         111,584            74,151
Available-for-sale investments, at fair value..........................................          23,138            19,213
Investments pledged....................................................................           4,327             4,307
Property and equipment, net............................................................          60,815            58,947
Deferred member and associate service costs............................................           2,907             3,003
Other assets...........................................................................           6,379             5,244
                                                                                            -------------     ------------
        Total assets...................................................................     $   209,150       $   164,865
                                                                                            -------------     ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................     $    11,912       $    11,638
  Deferred revenue and fees............................................................          27,278            26,287
  Current portion of capital leases payable............................................             321               321
  Current portion of notes payable.....................................................          17,187            15,250
  Common stock dividends payable.......................................................               -             4,643
  Income taxes payable.................................................................               -             1,738
  Accounts payable and accrued expenses................................................          17,395            17,357
                                                                                            -------------     ------------
    Total current liabilities..........................................................          74,093            77,234
  Capital leases payable...............................................................             986             1,296
  Notes payable........................................................................          82,751            23,220
  Deferred revenue and fees............................................................           2,907             3,007
  Deferred income taxes................................................................           4,505             4,782
  Other non-current liabilities........................................................           4,226             3,932
                                                                                            -------------     ------------
      Total liabilities................................................................         169,468           113,471
                                                                                            -------------     ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 19,368 and
    20,326 issued at June 30, 2006 and December 31, 2005, respectively.................             194               203
  Retained earnings....................................................................         138,291           149,832
  Accumulated other comprehensive income...............................................             225               387
  Treasury stock, at cost; 4,852 shares held at June 30, 2006 and
    December 31, 2005, respectively....................................................         (99,028)          (99,028)
                                                                                            -------------     ------------
      Total stockholders' equity.......................................................          39,682            51,394
                                                                                            -------------     ------------
        Total liabilities and stockholders' equity.....................................     $   209,150       $   164,865
                                                                                            -------------     ------------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ---------------------   -----------------------
                                                                     2006         2005         2006         2005
                                                                   ----------  ---------   ----------   ----------
Revenues:
  Membership fees.............................................     $ 103,111   $  97,093    $ 204,851    $ 189,597
  Associate services..........................................         6,820       7,175       13,783       14,217
  Other.......................................................         1,267       1,351        2,524        2,700
                                                                   ----------  ---------   ----------   ----------
                                                                     111,198     105,619      221,158      206,514
                                                                   ----------  ---------   ----------   ----------
Costs and expenses:
  Membership benefits.........................................        36,490      33,710       72,118       66,431
  Commissions.................................................        32,745      38,820       64,630       70,497
  Associate services and direct marketing.....................         7,584       7,963       14,886       17,059
  General and administrative..................................        13,020      12,337       25,487       23,436
  Other, net..................................................         2,900       2,326        5,623        4,967
                                                                   ----------  ---------   ----------   ----------
                                                                      92,739      95,156      182,744      182,390
                                                                   ----------  ---------   ----------   ----------

Income before income taxes....................................        18,459      10,463       38,414       24,124
Provision for income taxes....................................         6,369       3,610       13,253        8,323
                                                                   ----------  ---------   ----------   ----------
Net income....................................................     $  12,090   $   6,853    $  25,161    $  15,801
                                                                   ----------  ---------   ----------   ----------

Basic earnings per common share...............................     $    .81    $    .45     $   1.66     $   1.02
                                                                   ----------  ---------   ----------   ----------

Diluted earnings per common share.............................     $    .81    $    .44     $   1.65     $   1.00
                                                                   ----------  ---------   ----------   ----------

Dividends declared per common share...........................     $    -      $    .30     $    -       $    .30
                                                                   ----------  ---------   ----------   ----------



   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ---------------------   -----------------------
                                                                     2006         2005         2006         2005
                                                                   ----------  ---------   ----------   ----------

Net income.....................................................    $  12,090   $   6,853    $  25,161    $  15,801
                                                                   ----------  ---------   ----------   ----------

Other comprehensive loss, net of tax:
  Foreign currency translation adjustment......................          232          (1)         191          (16)
                                                                   ----------  ---------   ----------   ----------
  Unrealized losses on investments:
    Unrealized holding losses arising during period............         (178)        163         (382)        (497)
    Reclassification adjustment for realized losses (gains)
      included in net income...................................           56           7           29            9
                                                                   ----------  ---------   ----------   ----------
                                                                        (122)        170         (353)        (488)
                                                                   ----------  ---------   ----------   ----------
Other comprehensive loss, net of income taxes of ($78) and $110 for the three months and $(226) and $(311) for the six months
  ended June 30, 2006 and 2005, respectively...................          110         169         (162)        (504)
                                                                   ----------  ---------   ----------   ----------
Comprehensive income...........................................    $  12,200   $   7,022    $  24,999    $  15,297
                                                                   ----------  ---------   ----------   ----------


   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)
                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     ------------------------
                                                                                        2006          2005
                                                                                     ----------    ----------

Cash flows from operating activities:
Net income.......................................................................    $  25,161     $  15,801
Adjustments to reconcile net income to net cash provided
  by operating activities:
  (Benefit) for deferred income taxes............................................         (620)         (549)
  Depreciation and amortization..................................................        4,042         3,695
                                                                                     ----------    ----------
    Cash provided by operating activities before changes in assets and
     liabilities.................................................................       28,583        18,947

  Decrease in Membership income receivable.......................................          375            77
  Decrease  in inventories.......................................................          438           271
  Decrease (increase) in income tax receivable...................................         (175)          509
  (Increase) in deferred member and associate service costs......................          (15)       (1,704)
  Increase in other assets.......................................................       (2,219)         (962)
  Increase in accrued Membership benefits........................................          274           903
  Increase in deferred revenue and fees..........................................          891         2,568
  Increase in other non-current liabilities......................................          294           616
  Decrease in income tax payable.................................................       (1,738)            -
  Increase (decrease) in accounts payable and accrued expenses and other.........          229          (846)
                                                                                     ----------    ----------
    Net cash provided by operating activities....................................       26,937        20,379
                                                                                     ----------    ----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (5,910)       (2,819)
  Purchases of investments - available for sale..................................       (8,559)       (3,569)
  Maturities and sales of investments - available for sale.......................       10,576         9,550
                                                                                     ----------    ----------
    Net cash provided by (used in) investing activities..........................       (3,893)        3,162
                                                                                     ----------    ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................          222         3,246
  Tax benefit on exercise of stock options.......................................          636           659
  Proceeds from issuance of debt.................................................       85,000         2,314
  Decrease in capital lease obligations..........................................         (310)         (329)
  Common stock dividends paid....................................................       (4,643)      (12,412)
  Repayments of debt.............................................................      (23,532)       (9,095)
  Purchases of treasury stock....................................................      (37,569)      (11,621)
                                                                                     ----------    ----------
    Net cash provided by (used in) financing activities .........................       19,804       (27,238)
                                                                                     ----------    ----------

Net increase (decrease) in cash and cash equivalents.............................       42,848        (3,697)
Cash and cash equivalents at beginning of period.................................       33,957        25,972
                                                                                     ----------    ----------
Cash and cash equivalents at end of period.......................................    $  76,805     $  22,275
                                                                                     ----------    ----------

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................    $   1,317     $   1,212
                                                                                     ----------    ----------
  Cash paid for income taxes.....................................................    $  14,998     $   7,615
                                                                                     ----------    ----------


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

     In our opinion, the accompanying unaudited financial statements as of June 30, 2006, and for the three month and six month periods ended June 30, 2006 and 2005, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of results expected for the full year.

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

Note 2 - Contingencies
     We and various executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that we issued false and misleading financial information, primarily related to the method we used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted our motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. The briefing in the appeal was completed and on January 14, 2004 oral argument was held in the appeal. On July 14, 2006 the Tenth Circuit Court of Appeals entered an Order and Judgment affirming the trial court's dismissal with prejudice in our favor.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. As of July 14, 2006, we were aware of 11 separate lawsuits involving approximately 400 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name our former provider attorney in Mississippi as a defendant. In Mississippi, we filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which we seek to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of our Membership agreements. One of the federal courts has ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, including trial settings in Mississippi in August 2006, and seek varying amounts of actual and punitive damages. We have tried three separate lawsuits in Mississippi. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in our favor, including other named defendants, on all claims on October 19, 2004, while the second and third trials in Mississippi resulted in insubstantial plaintiffs' verdicts on February 15, 2005 and May 9, 2005, respectively. On August 16, 2005 the Circuit Judge in the February 15, 2005 trial overturned the jury's finding of fraud and fraudulent misrepresentation on the grounds that the evidence was insufficient to support those claims and reduced the damages awarded by the jury to a total of $525 for four plaintiffs. On July 18, 2005 the Circuit Judge in the May 9, 2005 trial entered an order granting plaintiff's motion to reconsider the submission of the issue of punitive damages to the jury, and trial on that issue was held in November 2005. The trial on that issue resulted in punitive damage verdicts against us and against our chief executive officer in the collective total amount of $9.9 million. As of July 14, 2006, our motions for post judgment relief are pending with the trial court. Pre-Paid will seek appellate relief in that case. Although the amount of Membership fees paid by the plaintiffs in the Mississippi cases is $500,000 or less, certain of the cases seek damages of $90 million. The ultimate outcome of any particular case is not determinable.

     On April 19, 2002, counsel in certain of the above-referenced Alabama suits also filed a similar suit against us and certain officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making similar allegations relating to our Memberships and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid Membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. On December 3, 2004, the District Court ordered the plaintiffs to proceed with the arbitration. On October 16, 2005 plaintiff Jana Weller died, and on December 20, 2005 we filed a Suggestion of Death Upon the Record with respect thereto. On April 13, 2006 we filed a motion to dismiss the case based on the failure of timely substitution of the parties and failure to prosecute. The ultimate outcome of this case is not determinable.

     On  October  3, 2005 we  received  a Civil  Investigative  Demand  from the
Commissioner of Consumer Protection of the State of Connecticut requesting information relating to our memberships and commissions to associates in
Connecticut. Subsequent to our submission of responsive materials, a representative of the State informed us that no action will be taken in this matter. This matter will not appear in this statement in future legal proceedings disclosures.

     On March 27, 2006 we received a complaint filed by a former provider attorney law firm in Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract. On May 15, 2006 the trial court dismissed plaintiff's complaint in its entirety. Plaintiff filed a notice of appeal on June 13, 2006. The ultimate outcome of this matter is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at June 30, 2006 was $2.5 million. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale and, therefore, this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. At June 30, 2006 we have accrued $472,000 for this assessment.

Note 3 - Treasury Stock Purchases
     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 12 million shares during subsequent board meetings. At June 30, 2006, we had purchased 10.5 million treasury shares under these authorizations for a total consideration of $260.1 million, an average price of $24.81 per share. We purchased and formally retired 622,300 shares of our common stock during the 2006 second quarter for $21.4 million, or an average price of $34.40 per share, reducing our common stock by $6,223 and our retained earnings by $21.4 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

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

                                                                            Three Months         Six Months
                                                                           Ended June 30,       Ended June 30,
                                                                         -------------------- -------------------
Basic Earnings Per Share:                                                 2006       2005      2006       2005
                                                                         --------- ---------- --------- ---------
Earnings:
Net income...........................................................    $ 12,090  $   6,853  $ 25,161  $ 15,801
                                                                         --------- ---------- --------- ---------
Shares:
Weighted average shares outstanding..................................      14,863     15,397    15,125    15,480
                                                                         --------- ---------- --------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $ 12,090  $   6,853  $ 25,161  $ 15,801
                                                                         --------- ---------- --------- ---------
Shares:
-------
Weighted average shares outstanding..................................      14,863     15,397    15,125    15,480
Assumed exercise of options..........................................          94        273       118       275
                                                                         --------- ---------- --------- ---------
Weighted average number of shares, as adjusted.......................      14,957     15,670    15,243    15,755
                                                                         --------- ---------- --------- ---------
Shares issued pursuant to option exercises...........................          89         53       111       141
                                                                         --------- ---------- --------- ---------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three months and six months ended June 30, 2006 and 2005.




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

Note 6 - Notes Payable
     On June 23, 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). The proceeds will be used primarily to fund further share repurchases, including a tender offer for 1 million shares at $35 per share, to refinance $15.3 million of existing bank indebtedness and general working capital purposes. After payment of an origination fee of 1%, lender costs and other debt, the net proceeds of the Term Facility we received were $58.8 million.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate plus 150 basis points or at the LIBOR plus 250 basis points. The default interest rate (Wells Fargo base rate plus 150 basis points) at June 30, 2006 was 9.75%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the second year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

     The Senior Loan is guaranteed by our non-regulated subsidiaries and is secured by all of our tangible and intangible personal property (other than aircraft), including stock in all of our direct subsidiaries, and a mortgage on a building we recently acquired in Duncan, Oklahoma which we are remodeling to relocate and expand our existing customer service facility in Duncan.

     In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

* a limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;
* a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests;
*    a prohibition on prepayment of other debt;
* a requirement to maintain consolidated EBITDA for the nine month period ending September 30, 2006 of at least $60 million ($55 million for us and our top tier direct subsidiaries) and for the twelve month period ending each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);
* a requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least 1.1 to 1;
*    a requirement to maintain at least 1.3 million members; and
* a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We used the proceeds of the Term Facility to repay in full the $5.3 remaining balance of our existing stock loan with Bank of Oklahoma, N.A., First United Bank and Trust and Comerica Bank, which was originated in 2003 and the $10 million we borrowed from Bank of Oklahoma, N. A. earlier in June 2006. The related loan agreements were thereby terminated and the associated collateral was released. As a part of the transaction, we also amended our existing $20 million real estate loan which we incurred in 2002 to finance our new headquarters building in Ada, Oklahoma to extend the final maturity from September 2008 to August 2011. This loan, which has a balance of $14.1 million, with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, remains secured by a mortgage on our headquarters, but the additional security interest in our membership contracts was released. The interest rate at June 30, 2006 was 7.38%. We will continue to be required to make the same monthly payments on this loan of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan was also amended to conform the financial covenants to those under the new Senior Loan.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 which began December 31, 2005 with the remaining balance payable in a final installment due November 30, 2015. The interest rate at June 30, 2006 was 6.88%. The loan is primarily collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

         A schedule of outstanding balances as of June 30, 2006 is as follows:

                       Senior loan................................   $  75,000
                       Real estate loan...........................      14,095
                       Aircraft loan..............................      10,843
                                                                    ------------
                       Total notes payable........................      99,938
                       Less: Current portion of notes payable.....     (17,187)
                                                                    ------------
                       Long term portion..........................   $  82,751
                                                                    ------------


         A schedule of future maturities as of June 30, 2006 is as follows:

                       Repayment Schedule commencing
                              July 2006:
                       Year 1.....................................   $  17,187
                       Year 2.....................................      18,437
                       Year 3.....................................      18,437
                       Year 4.....................................      18,437
                       Year 5.....................................      18,437
                       Thereafter.................................       9,003
                                                                     -----------
                       Total notes payable........................   $  99,938
                                                                    ------------




Note 7 - Share-based Compensation
     During the six months ended June 30, 2006, the stock option activity under our stock option plans was as follows:

                                                                              Weighted
                                                                              Average
                                                                             Remaining
                                                  Weighted                  Contractual     Aggregate
                                                   Average      Number of        Term       Intrinsic
                                                   Price          Shares     (In Years)       Value
                                                ------------  ------------  -----------     -----------
Outstanding, January 1, 2006...............       $  20.94       507,167
  Granted..................................           -                -
  Cancelled................................          19.93        (1,344)
  Exercised................................          17.76      (215,861)
                                                ------------  ------------  -----------     -----------
Outstanding, June 30, 2006.................       $  23.32       289,962        1.64          $ 3,967
                                                ------------  ------------  -----------     -----------
Options exercisable as of June 30, 2006....       $  23.32       289,962        1.64          $ 3,967
                                                ------------  ------------  -----------     -----------


     Other information pertaining to option activity during the six months ended June 30, 2006 and 2005 was as follows:

                                                                         June 30, 2006         June 30, 2005
                                                                        --------------        ---------------
Weighted average grant-date fair value of stock options granted..       Not applicable        Not applicable
Total fair value of stock options vested.........................       Not applicable          $    192
Total intrinsic value of stock options exercised.................            $3,604             $  1,917


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

     We used  the  modified  prospective  method  at the  date of  adoption  and therefore results for the 2005 first quarter have not been restated. Had compensation expense for employee stock options granted under our stock option plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the 2005 period would have been the pro forma amounts indicated below and were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate            5.16%
Expected volatility               29.46%
Dividend yield                     0.0%
Weighted average expected life     5.92 years

                                                                             Six Months
                                                                              Ended
                                                                           June 30, 2005
                                                                          ----------------
Net Income:
    As reported......................................................         $ 15,801
Deduct:
    Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
    Stock option plans...............................................
                                                                                  (117)
                                                                          ----------------
Pro forma net income.................................................         $ 15,684
                                                                          ----------------
Basic Earnings Per Common Share:
    As reported......................................................         $   1.02
                                                                          ----------------
    Pro forma........................................................         $   1.01
                                                                          ----------------

Diluted Earnings Per Common Share:
    As reported......................................................         $   1.00
                                                                          ----------------
    Pro forma........................................................         $   1.00
                                                                          ----------------




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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------
     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2005, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the second quarter of 2006 compared to the second quarter of 2005 and the first quarter of 2006 (Table amounts in 000's). The sum of the percentages in the tables may not total due to rounding.:

   Three Months Ended June 30, 2006      Three               %          %       Three               Three
               compared to               Months            Change     Change    Months              Months
    Three Months Ended June 30, 2005     Ended     % of     from      from       Ended    % of      Ended    % of
             and compared to            June 30,   Total    Prior   Sequential  June 30,  Total    Mar 31,    Total
    Three Months Ended March 31, 2006     2006    Revenue   Year      Period      2005    Revenue    2006    Revenue
-------------------------------------   --------  -------  -------  ----------  --------  -------  --------  --------
Revenues:
  Membership fees....................   $103,111     92.7     6.2      1.4      $97,093    91.9   $101,740     92.5
  Associate services.................      6,820      6.1    (4.9)    (2.1)       7,175     6.8      6,963      6.3
  Other..............................      1,267      1.1    (6.2)      .8        1,351     1.3      1,257      1.1
                                        --------  -------  -------  ----------  --------  -------  --------  --------
                                         111,198    100.0     5.3      1.1      105,619   100.0    109,960    100.0
                                        --------  -------  -------  ----------  --------  -------  --------  --------
Costs and expenses:
  Membership benefits................     36,490     32.8     8.3      2.4       33,710    31.9     35,628     32.4
  Commissions........................     32,745     29.5   (15.7)     2.7       38,820    36.8     31,885     29.0
  Associate services and direct            7,584      6.8    (4.8)     3.9        7,963     7.5      7,302      6.6
    marketing........................
  General and administrative.........     13,020     11.7     5.5      4.4       12,337    11.7     12,467     11.3
  Other, net.........................      2,900      2.6    24.7      6.5        2,326     2.2      2,723      2.5
                                        --------  -------  -------  ----------  --------  -------  --------  --------
                                          92,739     83.4    (2.5)     3.0       95,156    90.1     90,005     81.9
                                        --------  -------  -------  ----------  --------  -------  --------  --------

Income before income taxes...........     18,459     16.6    76.4     (7.5)      10,463     9.9     19,955     18.1
Provision for income taxes...........      6,369      5.7    76.4     (7.5)       3,610     3.4      6,884      6.3
                                        --------  -------  -------  ----------  --------  -------  --------  --------

Net income...........................    $12,090     10.9    76.4     (7.5)     $ 6,853     6.5    $13,071     11.9
                                        --------  -------  -------  ----------  --------  -------  --------  --------


                                                                       Three Months Ended
                                                                       ------------------
New Memberships:                                             6/30/2006      3/31/2006     6/30/2005
----------------                                             ---------      ---------     ---------
New legal service membership sales.......................       146,043       158,426        174,202
New "stand-alone" IDT membership sales...................         6,461         6,800          8,588
                                                             -----------    ------------  -------------
         Total new membership sales......................       152,504       165,226        182,790
                                                             -----------    ------------  -------------

New "add-on" IDT membership sales........................        98,156       100,405        116,723
Average Annual Membership fee............................       $327.34       $327.43        $333.71
Active Memberships:
Active legal service memberships at end of period........     1,484,498     1,488,308      1,490,276
Active "stand-alone" IDT memberships at end of period            57,167        54,453         39,071
    (see note below).....................................    -----------    ------------  -------------
         Total active memberships at end of period.......     1,541,665     1,542,761      1,529,347
                                                             -----------    ------------  -------------

Active "add-on" IDT memberships at end of period
    (see note below).....................................       507,049       485,246        397,749
New Sales Associates:
New sales associates recruited...........................        45,517        49,776         69,790
Average enrollment fee paid by new sales associates......        $49.70        $49.82         $51.45
Average Membership fee in force:
Average Annual Membership fee............................       $291.22       $288.92        $281.91

Note - reflects 6,451 net transfers from "add-on" status to "stand-alone" status during the quarter ended June 30, 2006.

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

Results of  Operations - Second  Quarter of 2006  compared to Second  Quarter of
--------------------------------------------------------------------------------
2005
----
     Net income increased 76% for the second quarter of 2006 to $12.1 million from $6.9 million for the prior year's second quarter primarily due to an increase in membership fees of $6 million and a decrease in commissions of $6.1 million, from $38.8 million to $32.7 million for the previous year's comparable quarter. Diluted earnings per share increased 84% to 81 cents per share from 44 cents per share for the prior year's comparable quarter due to the 76% increase in net income and an approximate 5% decrease in the weighted average number of outstanding shares.

     Membership fees totaled $103.1 million during the 2006 second quarter compared to $97.1 million for 2005, an increase of 6%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 16.6% during the three months ended June 30, 2006 to 152,504 from 182,790 during the comparable period of 2005. At June 30, 2006, there were 1,541,665 active Memberships in force compared to 1,529,347 at June 30, 2005, an increase of .8%. Additionally, the average annual fee per Membership has increased from $282 for all Memberships in force at June 30, 2005 to $291 for all Memberships in force at June 30, 2006, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased by approximately $355,000 from the second quarter of 2006 compared to the comparable period of 2005 with a 35% decrease in new associates recruited. Total new associates enrolled during the second quarter of 2006 were 45,517 compared to 69,790 for the same period of 2005. Average enrollment fees paid by new sales associates during the 2006 second quarter were $50 compared to $51 for the comparable period of 2005 due to specialized reduced rate $49 enrollment programs aimed at varying market niches. We expect to continue some form of reduced enrollment programs for the remainder of the year. Associate fees decreased from $7.2 million for the second quarter of 2005 to $6.8 million during the comparable period of 2006. Future revenues from associate services will depend primarily on the number of new associates enrolled, the average enrollment fee paid and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses. The eService fees increased 32% to $3.3 million during the second quarter of 2006 compared to $2.5 million for the comparable period of 2005.

     Other revenue decreased $84,000 from $1.4 million for the 2005 first quarter to $1.3 million for the 2006 second quarter.

     Primarily as a result of the increase in Membership fees, total revenues increased to $111.2 million for the three months ended June 30, 2006 from $105.6 million during the comparable period of 2005, an increase of 5%.

     Membership benefits totaled $36.5 million for the three months ended June 30, 2006 compared to $33.7 million for the comparable period of 2005, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) pertaining to legal service plans should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if we continue to increase the number of Identity Theft Shield Memberships in force.

     Commissions to associates decreased 15.7% to $32.7 million for the three months ended June 30, 2006 compared to $38.8 million for the comparable period of 2005, and represented 32% and 40% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. New memberships sold during the three months ended June 30, 2006 totaled 152,504, a 17% decrease from the 182,790 sold during the comparable period of 2005. Commissions to associates per new membership sold were $215 per membership for the three months ended June 30, 2006 compared to $212 for the comparable period of 2005. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $7.6 million for the three months ended June 30, 2006 from $8.0 million for the comparable period of 2005. The decrease was primarily a result of decreased costs for incentive trips and bonuses and decreased costs for materials sent to new associates due to the reduction in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative  expenses during the three months ended June 30,
2006  and  2005  were  $13.0  million  and  $12.3  million,   respectively,  and
represented 13% of Membership fees for both periods.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $2.9 million for the three months ended June 30, 2006 compared to $2.3 million for the 2005 comparable period. Depreciation increased slightly to $2.0 million for the second quarter of 2006 from $1.8 million for the comparable period of 2005. Interest expense increased to $867,000 during the 2006 period from $633,000 during the comparable period of 2005 as a result of higher average interest rate and additional debt. We expect interest expense will increase further in future period as a result of the $80 million new senior financing we closed on June 23, 2006. Premium taxes decreased from $499,000 for the three months ended June 30, 2005 to $484,000 for the comparable period of 2006, primarily as a result of a change in regulatory requirements in certain jurisdictions where we pay premium taxes. Interest income increased $74,000 to $452,000 for the three months ended June 30, 2006 from $378,000 for the comparable period of 2005, primarily due to an increase in interest rates.

     We have recorded a provision for income taxes of $6.4 million and $3.6 million (34.5% of pretax income) for both periods.

Results of Operations - Second Quarter of 2006 compared to First Quarter of 2006
--------------------------------------------------------------------------------
     Second quarter 2006 membership fees increased 1% to $103.1 million from $101.7 million for the first quarter of 2006. Associate services revenues decreased during the 2006 second quarter by approximately $143,000 to $6.8 million from $7.0 million for the 2006 first quarter and associate services and direct marketing expenses increased by $282,000 during the same period. Membership benefits totaled $36.5 million in the second quarter of 2006 compared to $35.6 million for the 2006 first quarter and represented 35% of membership fees for the two periods. Commissions to associates totaled $32.7 million in the 2006 second quarter compared to $31.9 million for the 2006 first quarter and represented 32% and 31%, respectively, of membership fees for the two periods. General and administrative expenses increased during the 2006 second quarter to $13 million compared to $12.5 million for the 2006 first quarter and represented 13% and 12%, respectively, of membership fees for the two periods.

Results of Operations - First six months of 2006 compared to first six months of
--------------------------------------------------------------------------------
2005
----
     Membership revenues increased 8% the first half 2006 to a record $204.9 million compared to $189.6 million for the first half of 2005. Net income increased 59% for the first half of 2006 to $25.2 million from $15.8 million for the prior year's comparable period primarily due to the increase of $15.3 million in membership fees and a decrease in commission expense of $5.9 million caused by fewer new memberships sold during the 2006 period, partially offset by an increase in Membership benefits expense of $5.7 million and an increase in general and administrative expenses of $2.1 million. Diluted earnings per share increased 65% to $1.65 per share from $1.00 per share for the prior year's comparable six month period due to the 59% increase in net income and an approximate 3% decrease in the weighted average number of outstanding shares.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 13% during the six months ended June 30, 2006 to 317,730 from 363,669 during the comparable period of 2005. At June 30, 2006, there were 1,541,665 active Memberships in force compared to 1,529,347 at June 30, 2005, an increase of 1%. Additionally, the average annual fee per Membership has increased from $282 for all Memberships in force at June 30, 2005 to $291 for all Memberships in force at June 30, 2006, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased 3% from $14.2 million for the first six months of 2005 to $13.8 million during the comparable period of 2006 primarily as a result of a 22% decrease in new associates recruited. Total new associates enrolled during the first six months of 2006 were 95,293 compared to 122,734 for the same period of 2005. We expect to continue some form of reduced enrollment programs for the remainder of the year. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Certified Field Trainer program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be largely offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses. The eService fees increased 36% to $6.4 million during the first half of 2006 compared to $4.7 million for the comparable period of 2005.

     Other revenue decreased slightly from $2.7 million for the six month period ending June 2005 to $2.5 million for the same period of 2006.

     Primarily as a result of the increase in Membership fees, total revenues increased to $221.2 million for the six months ended June 30, 2006 from $206.5 million during the comparable period of 2005 an increase of 7%.

     Membership benefits totaled $72.1 million for the six months ended June 30, 2006 compared to $66.4 million for the comparable period of 2005, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if the Company continues to sell significant numbers of Identity Theft Shield Memberships.

     Commissions to associates decreased 8% to $64.6 million for the six months ended June 30, 2006 compared to $70.5 million for the comparable period of 2005, and represented 32% and 37% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new memberships sold during a period. New memberships sold during the six months ended June 30, 2006 totaled 317,730, a 13% decrease from the 363,669 sold during the comparable period of 2005. Commissions to associates per new membership sold were $203 per membership for the six months ended June 30, 2006 compared to $194 for the comparable period of 2005. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $14.9 million for the six months ended June 30, 2006 from $17.1 million for the comparable period of 2005. The decrease was primarily a result of fewer new associates enrolled during the six month period. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the six months ended June 30, 2006 and 2005 were $25.5 million and $23.4 million, respectively, and represented 12% of Membership fees for both periods. The increases in general and administrative expense were primarily due to increased employee costs and property and other taxes.

     Other expenses, net, which include depreciation and amortization, interest expense and premium taxes reduced by interest income, was $5.6 million for the six months ended June 30, 2006 compared to $5.0 million for the 2005 comparable period. Depreciation increased to $4.0 million for the first half of 2006 from $3.7 million for the comparable period of 2005. Interest expense increased to $1.5 million during the 2006 period from $1.2 million during the comparable period of 2005 as a result of higher indebtedness and higher average interest rates. We expect interest expense will increase further in future period as a result of the $80 million new senior financing we closed on June 23, 2006. Premium taxes decreased from $1.1 million for the six months ended June 30, 2005 to $872,000 for the comparable period of 2006. Interest income increased $70,000 to $839,000 for the six months ended June 30, 2006 from $769,000 for the comparable period of 2005, primarily due to higher average interest rates.

     We have recorded a provision for income taxes of $13.3 million (34.5% of pretax income) for the first six months of 2006 compared to $8.3 million (34.5% of pretax income) for the same period of 2005.

Liquidity and Capital Resources
-------------------------------
     General
     Consolidated net cash provided from operating activities for the first six months of 2006 increased $6.5 million to $26.9 million from $20.4 million for the 2005 period, although cash provided from operating activities before changes in working capital items increased $9.6 million from $19.0 million to $28.6 million. The increase of $9.6 million resulted primarily from the increase in net income of $9.4 million.

     Consolidated net cash used in investing activities was $3.9 million for the first six months of 2006 compared to $3.2 million of net cash provided for the comparable period of 2005. This $7.1 million change in investing activities resulted from a $3.1 million increase in additions to property and equipment and a $5.0 million increase in investment purchases, partially offset by the $1.0 million increase in the maturities and sales of investments.

     Net cash provided by financing activities during the first six months of 2006 was $19.8 million compared to $27.2 million net cash used in the comparable period of 2005. This $47.0 million change was primarily comprised of the $82.7 million increase in proceeds from issuance of debt; a $7.8 million decrease in common stock dividends paid offset by $26.0 million increase in purchases of treasury stock; $3.0 million decrease in proceeds from exercise of stock options and $14.4 million increase in repayments of debt.

     We purchased and formally retired 622,300 shares of our common stock during the 2006 second quarter for $21.4 million, or an average price of $34.40 per share, reducing our common stock by $6,223 and our retained earnings by $21.4 million. We had positive consolidated working capital of $37.5 million at June 30, 2006, an increase of $40.6 million compared to a consolidated working capital deficit of $3.1 million at December 31, 2005. The increase was primarily due to a $42.8 million increase in cash and cash equivalents and a decrease in income taxes payable of $1.7 million partially offset by an decrease of $6.3 million in the current portion of available-for-sale investments, an increase of $1.5 million in the current portion of notes payable, a decrease in common stock dividends payable of $4.6 million and a $1.0 million increase in deferred revenue and fees. The $37.5 million positive working capital at June 30, 2006 would have been a $48.5 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     At June 30, 2006 we reported $100.4 million in cash and cash equivalents and unpledged investments compared to $59.9 million at December 31, 2005. Our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the six months ended June 30, 2006, we advanced commissions, net of chargebacks, of $62.1 million on new Membership sales compared to $71.8 million for the same period of 2005. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of June 30, 2006, and related activity for the six month period then ended, were:

                                                                                    (Amounts in 000's)
                                                                                    ------------------
Beginning unearned advance commission payments (1)...............................       $  195,792
Advance commission payments, net.................................................           62,056
Earned commissions applied.......................................................          (63,182)
Advance commission payment write-offs............................................           (1,807)
                                                                                    ------------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................          192,859
Estimated unrecoverable advance commission payments (1)..........................          (37,079)
                                                                                    ------------------
Ending unearned advance commission payments, net (1).............................       $  155,780
                                                                                    ------------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $44.1 million. As such, at June 30, 2006 future commission payments and related expense should be reduced as unearned advance commission payments of $112 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at June 30, 2006 of $100.4 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.

     On June 23, 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). The proceeds will be used primarily to fund further share repurchases, including a tender offer for 1 million shares at $35 per share, to refinance $15.3 million of existing bank indebtedness and general working capital purposes. After payment of an origination fee of 1%, lender costs and other debt, the net proceeds of the Term Facility we received were $58.8 million.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate plus 150 basis points or at the LIBO Rate plus 250 basis points. The default interest rate (Wells Fargo base rate plus 150 basis points) at June 30, 2006 was 9.75%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the second year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

     The Senior Loan is guaranteed by our non-regulated subsidiaries and is secured by all of our tangible and intangible personal property (other than aircraft), including stock in all of our direct subsidiaries, and a mortgage on a building we recently acquired in Duncan, Oklahoma which we are remodeling to relocate and expand our existing customer service facility in Duncan.

     In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

     * a limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;

     * a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests;

     *    a prohibition on prepayment of other debt;

     * a requirement to maintain consolidated EBITDA for the nine month period ending September 30, 2006 of at least $60 million ($55 million for us and our top tier direct subsidiaries) and for the twelve month period ending each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);

     * a requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least
          1.1 to 1;

     *    a requirement to maintain at least 1.3 million members; and

     * a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We used the proceeds of the Term Facility to repay in full the $5.3 remaining balance of our existing stock loan with Bank of Oklahoma, N.A., First United Bank and Trust and Comerica Bank, which was originated in 2003 and the $10 million we borrowed from Bank of Oklahoma, N. A. earlier in June 2006. The related loan agreements were thereby terminated and the associated collateral was released. As a part of the transaction, we also amended our existing $20 million real estate loan which we incurred in 2002 to finance our new headquarters building in Ada, Oklahoma to extend the final maturity from September 2008 to August 2011. This loan, which has a balance of $14.1 million, with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, remains secured by a mortgage on our headquarters, but the additional security interest in our membership contracts was released. The interest rate at June 30, 2006 was 7.38%. We will continue to be required to make the same monthly payments on this loan of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan was also amended to conform the financial covenants to those under the new Senior Loan.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 which began December 31, 2005 with the remaining balance payable in a final installment due November 30, 2015. The interest rate at June 30, 2006 was 6.88%. The loan is primarily collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.


     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At June 30, 2006, neither PPLSIF nor PPLCI had funds available for payment of substantial dividends without the prior approval of the insurance commissioner.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 except as disclosed below:

                As of June 30, 2006:                               Payments Due by Period (In Thousands)
                                                        ------------------------------------------------------------

                                                                                                             More
                                                                    Less than                                than
               Contractual Obligations                    Total       1 year     1-3 years   3-5 years      5 years
                                                        ----------  ----------  -----------  ---------  ------------
Long-term debt....................................      $  99,938   $  17,187   $  36,874    $  36,874  $   9,003



Critical Accounting Policies
----------------------------
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes in the application of critical accounting policies or estimates during the first six months of 2006. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------
     We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. On July 5, we commenced a tender offer for 1 million shares of common stock at $35.00 per share which is set to expire on August 2, 2006. We expect to resume our open market repurchase program after the expiration of the tender offer as we have existing authorization from the Board to purchase an additional 515,356 shares in addition to the 1 million shares authorized pursuant to our pending tender offer. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
--------------------------
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of June 30, 2006 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


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

     As of June 30, 2006, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. We do not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                          Hypothetical change    Estimated fair value
                                                            (in 000's)      in interest rate      after hypothetical
                                                            Fair Value    (bp = basis points)   change in interest rate
                                                            ----------    -------------------   -----------------------
Fixed-maturity investments at June 30, 2006 (1)........      $  25,177     100 bp increase            $  23,941
                                                                           200 bp increase               22,836
                                                                            50 bp decrease               25,756
                                                                           100 bp decrease               26,245

Fixed-maturity investments at December 31, 2005 (1)....      $  27,541     100 bp increase            $  26,129
                                                                           200 bp increase               24,809
                                                                            50 bp decrease               27,723
                                                                           100 bp decrease               28,613
-------------------

(1) Excluding short-term investments with a fair value of $2.6 million at June 30, 2006 and December 31, 2005.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2006 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.3 million at that date. At December 31, 2005, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of June 30, 2006, we had $99.9 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $999,000. As of June 30, 2006, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States.


ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





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

     The following table provides information about our purchases of stock in the open market during the second quarter of 2006.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------  ---------------  ----------------  --------------------   -------------------
April 2006............        45,900         $  34.13               45,900             1,091,756
May 2006..............       365,800            34.27              365,800               725,956
June 2006.............       210,600            34.67              210,600             1,515,356
----------------------  ---------------  ----------------  --------------------
Total.................       622,300         $  34.40              622,300
----------------------  ---------------  ----------------  --------------------
-----------


(1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock in the open market. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 12,000,000 shares. The most recent authorization was for 1,000,000 additional shares on June 28, 2006 and there has been no time limit set for completion of the repurchase program. Effective July 5, 2006, we commenced a self-tender offer for up to 1,000,000 shares of our common stock at a fixed purchase price of $35.00 per share which will expire at 5:00 p.m., New York City time, on August 2, 2006, unless we extend the offer.

See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" for a description of loan covenants that limit our ability to repurchase shares and pay dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     The 2006 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 17, 2006. The following matters were submitted to a vote of the Company's shareholders at the Annual Meeting.

Proposal 1 - Election of Directors.
         The results of the election for the director were as follows:
                                                                 Abstentions and
                                             Votes For            Votes Withheld
                                             ----------          ---------------
John W. Hail                                 13,288,068              436,734
Thomas W. Smith                              13,576,913              147,889


     The number of members of the Board of Directors is divided into three classes equal in size, with the term of office of one class expiring each year. The new terms of service of Messrs. Hail and Smith will expire in 2009. The terms of the other four directors of the Company did not expire at the Annual Meeting. The names of such other directors and the year of expiration of their respective terms are as follows: Peter K. Grunebaum - 2007, Orland G. Aldridge - 2007; Martin H. Belsky - 2008 and Harland C. Stonecipher - 2008.



Proposal 2 - Ratify the selection of Grant Thornton LLP as our independent registered public accounting firm.

         Votes For                Votes Against              Abstentions
        ----------                -------------              -----------
        13,707,606                    7,771                     9,425



ITEM 6.  EXHIBITS.
         ---------
(a) Exhibits:

Exhibit No.                                               Description
-----------                                               -----------

  3.1  Amended and  Restated  Certificate  of  Incorporation  of  the  Company,  as
       amended  (Incorporated  by reference to Exhibit 3.1 of the  Company's Report on Form 8-K dated June 27, 2005)
  3.2  Amended and Restated  Bylaws of the Company  (Incorporated  by reference  to
       Exhibit 3.1 of the Company's  Report on Form 10-Q for the period ended  June
       30,  2003)
 10.1  Employment  Agreement  effective   January 1, 1993  between  the Company and
       and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.1 of the
       Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)
*10.2  Agreements  between Shirley  Stonecipher,  New York Life  Insurance  Company
       and the  Company  regarding  life  insurance  policy  covering   Harland  C.
       Stonecipher  (Incorporated  by reference to Exhibit  10.21 of the  Company's
       Annual Report on Form 10-K for the year ended December 31, 1985)
*10.3  Amendment dated January 1, 1993 to Split  Dollar Agreement  between  Shirley
       Stonecipher  and  the  Company  regarding  life  insurance  policy  covering
       Harland C.  Stonecipher   (Incorporated  by reference to Exhibit 10.3 of the
       Company's  Annual  Report on Form  10-KSB for  the year ended  December  31,
       1992)
*10.4  Form of New Business Generation  Agreement   Between the Company and Harland
       C. Stonecipher (Incorporated by reference to  Exhibit 10.22 of the Company's
       Annual Report on Form 10-K for the year ended December 31, 1986)
*10.5  Amendment to New  Business  Generation  Agreement   between  the Company and
       Harland C. Stonecipher  effective January,  1990 (Incorporated  by reference to Exhibit 10.12 of the  Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)
*10.6  Amendment No. 2 to New Business  Generation  Agreement  between  the Company
       and  Harland  C.  Stonecipher  effective  January,   1990  (Incorporated  by
       reference to Exhibit 10.13 of the Company's Annual  Report on  Form 10-K for
       the year ended December 31, 2002)
*10.7  Stock  Option  Plan,  as   amended  effective  May  2003   (Incorporated  by
       reference to Exhibit 10.7 of the  Company's  Annual Report  on Form 10-K for
       the year ended December 31, 2004)
 10.8  Loan  agreement  dated  June 11, 2002 between Bank of Oklahoma, N.A. and the
       Company  (Incorporated  by  reference  to  Exhibit  10.1  of  the  Company's
       Quarterly  Report on Form  10-Q for the six-months ended June 30, 2002)
 10.9  Security  Agreement dated June 11, 2002 between Bank of  Oklahoma,  N.A. and the Company  (Incorporated  by reference  to Exhibit 10.2  of the  Company's
       Quarterly Report on Form 10-Q for the six months ended June 30, 2002)
 10.10 Form of Mortgage  dated July 23, 2002 between  Bank  of  Oklahoma,  N.A. and the Company  (Incorporated  by reference  to Exhibit 10.3  of the  Company's
       Quarterly Report on Form 10-Q for the six months ended June 30, 2002)
*10.11 Deferred  compensation  plan  effective  November 6, 2002  (Incorporated  by reference to Exhibit  10.14 of the Company's  Annual Report on Form 10-K for
       the year ended December 31, 2002)
 10.12 Aircraft  purchase  agreement dated December 9, 2004  by  and  between   S&S
       Aviation, LLC and  the  Company (Incorporated by reference to  Exhibit 10.13 of the Company's Report on Form 10-K for the year ended December 31, 2004)
 10.13 Aircraft purchase  agreement dated  December 9, 2004  by and between Harland
       C. Stonecipher and/or Shirley A. Stonecipher and  Stonecipher Aviation,  LLC
       and  the  Company   (Incorporated  by  reference  to  Exhibit  10.14  of the
       Company's Report on Form 10-K for the year ended December 31, 2004)
 10.14 Assignment and Assumption  of  Lease dated December 20, 2004 between Harland
       C. and Shirley  Stonecipher and  the Company  (Incorporated  by reference to
       Exhibit  10.15 of the  Company's  Report   on Form  10-K for the year  ended
       December 31, 2004)
*10.15 Amended    Deferred    Compensation    Plan    effective   January  1,  2005
       (Incorporated by reference to Exhibit 10.16  of the Company's Report on Form
       10-K for the year ended December 31, 2004)
 10.16 Purchase  Agreement  dated August 19, 2005   between us  and Learjet,  Inc.,
       with Addendum.  (Incorporated by reference to Exhibit 10.1  of the Company's
       Report on Form 8-K dated August 19, 2005)
 10.17 Loan Agreement  dated November 30, 2005  between  Pre-Paid  legal  Services,
       Inc  and  Bank  of   Oklahoma,   N.A.   and  First  United  Bank  and  Trust
       (Incorporated  by reference to Exhibit 10.1 of  the Company's Report on Form
       8-K dated November 30, 2005)
 10.18 Aircraft  Chattel  Mortgage,  Security  Agreement  and   Assignment of Rents
       dated November 30, 2005  between  Pre-Paid legal  Services,  Inc and Bank of
       Oklahoma,  N.A. and First  United Bank and Trust  (Incorporated by reference
       to Exhibit  10.2 of the   Company's  Report on Form 8-K dated  November  30,
       2005)
 10.19 Credit  Agreement dated June 23, 2006  among  Pre-Paid Legal Services,  Inc, the lenders  signatory  thereto and Wells Fargo  Foothill,  Inc. as Arranger and  Administrative  Agent  and  Bank of  Oklahoma,  N.A.  (Incorporated  by
       reference to Exhibit 10.1 of the  Company's Current Report on Form 8-K filed
       June 27, 2006)
 10.20 Security  Agreement  dated June  23, 2006  between  Pre-Paid Legal Services,
       Inc and certain of its  subsidiaries  and  Wells Fargo  Foothill,  Inc.,  as
       Agent  (Incorporated by reference to Exhibit  10.2 of the Company's  Current
       Report on Form 8-K filed June 26, 2006)
 10.21 Guaranty  Agreement  dated June 23,  2006  between  certain  subsidiaries of
       Pre-Paid  Legal  Services,  Inc. and Wells  Fargo  Foothill,  Inc., as Agent
       (Incorporated by reference to Exhibit 10.3  of the Company's  Current Report on Form 8-K filed June 27, 2006)
 10.22 Mortgage,  Assignment  of Rents  and  Leases  and  Security   Agreement   by
       Pre-Paid  Legal  Services,  Inc. in favor of Wells Fargo  Foothill,  Inc  as
       Agent  (Incorporated by reference to Exhibit 10.4 of  the Company's  Current
       Report on Form 8-K filed June 26, 2006)
 10.23 First  Amendment to  Loan  Agreement  dated June 23, 2006  between  Pre-Paid
       Legal Services,  Inc.  and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.5 of the  Company's  of the Company's  Current  Report on Form
       8-K filed June 26, 2006)
 31.1  Certification of Harland C. Stonecipher,  Chairman,  Chief Executive Officer
       and President, Pursuant to Rule 13a-14(a) under the  Securities Exchange Act of 1934
 31.2  Certification of Steve  Williamson,  Chief Financial   Officer,  Pursuant to
       Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1  Certification of Harland C. Stonecipher,  Chairman,  Chief Executive Officer
       and President, Pursuant to 18 U.S.C. Section 1350
 32.2  Certification of Steve Williamson,  Chief Financial  Officer, Pursuant to 18
       U.S.C. Section 1350
--------------------

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.


<

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

                                               PRE-PAID LEGAL SERVICES, INC.
                                               -----------------------------
                                                       (Registrant)


Date: July 25, 2006       /s/ Harland C. Stonecipher
                          ----------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President
                          (Principal Executive Officer)

Date: July 25, 2006       /s/ Randy Harp
                          ----------------------------------------
                          Randy Harp
                          Chief Operating Officer
                          (Duly Authorized Officer)

Date: July 25, 2006       /s/ Steve Williamson
                          ----------------------------------------
                          Steve Williamson
                          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)





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


Date: July 25, 2006       /s/ Harland C. Stonecipher
                          -----------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President





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


Date: July 25, 2006       /s/ Steve Williamson
                          --------------------------------------
                          Steve Williamson
                          Chief Financial Officer




                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2006       /s/ Harland C. Stonecipher
                          --------------------------------------
                          Harland C. Stonecipher
                          Chairman, Chief Executive
                          Officer and President




                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2006       /s/ Steve Williamson
                          --------------------------------------
                          Steve Williamson
                          Chief Financial Officer