Form 10-Q
period 2006-09-30
PRE PAID LEGAL SERVICES INC
filed 2006-10-25
CIK 311657

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006


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

The number of shares outstanding of the registrant's common stock (excluding 4,852,179 shares held in treasury) as of October 20, 2006 was 14,204,958.
================================================================================




                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2006


                                    CONTENTS



Part I.  Financial Information

Item 1.      Financial Statements:


a) Consolidated Balance Sheets
   as of September 30, 2006 (Unaudited) and December 31, 2005

b) Consolidated Statements of Income (Unaudited) for the three months and nine months ended September 30, 2006 and 2005

c) Consolidated Statements of Comprehensive Income (Unaudited) for the three months and nine months ended September 30, 2006 and 2005

d) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and 2005

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

Item 6.      Exhibits

Signatures





ITEM 1.  FINANCIAL STATEMENTS

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                           September 30,     December 31,
                                                                                           -------------     ------------
                                                                                               2006              2005
                                                                                           -------------     ------------
Current assets:                                                                             (Unaudited)
  Cash and cash equivalents............................................................     $    34,360       $    33,957
  Available-for-sale investments, at fair value........................................          34,165             6,742
  Membership fees receivable...........................................................           5,719             5,395
  Inventories..........................................................................           1,371             1,717
  Refundable income taxes..............................................................              19                 -
  Deferred member and associate service costs..........................................          17,646            16,210
  Deferred income taxes................................................................           4,420             4,894
  Other assets.........................................................................           5,994             5,236
                                                                                           -------------     ------------
      Total current assets.............................................................         103,694            74,151
Available-for-sale investments, at fair value..........................................          27,234            19,213
Investments pledged....................................................................           4,174             4,307
Property and equipment, net............................................................          60,854            58,947
Deferred member and associate service costs............................................           2,826             3,003
Other assets...........................................................................           6,830             5,244
                                                                                           -------------     ------------
        Total assets...................................................................     $   205,612       $   164,865
                                                                                           -------------     ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................     $    11,983       $    11,638
  Deferred revenue and fees............................................................          27,178            26,287
  Current portion of capital leases payable............................................              21               321
  Current portion of notes payable.....................................................          18,437            15,250
  Common stock dividends payable.......................................................               -             4,643
  Income taxes payable.................................................................               -             1,738
  Accounts payable and accrued expenses................................................          14,154            17,357
                                                                                           -------------     ------------
    Total current liabilities..........................................................          71,773            77,234
                                                                                           -------------     ------------
  Capital leases payable...............................................................           1,281             1,296
  Notes payable........................................................................          78,142            23,220
  Deferred revenue and fees............................................................           2,826             3,007
  Deferred income taxes................................................................           4,618             4,782
  Other non-current liabilities........................................................           4,813             3,932
                                                                                           -------------     ------------
      Total liabilities................................................................         163,453           113,471
                                                                                           -------------     ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 19,058 and
    20,326 issued at September 30, 2006 and December 31, 2005, respectively............             191               203
  Retained earnings....................................................................         140,459           149,832
  Accumulated other comprehensive income...............................................             537               387
  Treasury stock, at cost; 4,852 shares held at September 30, 2006 and
    December 31, 2005, respectively....................................................         (99,028)          (99,028)
                                                                                           -------------     ------------
      Total stockholders' equity.......................................................          42,159            51,394
                                                                                           -------------     ------------
        Total liabilities and stockholders' equity.....................................     $   205,612       $   164,865
                                                                                           -------------     ------------
     The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ----------------------   -----------------------
                                                                     2006         2005         2006         2005
                                                                   ----------  ----------   -----------  ----------
Revenues:
  Membership fees.............................................     $ 103,592   $  99,009    $ 308,443   $  288,606
  Associate services..........................................         6,368       7,335       20,151       21,552
  Other.......................................................         1,234       1,238        3,758        3,938
                                                                   ----------  ----------   -----------  ----------
                                                                     111,194     107,582      332,352      314,096
                                                                   ----------  ----------   -----------  ----------
Costs and expenses:
  Membership benefits.........................................        36,578      34,919      108,696      101,350
  Commissions.................................................        31,393      37,374       96,023      107,871
  Associate services and direct marketing.....................         7,144       7,687       22,030       24,746
  General and administrative..................................        12,229      12,015       37,716       35,451
  Other, net..................................................         2,932       2,390        8,555        7,357
                                                                   ----------  ----------   -----------  ----------
                                                                      90,276      94,385      273,020      276,775
                                                                   ----------  ----------   -----------  ----------

Income before income taxes....................................        20,918      13,197       59,332       37,321
Provision for income taxes....................................         7,512       4,553       20,765       12,876
                                                                   ----------  ----------   -----------  ----------
Net income....................................................     $  13,406   $   8,644    $  38,567   $   24,445
                                                                   ----------  ----------   -----------  ----------

Basic earnings per common share...............................     $    .93    $    .56     $   2.59    $    1.58
                                                                   ----------  ----------   -----------  ----------

Diluted earnings per common share.............................     $    .93    $    .55     $   2.58    $    1.55
                                                                   ----------  ----------   -----------  ----------

Dividends declared per common share...........................     $    -      $     -      $    -      $     .30
                                                                   ----------  ----------   -----------  ----------

     The accompanying notes are an integral part of these financial statements.

=




                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ----------------------   -----------------------
                                                                     2006         2005         2006         2005
                                                                   ----------  ----------   ----------  -----------
Net income.....................................................    $  13,406   $   8,644    $  38,567    $  24,445
                                                                   ----------  ----------   -----------  ----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................          (31)        162          160          147
                                                                   ----------  ----------   -----------  ----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period....          358        (234)         (14)        (731)
    Reclassification adjustment for realized (gains) losses
      included in net income...................................          (15)          1            4           10
                                                                   ----------  ----------   -----------  ----------
                                                                         343        (233)         (10)        (721)
                                                                   ----------  ----------   -----------  ----------
Other comprehensive income (loss), net of income taxes of $219 and $(152) for the three months and $(6) and $(463) for the nine months ended September 30, 2006 and 2005,
    respectively...............................................          312         (71)         150         (574)
                                                                   ----------  ----------   -----------  ----------

Comprehensive income...........................................    $  13,718   $   8,573    $  38,717    $  23,871
                                                                   ----------  ----------   -----------  ----------
     The accompanying notes are an integral part of these financial statements.






                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                     ----------------------
                                                                                       2006         2005
                                                                                     ----------  ----------
Cash flows from operating activities:
Net income.......................................................................    $  38,567   $  24,445
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision (benefit) for deferred income taxes..................................          310        (875)
  Depreciation and amortization..................................................        6,139       5,462
                                                                                     ----------  ----------
    Cash provided by operating activities before changes in assets and liabilities      45,016      29,032
  Increase in Membership income receivable.......................................         (324)       (145)
  Decrease in inventories........................................................          346         490
  (Increase) decrease in refundable income taxes.................................          (19)      1,241
  Increase in deferred member and associate service costs........................       (1,259)     (2,350)
  Increase in other assets.......................................................       (2,344)     (3,389)
  Increase in accrued Membership benefits........................................          345       1,189
  Increase in deferred revenue and fees..........................................          710       3,199
  Increase in other non-current liabilities......................................          881         869
  Decrease in income taxes payable...............................................       (1,738)          -
  (Decrease) increase in accounts payable and accrued expenses...................       (3,043)      1,094
                                                                                     ----------  ----------
    Net cash provided by operating activities....................................       38,571      31,230
                                                                                     ----------  ----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (8,046)     (3,910)
  Purchases of investments - available for sale..................................      (88,843)    (10,190)
  Maturities and sales of investments - available for sale.......................       53,522      12,577
                                                                                     ----------  ----------
    Net cash used in investing activities........................................      (43,367)     (1,523)
                                                                                     ----------  ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................          288       4,180
  Tax benefit on exercise of stock options.......................................          649       1,137
  Proceeds from issuance of debt.................................................       85,000       2,314
  Decrease in capital lease obligations..........................................         (315)       (335)
  Common stock dividends paid....................................................       (4,643)    (12,412)
  Repayments of debt.............................................................      (26,891)    (13,720)
  Purchases and retirement of treasury stock.....................................      (48,889)    (11,673)
                                                                                     ----------  ----------
    Net cash provided by (used in) financing activities .........................        5,199     (30,509)
                                                                                     ----------  ----------

Net increase (decrease) in cash and cash equivalents.............................          403        (802)
Cash and cash equivalents at beginning of period.................................       33,957      25,972
                                                                                     ----------  ----------
Cash and cash equivalents at end of period.......................................    $  34,360   $  25,170
                                                                                     ----------  ----------

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................    $   3,233   $   1,818
                                                                                     ----------  ----------
  Cash paid for income taxes.....................................................    $  21,633   $  11,015
                                                                                     ----------  ----------
  Purchases of treasury stock pursuant to tender offer...........................    $   6,584   $       -
                                                                                     ----------  ----------

     The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
                                   (Unaudited)

     Note 1 - Basis of  Presentation
     -------------------------------
     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K. Terms such as "we", "our" and "us" are sometimes used as abbreviated references to Pre-Paid Legal Services, Inc.

     In our opinion, the accompanying unaudited financial statements as of September 30, 2006, and for the three month and nine month periods ended
September 30, 2006 and 2005, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of results expected for the full year.

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

Note 2 - Contingencies
----------------------
     We and various executive officers have been named as defendants in a putative securities class action originally filed in the United States District Court for the Western District of Oklahoma in early 2001 seeking unspecified damages on the basis of allegations that we issued false and misleading financial information, primarily related to the method we used to account for commission advance receivables from sales associates. On March 5, 2002, the Court granted our motion to dismiss the complaint, with prejudice, and entered a judgment in favor of the defendants. Plaintiffs thereafter filed a motion requesting reconsideration of the dismissal which was denied. The plaintiffs appealed the judgment and the order denying their motion to reconsider the judgment to the Tenth Circuit Court of Appeals. In August 2002 the lead institutional plaintiff withdrew from the case, leaving two individual plaintiffs as lead plaintiffs on behalf of the putative class. The briefing in the appeal was completed and on January 14, 2004 oral argument was held in the appeal. On July 14, 2006 the Tenth Circuit Court of Appeals entered an Order and Judgment affirming the trial court's dismissal with prejudice in our favor. On September 6, 2006, the Tenth Circuit Court of Appeals entered an order denying plaintiffs' petition for rehearing en banc.

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. As of July 14, 2006, we were aware of 11 separate lawsuits involving approximately 400 plaintiffs in multiple counties in Mississippi. Certain of the Mississippi lawsuits also name our former provider attorney in Mississippi as a defendant. In Mississippi, we filed lawsuits in the United States District Court for the Southern and Northern Districts of Mississippi in which we seek to compel arbitration of the various Mississippi claims under the Federal Arbitration Act and the terms of our Membership agreements. One of the federal courts ordered arbitration of a case involving 8 plaintiffs. These cases are all in various stages of litigation, and seek varying amounts of actual and punitive damages. We tried three separate lawsuits in Mississippi. The first trial in Mississippi on these cases resulted in a unanimous jury verdict in our favor, including other named defendants, on all claims on October 19, 2004, while the second and third trials in Mississippi resulted in insubstantial plaintiffs' verdicts on February 15, 2005 and May 9, 2005, respectively. On August 16, 2005 the Circuit Judge in the February 15, 2005 trial overturned the jury's finding of fraud and fraudulent misrepresentation on the grounds that the evidence was insufficient to support those claims and reduced the damages awarded by the jury to a total of $525 for four plaintiffs. On July 18, 2005 the Circuit Judge in the May 9, 2005 trial entered an order granting plaintiff's motion to reconsider the submission of the issue of punitive damages to the jury, and trial on that issue was held in November 2005. The trial on that issue resulted in punitive damage verdicts against us and against our chief executive officer in the collective total amount of $9.9 million. Our motions for post judgment relief are pending with the trial court. On September 11, 2006 we reached a settlement agreement with counsel for the more than 400 plaintiffs in numerous pending cases in Mississippi. Upon closing of the settlement for an amount significantly less than our accrued reserves of $2.5 million, all pending litigation against us will be resolved in Mississippi, including the Barbara Booth v. Pre-Paid Legal Services, Inc. case in which the $9.9 million punitive damage verdict was entered as described above. Consummation of the settlement and dismissal of the lawsuits is subject to approval of the individual plaintiffs.

     On April 19, 2002, counsel in certain previously pending Alabama suits (which have previously been settled) also filed a similar suit against us and certain officers in the District Court of Creek County, Oklahoma on behalf of Jeff and Jana Weller individually and doing business as Hi-Tech Auto making allegations relating to our Memberships similar to those made in the Alabama cases and seeking unspecified damages on behalf of a "nationwide" class. The Pre-Paid defendants' preliminary motions in this case were denied, and on June 17, 2003, the Oklahoma Court of Civil Appeals reversed the trial court's denial of the Pre-Paid defendants' motion to compel arbitration, finding that the trial court erred when it denied Pre-Paid's motion to compel arbitration pursuant to the terms of the valid Membership contracts, and remanded the case to the trial court for further proceedings consistent with that opinion. On December 3, 2004, the District Court ordered the plaintiffs to proceed with the arbitration. On October 16, 2005 plaintiff Jana Weller died, and on December 20, 2005 we filed a Suggestion of Death Upon the Record with respect thereto. On April 13, 2006 we filed a motion to dismiss the case based on the failure of timely substitution of the parties and failure to prosecute. The case was dismissed without prejudice on May 22, 2006.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, including the Mississippi settlement discussed above, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at September 30, 2006 was $1.8 million. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale and, therefore, this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. At September 30, 2006 we have accrued $472,000 for this assessment.

Note 3 - Treasury Stock Purchases
---------------------------------
     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 12 million shares during subsequent board meetings. At September 30, 2006, we had purchased 10.8 million treasury shares under these authorizations for a total consideration of $271.4 million, an average price of $25.14 per share. We purchased and formally retired 311,484 shares of our common stock during the 2006 third quarter for $11.3 million, or an average price of $36.34 per share, reducing our common stock by $3,115 and our retained earnings by $11.3 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

Note 4 - Earnings Per Share
---------------------------
     Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the respective period. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

                                                                         Three Months Ended    Nine Months Ended
                                                                           September 30,         September 30,
                                                                         -------------------  -------------------
Basic Earnings Per Share:                                                  2006       2005      2006       2005
                                                                         --------- ---------  --------- ---------

Earnings:
Net income...........................................................    $ 13,406  $  8,644   $ 38,567  $ 24,445
                                                                         --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      14,360    15,451     14,867    15,471
                                                                         --------- ---------  --------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $ 13,406  $  8,644   $ 38,567  $ 24,445
                                                                         --------- ---------  --------- ---------
Shares:
-------
Weighted average shares outstanding..................................      14,360    15,451     14,867    15,471
Assumed exercise of options..........................................          67       275        101       282
                                                                         --------- ---------  --------- ---------
Weighted average number of shares, as adjusted.......................      14,427    15,726     14,968    15,753
                                                                         --------- ---------  --------- ---------
Shares issued pursuant to option exercises...........................           3        45        113        40
                                                                         --------- ---------  --------- ---------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three months and nine months ended September 30, 2006 and 2005.


Note 5 - Recently Issued Accounting Pronouncements
--------------------------------------------------
     In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of this FSP January 1, 2006 did not have a material effect on our consolidated financial position and results of operations.

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

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

     Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

     We will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006 and we do not expect to record an adjustment.

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our results of operations and financial condition.


Note 6 - Notes Payable
----------------------
     On June 23, 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). After payment of an origination fee of 1%, lender costs and refinancing $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million. During the three months ended September 30, 2006, we used a portion of the net proceeds to purchase 311,484 shares of treasury stock at a cost of $11.3 million, or an average price of $36.34 per share. The remaining proceeds will be used primarily to fund further share repurchases.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate plus 150 basis points or at the LIBOR plus 250 basis points. The interest rate at September 30, 2006 was 7.83%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the second year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

     The Senior Loan is guaranteed by our non-regulated subsidiaries and is secured by all of our tangible and intangible personal property (other than aircraft), including stock in all of our direct subsidiaries, and a mortgage on a building we recently acquired in Duncan, Oklahoma and remodeled to relocate and expand our existing customer service facility in Duncan.

     In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

     * limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;

     * limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests;

     *    prohibition on prepayment of other debt;

     * requirement to maintain consolidated EBITDA for the nine month period ending September 30, 2006 of at least $60 million ($55 million for us and our top tier direct subsidiaries) and for the twelve month period ending each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);

     * requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least
          1.1 to 1;

     *    requirement to maintain at least 1.3 million members; and

     * requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1.

     We were in compliance with these covenants at September 30, 2006.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We used the proceeds of the Term Facility to repay in full the $5.3 remaining balance of our existing stock loan with Bank of Oklahoma, N.A., First United Bank and Trust and Comerica Bank, which was originated in 2003 and the $10 million we borrowed from Bank of Oklahoma, N. A. earlier in June 2006. The related loan agreements were thereby terminated and the associated collateral was released. As a part of the transaction, we also amended our existing $20 million real estate loan which we incurred in 2002 to finance our new headquarters building in Ada, Oklahoma to extend the final maturity from September 2008 to August 2011. This loan, with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, remains secured by a mortgage on our headquarters, but the additional security interest in our membership contracts was released. The interest rate at September 30, 2006 was 7.58%. We will continue to be required to make the same monthly payments on this loan of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan was also amended to conform the financial covenants to those under the new Senior Loan.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 which began December 31, 2005 with the remaining balance payable in a final installment due November 30, 2015. The interest rate at September 30, 2006 was 7.08%. The loan is primarily collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

         A schedule of outstanding balances as of September 30, 2006 is as follows:

                          Senior loan................................   $  72,500
                          Real estate loan...........................      13,524
                          Aircraft loan..............................      10,555
                                                                       -----------
                          Total notes payable........................      96,579
                          Less: Current portion of notes payable.....     (18,437)
                                                                       -----------
                          Long term portion..........................   $  78,142
                                                                       -----------

         A schedule of future maturities as of September 30, 2006 is as follows:

                          Repayment Schedule commencing
                              July 2006:
                          Year 1.....................................   $  18,437
                          Year 2.....................................      18,437
                          Year 3.....................................      18,437
                          Year 4.....................................      18,437
                          Year 5.....................................      18,033
                          Thereafter.................................       4,798
                                                                      -----------
                          Total notes payable........................   $  96,579
                                                                      -----------

Note 7 - Share-based Compensation
---------------------------------
     During the nine months ended September 30, 2006, the stock option activity under our stock option plans was as follows:

                                                                                  Weighted
                                                                                  Average
                                                                                 Remaining
                                                      Weighted                  Contractual    Aggregate
                                                      Average      Number of        Term       Intrinsic
                                                      Price         Shares       (In Years)      Value
                                                    ------------   ----------   ------------   -----------
Outstanding, January 1, 2006....................      $  20.94       507,167
  Granted.......................................          -                -
  Cancelled.....................................         22.13        (4,798)
  Exercised.....................................         17.83      (218,629)
                                                    ------------  ------------
Outstanding, September 30, 2006.................      $  23.32       283,740        1.42        $ 4,640
                                                    ------------  ------------  ------------   -----------
Options exercisable as of September 30, 2006....      $  23.32       283,740        1.42        $ 4,640
                                                    ------------  ------------  ------------   -----------


     Other information pertaining to option activity during the nine months ended September 30, 2006 and 2005 was as follows:

                                                                        September 30,         September 30,
                                                                            2006                  2005
                                                                     ------------------    ------------------
Weighted average grant-date fair value of stock options granted..      Not applicable       Not applicable
Total fair value of stock options vested.........................      Not applicable           $    192
Total intrinsic value of stock options exercised.................            $3,638             $  3,006


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

     We do not expect to grant any additional employee options or modify any existing options and therefore recognize any share-based payments' expense from the issuance of employee stock options in 2006. The options outstanding at December 31, 2005 did not and will not impact 2006 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

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
Weighted average expected life     5.92 years

                                                                         Nine Months Ended
                                                                           September 30,
                                                                               2005
                                                                         -----------------
Net Income:
    As reported......................................................         $ 24,445
Deduct:
    Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
    Stock option plans...............................................             (117)
                                                                         -----------------
Pro forma net income.................................................         $ 24,328
                                                                         -----------------

Basic Earnings Per Common Share:
    As reported......................................................          $ 1.58
                                                                         -----------------
    Pro forma........................................................          $ 1.57
                                                                         -----------------

Diluted Earnings Per Common Share:
    As reported......................................................          $ 1.55
                                                                         -----------------
    Pro forma........................................................          $ 1.54
                                                                         -----------------



ITEM 1A.      RISK FACTORS
     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 - Contingencies and Part II, Item 1 - Legal Proceedings. Please refer to page 14 and 15 of our 2005 Annual Report on Form 10-K for a description of other risk factors. There has not been any material changes in the risk factors disclosed in the Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2005, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the third quarter of 2006 compared to the third quarter of 2005 and the second quarter of 2006 (Table amounts in 000's). The sum of the percentages in the tables may not total due to rounding.


 Three Months Ended September 30, 2006    Three              %          %        Three              Three
               compared to                Months           Change    Change      Months             Months
  Three Months Ended September 30, 2005   Ended    % of     from      from       Ended    % of       Ended    % of
             and compared to            Sept. 30,  Total    Prior  Sequential  Sept. 30,  Total     Jun 30,   Total
    Three Months Ended June 30, 2006       2006    Revenue   Year     Period     2005    Revenue     2006    Revenue
--------------------------------------  ---------- ------- ------- ----------- --------  -------- ---------- --------
Revenues:
  Membership fees....................   $103,592     93.2     4.6      0.5      $99,009    92.0   $103,111     92.7
  Associate services.................      6,368      5.7   (13.2)    (6.6)       7,335     6.8      6,820      6.1
  Other..............................      1,234      1.1    (0.3)    (2.6)       1,238     1.2      1,267      1.1
                                        ---------- -------  ------  ---------- --------- -------- ---------- -------
                                         111,194    100.0     3.4      0.0      107,582   100.0    111,198    100.0
                                        ---------- -------  ------  ---------- --------- -------- ---------- -------
Costs and expenses:
  Membership benefits................     36,578     32.9     4.8      0.2       34,919    32.5     36,490     32.8
  Commissions........................     31,393     28.2   (16.0)    (4.1)      37,374    34.7     32,745     29.5
  Associate services and direct            7,144      6.4    (7.1)    (5.8)       7,687     7.2      7,584      6.8
    marketing........................
  General and administrative.........     12,229     11.0     1.8     (6.1)      12,015    11.2     13,020     11.7
  Other, net.........................      2,932      2.6    22.7      1.1        2,390     2.2      2,900      2.6
                                        ---------- -------  ------  ---------- --------- -------- ---------- -------
                                          90,276     81.2    (4.4)    (2.7)      94,385    87.7     92,739     83.4
                                        ---------- -------  ------  ---------- --------- -------- ---------- -------
Income before income taxes...........     20,918     18.8    58.5     13.3       13,197    12.3     18,459     16.6
Provision for income taxes...........      7,512      6.8    65.0     17.9        4,553     4.2      6,369      5.7
                                        ---------- -------  ------  ---------- --------- -------- ---------- -------
Net income ..........................    $13,406     12.1    55.1     10.9      $ 8,644     8.0    $12,090     10.9
                                        ---------- -------  ------  ---------- --------- -------- ---------- -------



                                          Nine                %       Nine
                                          Months           Change    Months
  Nine Months Ended September 30, 2006    Ended     % of    from      Ended   % of
               compared to              Sept. 30,   Total   Prior   Sept. 30,  Total
  Nine Months Ended September 30, 2005     2006    Revenue   Year     2005   Revenue
--------------------------------------- ---------- ------- -------- -------- --------
Revenues:
  Membership fees....................   $308,443     92.8     6.9   $288,606   91.9
  Associate services.................     20,151      6.1    (6.5)    21,552    6.9
  Other..............................      3,758      1.1    (4.6)     3,938    1.3
                                        ---------- -------  ------- -------- --------
                                         332,352    100.0     5.8    314,096  100.0
                                        ---------- -------  ------- -------- --------
Costs and expenses:
  Membership benefits................    108,696     32.7     7.2    101,350   32.3
  Commissions........................     96,023     28.9   (11.0)   107,871   34.3
  Associate services and direct
    marketing........................     22,030      6.6   (11.0)    24,746    7.9
  General and administrative.........     37,716     11.3     6.4     35,451   11.3
  Other, net.........................      8,555      2.6    16.3      7,357    2.3
                                        ---------- -------  ------- -------- --------
                                         273,020     82.1    (1.4)   276,775   88.1
                                        ---------- -------  ------- -------- --------
Income before income taxes...........     59,332     17.9    59.0     37,321   11.9
Provision for income taxes...........     20,765      6.2    61.3     12,876    4.1
                                        ---------- ------- -------  -------- --------
Net income...........................    $38,567     11.6    57.8    $24,445    7.8
                                        ---------- ------- -------  -------- --------


                                                                          Three Months Ended
New Memberships:                                                 9/30/2006     6/30/2006     9/30/2005
----------------                                                 ---------     ---------     ---------
New legal service membership sales...........................      148,311       146,043       171,281
New "stand-alone" IDT membership sales.......................        7,047         6,461         8,583
                                                                ------------   ---------     ---------
          Total new membership sales.........................      155,358       152,504       179,864
                                                                ------------   ---------     ---------

New "add-on" IDT membership sales............................      102,341        98,156       118,556
Average Annual Membership fee................................      $334.70       $327.34       $335.67

Active Memberships:
-------------------
Active legal service memberships at end of period............    1,484,456     1,484,498     1,502,022
Active "stand-alone" IDT memberships at end of period (see
    note below)..............................................       60,816        57,167        45,785
                                                               -------------   ---------     ---------
         Total active memberships at end of period...........    1,545,272     1,541,665     1,547,807
                                                                ------------   ---------     ---------
Active "add-on" IDT memberships at end of period (see note
    below)...................................................      529,983       507,049       439,962

New Sales Associates:
---------------------
New sales associates recruited...............................       42,395        45,517        67,321
Average enrollment fee paid by new sales associates..........       $49.74        $49.70        $50.12

Average Membership fee in force:
--------------------------------
Average Annual Membership fee................................      $292.60       $291.22       $285.18

Note - reflects 6,775 net transfers from "add-on" status to "stand-alone" status during the quarter


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

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

     Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

     We will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006 and we do not expect to record an adjustment.

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our results of operations and financial condition.


Results of Operations - Third Quarter of 2006 compared to Third Quarter of 2005
-------------------------------------------------------------------------------
     Net income increased 55% for the third quarter of 2006 to $13.4 million from $8.6 million for the prior year's third quarter primarily due to an increase in membership fees of $4.6 million and a decrease in commissions of $6.0 million partially offset by an increase in Membership benefits of $1.7 million and an increase in the provision for income taxes of $3.0 million. Diluted earnings per share increased 69% to 93 cents per share from 55 cents per share for the prior year's comparable quarter due to the 55% increase in net income and an approximate 8% decrease in the weighted average number of diluted shares outstanding.

     Membership fees totaled $103.6 million during the 2006 third quarter compared to $99.0 million for 2005, an increase of 5%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 14% during the three months ended September 30, 2006 to 155,358 from 179,864 during the comparable period of 2005. At September 30, 2006, there were 1,545,272 active Memberships in force compared to 1,547,807 at September 30, 2005, a decrease of .2%. Additionally, the average annual fee per Membership has increased from $285 for all Memberships in force at September 30, 2005 to $293 for all Memberships in force at September 30, 2006, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased by approximately $967,000 from the third quarter of 2006 compared to the comparable period of 2005 with a 37% decrease in new associates recruited. Total new associates enrolled during the third quarter of 2006 were 42,395 compared to 67,321 for the same period of 2005. Average enrollment fees paid by new sales associates during both periods were $50 due to specialized reduced rate $49 enrollment programs aimed at varying market niches. We expect to continue some form of reduced enrollment programs for the remainder of the year. Associate fees revenue decreased from $3.1 million for the third quarter of 2005 to $2.2 million during the comparable period of 2006. The eService fees increased 7% to $3.1 million during the third quarter of 2006 compared to $2.9 million for the comparable period of 2005. Future revenues from associate services will depend primarily on the number of new associates enrolled, the average enrollment fee paid and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue remained unchanged at $1.2 million for both periods.

     Total revenues increased 3% to $111.2 million for the three months ended September 30, 2006 from $107.6 million during the comparable period of 2005 due to a $4.6 million increase in Membership fees partially offset by a $1.0 million decrease in associate services revenue.

     Membership benefits totaled $36.6 million for the three months ended September 30, 2006 compared to $34.9 million for the comparable period of 2005, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) pertaining to legal service plans should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if we continue to increase the number of Identity Theft Shield Memberships in force.

     Commissions to associates decreased 16% to $31.4 million for the three months ended September 30, 2006 compared to $37.4 million for the comparable period of 2005, and represented 30% and 38% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. Commissions to associates per new membership sold were $202 per membership for the three months ended September 30, 2006 compared to $208 for the comparable period of 2005. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $7.1 million for the three months ended September 30, 2006 from $7.7 million for the comparable period of 2005. The decrease was primarily a result of decreased costs for incentive trips and bonuses and decreased costs for materials sent to new associates due to the reduction in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended September 30, 2006 and 2005 were $12.2 million and $12.0 million, respectively, and represented 12% of Membership fees for both periods.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, was $2.9 million for the three months ended September 30, 2006 compared to $2.4 million for the 2005 comparable period. Depreciation increased to $2.1 million for the third quarter of 2006 from $1.8 million for the comparable period of 2005. Litigation accruals have been reduced $710 000 and $48,000 during the three months ended September 30, 2006 and 2005, respectively. Interest expense increased to $2.2 million during the 2006 period from $612,000 during the comparable period of 2005 as a result of higher average interest rate and additional debt. Premium taxes decreased from $500,000 for the three months ended September 30, 2005 to $487,000 for the comparable period of 2006. Interest income increased $663,000 to $1.1 million for the three months ended September 30, 2006 from $441,000 for the comparable period of 2005, due to an increase in interest rates and cash and investment balances.

     We have recorded a provision for income taxes of $7.5 million (35.9% of pretax income) and $4.6 million (34.5% of pretax income) for the three months ended September 30, 2006 and 2005, respectively. The increase in the tax rate is primarily due to lower income tax credits and the increase in pretax income.

Results of Operations - Third Quarter of 2006 compared to Second Quarter of 2006
--------------------------------------------------------------------------------
     Third quarter 2006 membership fees increased slightly to $103.6 million from $103.1 million for the second quarter of 2006. Associate services revenues decreased during the 2006 third quarter by approximately $452,000 to $6.4 million from $6.8 million for the 2006 second quarter and associate services and direct marketing expenses decreased by $440,000 during the same period. Membership benefits totaled $36.6 million in the third quarter of 2006 compared to $36.5 million for the 2006 second quarter and represented 35% of membership fees for both periods. Commissions to associates totaled $31.4 million in the 2006 third quarter compared to $32.7 million for the 2006 second quarter and represented 30% and 32%, respectively, of membership fees for the two periods. General and administrative expenses decreased during the 2006 third quarter to $12.2 million compared to $13.0 million for the 2006 second quarter and represented 12% and 13%, respectively, of membership fees for the two periods.

Results of Operations - First nine months of 2006 compared to first nine months of 2005
-------------------------------------------------------------------------------
     Membership revenues increased 8% the first nine months of 2006 to a record $308.4 million compared to $288.6 million for the first nine months of 2005. Net income increased 58% for the first nine months of 2006 to $38.6 million from $24.4 million for the prior year's comparable period primarily due to the increase of $19.8 million in membership fees and a decrease in commission expense of $11.8 million caused by fewer new memberships sold during the 2006 period, partially offset by an increase in Membership benefits expense of $7.3 million, an increase in general and administrative expenses of $2.3 million and an increase in the provision of income taxes of $7.9 million. Diluted earnings per share increased 66% to $2.58 per share from $1.55 per share for the prior year's comparable nine month period due to the 58% increase in net income and an approximate 5% decrease in the weighted average number of diluted shares outstanding.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 13% during the nine months ended September 30, 2006 to 473,088 from 543,533 during the comparable period of 2005. At September 30, 2006, there were 1,545,272 active Memberships in force compared to 1,547,807 at September 30, 2005, a decrease of .2%. Additionally, the average annual fee per Membership has increased from $285 for all Memberships in force at September 30, 2005 to $293 for all Memberships in force at September 30, 2006, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased 7% from $21.6 million for the first nine months of 2005 to $20.2 million during the comparable period of 2006 primarily as a result of a 28% decrease in new associates recruited. Total new associates enrolled during the first nine months of 2006 were 137,688 compared to 190,055 for the same period of 2005. We expect to continue some form of reduced enrollment programs for the remainder of the year. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Certified Field Trainer program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses. The eService fees increased 26% to $9.6 million during the first nine months of 2006 compared to $7.6 million for the comparable period of 2005.

     Other revenue decreased slightly from $3.9 million for the nine month period ending September 2005 to $3.8 million for the same period of 2006.

     Primarily as a result of the increase in Membership fees, total revenues increased to $332.4 million for the nine months ended September 30, 2006 from $314.1 million during the comparable period of 2005 an increase of 6%.

     Membership benefits totaled $108.7 million for the nine months ended September 30, 2006 compared to $101.4 million for the comparable period of 2005, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated cost in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, the higher benefit ratio of the Identity Theft Shield Membership may increase the blended benefit ratio if the Company continues to sell significant numbers of Identity Theft Shield Memberships.

     Commissions to associates decreased 11% to $96.0 million for the nine months ended September 30, 2006 compared to $107.9 million for the comparable period of 2005, and represented 31% and 37% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new memberships sold during a period. Commissions to associates per new membership sold were $203 per membership for the nine months ended September 30, 2006 compared to $198 for the comparable period of 2005. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $22.0 million for the nine months ended September 30, 2006 from $24.7 million for the comparable period of 2005. The decrease was primarily a result of fewer new associates enrolled during the nine month period and decreased cost for incentive trips and bonuses. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the nine months ended September 30, 2006 and 2005 were $37.7 million and $35.5 million, respectively, and represented 12% of Membership fees for both periods. The increases in general and administrative expense were primarily due to increased employee costs and property and other taxes.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, was $8.6 million for the nine months ended September 30, 2006 compared to $7.4 million for the 2005 comparable period. Depreciation increased to $6.1 million for the first nine months of 2006 from $5.5 million for the comparable period of 2005. Litigation accruals have been reduced $710,000 and $303,000 during the nine months ended September 30, 2006 and 2005, respectively. Interest expense increased to $3.7 million during the 2006 period from $1.9 million during the comparable period of 2005 as a result of higher indebtedness and higher average interest rates. Premium taxes decreased from $1.6 million for the nine months ended September 30, 2005 to $1.4 million for the comparable period of 2006. Interest income increased $733,000 to $1.9 million for the nine months ended September 30, 2006 from $1.2 million for the comparable period of 2005, primarily due to higher average interest rates and increased cash and investment balances.

     We have recorded a provision for income taxes of $20.8 million (35.0% of pretax income) for the first nine months of 2006 compared to $12.9 million (34.5% of pretax income) for the same period of 2005. The increase in the tax rate is primarily due to lower income tax credits and the increase in pretax income.

Liquidity and Capital Resources
-------------------------------
     General
     Consolidated net cash provided from operating activities for the first nine months of 2006 increased $7.3 million to $38.6 million from $31.2 million for the 2005 period, although cash provided from operating activities before changes in working capital items increased $16.0 million from $29.0 million to $45.0 million. The increase of $16.0 million resulted primarily from the increase in net income of $14.1 million.

     Consolidated net cash used in investing activities was $43.4 million for the first nine months of 2006 compared to $1.5 million for the comparable period of 2005. This $41.8 million change in investing activities resulted from a $4.1 million increase in additions to property and equipment and a $78.7 million increase in investment purchases (partially funded by a portion of the unused net proceeds of the term loan), partially offset by the $40.9 million increase in the maturities and sales of investments.

     Net cash provided by financing activities during the first nine months of 2006 was $5.2 million compared to $30.5 million net cash used in the comparable period of 2005. This $35.7 million change was primarily comprised of the $82.7 million increase in proceeds from issuance of debt; a $7.8 million decrease in common stock dividends paid offset by $37.2 million increase in purchases of treasury stock; $3.9 million decrease in proceeds from exercise of stock options and $13.2 million increase in repayments of debt.

     We purchased and formally retired 311,484 shares of our common stock during the 2006 third quarter for $11.3 million, or an average price of $36.34 per share, reducing our common stock by $3,115 and our retained earnings by $11.3 million. We had positive consolidated working capital of $31.9 million at September 30, 2006, an increase of $35.0 million compared to a consolidated working capital deficit of $3.1 million at December 31, 2005. The increase was primarily due to a $403,000 increase in cash and cash equivalents and an increase of $27.4 million in the current portion of available-for-sale investments, a decrease in common stock dividends payable of $4.6 million and a $3.2 million decrease in accounts payable and accrued expenses partially offset by an increase of $3.2 million in the current portion of notes payable. The $31.9 million positive working capital at September 30, 2006 would have been a $41.4 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     At September 30, 2006 we reported $95.8 million in cash and cash equivalents and unpledged investments compared to $59.9 million at December 31, 2005. Our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities, auction rate certificates and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the nine months ended September 30, 2006, we advanced commissions, net of chargebacks, of $94.4 million on new Membership sales compared to $108.6 million for the same period of 2005. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of September 30, 2006, and related activity for the nine month period then ended, were:

                                                                                  (Amounts in 000's)
                                                                                  ------------------
Beginning unearned advance commission payments (1)...............................    $  195,792
Advance commission payments, net.................................................        94,394
Earned commissions applied.......................................................       (94,978)
Advance commission payment write-offs............................................        (2,886)
                                                                                    -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       192,322
Estimated unrecoverable advance commission payments (1)..........................       (38,602)
                                                                                    -------------
Ending unearned advance commission payments, net (1).............................    $  153,720
                                                                                    -------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $46.4 million. As such, at September 30, 2006 future commission payments and related expense should be reduced as unearned advance commission payments of $107 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at September 30, 2006 of $95.8 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.

     On June 23, 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). After payment of an origination fee of 1%, lender costs and refinancing $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million. During the three months ended September 30, 2006, we used a portion of the net proceeds to purchase 311,484 shares of treasury stock at a cost of $11.3 million, or an average price of $36.34 per share. The remaining proceeds will be used primarily to fund further share repurchases.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate plus 150 basis points or at the LIBOR plus 250 basis points. The interest rate at September 30, 2006 was 7.83%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the third year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

     The Senior Loan is guaranteed by our non-regulated subsidiaries and is secured by all of our tangible and intangible personal property (other than aircraft), including stock in all of our direct subsidiaries, and a mortgage on a building we recently acquired in Duncan, Oklahoma and remodeled to relocate and expand our existing customer service facility in Duncan.

     In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

     * limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;

     * limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests; a prohibition on prepayment of other debt;

     * requirement to maintain consolidated EBITDA for the nine month period ending September 30, 2006 of at least $60 million ($55 million for us and our top tier direct subsidiaries) and for the twelve month period ending each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);

     * requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least
          1.1 to 1;

     *    requirement to maintain at least 1.3 million members; and

     * requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1.

     We were in compliance with these covenants at September 30, 2006.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We used the proceeds of the Term Facility to repay in full the $5.3 remaining balance of our existing stock loan with Bank of Oklahoma, N.A., First United Bank and Trust and Comerica Bank, which was originated in 2003 and the $10 million we borrowed from Bank of Oklahoma, N. A. earlier in June 2006. The related loan agreements were thereby terminated and the associated collateral was released. As a part of the transaction, we also amended our existing $20 million real estate loan which we incurred in 2002 to finance our new headquarters building in Ada, Oklahoma to extend the final maturity from September 2008 to August 2011. This loan, with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, remains secured by a mortgage on our headquarters, but the additional security interest in our membership contracts was released. The interest rate at September 30, 2006 was 7.58%. We will continue to be required to make the same monthly payments on this loan of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan was also amended to conform the financial covenants to those under the new Senior Loan.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 which began December 31, 2005 with the remaining balance payable in a final installment due November 30, 2015. The interest rate at September 30, 2006 was 7.08%. The loan is primarily collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI") and Pre-Paid Legal Services Inc. of Florida ("PPLSIF"). The ability of PPLCI and PPLSIF to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which PPLCI and PPLSIF conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI or PPLSIF, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At September 30, 2006, neither PPLSIF nor PPLCI had funds available for payment of substantial dividends without the prior approval of the insurance commissioner.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 except as disclosed below:

              As of September 30, 2006:                            Payments Due by Period (In Thousands)
              -------------------------                            -------------------------------------
                                                                    Less than                             More than
               Contractual Obligations                    Total       1 year     1-3 years    3-5 years    5 years
               -----------------------                  ---------    ---------   ---------    ---------   ---------
Long-term debt....................................      $  96,579    $  18,437   $  36,874    $  36,470   $   4,798


Critical Accounting Policies
----------------------------
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes in the application of critical accounting policies or estimates during the first nine months of 2006. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------
     We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program as we have existing authorization from the Board to purchase an additional 1.2 million shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
--------------------------
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of September 30, 2006 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

     As of September 30, 2006, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. We do not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                         Hypothetical change     Estimated fair value
                                                            (In 000's)     in interest rate     after hypothetical change
                                                            Fair value   (bp = basis points)    change in interest rate
                                                            ----------   --------------------   -------------------------
Fixed-maturity investments at September 30, 2006 (1)...      $  29,401     100 bp increase            $  28,116
                                                                           200 bp increase               26,934
                                                                            50 bp decrease               29,952
                                                                           100 bp decrease               30,536

Fixed-maturity investments at December 31, 2005 (1)....      $  27,541     100 bp increase            $  26,129
                                                                           200 bp increase               24,809
                                                                            50 bp decrease               27,723
                                                                           100 bp decrease               28,613
-------------------

(1) Excluding short-term investments with a fair value of $36.1 million at September 30, 2006 and $2.6 million at December 31, 2005.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 2006 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.5 million at that date. At December 31, 2005, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of September 30, 2006, we had $96.6 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $966,000. As of September 30, 2006, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States.


ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.






                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------
     See Note 2 of the Notes to Consolidated  Financial  Statements  included in
Part I, Item 1 of this report for information with respect to legal proceedings.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------
     Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock in the open market during the third quarter of 2006.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------   --------------  ----------------  --------------------   --------------------
July 2006.............             -         $   -                       -             1,515,356
August 2006...........       285,020            36.16              285,020             1,230,336
September 2006........        26,464            38.20               26,464             1,203,872
Total.................  ---------------  ----------------  --------------------
                             311,484         $  36.34              311,484
                        ---------------  ----------------  --------------------
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

ITEM 6.  EXHIBITS.

(a) Exhibits:

  Exhibit No.                                               Description
  3.1           Amended and Restated  Certificate  of  Incorporation  of the Company,  as amended  (Incorporated  by reference to Exhibit 3.1 of the Company's Report on Form 8-K dated June 27, 2005)
  3.2           Amended  and  Restated  Bylaws of the  Company  (Incorporated  by  reference  to Exhibit  3.1 of the
                Company's Report on Form 10-Q for the period ended June 30, 2003)
*10.1           Employment  Agreement  effective  January 1, 1993  between  the  Company  and Harland C. Stonecipher
                (Incorporated by reference to  Exhibit 10.1  of the Company's  Annual Report on Form 10-KSB for  the
                year ended December 31, 1992)
*10.2           Agreements between Shirley Stonecipher, New  York  Life Insurance  Company and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1985)
*10.3           Amendment dated January 1, 1993 to Split  Dollar  Agreement between Shirley Stonecipher and the Com-
                pany regarding life insurance policy covering Harland C. Stonecipher (Incorporated  by  reference to
                Exhibit 10.3 of the Company's Annual Report on Form  10-KSB  for  the  year ended December 31, 1992)
*10.4           Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher (Incorpora-
                ted by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended
                December 31, 1986)
*10.5           Amendment  to New  Business  Generation  Agreement  between the  Company and Harland C.  Stonecipher effective  January,  1990 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)
*10.6           Amendment No. 2 to New Business Generation  Agreement between the Company and Harland C. Stonecipher effective  January,  1990 (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
*10.7           Stock Option Plan, as amended  effective May 2003  (Incorporated by reference to Exhibit 10.7 of the
                Company's Annual Report on Form 10-K for the year ended December 31, 2004)
 10.8           Loan agreement dated June 11, 2002 between Bank of Oklahoma,  N.A. and the Company  (Incorporated by
                reference to Exhibit 10.1 of the Company's  Quarterly  Report on Form 10-Q for the six-months  ended
                June 30, 2002)
 10.9           Security Agreement dated June 11, 2002 between Bank of Oklahoma,  N.A. and the Company (Incorporated
                by  reference  to Exhibit  10.2 of the  Company's  Quarterly  Report on Form 10-Q for the six months ended June 30, 2002)
 10.10          Form of Mortgage  dated July 23, 2002 between Bank of Oklahoma,  N.A. and the Company  (Incorporated
                by  reference  to Exhibit  10.3 of the  Company's  Quarterly  Report on Form 10-Q for the six months ended June 30, 2002)
*10.11          Deferred  compensation plan effective  November 6, 2002  (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
 10.12          Aircraft purchase agreement dated December 9, 2004 by and between S&S Aviation,  LLC and the Company
                (Incorporated  by reference to Exhibit 10.13 of the Company's Report on Form 10-K for the year ended
                December 31, 2004)
 10.13          Aircraft purchase agreement dated December 9, 2004 by and  between  Harland  C.  Stonecipher  and/or
                Shirley A. Stonecipher  and  Stonecipher Aviation, LLC and the Company (Incorporated by reference to
                Exhibit 10.14 of the Company's Report on Form 10-K
                for the year ended December 31, 2004)
 10.14          Assignment  and  Assumption  of Lease  dated  December  20,  2004  between  Harland  C. and  Shirley
                Stonecipher and the Company  (Incorporated  by reference to Exhibit 10.15 of the Company's Report on
                Form 10-K for the year ended December 31, 2004)
*10.15          Amended Deferred Compensation  Plan  effective January 1, 2005 (Incorporated by reference to Exhibit
                10.16 of the Company's Report on Form 10-K for the year ended December 31, 2004)
 10.16          Purchase   Agreement   dated  August  19,  2005  between  us  and  Learjet,   Inc.,  with  Addendum.
                (Incorporated  by  reference to Exhibit  10.1 of the  Company's  Report on Form 8-K dated August 19,
                2005)
 10.17          Loan Agreement dated November 30, 2005 between  Pre-Paid legal  Services,  Inc and Bank of Oklahoma,
                N.A. and First  United Bank and Trust  (Incorporated  by reference to Exhibit 10.1 of the  Company's
                Report on Form 8-K dated November 30, 2005)
 10.18          Aircraft  Chattel  Mortgage,  Security  Agreement and  Assignment  of Rents dated  November 30, 2005 between  Pre-Paid  legal  Services,  Inc and Bank of Oklahoma,  N.A. and First United Bank and Trust
                (Incorporated  by reference to Exhibit 10.2 of the Company's  Report on Form 8-K dated  November 30,
                2005)
 10.19          Credit  Agreement  dated June 23, 2006 among Pre-Paid  Legal  Services,  Inc, the lenders  signatory thereto and Wells Fargo Foothill,  Inc. as Arranger and  Administrative  Agent and Bank of Oklahoma,
                N.A.  (Incorporated  by reference to Exhibit 10.1 of the Company's  Current Report on Form 8-K filed
                June 27, 2006)
 10.20          Security  Agreement  dated June 23, 2006 between  Pre-Paid  Legal  Services,  Inc and certain of its subsidiaries and Wells Fargo Foothill,  Inc., as Agent (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed June 26, 2006)
 10.21          Guaranty  Agreement  dated June 23, 2006 between  certain  subsidiaries  of Pre-Paid Legal Services,
                Inc. and Wells Fargo  Foothill,  Inc.,  as Agent  (Incorporated  by reference to Exhibit 10.3 of the
                Company's Current Report on Form 8-K filed June 27, 2006)
 10.22          Mortgage,  Assignment of Rents and Leases and Security Agreement by Pre-Paid Legal Services, Inc. in
                favor of Wells Fargo  Foothill,  Inc as Agent  (Incorporated  by  reference  to Exhibit  10.4 of the
                Company's Current Report on Form 8-K filed June 26, 2006)
 10.23          First  Amendment to Loan Agreement  dated June 23, 2006 between  Pre-Paid Legal  Services,  Inc. and
                Bank of Oklahoma,  N.A. (Incorporated by reference to Exhibit 10.5 of the Company's of the Company's
                Current Report on Form 8-K filed June 26, 2006)
 31.1           Certification of Harland C. Stonecipher,  Chairman, Chief Executive Officer and President,  Pursuant
                to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2           Certification of Steve Williamson,  Chief Financial  Officer,  Pursuant to Rule 13a-14(a)  under the
                Securities Exchange Act of 1934
 32.1           Certification of Harland C. Stonecipher,  Chairman, Chief Executive Officer and President,  Pursuant
                to 18 U.S.C. Section 1350
 32.2           Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.






                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PRE-PAID LEGAL SERVICES, INC.
                                  (Registrant)


Date: October 23, 2006      /s/ Harland C. Stonecipher
                            ----------------------------------------------------
                                Harland C. Stonecipher
                                Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: October 23, 2006      /s/ Randy Harp
                            ----------------------------------------------------
                                Randy Harp
                                Chief Operating Officer
                                (Duly Authorized Officer)

Date: October 23, 2006      /s/ Steve Williamson
                            ----------------------------------------------------
                                Steve Williamson
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)







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


Date: October 23, 2006      /s/ Harland C. Stonecipher
                            ----------------------------------------------------
                                Harland C. Stonecipher
                                Chairman, Chief Executive Officer and President





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


Date: October 23, 2006      /s/ Steve Williamson
                            ----------------------------------------------------
                                Chief Financial Officer





                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 23, 2006      /s/ Harland C. Stonecipher
                            ----------------------------------------------------
                                Harland C. Stonecipher
                                Chairman, Chief Executive Officer and President




                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 23, 2006      /s/ Steve Williamson
                            ----------------------------------------------------
                                Steve Williamson
                                Chief Financial Officer