Form 10-K
period 2006-12-31
PRE PAID LEGAL SERVICES INC
filed 2007-02-27
CIK 311657

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes | | No |X|

Indicate by check mark if registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act. Yes | | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer | |   Accelerated filer |X|     Non-accelerated file | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes | | No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2006 -$323,799,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 16, 2006 there were 13,622,131 shares of Common Stock, par value $.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE.
Portions of our definitive proxy statement for our 2007 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.
===============================================================================






                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the Year Ended December 31, 2006

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

PART II
-------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
                     Market Price of and Dividends on the Common Stock
                     Recent Sales of Unregistered Securities
                     Equity Compensation Plans
                     Issuer Purchases of Equity Securities
                     Shareholder Return Performance Graph
ITEM 6.          SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                     Overview of our Financial Model
                     Critical Accounting Policies
                     Other General Matters
                     Measures of Member Retention
                     Results of Operations
                         Comparison of 2006 to 2005
                         Comparison of 2005 to 2004
                     Liquidity and Capital Resources
                     Forward Looking Statements
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
ItEM 9A.         CONTROLS AND PROCEDURES
ITEM 9B.         OTHER INFORMATION

PART III         (Information required by Part III is incorporated by reference
-------- from our definitive proxy statement for our 2007 annual meeting of shareholders.)
PART IV
-------
ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES


                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2006


                                     PART I

ITEM 1.       BUSINESS.
-----------------------

General

     We were one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. Our predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, we were formed and acquired our predecessor in a stock exchange. We began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 we implemented a legal expense benefit that provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. Our legal expense plans (referred to as "Memberships") currently provide for a variety of legal services in a manner similar to medical plans. In most states and provinces, standard plan benefits include preventive legal services, motor vehicle legal defense services, trial defense services, IRS audit services and a 25% discount off legal services not specifically covered by the Membership for an average monthly Membership fee of approximately $20. Additionally, in approximately 44 states, the Legal Shield rider can be added to the standard plan for only $1 per month and provides members with 24-hour access to a toll-free number for attorney assistance if the member is arrested or detained. Also, during the third quarter of 2003, we began offering our Identity Theft Shield ("IDT") to new and existing members at $9.95 per month if added to a legal service Membership ("add-on IDT") or it may be purchased separately for $12.95 per month ("stand-alone IDT"). The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services.

     Legal plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province and IDT plan benefits are provided by Kroll Background America, Inc., a subsidiary of Kroll Inc. ("Kroll"). Members have direct, toll-free access to Kroll or their provider law firm rather than having to call for a referral. At December 31, 2006, we had 1,538,740 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of such Memberships were in 29 states and provinces.

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

     According to the latest estimates of the census bureaus of the United States and Canada, the two geographic areas in which we operate, the number of households in the combined area exceeds 127 million. Since we have always disclosed our members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students, we believe that our market share should be viewed as a percentage of households. Historically, our primary market focus has been the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on our belief that the upper ten percent may already have a relationship with an attorney or law firm and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 100 million households, we currently have an approximate 1.5% share of the estimated market based on our existing 1.5 million active Memberships and, over the last 30 years, an additional 6% of households have previously purchased, but no longer own, Memberships. We routinely remarket to previous members and reinstated approximately 76,000, 79,000 and 72,000 Memberships during 2006, 2005 and 2004, respectively.

Description of Memberships

     The Memberships we sell generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by us to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2006, Memberships subject to the capitated provider law firm arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and our referral attorney network described below is utilized.

     Family Legal Plan
     The Family Legal Plan we currently market in most jurisdictions consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for approximately 91% and 92% of our Membership fees (including the add-on identity theft shield benefit, 79% and 82%, respectively, excluding such add-ons) in 2006 and 2005, respectively. In addition to the Family Legal Plan, we market other specialized legal services products specifically related to employment in certain professions described below.

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

     In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the Membership increasing 5 additional hours each Membership year to the maximum limit of 35 hours in the fifth Membership year and increases total pre-trial and trial defense hours available pursuant to the expanded Membership to 75 hours during the first Membership year to 335 hours in the fifth Membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the Membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth Membership year. There were approximately 549,000 subscribers of this benefit at December 31, 2006 compared to 571,000 at December 31, 2005.

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

     Legal Shield Benefit
     In approximately 44 states and four Canadian provinces, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. The Legal Shield benefit was introduced in 1999. There were approximately 1,032,000 Legal Shield subscribers at December 31, 2006 compared to approximately 1,015,000 at December 31, 2005.

     Identity Theft Shield Benefit
     During the third quarter of 2003, we announced a joint marketing agreement with Kroll Background America Inc., a subsidiary of Kroll Inc., that allows our independent sales associates to market Kroll's identity theft benefits in 49 states and four Canadian provinces. By adding the Identity Theft Shield to their existing family Membership, members have toll free access to the identity theft specialists at Kroll. This benefit can be added to a legal service Membership for $9.95 per month or purchased separately for $12.95 per month. The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services. There were approximately 605,000 and 513,000 subscribers at December 31, 2006 and 2005, respectively, comprised of 540,000 and 461,000 subscribers at $9.95 per month and 65,000 and 52,000 subscribers at $12.95 per month.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. We began operations in Ontario and British Columbia during 1999 and Alberta and Manitoba in 2001. Benefits of the Canadian plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2006 were approximately $6.8 million in U.S. dollars compared to $5.6 million collected in 2005 and $4.4 million collected in 2004.

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

     Business Owners' Legal Solutions Plan
     The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and Membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $69 to $150 ($175 in Canada) depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 43 states and three Canadian provinces and represented approximately 5.1%, 3.4% and 4.3% of our Membership fees during 2006, 2005 and 2004, respectively.

     Commercial Driver Legal Plan
     The  Commercial   Driver  Legal  Plan,   developed  in  1986,  is  designed
specifically  for  the  professional  truck  driver  and  offers  a  variety  of
driving-related   benefits,   including   coverage  for  moving  and  non-moving
violations. This plan provides coverage by a provider law firm for persons who drive a commercial vehicle. This legal service plan is currently offered in 45 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During the years ended December 31, 2006, 2005 and 2004, this plan accounted for approximately ..9%, .9% and 1.2%, respectively, of Membership fees. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Plans underwritten by us are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 37 states and one Canadian province and represented approximately 1.8%, 1.8% and 1.4% of our Membership fees during 2006, 2005 and 2004, respectively.

     Comprehensive Group Legal Services Plan
     In late 1999 we introduced the Comprehensive Group plan, designed for the large group employee benefit market. This plan, available in 35 states, provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. Although sales of this plan during the last three years (5,892 Memberships, 4,444 Memberships and 4,482 Memberships during 2006, 2005 and 2004, respectively) are not significant compared to our total Membership sales, we still believe this plan improves our competitive position in the large group market. We continue to emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle.

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

Provider Law Firms

     Our Memberships generally allow members to access legal services through a network of independent provider law firms under contract with us generally referred to as "provider law firms." Provider law firms are paid a fixed fee on a per capita basis to render services to plan members residing within the state or province as provided by the contract. Because the fixed fee payments by us to provider law firms in connection with the Memberships do not vary based on the type and amount of benefits utilized by the member, this arrangement provides significant advantages to us in managing our cost of benefits. Pursuant to these provider law firm arrangements and due to the volume of revenue directed to these firms, we have the ability to more effectively monitor the customer service aspects of the legal services provided, the financial leverage to help ensure a customer friendly emphasis by the provider law firms and access to larger, more diversified law firms. Through our members, we are typically the largest client base of our provider law firms.

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

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit us to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a minimum amount of malpractice insurance on each of its attorneys, in an amount not less than $100,000, (d) preclude us from interference with the lawyer-client relationship, (e) provide for periodic review of services provided, (f) provide for protection of our proprietary information and (g) require the firm to indemnify us against liabilities resulting from legal services rendered by the firm. We are precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, we enroll a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without our approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership. As of December 31, 2006, provider law firms averaged approximately 47 employees each and on average are evenly split between support staff and lawyers.

     We have had occasional disputes with provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the provider law firms are owned by us so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, we believe that our relations with provider law firms are generally very good. At the end of 2006, we had provider law firms representing 48 states and four provinces compared to 46 states and four provinces at the end of 2005 and 2004. During the last three calendar years, our relationships with a total of nine provider law firms were terminated by us or the provider law firm. As of December 31, 2006, 27 provider law firms have been under contract with us for more than eight years with the average tenure of all provider law firms being approximately 8.2 years.

     We have an extensive database of referral lawyers who have provided services to our members for use by members when a designated provider law firm is not available. Lawyers with whom members have experienced verified service problems, or are otherwise inappropriate for the referral system, are removed from our list of referral lawyers.

Identity Theft Shield Benefits Provider

     Kroll is one of the world's leading risk consulting companies. For more than 30 years, Kroll has helped companies, government agencies and individuals reduce their exposure to risk and capitalize on business opportunities. Kroll is an operating unit of Marsh & McLennan Companies, Inc., the global professional services firm. With offices in more than 60 cities in the U.S. and abroad, Kroll can operate and restructure businesses; scrutinize accounting practices and financial documents; gather and filter electronic evidence for attorneys; recover lost or damaged data from computers and servers; conduct in-depth investigations; screen domestic and foreign-born job candidates; protect individuals; and enhance security systems and procedures. Kroll's clients include many of the world's largest and most prestigious corporations, law firms, academic institutions, non-profit organizations, sovereign governments and high net-worth individuals, entertainers and celebrities. Kroll's seasoned professionals were handpicked and recruited from leading management consulting companies, top law firms, international auditing companies, multinational corporations, special operations forces, law enforcement and intelligence agencies. Kroll also maintains a network of highly trained specialists in cities throughout the world who can respond to global needs 24 hours a day, seven days a week. Over the last three years, Kroll has developed a unique solution for victims of identity theft and this service is now available to our members through the Identity Theft Shield benefit. Similar to the provider law firms, Kroll is paid a fixed fee on a monthly per capita basis to render services to IDT members.

Marketing

     Multi-Level Marketing
     We market Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold. No commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, 9 others at December 31, 2006 and December 31, 2005 compared to 13 others at December 31, 2004) who are in the line of associates who directly or indirectly recruited the selling associate. We provide training materials, organize area-training meetings and designate personnel at the home office specially trained to answer questions and inquiries from associates. We offer various communication avenues to our sales associates to keep such associates informed of any changes in the marketing of our Memberships. The primary communication vehicles we utilize to keep our sales associates informed include extensive use of conference calls and e-mail, an interactive voice-mail service, The Connection monthly magazine, an interactive voice response system, a monthly DVD (digital video disc) program and our website, prepaidlegal.com.

     Multi-level marketing is primarily used for marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective members and has the potential of attracting a large number of sales personnel within a short period of time. Our marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 76% of our Memberships in force at December 31, 2006, compared to 80% at December 31, 2005 and 75% at December 31, 2004. Although other means of payment are available, approximately 75% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     Group marketing
     Our marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit our sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what we perceive to be a growing interest among employers in the value of providing legal and identity theft service plans to their employees. Memberships sold through employee groups constituted approximately 24% of total Memberships in force at December 31, 2006, compared to 20% and 25% at December 31, 2005 and 2004, respectively. Most employee group Memberships are sold to school systems, governmental entities and businesses. We emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle. No group accounted for more than 1% of our consolidated revenues from Memberships during 2006, 2005 or 2004. Substantially all group Memberships are paid on a monthly basis. We are active in legislative lobbying efforts to enhance our ability to market to public employee groups and to encourage Congress to reenact legislation to permit legal service plans to qualify for pre-tax payments under tax qualified employee cafeteria plans.

     Affirmative Defense Response System
     We developed the Affirmative Defense Response System ("ADRS") during 2006 to provide businesses and their employees a way to minimize their risk in regard to identity theft by encouraging businesses to take proactive measures to protect non-public information. Once our sales associates have been through the required training, they can begin to offer businesses the forms they will need and the education their employees will require to take reasonable and affirmative steps to reduce the harm and risk of having a breach of non-public information. We encourage businesses to host mandatory employee meetings and training sessions on identity theft and privacy compliance. At such meetings, our associates will provide the employees of the business an opportunity to purchase our legal service and identity theft plans. Since our Identity Theft Shield provides identity restoration benefits and our legal plans provide help on related issues, we believe the majority of the time in restoring an employee's identity is covered by our plan and therefore is not done on company time or at company expense. We believe our suite of services including our legal plan, the Legal Shield and the Identity Theft Shield provide employees assistance in every phase of identity theft - before, during and after the crime occurs. The ADRS was developed to enhance our group marketing efforts and we have been pleased with the additional opportunities it created in 2006 and intend to continue to utilize this program in 2007.

     General
     Sales associates are generally engaged as independent contractors, are provided with training materials and are given the opportunity to participate in our training programs. Sales associates are required to complete a specified training program prior to marketing our Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by us prior to use. At December 31, 2006, we had 444,499 "vested" sales associates compared to 468,365 and 343,696 "vested" sales associates at December 31, 2005 and 2004, respectively. A sales associate is considered to be "vested" if he or she has personally sold at least three new Memberships per quarter or if he or she retains a personal Membership. A vested associate is entitled to continue to receive commissions on prior sales after all previous commission advances have been recovered. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. During 2006, we had 90,206 sales associates who personally sold at least one Membership, of which 49,955 (55%) made first time sales. During 2005 and 2004 we had 103,248 and 79,716 sales associates producing at least one Membership sale, respectively, of which 61,238 (59%) and 41,699 (52%), respectively, made first time sales. During 2006, we had 8,858 sales associates who personally sold more than ten Memberships compared to 11,221 and 9,895 in 2005 and 2004, respectively. A substantial number of our sales associates market our Memberships on a part-time basis only. For the year 2006, new sales associates enrolled decreased 29% to 172,999 with an average enrollment fee of $50 from the 242,223 enrolled in 2005 with an average enrollment fee of $57.

     We derive revenues from our multi-level marketing sales force, principally from a one-time enrollment fee from each new sales associate for which we provide initial marketing supplies and enrollment services to the associate. We have a field training program, titled Certified Field Training ("CFT"), aimed at increasing the level of new Membership sales per associate. Associates successfully complete the program by writing three new Memberships and recruiting a new sales associate or by personally selling five new Memberships within 45 days of the associate's start date. Associates in states that require the associate to become licensed have 45 days from the issue date on their license to complete the same requirements. Amounts collected from sales associates are intended primarily to offset our costs incurred in recruiting and training and providing materials to sales associates and are not intended to generate profits from such activities. Other revenues from sales associates represent the sale of marketing supplies and promotional materials and include fees related to our eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal e-mail account and multiple personalized web sites with "flash" movie presentations.

     We continually review our compensation plan for the multi-level marketing force to assure that the various financial incentives in the plan encourage our desired goals. We offer various incentive programs from time to time and frequently adjust the program to maintain appropriate incentives and to improve Membership production and retention.

     We hold our International Convention once a year, typically in the spring, and a Leadership Summit, typically in the fall, and routinely host more than 10,000 of our sales associates at these events. These events are intended to provide additional training, corporate updates, new announcements, motivation and associate recognition. Additionally, we offer the Player's Club incentive program providing additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to attend an annual incentive trip by meeting certain qualification requirements and maintaining certain personal retention rates. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period.

     Regional Vice Presidents
     Prior to January 1, 2007, we had a group of approximately 115 employees that served as Regional Vice Presidents ("RVPs") and were responsible for associate activity in given geographic regions and had the ability to appoint independent contractors as Area Coordinators within the RVP's region. Effective January 1, 2007, we dramatically revamped this program by reducing the number of RVPs from approximately 115 to 15; eliminated the employee relationship of the RVPs so that all are independent contractors; significantly increased both the size of their regions and the commission override percentages that can be earned by the RVPs; put in place additional bonus compensation available based on growth in their assigned regions; replaced the previous large number of Area Coordinators with substantially fewer Regional Managers appointed by the RVPs; created commission overrides than can be earned by the Regional Managers in their regions and created a new class of appointees, Certified Meeting Coordinators that are appointed by the Regional Managers. Additionally, we have significantly increased the frequency of communications between us and the RVPs and expect to increase the frequency and the amount of reporting both from and to, the RVPs.

     The RVP/Regional Manager/Certified Meeting Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and us. New products, incentives and initiatives will be channeled through the RVPs.

     Pre-Paid Legal Benefits Association
     The PPL Benefits Association ("PPLBA") was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this Association is open to sales associates that reach a certain level within our marketing programs who also maintain an active personal legal services Membership. The PPLBA is a separate association not owned or controlled by us and is governed by an 8 member Board of Directors, including four officer positions. None of the officers or directors of the PPLBA serve in any such capacity with us. The PPLBA employs a Director of Associate Benefits paid by the Association. Affinity programs available to members of the PPLBA include credit cards, long-distance, wireless services, vehicle purchasing services, safety trip plan, mortgage and real estate assistance and a travel club. As determined by its Board of Directors, some of the revenue generated by the PPLBA through commissions from vendors of the benefits and affinity programs or contributed to the Association by us may be used to make open-market purchases of our stock for use in stock bonus awards to Association members based on criteria established from time to time by the Board of Directors of the PPLBA. Since inception and through December 31, 2006, approximately 42,000 shares were purchased by the PPLBA for awards to its members. The PPLBA awarded approximately 3,000, 3,300 and 5,000 shares of stock to Association members representing the 2006, 2005 and 2004 stock bonus awards, respectively.

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

     We have a cooperative marketing agreement with Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of Citigroup, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. The PFS cooperative marketing agreement resulted in approximately 26,000 new Membership sales during 2006 compared to 23,000 and 19,000, respectively for 2005 and 2004.

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

     As of December 31, 2006, we or one of our subsidiaries were marketing new Memberships in 37 jurisdictions that require no special licensing. Our subsidiaries serve as operating companies in 17 jurisdictions that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services, Inc. of Florida ("PPLSIF") and Legal Service Plans of Virginia, Inc. ("LSPV"). Of our total Memberships in force as of December 31, 2006, 26% were written in jurisdictions that subject us or one of our subsidiaries to insurance or specialized legal expense plan regulation. We are actively working with regulators in the various states in which our subsidiaries are regulated as insurance to explore other regulatory alternatives to eliminate some of the agent licensing or financial and marketing regulation that is prevalent in the insurance industry.

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

     We are required to register and file reports with the Oklahoma Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and us or any other subsidiary must be at arms-length with consideration for the adequacy of PPLCI's surplus, and may require prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI to us requires approval of the Oklahoma Insurance Commissioner. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. During 2006, PPLCI declared and after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $13.4 million compared to the $4.1 million dividend paid to us during 2005. No dividends were declared or paid by PPLCI during 2004. Any change in our control, defined as acquisition by any method of more than 10% of our outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI operates provide for comparable registration and regulation of us.

     Certain states have enacted special licensing or regulatory requirements designed to apply only to companies offering legal service products. These states most often follow regulations similar to those regulating casualty insurance providers. Thus, the operating company may be expected to comply with specific minimum capitalization and unimpaired surplus requirements; seek approval of forms, Memberships and marketing materials; adhere to required levels of claims reserves, and seek approval of premium rates and agent licensing. These laws may also restrict the amount of dividends paid to us by such subsidiaries. PPLSIF is subject to restrictions of this type under the laws of the State of Florida, including restrictions with respect to payment of dividends to us. At January 1, 2007, neither PPLCI nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. LSPV declared and paid us a $3.7 million dividend during 2005, none during 2006, but had approximately $1.6 million available for payment of an ordinary dividend at January 1, 2007.

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

     We are also required to comply with state, provincial and federal laws governing our multi-level marketing approach. These laws generally relate to unfair or deceptive trade practices, lotteries, business opportunities and securities. The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon our method of operating in the United States, but such regulations are in the early stages of development and it is not possible to gauge the potential impact or the effective date at this time. We have experienced no material problems with marketing compliance. In jurisdictions that require associates to be licensed, we receive all applications for licenses from the associates and forward them to the appropriate regulatory authority. We maintain records of all associates licensed, including effective and expiration dates of licenses and all states in which an associate is licensed. We do not accept new Membership sale applications from any unlicensed associate in such jurisdictions.

Employees

     At December 31, 2006, we employed 840 individuals on a full-time basis, exclusive of independent agents and sales associates who are not employees, and excluding RVPs described above. None of our employees are represented by a union. We consider our employee relations generally to be very good.

Foreign Operations

     We began operations in the Canadian provinces of Ontario and British Columbia during 1999 and Alberta and Manitoba in 2001 and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $7.1 million in U.S. dollars during 2006 compared to $6.0 million and $4.7 million in 2005 and 2004, respectively. In addition, we incur expenses in Canada in relation to these revenues. Due to the relative stability of the United States and Canadian foreign relations and currency exchange rates, we believe that any risk of foreign operations or currency valuations is minimal and would not have a material effect on our financial condition, liquidity or results of operations.

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

     We may not be able to grow Memberships and revenues at the same rate as we have historically experienced and have recently experienced declines in new Membership sales and associate recruitment.
     Our year end active Memberships remained virtually unchanged at December 31, 2006 from December 31, 2005 and only increased 6% and 2% in the years ended December 31, 2005 and 2004, respectively. Changes in net income for the same three years were 45%, (12%) and 2%, respectively. In years prior to 2004, we were able to grow Memberships more significantly. Our ability to grow Memberships and revenues is substantially dependent upon our ability to expand or enhance the productivity of our sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that we will be able to achieve increases in Membership and revenue growth comparable to our historical growth rates.

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

     We are in a regulated industry and regulations could have an adverse effect on our ability to conduct our business.
     We are regulated by or required to file with or obtain approval of State Insurance Departments, State Bar Associations and State Attorney General's Offices, depending on individual state positions regarding regulatory responsibility for legal service plans. Regulation of our activities is inconsistent among the various states in which we do business with some states regulating legal service plans as insurance or specialized legal service products and others regulating such plans as services. Such disparate regulation requires us to structure our Memberships and operations differently in certain states in accordance with the applicable laws and regulations. Our multi-level marketing strategy is also subject to U.S. federal, Canadian provincial and U.S. state regulation under laws relating to consumer protection, pyramid sales, business opportunity, lotteries and multi-level marketing. The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon our method of operating in the United States, but such regulations are in the early stages of development and it is not possible to gauge the potential impact or the effective date at this time. Changes in the regulatory environment for our business could increase the compliance costs we incur in order to conduct our business or limit the jurisdictions in which we are able to conduct business.

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

     Our stock price may be affected by the significant level of short sellers of our stock.
     As of January 12, 2007, the New York Stock Exchange reported that approximately 4.5 million shares of our stock were sold short, which constitutes approximately 33% of our outstanding shares and 48% of our public float, representing one of the largest short interest percentages of any New York Stock Exchange listed company. Short sellers expect to make a profit if our shares decline in value. We have been the subject of a negative publicity campaign from several known sources of information who support short sellers. The existence of this short interest position may contribute to volatility in our stock price and may adversely affect the ability of our stock price to rise if market conditions or our performance would otherwise justify a price increase.

     We have not been able to significantly increase our employee group Membership sales.
     Our success in growing Membership sales is dependent in part on our ability to market to employee groups. At December 31, 2006, group memberships represented 24% of total Memberships compared to 20% at December 31, 2005 and 25% at December 31, 2004. Adverse publicity about us may affect our ability to market successfully to employee groups, particularly larger groups. There is no assurance that we will be able to increase our group business.


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

     The new headquarters contains two long bars of open office area designed to serve as podiums, which stretch east from the northern and southern edges of the tower. Two and three stories high respectively, the podiums house the call centers and Information Technology departments. Only 60 feet across, they are designed to ensure that employees are never more that thirty feet from a source of daylight. Shared corporate services -- including a 650-seat auditorium, dining hall, exercise facility, and a connecting corridor containing a company history gallery -- are located at the east end of the bars, creating a central courtyard. The courtyard features a reflecting pool and a 12-foot bronze sculpture of our logo, the Lady of Justice, a universal symbol of justice. The building's main entrance welcomes its frequent visitors, celebrates our history, and is designed to convey the tradition of civic judicial buildings. Although we substantially occupy our current facility, the building is designed to expand over time without negatively impacting the site layout or the building concept and we emphasized the use of modular furnishings to provide enhanced flexibility. We placed importance on the goal of providing each employee with an excellent work environment.

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

     During 2005, in conjunction with economic development incentives, we leased additional office space in Duncan, Oklahoma and during January 2006, we acquired an additional 40,000 square foot building in Duncan for $1 million. We completely refurbished the space at an additional cost of $3.4 million, resulting in total capitalized cost of $4.4 million, which was funded from existing resources. We moved from the space previously leased to the completely refurbished and redesigned space with redundant infrastructure components in July 2006 and currently have approximately 110 customer service representatives in the facility but have the capacity to accommodate 350 employees.

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


ITEM 3.       LEGAL PROCEEDINGS.
--------------------------------

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. At one time, we were aware of 11 separate lawsuits involving approximately 400 plaintiffs in multiple counties in Mississippi. These cases seek varying amounts of actual and punitive damages. We tried three separate lawsuits in Mississippi. On September 11, 2006 we reached a settlement agreement with counsel for the more than 400 plaintiffs in numerous pending cases in Mississippi. For an amount significantly less than our then accrued reserves of $2.5 million, all pending litigation against us is being resolved in Mississippi, including the Barbara Booth v. Pre-Paid Legal Services, Inc. case in which the $9.9 million punitive damage verdict was entered. Settlement and dismissal of almost all pending litigation has been approved by the plaintiffs.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2006 was $150,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at December 31, 2006 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------------

None.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
              AND ISSUER PURCHASES OF EQUITY SECURITIES.
              ------------------------------------------

Market Price of and Dividends on the Common Stock

     At February 16, 2007, there were 1,217 holders of record (including brokerage firms and other nominees) of our common stock, which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange.

                                                       High       Low
                                                       ----       ---
2007:
  1st Quarter (through February 16)...............    $ 40.18    $ 37.68
2006:
  4th Quarter.....................................    $ 45.10    $ 39.00
  3rd Quarter.....................................      40.00      33.70
  2nd Quarter.....................................      37.50      32.15
  1st Quarter.....................................      40.50      34.04
2005:
  4th Quarter.....................................    $ 48.40    $ 37.20
  3rd Quarter.....................................      52.77      36.35
  2nd Quarter.....................................      47.00      33.51
  1st Quarter.....................................      38.37      30.69

     On December 6, 2004, we declared our first cash dividend of $0.50 per share on our outstanding shares of common stock. The following table sets forth, for 2005 and 2004, the declaration date, the per share dividend amount, the aggregate dividend amount, the record date and the payable date of cash dividends that we have declared on our outstanding shares of common stock. No dividends were declared in 2006.

        Declared              Per Share      Aggregate Amount        Record Date            Payment Date
--------------------------- -------------- -------------------- ------------------------ ------------------
December 6, 2004             $  0.50         $  7.8 million     December 20, 2004        January 14, 2005
April 4, 2005                   0.30            4.6 million     April 25, 2005           May 16, 2005
December 19, 2005               0.30            4.6 million     December 30, 2005        January 13, 2006


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

                                                                  Dividends Paid            Dividends Available
      Regulated Subsidiary                         2006                2005        2004         1/1/2007
--------------------------------------------- ----------------- ------------------ ----- ------------------------
Pre-Paid Legal Casualty, Inc.                 $13.4 million     $ 4.1 million        -       $           -
Legal Service Plans of Virginia                      -            3.7 million        -         1.6 million


     At December 31, 2006 the amount of restricted net assets of consolidated subsidiaries was $22.6 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.


Recent Sales of Unregistered Securities

None.


Equity Compensation Plans

     The following table provides information with respect to our equity compensation plans as of December 31, 2006, (other than our tax qualified Employee Stock Ownership Plan designed to provide retirement benefits).

                                                                                            Number of securities
                                                                                           remaining available for
                                          Number of securities                              future issuance under
                                            to be issued upon        Weighted average        equity compensation
                                               exercise of          exercise price of         plans (excluding
                                          outstanding options,     outstanding options,    securities reflected in
                                           warrants and rights     warrants and rights           column (a))
        Plan Category                              (a)                    (b)                        (c)
---------------------------------------  ----------------------  ----------------------  --------------------------
Equity compensation plans approved by
  security holders (1).................             264,500               $  23.28                 1,346,252
Equity compensation plans not approved
  by security holders (2)..............               8,540                  22.87                         -
                                         ----------------------  ----------------------  --------------------------
Total..................................             273,040               $  23.26                 1,346,252
                                         ----------------------  ----------------------  --------------------------
-----------

(1) These stock options have been issued pursuant to our Stock Option Plan which has been approved by security holders. We do not expect to grant any additional options under this plan.

(2) These stock options have been issued to our Regional Vice Presidents ("RVPs") (described above) in order to encourage stock ownership by our RVPs and to increase the proprietary interest of such persons in our growth and financial success. These options have been granted periodically to RVPs since 1996. Options were granted at fair market value at the date of the grant and are generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. We discontinued the RVP stock option grants immediately after the 2003 fourth quarter stock options were awarded in the first quarter of 2004. There were 36,751 options granted to RVPs during 2004.


Issuer Purchases of Equity Securities

The following table provides information about our purchases of stock in the open market during the fourth quarter of 2006.

                                                                          Total Number of       Maximum Number of
                                                                        Shares Purchased as    Shares that May Yet
                                                                         Part of Publicly      Be Purchased Under
                            Total Number of      Average Price Paid     Announced Plans or        the Plans or
        Period             Shares Purchased           per Share              Programs             Programs (1)
-----------------------  ---------------------  ---------------------  ---------------------  ---------------------
October 2006...........          64,074                 $   42.61              64,074               1,139,798
November 2006..........         354,747                     42.70             354,747                 785,051
December 2006..........         158,456                     42.02             158,456                 626,595
                         ---------------------  ---------------------  ---------------------
Total..................         577,277                 $   42.50             577,277
                         ---------------------  ---------------------  ---------------------
-----------

(1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 12 million shares. The most recent authorization was for 1,000,000 additional shares June 28, 2006 and there has been no time limit set for completion of the repurchase program.

Shareholder Return Performance Graph

     The following graph compares the cumulative total shareholder returns of our Common Stock during the five years ended December 31, 2006 with the cumulative total shareholder returns of the Russell 2000 Index and the Hemscott, Inc. Personal Services industry index. The comparison assumes an investment of $100 on January 1, 2002 in each of our Common Stock, the Russell 2000 Index and Hemscott's Personal Services industry index and that any dividends were reinvested.

               Comparison of Cumulative Total Return of Our Stock,
                      Russell 2000 Index and Industry Index

                              ---------------------00----FISCAL YEAR ENDING-------------------------
COMPANY/INDEX/MARKET          12/31/2001  12/31/2002  12/31/2003  12/31/2004  12/31/2005  12/31/2006

Pre-Paid Legal Services, Inc.     100.00      119.63      119.27      173.29      179.78      184.11
Personal Services                 100.00       96.87      121.42      128.25      133.54      147.18
Russell 2000 Index                100.00       78.42      114.00      133.94      138.40      162.02






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

                                                                              Year Ended December 31,
                                                           -------------------------------------------------------------
                                                               2006        2005        2004         2003        2002
                                                           ----------   ----------  ----------   -----------  ----------
Income Statement Data:                                     (In thousands, except ratio, per share and Membership amounts)
  Revenues:
    Membership fees......................................  $  412,200   $  389,255  $  355,461   $ 330,322    $ 308,401
    Associate services...................................      26,857       28,963      24,901      25,704       37,418
    Other................................................       4,967        5,162       5,575       5,287        4,804
                                                           ----------   ----------  ----------   -----------  ----------
      Total revenues.....................................     444,024      423,380     385,937     361,313      350,623
                                                           ----------   ----------  ----------   -----------  ----------
  Costs and expenses:
    Membership benefits..................................     145,771      137,150     122,280     111,165      103,761
    Commissions..........................................     126,762      141,631     118,757     115,386      119,371
    Associate services and direct marketing..............      29,493       30,453      29,325      28,929       32,566
    General and administrative expenses..................      50,078       49,015      43,742      36,711       33,256
    Other, net...........................................      12,232       10,456       9,578       8,546        6,685
                                                           ----------   ----------  ----------   -----------  ----------
      Total costs and expenses...........................     364,336      368,705     323,682     300,737      295,639
                                                           ----------   ----------  ----------   -----------  ----------

Income before income taxes...............................      79,688       54,675      62,255      60,576       54,984
Provision for income taxes...............................      27,890       18,863      21,478      20,669       18,970
                                                           ----------   ----------  ----------   -----------  ----------
Net income...............................................   $  51,798    $  35,812   $  40,777   $  39,907    $  36,014
                                                           ----------   ----------  ----------   -----------  ----------

Basic earnings per common share..........................      $ 3.54       $ 2.31      $ 2.50      $ 2.28       $ 1.83
                                                           ----------   ----------  ----------   -----------  ----------

Diluted earnings per common share........................      $ 3.51       $ 2.29      $ 2.48      $ 2.27       $ 1.82
                                                           ----------   ----------  ----------   -----------  ----------

Dividends declared per common share......................   $     -      $     .60   $     .50   $     -      $     -

Weighted avg. number of common shares outstanding - basic      14,642       15,470      16,313      17,530       19,674
Weighted avg. number of common shares outstanding -
  diluted................................................      14,739       15,652      16,458      17,599       19,764


Membership Benefits Cost and Statistical Data:
  Membership benefits ratio (1)...........................       35.4%        35.2%       34.4%       33.7%        33.6%
  Commissions ratio (1)...................................       30.8%        36.4%       33.4%       34.9%        38.7%
  General and administrative expense ratio (1)............       12.1%        12.6%       12.3%       11.1%        10.8%
  Commission cost per new Membership sold.................   $     207    $     202   $     190   $     172    $     154
  New Memberships and stand-alone IDT plans sold..........     612,726      700,727     624,525     671,857      773,767
  Period end Memberships and stand-alone IDT plans in
   force..................................................   1,538,740    1,542,789   1,451,700   1,418,997    1,382,306
  New add-on IDT memberships sold.........................     389,157      441,108     335,792      89,928            -
  Period end add-on IDT memberships in force..............     540,253      461,094     283,889      86,602            -
  Average annual Membership fee...........................   $     293    $     287   $     274   $     262    $     256

Cash Flow Data:
Net cash provided before changes in assets and liabilities   $  60,832    $  45,434   $  51,689   $  47,731    $  42,699
Net cash provided by operating activities.................      54,385       50,131      47,263      51,693       52,073
Net cash used in investing activities.....................     (52,613)     (15,545)    (11,322)    (36,901)     (11,074)
Net cash used in financing  activities....................     (23,698)     (26,601)    (31,428)    (14,191)     (34,431)
Balance Sheet Data:
  Total assets............................................   $ 188,547    $ 164,865   $ 146,064   $ 131,012    $  96,836
  Total liabilities.......................................     157,687      113,471     114,617     101,438       61,864
  Stockholders' equity....................................      30,860       51,394      31,447      29,574       34,972
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


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
              RESULTS OF OPERATIONS.
              ----------------------

Overview of the Our Financial Model

     We are in one line of business - the marketing of legal expense and other complimentary plans primarily through a multi-level marketing force to individuals. Our principal revenues are derived from Membership fees, and to a much lesser extent, revenues from marketing associates. Our principal expenses are commissions, Membership benefits, associate services and direct marketing costs and general and administrative expense. The following table reflects the changes in these categories of revenues and expenses in the last three years (dollar amounts in 000's):


                                                       %                             %                             %
                                                     Change                        Change                        Change
                                            % of      from                % of      from                % of      from
                                            Total     Prior               Total     Prior               Total     Prior
                                  2006     Revenue    Year      2005     Revenue    Year      2004     Revenue    Year
Revenues:                       ---------  -------  --------  --------  --------  --------  --------  --------  --------
  Membership fees............   $412,200      92.8      5.9   $389,255      91.9      9.5   $355,461      92.1      7.6
  Associate services.........     26,857       6.1     (7.3)    28,963       6.9     16.3     24,901       6.5     (3.1)
  Other......................      4,967       1.1     (3.8)     5,162       1.2     (7.4)     5,575       1.4      5.5
                                ---------  -------  --------  --------  --------  --------  --------  --------  --------
                                 444,024     100.0      4.9    423,380     100.0      9.7    385,937     100.0      6.8
                                ---------  -------  --------  --------  --------  --------  --------  --------  --------
Costs and expenses:
  Membership benefits........    145,771      32.8      6.3    137,150      32.4     12.2    122,280      31.7     10.0
  Commissions................    126,762      28.6    (10.5)   141,631      33.5     19.3    118,757      30.8      2.9
  Associate services and
    direct marketing.........     29,493       6.6     (3.2)    30,453       7.2      3.9     29,325       7.6      1.4
  General and administrative.     50,078      11.3      2.2     49,015      11.6     12.1     43,742      11.3     19.2
  Other, net.................     12,232       2.8     17.0     10,456       2.5      9.2      9,578       2.5     12.1
                                ---------  -------  --------  --------  --------  --------  --------  --------  --------

                                 364,336      82.1     (1.2)   368,705      87.1     13.9    323,682      83.9      7.6
                                ---------  -------  --------  --------  --------  --------  --------  --------  --------
Provision for income taxes...     27,890       6.3     47.9     18,863       4.5    (12.2)    21,478       5.6      3.9
                                ---------  -------  --------  --------  --------  --------  --------  --------  --------
Net income...................   $ 51,798      11.7     44.6   $ 35,812       8.5    (12.2)  $ 40,777      10.6      2.2
                                ---------  -------  --------  --------  --------  --------  --------  --------  --------


The following table reflects certain data concerning our Membership sales and associate recruiting:

                                                                      % Change                 % Change
                                                                        from                     from
New Memberships:                                          12/31/2006  Prior Year  12/31/2005   Prior Year  12/31/2004
----------------                                          ----------  ----------  -----------  ----------  ----------
New legal service Membership sales.................         584,408      (12.3)     666,595        11.1      599,929
New "stand-alone" IDT Membership sales.............          28,318      (17.0)      34,132        38.7       24,596
                                                          ----------  ----------  -----------  ----------  ----------
Total new Membership sales.........................         612,726      (12.6)     700,727        12.2      624,525
                                                          ----------  ----------  -----------  ----------  ----------

New "add-on" IDT Membership sales..................         389,157      (11.8)     441,108        31.4      335,792
Average Annual Membership fee......................         $328.36        2.0      $322.04         6.2      $303.36
Active Memberships:
Active legal service memberships at end of period..       1,473,710       (1.1)   1,490,847         4.6    1,424,707
Active "stand-alone" IDT memberships at end of period        65,030       25.2       51,942        92.4       26,993
                                                          ----------  ----------  -----------  ----------  ----------
Total active memberships at end of period..........       1,538,740       (0.3)   1,542,789         6.3    1,451,700
                                                          ----------  ----------  -----------  ----------  ----------
Active "add-on" IDT memberships at end of period...         540,253       17.2      461,094        62.4      283,889
New Sales Associates:
New sales associates recruited.....................         172,999      (28.6)     242,223       125.2      107,552
Average enrollment fee paid by new sales associates          $49.69      (12.2)      $56.61       (60.3)     $142.49
Average Membership fee in force:
Average Annual Membership fee......................         $293.00        2.2       $286.60        4.6      $274.02




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

     Membership benefits expense is primarily determined by the number of active Memberships and the per capita contractual rate that exists between us and our benefits providers and during the last five years has been and is expected to continue to be a relatively consistent percentage of Membership revenues of approximately 33%-35% but could increase should the number of IDT memberships increase at a faster pace than the legal Memberships. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. We expense advance commissions ratably over the first month of the related Membership. The level of commission expense in relation to Membership revenues varies depending on the level of new Memberships written and is expected to be higher when we experience increases in new Membership sales. During the last five years this percentage has ranged from approximately 33% to 42% of Membership revenues. Associate services and direct marketing expenses are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to our eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the CFT training and incentive award program qualifications. Prior to 2003, these costs were more than offset by associate services revenue, however this did not occur in 2006, 2005 or 2004 primarily due to the lower entry fees charged during most of the periods. General and administrative expenses are expected to trend up in terms of dollars, but remain relatively constant as a percent of Membership fees. During the past five years, general and administrative expenses have ranged from 11% to 13% of Membership fees.

     The primary benchmarks monitored by us throughout the various periods include the number of active Memberships and their related retention characteristics, the number of new Memberships written, the number of new associates enrolled and the percentage of new associates that successfully meet the CFT qualification requirements.

     Although we have grown our Membership fees in each of the past 14 years, the rate of growth has not been one we find acceptable. We believe however, that our current product design, pricing parameters and business model are generally appropriate and we have no immediate plans to change these fundamental sectors. Our focus during 2007 will continue to be on improved training of our associates, enhancing the quality of sales tools provided to new and existing associates, providing incentives for associates to write consistent, quality business and continued emphasis on improving the basic retention characteristics of our Memberships.


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


     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis. Approximately 75% of our Membership fees are paid in advance and, therefore, are deferred and recognized over their respective periods. At December 31, 2006 the deferred revenue associated with the Membership fees was $21.1 million which is classified as a current liability.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as revised by SEC Staff Accounting Bulletin No. 104. At December 31, 2006 the deferred revenue associated with the Membership enrollment fees was $6.2 million, of which $3.6 million was classified as a current liability. We compute the expected Membership life using more than 20 years of actuarial data as explained in more detail in "Measures of Membership Retention" below. At December 31, 2006, management computed the expected Membership life to be approximately three years, which is unchanged from year end 2005. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force primarily from a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $50, $57 and $142 for 2006, 2005 and 2004, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $11) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2006 is estimated to be approximately five months, down slightly from six months at year end 2005. At December 31, 2006, the deferred revenue associated with sales associate enrollment fees was $888,000, which is classified as a current liability. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms ($6.8 million deferred at December 31, 2006 which is classified as a current asset) and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments, and were $6.2 million at December 31, 2006, of which $3.6 million is classified in current assets. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments, and were $728,000 at December 31, 2006, and are classified as a current asset. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue as discussed above. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, associate introduction kits, associate incentive programs, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention).

     Commissions to Associates
     Beginning with new Memberships written after March 1, 1995, we implemented a level commission schedule (approximately 27% per annum at December 31, 2001) with up to a three-year advance commission payment. Prior to March 1, 1995, our commission program provided for advance commission payments to associates of approximately 70% of first year Membership fees on new Membership sales and commissions were earned by the associate at a rate of approximately 16% in all subsequent years. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, we returned to a differential commission structure with rates of approximately 80% of first year Membership fees on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the first 12 month Membership retention rate of the associate's personal sales and those of his organization. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to a three year commission advance or the differential commission structure with a one year commission advance.

     Prior to January 1997 we advanced commissions at the time of sale of all new Memberships. In January 1997, we implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the CFT training program. For all sales beginning with the fourth Membership or all sales made by an associate successfully completing the CFT training program, we currently advance commission payments at the time of sale of a new Membership. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to one-year commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is 10, the overall initial advance may be paid to approximately 30 different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate's unearned advance commission balance to us.

     Although prior to March 1, 2002, we advanced our sales associates up to three years commission when a Membership was sold and subsequent to March 1, 2002, up to one year commission, the average commission advance paid to our sales associates as a group is actually less than the maximum amount possible because some associates choose to receive less than a full advance and we pay less than a full advance on some of our specialty products. In addition, we may from time to time place associates on a less than full advance basis if there are problems with the quality of the business being submitted or other performance problems with an associate. Additionally, we do not advance commissions on certain categories of group business which have historically demonstrated below average retention characteristics. Also, any residual commissions due an associate (defined as commission on an individual Membership after the advance has been earned) are retained to reduce any remaining unearned commission advance balances prior to being paid to that sales associate. For those associates that have made at least 10 personal sales, opened at least one group and personally write 15% or more of their organizational business, 15% of their commissions are set aside in individual reserve balance accounts, further reducing the amount of advance commissions. The average commission advance paid as a percentage of the maximum advance possible pursuant to our commission structures was approximately 78%, 75% and 78% during 2006, 2005 and 2004, respectively. The commission cost per new Membership sold has increased over the prior year by 2%, 6% and 10% for 2006, 2005 and 2004, respectively, and varies depending on the compensation structure that is in place at the time a new Membership is sold, the monthly Membership fee of the Membership sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the Membership sale. Should we add additional products, such as the Identity Theft Shield described above or add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates, the commission cost per new Membership will increase accordingly.

     We expense advance commissions ratably over the first month of the related Membership. At December 31, 2006, advance commissions deferred were $4.8 million and included as a current asset. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates for the following years ended December 31 were:





                                                                        2006            2005            2004
                                                                    ------------    ------------    ------------
                                                                                 (Amounts in 000's)
Beginning unearned advance commission balances (1)..............    $  195,792      $  183,060      $  191,894
Advance commissions, net of chargebacks and other...............       121,737         142,535         115,942
Earned commissions applied......................................      (124,983)       (127,084)       (122,393)
Advance commission write-offs...................................        (3,899)         (2,719)         (2,383)
                                                                    ------------    -------------   -------------
Ending unearned advance commission balances before estimated
  unrecoverable balances (1)....................................       188,647         195,792         183,060
Estimated unrecoverable advance commission balances (1)(2)......       (40,091)        (33,879)        (28,554)
                                                                    ------------    -------------   -------------
Ending unearned advance commission balances, net (1)............    $  148,556     $   161,913      $  154,506
                                                                    ------------    -------------   -------------

(1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

(2) Estimated unrecoverable advances increased as a percentage of ending advances from 16% at December 31, 2004 to 21% at December 31, 2006 primarily due to the change in the compensation structure described above from a 36-month possible advance to a 12-month possible advance and fewer new Memberships written during 2003 and 2004. The commission structure change allows the advances to be earned more quickly by the associate and the reduction in new Memberships written creates fewer new advances.

     The ending unearned advance commission balances, net, above includes net unearned advance commission balances of non-vested associates of $49 million, $40 million and $27 million at December 31, 2006, 2005 and 2004, respectively. As such, at December 31, 2006 future commissions and related expense will be reduced as unearned advance commission balances of $99 million are recovered. Commissions are earned by the associate as Membership fees are earned by us, usually on a monthly basis. We reduce unearned advance commission balances or remit payments to associates, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, we, except as described below, generate an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance on Memberships written prior to March 1, 2002, and 100% on any Memberships written thereafter. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three year commission advance and up to 50% chargebacks or the differential commission structure with a one year commission advance and up to 100% chargebacks. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. In order to encourage additional Membership sales, we waived chargebacks for associates that met certain criteria in December 2002 and March 2003, which effectively increased our commission expense. Any remaining unearned advance commission balance may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. We also have reduced chargebacks from 100% to 50% for certain senior marketing associates who have demonstrated the ability to maintain certain levels of sales over specified periods and maintain certain Membership retention levels. We may adjust chargebacks from time to time in the future in order to encourage certain production incentives.

     We have the contractual right to require associates to repay unearned advance commission balances from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission balances are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, we have not demanded repayments of the unearned advance commission balances from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt our relationships with our sales associates. This business decision by us has a significant effect on our cash flow by electing to defer collection of advance payments of which approximately $40.1 million were not expected to be collected from future commissions at December 31, 2006. However, we regularly review the unearned advance commission balance status of associates and will exercise our right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer "vested" because they fail to meet our established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result we have no continuing obligation to individually account to these associates as we do to active associates and are entitled to retain all commission earnings that would be otherwise payable to these terminated associates. We do continue to reduce the unearned advance commission balances for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission balances were less than $1,000 and the average balance was $413 at December 31, 2006.

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

     Changes in our estimates with respect to recoverability of unearned commissions could occur if the underlying Membership persistency changes from historical levels. Should Membership persistency decrease, the unearned commissions would be recovered over a longer period and the amount not recovered would most likely increase, although any increase in uncollectible unearned commissions would not have any immediate expense impact since the commission advances are expensed in the month they are incurred. Holding all other factors constant, the decline in persistency would also lead to lower Membership fees, less net income and less cash flow from operations. Conversely, should persistency increase, the unearned commissions would be recovered more quickly, the amount unrecovered would decrease and, holding all other factors constant, we would enjoy higher Membership fees, more net income and more cash flow from operations.

     Incentive awards payable
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period. The incentive awards payable at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. At December 31, 2006, the accrued amount payable was $2.9 million. Changes to any of these assumptions would directly affect the amount accrued but we do not expect any of the significant trends impacting this account to change significantly in the near term.

     Legal Contingencies
     We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on our financial condition or results of operation. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases, which at December 31, 2006 was $150,000. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of our lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and we do not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."


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

     Investment Policy
     Our investment policy is to some degree controlled by certain insurance regulations, which, coupled with management's own investment philosophy, results in a conservative investment portfolio that is not risk oriented. Our investments consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises, as well as mortgage-backed securities and state and municipal tax-exempt bonds, auction rate securities and EURO deposits. We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states.

     New Accounting Standards Issued
     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For us, Interpretation No. 48 was effective beginning January 1, 2007, and the cumulative effect adjustment, if any, will be recorded in the first quarter of 2007. We are currently evaluating the impact of the adoption of Interpretation No. 48 and have not yet determined the effect on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. We will be required to adopt SFAS No. 157 as of January 1, 2008 and are currently evaluating the impact of SFAS No. 157 and have not yet determined the effect on our earnings or financial position.

     In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by us in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ("EITF 06-3"). A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We are currently evaluating the impact of adopting EITF 06-3 on our consolidated financial statement disclosure.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities---Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for us January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.


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

     Measures of Membership retention of different sub-groups may vary. For example, our experience indicates that first year retention rate of Memberships owned by members who have accessed the services of the provider law firms historically have higher retention rates than those who have not. They also likely have a better understanding and appreciation of the benefits of the Membership, which may have contributed in fact to their decision to keep their Membership active.

     All aggregate measures of Membership retention or expected life may be impacted by shifts in the underlying enrollment mix of sub-groups that have different retention rates. A shift in mix alone could, over time, cause an increase in reported aggregate retention measures and expected member life, even if the retention rates within each sub-group do not change. It is important to note that all blended rates discussed here may reflect the impact of such shifts in enrollment mixes. At December 31, 2006, 395,068 of the active 1,538,740 Memberships were also vested associates which represent 26% of the total active Memberships compared to 27% at December 31, 2005 and 21% at December 31, 2004. The following table shows total new Memberships sold during each year and the number and percentage of Memberships sold to persons who are associates.


                Total New        Associate
   Year        Memberships      Memberships         Ratio
  -------      -----------      -----------        --------
   2002          773,767           119,326          15.4%
   2003          671,857            86,406          12.9%
   2004          624,525            89,230          14.3%
   2005          700,727           220,290          31.4%
   2006          612,726           134,789          22.0%


     Variations in Retention over Life of a Membership, Impact on Aggregate Measures
     Measures of member retention also vary significantly by the Membership age. Historically, we have observed that Memberships in their first year have a significantly higher lapse rate than Memberships in their second year, and so on. The following chart shows the historical observed lapse rates and corresponding yearly retention rates as a function of Membership age. For example, 49.4% of all new Memberships lapse during the first year, leaving 50.6% still in force at the end of the first year. More tenured Memberships have significantly lower lapse rates. For example, by year seven lapse rates are under 10% and annual retention exceeds 90%. The following table shows as of December 31, 2006 and 2005 our blended retention rate and lapse rates based on our historical experience for the last 25 years.

                        Membership Retention versus Membership Age
-----------------------------------------------------------------------------------------
       As of December 31, 2006                              As of December 31, 2005
-------------------------------------                 -----------------------------------
  Yearly                                                Yearly
  Lapse      Yearly     End of Year   Membership Year   Lapse      Yearly     End of Year
  Rate     Retention    Memberships                      Rate    Retention    Memberships
---------- ------------ ------------- --------------- ---------- ------------ -----------
                            100.0            0                                  100.0
    49.4%     50.6%          50.6            1            49.1%    50.9%         50.9
    31.6%     68.4%          34.6            2            31.8%    68.2%         34.7
    23.4%     76.6%          26.5            3            23.3%    76.7%         26.6
    18.3%     81.7%          21.7            4            16.5%    83.5%         22.2
    13.0%     87.0%          18.8            5            12.2%    87.8%         19.5
    10.1%     89.9%          16.9            6            10.3%    89.7%         17.5
     7.9%     92.1%          15.6            7             9.1%    90.9%         15.9


     Membership Persistency
     Our Membership persistency rate is a specific computation that measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus (ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2006, our annual Membership persistency rates, using the foregoing method, have averaged approximately 71.7%.

                Beginning             New                           Ending
   Year        Memberships        Memberships        Total        Memberships     Persistency
  --------   ---------------    ---------------  ------------- ---------------- ----------------
   2002         1,242,908           773,767        2,016,675       1,382,306          68.5%
   2003         1,382,306           671,857        2,054,163       1,418,997          69.1%
   2004         1,418,997           624,525        2,043,522       1,451,700          71.0%
   2005         1,451,700           700,727        2,152,427       1,542,789          71.7%
   2006         1,542,789           612,726        2,155,515       1,538,740          71.4%


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

     Expected Membership Life
     Using historical data through 2006 for all past Members enrolled, the expected Membership life can be computed to be approximately three years. This number represents the average number of years a new Membership can be expected to remain in force. Although about half of all new Memberships may lapse in the first year, the expected Membership life is much longer due to the contribution of higher annual retention rates in subsequent years.

     Since our experience is that the retention rate of a given generation of new Memberships improves with Membership age, the expected remaining Membership life of a Membership also increases with Membership age. For example, while a new Membership may have an expected Membership life of three years, the expected remaining Membership life of a Membership that reaches its first year anniversary is more than 4.5 years.

     Since the actual population of Memberships in force at any time is a distribution of ages from zero to more than 20 years, the expected remaining Membership life of the entire population at large greatly exceeds three years per Membership. As of December 31, 2006, based on the historical data described above, the current expected remaining Membership life of the actual population is over eight years per Membership. This measure is used by us to estimate the future revenues expected from Memberships currently in place.

     Expected Membership life measures are based on more than 25 years of historical Membership retention data, unlike the Membership persistency rate described above which is computed from, and determined by, the most recent one-year period only. Both or these measures however include data from Memberships of all Membership ages and hence are referred to as "blended" measures.

     Actions that May Impact Retention in the Future
     The potential impact on our future profitability and cash flow due to future changes in Membership retention can be significant. While blended retention rates have not changed dramatically over the past five years, we have implemented several initiatives aimed at improving the retention rate of both new and existing Memberships. Such initiatives include an optional revised compensation structure featuring variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate's personal sales and those of his organization and implementation of a "non-taken" administrative fee to sales associates of $35 for any Membership application that is processed but for which a payment is never received. We have designed and implemented an enhanced member "life cycle" communication process aimed at both increasing the overall amount of communication from us to the members as well as more specific target messaging to members based on the length of their Membership as well as utilization characteristics.

     During 2006, we began providing an additional service focused on Membership retention, Member Advantage Services, to our associates for a one time fee of $5.95 per Membership. This service consists of several out-bound calls, emails and letters by our employees during the first year of the Membership as well as out-bound calls to the member any time the Membership moves into pre-cancel status throughout the life of the Membership. We verify the Membership data in our files on the very first call and make any necessary changes immediately as well as fully explain the Membership benefits and answer any questions the member may have, essentially reselling the Membership. We provide Provider law firm contact information and make sure the member understands how to contact their Provider. We encourage our members to immediately begin the process of having their will prepared and also help the member begin the credit monitoring process for Identity Theft Shield members. We believe that such efforts may ultimately increase the utilization by members and therefore lead to higher retention rates. However, the effects of these efforts through 2006 on improving retention have not been meaningful. We intend to continue to develop programs and initiatives designed to improve retention.


Results of Operations

     Comparison of 2006 to 2005
     Net income for 2006 increased 45% to $51.8 million from $35.8 million for 2005. Diluted earnings per share for 2006 increased 53% to $3.51 per share from $2.29 per share for the prior year due to increased net income of 45% and an approximate 6% decrease in the weighted average number of outstanding shares. Membership revenues for 2006 were up 6% to $412.2 million from $389.3 million for the prior year marking the fourteenth consecutive year of increased Membership revenue.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 13% during 2006 to 612,726 from 700,727 during 2005. At December 31, 2006, there were 1,538,740 active Memberships in force compared to 1,542,789 at December 31, 2005, a decrease of less than 1%. Additionally, the average annual fee per Membership has increased from $287 for all Memberships in force at December 31, 2005 to $293 for all Memberships in force at December 31, 2006, a 2% increase, primarily as a result of increased sales of our Identity Theft Shield Membership during year 2006.

     Associate services revenue decreased 7% from $29.0 million for 2005 to $26.9 million during 2006 primarily as a result of fewer associates recruited. The eService fees totaled $12.8 million during 2006 compared to $10.8 million for 2005, an increase of 18%. We recognized revenue from associate fees of approximately $10.6 million during 2006 compared to $13.9 million during 2005, a decrease of 24%. New associates typically pay a fee ranging from $49 to $249, depending on special promotions we implement from time to time. Although the new enrollments of sales associates decreased 29% during 2006 to 172,999 from 242,223 for 2005, the average associate fee paid during 2006 was $49.69 compared to $56.61 for 2005, a decrease of 12%. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will continue to be largely offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue decreased 4%, from $5.2 million to $5.0 million primarily due to the decrease in revenue recognized from Membership enrollment fees.

     Primarily as a result of the increase in Membership fees, total revenues increased to $444.0 million for 2006 from $423.4 million during 2005, an increase of 5%.

     Membership benefits, which primarily represent payments to provider law firms and Kroll, totaled $145.8 million for 2006 compared to $137.2 million for 2005 and represented 35% of Membership fees for both years. This Membership benefits ratio (Membership benefits as a percentage of Membership fees) should remain near current levels as substantially all active Memberships provide for a capitated benefit in the absence of any changes in the capitated benefit level, which has not changed significantly since 1993. However, since the benefit ratio of the IDT Memberships is higher than the legal Memberships, we expect the benefits ratio to increase above 35% if we continue to increase the IDT Membership base and revenues.

     Commissions to associates decreased 10% from $141.6 million for 2005 to $126.8 million for 2006, and represented 36% and 31% of Membership fees for such years. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during 2006 totaled 612,726, a 13% decrease from the 700,727 sold during 2005, and the "add-on" IDT Membership sales which are not included in these totals decreased 12% to 389,157 for 2006 from 441,108 for 2005. Our average Annual Membership fee written during 2006 increased 2% to $328.36 from $322.04 for 2005. The decrease in the number of new Memberships sold during 2006 was more than offset by the increase in the average Annual Membership fee and resulted in a 6% increase in the Membership Fees written.

     Associate services and direct marketing expenses decreased to $29.5 million for 2006 from $30.5 million for 2005. Training fees and bonuses incurred were approximately $4.2 million during 2006 compared to $4.8 million in 2005. We also had a $1.2 million decrease in Players Club costs, a $770,000 decrease in new associate fulfillment costs and a $1.5 million decrease in the cost of supplies. These decreases were partially offset by the $3.5 million increase in direct marketing and marketing services costs. Training fees and bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by us, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2006 and 2005 were $50.1 million and $49.0 million, respectively, and represented 12.1% and 12.6%, respectively, of Membership fees for such years. Increases in the 2006 period were attributable primarily to higher employee costs.

     Other expenses, net, which includes depreciation and amortization, litigation accruals, premium taxes and interest expense reduced by interest income, increased 17% to $12.2 million for 2006 from $10.5 million for 2005. Depreciation and amortization increased to $8.3 million for 2006 from $7.5 million for 2005. Litigation accruals have been reduced $710,000 and $303,000 during 2006 and 2005, respectively. Premium taxes decreased from $2.1 million for 2005 to $1.8 million for 2006 due to certain premiums no longer being subject to premium taxes. Interest expense increased to $5.7 million for 2006 compared to $2.7 million for the prior year. Interest income increased to $2.9 million for 2006 from $1.5 million for 2005.

     The provision for income taxes increased during 2006 to $27.9 million compared to $18.9 million for 2005, representing 35.0% and 34.5%, respectively, of income before income taxes.

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

     Commissions to associates increased 19% from $118.8 million for 2004 to $141.6 million for 2005, and represented 33% and 36% of Membership fees for such years. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during 2005 totaled 700,727, a 12% increase from the 624,525 sold during 2004, but the "add-on" IDT Membership sales are not included in these totals and have increased 31% to 441,108 for 2005 from 335,792 for 2004 which increased our average Annual Membership fee 6% to $322.04 for 2005 from $303.36 for 2004. The increase in the number of new Memberships sold with an increase in the average Annual Membership fee resulted in a 19% increase in the Membership Fees written.

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

     The cash outlay related to Membership benefits is directly impacted by the number of active Memberships and the contractual rate that exists between us and our benefits providers. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. Cash requirements related to associate services and direct marketing activities are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to our eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the CFT training and incentive award program qualifications.

     Membership revenues are more than sufficient to fund the cash requirements for membership benefits (at approximately 34%-35% of Membership revenues), commissions (ranging from 31% to 39% of Membership revenues) and general and administrative expense (at approximately 12% of Membership revenues). We have generated significant cash flow from operations before changes in assets and liabilities of approximately $61 million, $45 million and $52 million in 2006, 2005 and 2004, respectively. As discussed below, we have used a significant portion of our cash flow to repurchase shares of our stock in the open market. Cash flow from operations could be reduced if we experienced significant growth in new members because of the negative cash flow characteristics of our commission advance policies discussed above.

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

     General
     Consolidated net cash provided by operating activities before changes in assets and liabilities was $60.8 million, $45.4 million and $51.7 million for 2006, 2005 and 2004, respectively. Consolidated net cash provided by operating activities was $54.4 million, $50.1 million and $47.3 million for 2006, 2005 and 2004, respectively. Cash provided by operating activities increased $4.3 million during 2006 compared to 2005 primarily due to a $16.0 million increase in net income partially offset by the $8.8 million change in accounts payable and accrued expenses and the $3.0 million change in deferred revenue and fees.

     Net cash used in investing activities was $52.6 million, $15.5 million and $11.3 million for 2006, 2005 and 2004, respectively. In addition to capital expenditures of $9.0 million, $14.8 million and $10.9 million during 2006, 2005 and 2004, respectively, our purchases of available-for-sale investments exceeded the maturities and sales of such investments by $43.7 million, $767,000 and $443,000 in 2006, 2005 and 2004, respectively.

     Net cash used in financing activities was $23.7 million, $26.6 million and $31.4 million for 2006, 2005 and 2004, respectively. This $2.9 million change during 2006 was primarily comprised of a $71.2 million increase in proceeds from issuance of debt and a $7.8 million decrease in dividends paid partially offset by the $61.8 million increase in purchases of treasury stock, an $11.1 million increase in repayment of debt and a $4.0 million decrease in proceeds from sale of common stock on exercise of options.

     We had a consolidated working capital surplus of $17.9 million at December 31, 2006, an increase of $21.0 million compared to a consolidated working capital deficit of $3.1 million at December 31, 2005. The increase was primarily due to the $35.5 million increase in current available-for-sale investments (representing in substantial part temporary investments of unexpended proceeds from our Wells Fargo loan described below), the $5.5 million decrease in accounts payable and accrued expenses and the $4.6 million decrease in dividends payable partially offset by the $21.9 million decrease in cash and cash equivalents and the $3.2 million increase in the current portion of notes payable. The $17.9 million working capital surplus at December 31, 2006 would have been $28.0 million in excess working capital excluding the $10.2 million of current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. Additionally, at the current rate of cash flow provided by operations ($54.4 million during 2006), we do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     We generally advance significant commissions to associates at the time a Membership is sold. We expense these advances ratably over the first month of the related Membership. During 2006, we paid advance commissions to associates of $121.7 million on new Membership sales compared to $142.5 million for 2005. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life. See Commissions to Associates above for additional information on advance commissions.

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 12 million shares during subsequent board meetings. At December 31, 2006, we had purchased 11.4 million treasury shares under these authorizations for $296.0 million, an average price of $26.02 per share, including $73.4 million of purchases in 2006. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact our liquidity, however, due to restrictions contained in our debt agreements with lenders, we are limited in our treasury stock purchases. At December 31, 2006, we had approximately $32 million availability under existing bank covenant restrictions to purchase additional treasury shares. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and our expected cash flows, management believes that purchasing treasury shares enhances shareholder value. We expect to continue our treasury stock program. From time to time, we evaluate alternative sources of financing to continue or accelerate this program.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our existing amount of cash and cash equivalents and unpledged investments at December 31, 2006 of $81.8 million. We expect to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, dividends, and advance repayment of debt subject to the restrictions contained in our debt agreements.

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

     On June 23, 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At December 31, 2006, we have the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million. During the six months ended December 31, 2006, we used a portion of the net proceeds to purchase 888,761 shares of treasury stock at a cost of $35.9 million, or an average price of $40.34 per share. The remaining proceeds will be used primarily to fund further share repurchases.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate plus 150 basis points or at the LIBOR plus 250 basis points. The interest rate at December 31, 2006 was 7.85%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the second year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

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

     * a requirement to maintain consolidated EBITDA for the twelve month period ending December 31, 2006 and each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);

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

     We were in compliance with these covenants at December 31, 2006.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We used the proceeds of the Term Facility to repay in full the $5.3 remaining balance of our existing stock loan with Bank of Oklahoma, N.A., First United Bank and Trust and Comerica Bank, which was originated in 2003 and the $10 million we borrowed from Bank of Oklahoma, N. A. earlier in June 2006. The related loan agreements were thereby terminated and the associated collateral was released. As a part of the transaction, we also amended our existing $20 million real estate loan which we incurred in 2002 to finance our new headquarters building in Ada, Oklahoma to extend the final maturity from September 2008 to August 2011. This loan, with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, remains secured by a mortgage on our headquarters, but the additional security interest in our membership contracts was released. The interest rate at December 31, 2006 was 7.60%. We will continue to be required to make the same monthly payments on this loan of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan was also amended to conform the financial covenants to those under the new Senior Loan.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 which began December 31, 2005 with the remaining balance payable in a final installment due November 30, 2012. The interest rate at December 31, 2006 was 7.10%. The loan is collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, PPLSIF and LSPV. The ability of these subsidiaries to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI, PPLSIF or LSPV, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. During February 2004, we made a capital contribution to a wholly-owned subsidiary of PPLCI, Pre-Paid Legal Services of Tennessee, Inc. in the amount of $600,000. At January 1, 2007, neither PPLCI nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. While PPLCI had surplus funds available for payment of an ordinary dividend, no such dividend was declared or paid during 2004. At January 1, 2007 LSPV had approximately $1.6 million available for payment of an ordinary dividend. At December 31, 2006 the amount of restricted net assets of consolidated subsidiaries was $22.6 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.


         Contractual Obligations
         The following table reflects our contractual obligations as of December 31, 2006.

                                                                   Payments Due by Period (In Thousands)
                                                        -------------------------------------------------------------
                                                                                                             More
                                                                     Less than                               than
      Contractual Obligations                              Total       1 year     1-3 years    3-5 years    5 years
--------------------------------------------------      -----------  -----------  ----------  ----------   ----------
Long-term debt....................................      $   91,970   $  18,437    $  36,874   $  32,148    $   4,511
Purchase obligations (1)..........................          22,774       5,815        5,864         897          198
Capital leases....................................           2,231         420          162         162        1,487
Deferred compensation plan........................           5,207           -            -           -        5,207
Operating leases..................................             576         144          142          60          230
                                                        -----------  -----------  ----------  ----------   ----------
Total (2).........................................      $  112,758   $  24,816    $  43,042   $  33,267    $  11,633
                                                        -----------  -----------  ----------  ----------   ----------

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


Forward-Looking Statements

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of December 31, 2006 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described below. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------------

         Disclosures About Market Risk

     Our consolidated balance sheets include a certain amount of assets and liabilities whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents the largest market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instrument and other general market conditions.

     As of December 31, 2006, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit, auction rate securities and EURO deposits. We do not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                          Hypothetical change     Estimated fair
                                                                             interest rate        after hypothetical
                                                            Fair value    (bp = basis points)   change in interest rate
                                                            -----------  ---------------------  -----------------------
                                                                        (Dollars in thousands)
Fixed-maturity investments at December 31, 2006 (1)....      $  31,420      100 bp increase           $  30,170
                                                                            200 bp increase              28,975
                                                                             50 bp decrease              31,965
                                                                            100 bp decrease              32,568


Fixed-maturity investments at December 31, 2005 (1)....      $  27,541      100 bp increase           $  26,129
                                                                            200 bp increase              24,809
                                                                             50 bp decrease              27,723
                                                                            100 bp decrease              28,613
--------------------

(1) Excluding short-term investments with a fair value of $42.4 million (Certificates of deposit, auction rate securities and EURO deposits) and $2.6 million at December 31, 2006 and 2005, respectively.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2006 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.4 million at that date. At December 31, 2005, and based on the fair value of fixed-maturity investments of $27.5 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of December 31, 2006, we had $92.0 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes it to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, interest expense would increase by approximately $920,000. As of December 31, 2006, we had not entered into any interest rate swap agreements with respect to the term loans.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as less than 2% of our revenues are derived outside of the United States.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------------


                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firm

Management's Annual Report on Internal Control over Financial Reporting

Consolidated Financial Statements
---------------------------------
Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Income - For the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows - For the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2007


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 27, 2007



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

     Based on the assessment, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control-Integrated Framework issued by COSO. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts and shares in 000's, except par values)

                                     ASSETS
                                                                                                December 31,
                                                                                          --------------------------
                                                                                             2006          2005
                                                                                          ------------  ------------
Current assets:
  Cash and cash equivalents............................................................   $    12,031   $    33,957
  Available-for-sale investments, at fair value........................................        42,275         6,742
  Membership fees receivable...........................................................         5,518         5,395
  Inventories..........................................................................         1,337         1,717
  Refundable income taxes..............................................................           653             -
  Deferred member and associate service costs..........................................        15,879        16,210
  Deferred income taxes................................................................         4,235         4,894
  Other assets.........................................................................         6,404         5,236
                                                                                          ------------  ------------
      Total current assets.............................................................        88,332        74,151
                                                                                          ------------  ------------
Available-for-sale investments, at fair value..........................................        27,461        19,213
Investments pledged....................................................................         4,145         4,307
Property and equipment, net............................................................        59,643        58,947
Deferred member and associate service costs............................................         2,636         3,003
Other assets...........................................................................         6,330         5,244
                                                                                          ------------  ------------
        Total assets...................................................................   $   188,547   $   164,865
                                                                                          ------------  ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $    11,995   $    11,638
  Deferred revenue and fees............................................................        26,040        26,287
  Current portion of capital leases payable............................................           340           321
  Current portion of notes payable.....................................................        18,437        15,250
  Common stock dividends payable.......................................................             -         4,643
  Accounts payable and accrued expenses................................................        13,645        19,095
                                                                                          ------------  ------------
    Total current liabilities..........................................................        70,457        77,234
                                                                                          ------------  ------------
  Capital leases payable...............................................................           957         1,296
  Notes payable........................................................................        73,533        23,220
  Deferred revenue and fees............................................................         2,636         3,007
  Deferred income taxes................................................................         4,897         4,782
  Other non-current liabilities........................................................         5,207         3,932
                                                                                          ------------  ------------
      Total liabilities................................................................       157,687       113,471
                                                                                          ------------  ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 18,488 and
    20,326 issued at December 31, 2006 and 2005, respectively..........................           185           203
  Retained earnings....................................................................       129,413       149,832
  Accumulated other comprehensive income...............................................           290           387
  Treasury stock, at cost; 4,852 shares held at December 31, 2006
    and 2005, respectively.............................................................       (99,028)      (99,028)
                                                                                          ------------  ------------
      Total stockholders' equity.......................................................        30,860        51,394
                                                                                          ------------  ------------
        Total liabilities and stockholders' equity.....................................   $   188,547   $   164,865
                                                                                          ------------  ------------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2006          2005          2004
                                                                         -------------- ------------- -------------
Revenues:
  Membership fees......................................................  $    412,200   $    389,255  $    355,461
  Associate services...................................................        26,857         28,963        24,901
  Other................................................................         4,967          5,162         5,575
                                                                         -------------- ------------- -------------
                                                                              444,024        423,380       385,937
                                                                         -------------- ------------- -------------
Costs and expenses:
  Membership benefits..................................................       145,771        137,150       122,280
  Commissions..........................................................       126,762        141,631       118,757
  Associate services and direct marketing..............................        29,493         30,453        29,325
  General and administrative...........................................        50,078         49,015        43,742
  Other, net...........................................................        12,232         10,456         9,578
                                                                         -------------- ------------- -------------
                                                                              364,336        368,705       323,682
                                                                         -------------- ------------- -------------

Income before income taxes.............................................        79,688         54,675        62,255
Provision for income taxes.............................................        27,890         18,863        21,478
                                                                         -------------- ------------- -------------
Net income.............................................................  $     51,798   $     35,812  $     40,777
                                                                         -------------- ------------- -------------

Basic earnings per common share........................................  $      3.54    $      2.31   $      2.50
                                                                         -------------- ------------- -------------

Diluted earnings per common share......................................  $      3.51    $      2.29   $      2.48
                                                                         -------------- ------------- -------------

Dividends declared per common share....................................  $       -      $       .60   $       .50
                                                                         -------------- ------------- -------------

   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                                                                          Year Ended December 31,
                                                                                     -----------------------------------
                                                                                        2006         2005         2004
                                                                                     ----------  ----------   ----------
Cash flows from operating activities:
Net income.......................................................................    $  51,798   $  35,812    $  40,777
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for deferred income taxes............................................          774         912        2,197
  Depreciation and amortization..................................................        8,260       7,489        7,709
  Tax benefit on exercise of stock options.......................................            -       1,221          775
  Compensation expense relating to contribution of stock to ESOP.................            -           -          231
                                                                                     ----------  ----------   ----------
    Cash provided by operating activities before changes in assets and liabilities      60,832      45,434       51,689

  Increase in accrued Membership fees receivable.................................         (123)       (434)        (386)
  Decrease (increase) decrease in inventories....................................          380         (94)        (766)
  (Increase) decrease in refundable income taxes.................................         (653)      1,241         (910)
  Decrease (increase) in deferred member and associate service costs.............          698      (1,213)      (1,410)
  Increase in other assets.......................................................       (2,254)     (2,914)      (2,431)
  Increase in Membership benefits................................................          357       1,298        1,051
  (Decrease) increase in deferred revenue and fees...............................         (618)      2,348         (147)
  Increase in other non-current liabilities......................................        1,275       1,138        1,349
  (Decrease) increase in accounts payable and accrued expenses...................       (5,509)      3,327         (776)
                                                                                     ----------  ----------   ----------
    Net cash provided by operating activities....................................       54,385      50,131       47,263
                                                                                     ----------  ----------   ----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (8,956)    (14,778)     (10,879)
  Purchases of investments - available-for-sale..................................     (179,799)    (18,312)     (24,135)
  Maturities and sales of investments - available-for-sale.......................      136,142      17,545       23,692
                                                                                     ----------  ----------   ----------
    Net cash used in investing activities........................................      (52,613)    (15,545)     (11,322)
                                                                                     ----------  ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of debt.................................................       85,000      13,829       19,000
  Repayments of debt.............................................................      (31,500)    (20,445)     (17,335)
  Proceeds from exercise of stock options........................................          485       4,439        5,176
  Tax benefit on exercise of stock options.......................................          703           -            -
  Purchases of treasury stock....................................................      (73,423)    (11,673)     (37,461)
  Decrease in capital lease obligations..........................................         (320)       (339)        (808)
  Dividends paid.................................................................       (4,643)    (12,412)           -
                                                                                     ----------  ----------   ----------
    Net cash used in financing activities........................................      (23,698)    (26,601)     (31,428)
                                                                                     ----------  ----------   ----------
Net increase in cash and cash equivalents........................................      (21,926)      7,985        4,513
Cash and cash equivalents at beginning of year...................................       33,957      25,972       21,459
                                                                                     ----------  ----------   ----------
Cash and cash equivalents at end of year.........................................    $  12,031   $  33,957    $  25,972
                                                                                     ----------  ----------   ----------
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized..............................    $   5,540   $   2,432    $   1,752
                                                                                     ----------  ----------   ----------
  Cash paid for income taxes.....................................................    $  28,780   $  13,350    $  19,429
                                                                                     ----------  ----------   ----------
  Non-cash activities - cash dividends declared but not paid.....................    $       -   $   4,643    $   7,796
                                                                                     ----------  ----------   ----------
  Non-cash activities - capital lease obligations incurred.......................    $       -   $       -    $   1,058
                                                                                     ----------  ----------   ----------
  Non-cash activities - asset additions due to trade-in allowance................    $       -   $     426    $       -
                                                                                     ----------  ----------   ----------
  Purchases of treasury stock pursuant to tender offer...........................    $   6,584   $       -    $       -
                                                                                     ----------  ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       (Amounts and shares in 000's, except dividend rates and par values)


                                                                  Retained    Accum.
                                                Common Stock      Earnings    OCI(1)     Treasury Stock       Total
                                              Shares    Amount                         Shares     Amount
                                             --------- --------- ----------- -------- --------- ----------- ---------
 January 1, 2004............................   21,674   $   217   $ 127,576   $  809     4,852   $(99,028)   $29,574
  Contributed to Company's ESOP plan.......        10         -         231        -         -          -        231
  Exercise of stock options and other......       234         2       5,174        -         -          -      5,176
  Income tax benefit related to exercise
    of stock options.......................         -         -         775        -         -          -        775
  Net income...............................         -         -      40,777        -         -          -     40,777
  Other comprehensive income...............         -         -           -      171         -          -        171
  Treasury shares purchased................         -         -           -        -     1,453    (37,461)   (37,461)
  Treasury shares retired..................    (1,453)      (14)    (37,447)       -    (1,453)    37,461          -
  Common stock dividends incurred..........         -         -      (7,796)       -         -          -     (7,796)
                                             --------- --------- ----------- -------- --------- ----------- ---------
December 31, 2004..........................    20,465       205     129,290      980     4,852    (99,028)    31,447
  Exercise of stock options and other......       197         1       4,438        -         -          -      4,439
  Income tax benefit related to exercise
    of stock options.......................         -         -       1,221        -         -          -      1,221
  Net income...............................         -         -      35,812        -         -          -     35,812
  Other comprehensive income...............         -         -           -     (593)        -          -       (593)
  Treasury shares purchased................         -         -           -        -       336    (11,673)   (11,673)
  Treasury shares retired..................      (336)       (3)    (11,670)       -      (336)    11,673          -
  Common stock dividends incurred..........         -         -      (9,259)       -         -          -     (9,259)
                                             --------- --------- ----------- -------- --------- ----------- ---------
December 31, 2005..........................    20,326       203     149,832      387     4,852    (99,028)    51,394
  Exercise of stock options and other......       121         1         484        -         -          -        485
  Income tax benefit related to exercise
    of stock options.......................         -         -         703        -         -          -        703
  Net income...............................         -         -      51,798        -         -          -     51,798
  Other comprehensive income...............         -         -           -      (97)        -          -        (97)
  Treasury shares purchased................         -         -           -        -     1,959    (73,423)   (73,423)
  Treasury shares retired..................    (1,959)      (19)    (73,404)       -    (1,959)    73,423          -
December 31, 2006..........................  --------- --------- ----------- -------- --------- ----------- ---------
                                               18,488   $   185   $ 129,413   $  290     4,852   $(99,028)   $30,860
                                             --------- --------- ----------- -------- --------- ----------- ---------


                         (1) Other Comprehensive Income                             Year Ended December 31,
                                                                                  -----------------------------
                                                                                   2006       2005      2004
                                                                                  --------  --------   --------
Net income....................................................................    $51,798   $35,812    $40,777

Other comprehensive income, net of tax:
  Foreign currency translation adjustment.....................................        (59)      100        153
                                                                                  --------  --------   --------
  Unrealized (losses) gains on investments:
    Unrealized holding (losses) gains arising during period...................        (14)     (871)       116
      Less: reclassification adjustment for losses (gains) included in net
        income................................................................        (24)      178        (98)
                                                                                  --------  --------   --------
                                                                                      (38)     (693)        18
                                                                                  --------  --------   --------
Other comprehensive income, net of income taxes of $(24), $(443) and $12 in
  2006, 2005 and 2004, respectively...........................................        (97)     (593)       171
                                                                                  --------  --------   --------

Comprehensive income..........................................................    $51,701   $35,219    $40,948
                                                                                  --------  --------   --------

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

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Parent") and subsidiaries (collectively, the "Company") develops and markets legal service plans (referred to as "Memberships"). The Memberships sold by us allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. During the third quarter of 2003, we began offering our Identity Theft Shield to new and existing members at $9.95 per month if added to a legal service Membership or it may be purchased separately for $12.95 per month. The nationwide provider of the Identity Theft Shield benefits and the Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by us to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2006, Memberships subject to the capitated benefit provider arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 5% of Members have elected to pay their fees in advance on an annual or semi-annual basis. At December 31, 2006, we had 1,538,740 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of the Memberships were in 29 states and provinces. The Memberships are marketed by an independent sales force referred to as "associates."

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

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis. Approximately 75% of our Membership fees are paid in advance and, therefore, are deferred and recognized over their respective periods.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs of $10 for 2006 are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). We compute the expected Membership life using more than 20 years of actuarial data. At December 31, 2006, we computed the expected Membership life to be approximately three years. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force primarily from a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $50, $57 and $142 for 2006, 2005 and 2004, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $11) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2006 is estimated to be approximately five months, down slightly from six months at year end 2005. At December 31, 2006 and 2005, the deferred revenue associated with sales associate enrollment fees was $888,000 and $1.6 million, respectively, which is classified as a current liability. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

     We also encourage participation in a field training program ("Certified Field Trainer", or "CFT") that allows an associate who successfully completes the program to advance through the various commission levels at a faster rate. Associate services revenue also includes revenue recognized on the sale of marketing supplies and promotional material to associates and includes fees related to our eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal e-mail account and multiple personalized web sites with "flash" movie presentations.

     Member and Associate Costs
     Deferred costs  represent the incremental  direct and origination  costs we incur in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, CFT bonuses, associate introduction kits, the associate incentive program, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention). Shipping and handling costs of $2.2 million in 2006 and $2.8 million in 2005 are primarily included in Associate services and direct marketing costs.

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

     Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R" or the "Statement"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

     Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our equity instruments to employees. Accordingly, no compensation expense was recognized in connection with the issuance of equity instruments to employees under any of our stock option plans for periods ended prior to January 1, 2006. The adoption of SFAS No. 123R primarily resulted in a change in our method of recognizing the fair value of share-based compensation. Our adoption of SFAS No. 123R did not result in our recording compensation expense for equity instruments issued to employees, since all options had vested, no modifications were made to existing options and no new options were granted.

     We did not grant any additional equity instruments to employees or modify any existing options and therefore did not recognize any share-based payments' expense from the issuance of equity instruments to employees in 2006. The options outstanding at December 31, 2005 did not affect 2006 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

     We used the modified prospective method at the date of adoption and therefore results for 2005 and 2004 have not been restated. Had compensation expense for employee stock options granted under our stock option plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the periods would have been the pro forma amounts indicated below:

                                                                                          Year Ended
                                                                                         December 31,
                                                                                   -------------------------
                                                                                      2005          2004
                                                                                   ------------- -----------
Net Income:
    As reported.............................................................       $    35,812   $    40,777
Deduct:
    Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
    Stock option plans......................................................              (117)         (441)
                                                                                   ------------- -----------
Pro forma net income........................................................       $    35,695   $    40,336
                                                                                   ------------- -----------

Basic Earnings Per Common Share:
    As reported.............................................................          $   2.31      $   2.50
    Pro forma...............................................................          $   2.31      $   2.47

Diluted Earnings Per Common Share:
    As reported.............................................................          $   2.29      $   2.48
    Pro forma...............................................................          $   2.28      $   2.45


     The pro forma amounts above were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       2005            2004
                                                   -----------     -------------
Risk free interest rate....................          5.16%            2.16%
Expected volatility........................         29.46            52.8
Dividend yield.............................          0.00             0.00
Weighted average expected life.............          5.92 years       3-5 years


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

     New Accounting Standards Issued
     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For us, Interpretation No. 48 was effective beginning January 1, 2007, and the cumulative effect adjustment, if any, will be recorded in the first quarter of 2007. We are currently evaluating the impact of the adoption of Interpretation No. 48 and have not yet determined the effect on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. We will be required to adopt SFAS No. 157 as of January 1, 2008 and are currently evaluating the impact of SFAS No. 157 and have not yet determined the effect on our earnings or financial position.

     In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by us in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ("EITF 06-3"). A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We are currently evaluating the impact of adopting EITF 06-3 on our consolidated financial statement disclosure.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities---Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for us January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.


Note 2 - Investments

     A summary of the amortized cost, unrealized gains and losses and fair values of our investments at December 31, 2006 and 2005 follows:

                                                                         December 31, 2006
                                                        ----------------------------------------------------
                                                         Amortized       Gross      Unrealized       Fair
Available-for-Sale                                         Cost          Gains        Losses        Value
-------------------                                     -------------- ------------ ----------- ------------
U.S. Government obligations........................      $   7,750     $     5      $  (131)    $   7,624
Corporate obligations..............................          1,991          11          (31)        1,971
Equity securities..................................            136           -          (40)           96
Obligations of state and political subdivisions....         59,265         150         (141)       59,274
Certificates of deposit............................          2,416           -            -         2,416
EURO...............................................          2,500           -            -         2,500
                                                        -------------- ------------ ----------- ------------
Total..............................................      $  74,058     $   166      $  (343)    $  73,881
                                                        -------------- ------------ ----------- ------------

                                                                         December 31, 2005
                                                        ----------------------------------------------------
                                                         Amortized       Gross      Unrealized       Fair
Available-for-Sale                                         Cost          Gains        Losses        Value
-------------------                                     -------------- ------------ ----------- ------------
U.S. Government obligations........................      $   9,482     $    65      $  (120)    $   9,427
Corporate obligations..............................          2,453           8          (80)        2,381
Equity securities..................................            136          23            -           159
Obligations of state and political subdivisions....         15,743         133         (142)       15,734
Certificates of deposit............................          2,561           -            -         2,561
                                                        -------------- ------------ ----------- ------------
Total..............................................      $  30,375     $   229      $  (342)    $  30,262
                                                        -------------- ------------ ----------- ------------

     In determining whether declines in the fair value of available-for-sale securities below their cost are other than temporary, management considers the financial condition of the issuer, causes for the decline in fair value (i.e., interest rate fluctuations or declines in creditworthiness) and severity and duration of the decline, among other things. At December 31, 2006 we had 193 securities (primarily municipal securities) with unrealized losses in four consecutive quarters with combined market losses of $327,000. These losses were determined to be temporary since substantially all of these securities were AAA rated and we intend to hold to maturity.

     The contractual maturities of our available-for-sale investments in debt securities and certificates of deposit at December 31, 2006 by maturity date follows:

                                                                        Amortized
                                                                           Cost       Fair Value
                                                                        -----------   -----------
                 One year or less...................................     $  45,335     $  45,321
                 Two years through five years.......................         5,940         5,871
                 Six years through ten years........................        14,742        14,682
                 More than ten years................................         7,905         7,911
                                                                        -----------   -----------
                 Total..............................................     $  73,922     $  73,785
                                                                        -----------   -----------


     Our investment securities are included in the accompanying consolidated balance sheets at December 31, 2006 and 2005 as follows:

                                                                              December 31,
                                                                        -------------------------
                                                                           2006          2005
                                                                        -----------   -----------
                 Available-for-sale investments (current)...........     $  42,275     $   6,742
                 Available-for-sale investments (non-current).......        27,461        19,213
                 Investments pledged................................         4,145         4,307
                                                                        -----------   -----------
                 Total..............................................     $  73,881     $  30,262
                                                                        -----------   -----------


     We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

                                                                              December 31,
                                                                        ---------------------------
                                                                           2006          2005
                                                                        ------------   ------------
                 Certificates of deposit............................     $   2,216     $   2,361
                 U. S. Government obligations.......................         1,929         1,946
                                                                        ------------   ------------
                 Total..............................................     $   4,145     $   4,307
                                                                        ------------   ------------



     Proceeds from sales of investments during 2006, 2005 and 2004 were $135.8 million, $13.2 million and $4.6 million, respectively, and resulted in gross realized gains of $43,000, $98,000 and $224,000 and gross realized losses of $82,000, $108,000 and $63,000, respectively.


Note 3 - Property and Equipment

         Property and equipment is comprised of the following:

                                                                                 December 31,
                                                                Estimated    -----------------------
                                                               Useful Life     2006         2005
                                                               -----------   ----------  -----------
                 Equipment, furniture and fixtures..........   3-10 years    $  37,650   $  34,204
                 Computer software..........................     3 years        13,263      11,461
                 Building and improvements..................   20-40 years      39,326      36,542
                 Automotive and aviation equipment..........   3-10 years       14,134      13,489
                 Land.......................................       N/A             445         170
                                                                             ----------  -----------
                                                                               104,818      95,866
                 Accumulated depreciation.................................     (45,175)    (36,919)
                                                                             ----------  -----------
                 Property and equipment, net..............................   $  59,643   $  58,947
                                                                             ----------  -----------

         As of December 31, 2006 and 2005, capitalized interest of $706,000 was included in the cost of the building. No interest was capitalized during 2006 or 2005.

Note 4 - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses are comprised of the following:

                                                                              December 31,
                                                                        ------------------------
                                                                           2006          2005
                                                                        ------------- ----------
                 Accounts payable...................................    $   5,077     $   6,303
                 Marketing bonuses payable..........................        1,455         2,099
                 Incentive awards payable...........................        2,922         3,082
                 Litigation accrual.................................          150         2,472
                 Other..............................................        4,041         5,139
                                                                        ------------- ----------
                 Total..............................................    $  13,645     $  19,095
                                                                        ------------- ----------


Note 5 - Notes Payable

     On June 23, 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At December 31, 2006, we have the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million. During the six months ended December 31, 2006, we used a portion of the net proceeds to purchase 888,761 shares of treasury stock at a cost of $35.9 million, or an average price of $40.34 per share. The remaining proceeds will be used primarily to fund further share repurchases.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate plus 150 basis points or at the LIBOR plus 250 basis points. The interest rate at December 31, 2006 was 7.85%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the second year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

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

     * a requirement to maintain consolidated EBITDA for the twelve month period ending December 31, 2006 and each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);

     * a requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least
          1.1 to 1;

     *    a requirement to maintain at least 1.3 million members; and

     * a requirement to ma divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1.

     We were in compliance with these covenants at December 31, 2006.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We used the proceeds of the Term Facility to repay in full the $5.3 remaining balance of our existing stock loan with Bank of Oklahoma, N.A., First United Bank and Trust and Comerica Bank, which was originated in 2003 and the $10 million we borrowed from Bank of Oklahoma, N. A. earlier in June 2006. The related loan agreements were thereby terminated and the associated collateral was released. As a part of the transaction, we also amended our existing $20 million real estate loan which we incurred in 2002 to finance our new headquarters building in Ada, Oklahoma to extend the final maturity from September 2008 to August 2011. This loan, with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, remains secured by a mortgage on our headquarters, but the additional security interest in our membership contracts was released. The interest rate at December 31, 2006 was 7.60%. We will continue to be required to make the same monthly payments on this loan of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan was also amended to conform the financial covenants to those under the new Senior Loan.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 which began December 31, 2005 with the remaining balance payable in a final installment due November 30, 2012. The interest rate at December 31, 2006 was 7.10%. The loan is collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

     A schedule of outstanding balances as of December 31, 2006 is as follows:

                     Senior loan................................   $  68,750
                     Real estate loan...........................      12,952
                     Aircraft loan..............................      10,268
                                                                   ----------
                     Total notes payable........................      91,970
                     Less: Current portion of notes payable.....     (18,437)
                                                                   ----------
                     Long term portion..........................   $  73,533
                                                                   ----------


         A schedule of future maturities as of December 31, 2006 is as follows:

                     Repayment Schedule commencing
                        January 2007:
                     Year 1.....................................   $  18,437
                     Year 2.....................................      18,437
                     Year 3.....................................      18,437
                     Year 4.....................................      18,437
                     Year 5.....................................      13,711
                     Thereafter.................................       4,511
                                                                   -----------
                     Total notes payable........................   $  91,970
                                                                   ----------


Note 6 - Income Taxes

         The provision for income taxes consists of the following:

                                                                    Year Ended December 31,
                                                               ------------------------------------
                                                                 2006         2005        2004
                                                               ----------  -----------  -----------
                 Current....................................   $  27,116   $  17,951    $  19,281
                 Deferred...................................         774         912        2,197
                                                               ----------  -----------  -----------
                   Total provision for income taxes.........   $  27,890   $  18,863    $  21,478
                                                               ----------  -----------  -----------


         A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                                    Year Ended December 31,
                                                               ------------------------------------
                                                                 2006         2005        2004
                                                               ----------  -----------  -----------
                 Statutory Federal income tax rate..........      35.0%       35.0%        35.0%
                 Tax exempt interest........................       (.7)        (.4)         (.2)
                 Wage tax credits...........................       (.3)        (.5)         (.5)
                 Other......................................       1.0          .4           .2
                                                               ----------  -----------  -----------
                 Effective income tax rate..................      35.0%       34.5%        34.5%
                                                               ----------  -----------  -----------





     Deferred tax liabilities and assets at December 31, 2006 and 2005 are comprised of the following:

                                                                            December 31,
                                                                        -----------------------
                                                                          2006        2005
                                                                        ----------- -----------
                 Deferred tax liabilities relating to:
                   Deferred member and associate service costs......    $   7,221   $   7,493
                   Property and equipment...........................        7,232       7,008
                                                                        ----------- -----------
                      Total deferred tax liabilities................       14,453      14,501
                                                                        ----------- -----------


                 Deferred tax assets relating to:
                   Expenses not yet deducted for tax purposes.......        2,079       2,497
                   Deferred revenue and fees........................       11,184      11,425
                   Unrealized investment losses, net................           69          44
                   Other............................................          459         647
                                                                        ----------- -----------
                      Total deferred tax assets.....................       13,791      14,613
                                                                        ----------- -----------
                   Net deferred tax (liability) asset...............    $    (662)  $     112
                                                                        ----------- -----------

     Our deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2006 and 2005 as follows.

                                                                            December 31,
                                                                        -----------------------
                                                                          2006        2005
                                                                        ----------- ----------
                 Deferred income taxes (current asset)..............     $   4,235  $   4,894
                 Deferred income taxes (non-current liability)......        (4,897)    (4,782)
                                                                        ----------- -----------
                 Net deferred tax (liability) asset.................     $    (662) $     112
                                                                        ----------- -----------


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

Note 7 - Stockholders' Equity

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 12 million shares during subsequent board meetings. At December 31, 2006, we had purchased 11.4 million treasury shares under these authorizations for a total consideration of $296.0 million, an average price of $26.02 per share. We purchased and formally retired 1,959,487 shares of our common stock during 2006 for $73.4 million, or an average price of $37.47 per share, reducing our common stock by $19,595 and our retained earnings by $73.4 million. At December 31, 2006 and 2005, we had 13.6 million and 15.5 million common shares outstanding, respectively, net of treasury shares. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

     Our ability to pay dividends is dependent in part on our ability to derive dividends from our subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. At January 1, 2007, neither PPLCI nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. During 2006, PPLCI declared and after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $13.4 million compared to the $4.1 million dividend paid to us during 2005. At January 1, 2007 LSPV had approximately $1.6 million available for payment of an ordinary dividend. At December 31, 2006 the amount of restricted net assets of consolidated subsidiaries was $22.6 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

Note 8 - Other Expenses, net

         The components of other expenses, net are as follows:

                                                                    Year Ended December 31,
                                                                -----------------------------------
                                                                 2006         2005        2004
                                                                ----------  ----------   ----------
                 Depreciation...............................    $  8,260    $  7,489     $  7,709
                 Premium taxes..............................       1,840       2,059        1,698
                 Interest expense...........................       5,726       2,682        1,990
                 Litigation accrual expense.................        (710)       (303)        (121)
                 Interest income............................      (2,884)     (1,471)      (1,698)
                                                                ----------  ----------   ----------
                   Total Other expenses, net................    $ 12,232    $ 10,456     $  9,578
                                                                ----------  ----------   ----------

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

                                                                            2006        2005
                                                                         ----------  -----------
Foreign currency translation adjustments.............................    $   397     $   456
Unrealized losses on investments, net of income taxes
  of $(70) and $(44).................................................       (107)        (69)
                                                                         ----------  -----------
  Accumulated other comprehensive income.............................    $   290     $   387
                                                                         ----------  -----------

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

     Agency's financial position and results of operations are included in our financial statements on a combined basis after elimination of intercompany transactions. Agency earned commissions, net of amounts paid directly to its agents by the underwriter, during 2006, 2005 and 2004 of $107,000, $114,000 and $220,000, respectively, through its sales of insurance products of an unaffiliated company. Agency had net income of $7,000, $16,000 and $127,000 for the years ended December 31, 2006, 2005 and 2004, respectively, after incurring commissions earned by Mr. Stonecipher of $58,000, $57,000 and $55,000, respectively, and annual management fees paid to us of $36,000 for 2006, 2005 and 2004.

     John W. Hail, one of our directors, served as our Executive Vice President, Director and Agency Director from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was our exclusive marketing agent from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and us entered into during the period in which Mr. Hail was one of our executive officers, Mr. Hail receives override commissions from renewals of certain Memberships initially sold by us during such period. During 2006, 2005 and 2004, such override commissions on renewals totaled $71,000, $75,000 and $79,000, respectively. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with us, including TVC Marketing, Inc., but which were engaged in the marketing of our legal service Memberships and which earn renewal commissions from Memberships previously sold. These entities earned renewal commissions of $519,000, $551,000 and $557,000 during 2006, 2005 and 2004, respectively, of which $273,000, $314,000 and
$322,000, respectively, was passed through as commissions to their sales agents.

Note 11 - Leases

     At December 31, 2006, we were committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $143,000, $108,000 and $79,000 in 2006, 2005 and 2004, respectively.

     Future  commitments   commencing  January  2007  related  to  noncancelable
operating leases are as follows:

Year Ended December 31,
2007...............................................     $     144
2008...............................................           101
2009...............................................            41
2010...............................................            36
2011...............................................            24
Thereafter.........................................           230
                                                        ------------
Total operating lease commitments..................     $     576
                                                        ------------

     Future minimum lease payments commencing in January 2007 related to capital leases are as follows:

Year Ended December 31,
2007...............................................     $     420
2008...............................................            81
2009...............................................            81
2010...............................................            81
2011...............................................            81
Thereafter.........................................         1,487
                                                        ------------
Total minimum lease payments.......................         2,231
Less: Imputed interest.............................          (934)
                                                        ------------
Present value of net minimum lease payments........         1,297
Less: Current portion..............................          (340)
                                                        ------------
Non current portion of capital leases payable......     $     957
                                                        ------------


     We entered into two capital leases near the end of 2002 and one early in 2003 to acquire equipment and buildings. These capital leases expire at various dates through 2032. The capital lease assets are included in property and equipment as follows at December 31, 2006 and December 31, 2005.

                                                               December 31,
                                                       -------------------------
                                                           2006          2005
                                                       ------------  -----------
Equipment, furniture and fixtures..................    $   1,670     $   1,670
Buildings and improvements.........................          314           314
                                                       ------------  -----------
                                                           1,984         1,984
Less: accumulated amortization.....................         (798)         (445)
Net capital lease assets...........................    ------------  -----------
                                                       $   1,186     $   1,539
                                                       ------------  -----------


Note 12 - Commitments and Contingencies

     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. At one time, we were aware of 11 separate lawsuits involving approximately 400 plaintiffs in multiple counties in Mississippi. These cases seek varying amounts of actual and punitive damages. We tried three separate lawsuits in Mississippi. On September 11, 2006 we reached a settlement agreement with counsel for the more than 400 plaintiffs in numerous pending cases in Mississippi. For an amount significantly less than our then accrued reserves of $2.5 million, all pending litigation against us is being resolved in Mississippi, including the Barbara Booth v. Pre-Paid Legal Services, Inc. case in which the $9.9 million punitive damage verdict was entered. Settlement and dismissal of almost all pending litigation has been approved by the plaintiffs.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2006 was $150,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at December 31, 2006 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

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

     The Plan previously provided for automatic grants of options to our non-employee directors. Under the Plan, each incumbent non-employee director and any new non-employee director received options to purchase 10,000 shares of common stock on March 1 of each year. The options granted each year were immediately exercisable as to 2,500 shares and vested in additional increments of 2,500 shares on the following June 1st, September 1st, and December 1st in the year of grant, subject to continued service by the non-employee director during such periods. Options granted to non-employee directors under the Plan have an exercise price equal to the closing price of the common stock on the date of grant. These automatic grants of options to non-employee directors were eliminated effective January 1, 2005, and therefore no further grants to non-employee directors have been made.

     Also included below are stock options that were issued to our Regional Vice Presidents ("RVPs") in order to encourage stock ownership by our RVPs and to increase the proprietary interest of such persons in our growth and financial success. These options have been granted periodically to RVPs since 1996. Options were granted at fair market value at the date of the grant and were generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. Although there we no options granted to RVPs during 2006 or 2005, there were 36,751 total options granted to RVPs in the year ended December 31, 2004. We discontinued the RVP stock option grants immediately after the 2003 fourth quarter stock options were awarded in the first quarter of 2004.

     A summary of the status of our total stock option activity as of December 31, 2006, 2005 and 2004, and for the years ended on those dates is presented below:

                                                     2006                      2005                       2004
                                          -------------------------  ------------------------  -------------------------
                                                          Weighted                  Weighted                   Weighted
                                                          Average                    Average                   Average
                                                          Exercise                  Exercise                   Exercise
                                             Shares        Price        Shares        Price        Shares       Price
                                          ------------   ----------  -----------   ----------  -------------  ----------
Outstanding at beginning of year.......       507,167    $   20.94      862,490    $   23.88     1,275,499    $   24.06
Granted................................             -         -               -         -           76,751        23.42
Exercised..............................      (226,719)       18.07     (345,642)       28.24      (234,170)       22.10
Terminated.............................        (7,408)       23.29       (9,681)       22.33      (255,590)       26.27
                                          ------------   ----------  -----------   ----------  -------------  ----------
Outstanding at end of year.............       273,040    $   23.26      507,167    $   20.94       862,490    $   23.88
                                          ------------   ----------  -----------   ----------  -------------  ----------
Options exercisable at year end........       273,040    $   23.26      507,167    $   20.94       837,490    $   23.99
                                          ------------   ----------  -----------   ----------  -------------  ----------
Aggregate intrinsic value of outstanding
options................................      $  4,332                 $  8,757                   $ 11,158
                                             ---------                ----------                 ----------
Intrinsic value of options exercised...      $  3,776                 $  3,357                   $  1,987
                                             ---------                ----------                 ----------
Fair value of options vested during
period.................................      $      -                 $    180                   $    678
                                             ---------                ----------                 ----------
Weighted average grant date fair value
per share..............................         N/A                      N/A                     $   8.74
                                             ---------                ----------                 ----------

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

                                                            Weighted Average
         Range of                                              Remaining              Weighted Average
      Exercise Prices           Number Outstanding         Contractual Life            Exercise Price
    ------------------------ ------------------------  -------------------------  -----------------------
      $17.03 - $19.20                  47,000                     3.78                    $   18.92
      $22.21 - $24.20                 193,540                      .66                        24.06
      $24.46 - $26.11                  32,500                      .82                        24.84
                             ------------------------  -------------------------  ------------------------
                                      273,040                     1.21                    $   23.26
                             ------------------------  -------------------------  ------------------------

     During 1988, we adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Prior to December 31, 2006, up to seventy-five percent of the contributions made by employees were used to purchase Company common stock with the remaining twenty-five percent allocated to other investment options within the plan. For plan years beginning after December 31, 2006, the plan allows participants to move any portion of their account that is invested in our stock from that investment into other investment alternatives under the plan. At our option, we may make matching contributions to the plan, and recorded expense of $459,000, $445,000 and $342,000 for 2006, 2005 and 2004
respectively, based on contributions of cash during 2006 and 2005 and contributions of Company stock of 10,100 shares during 2004.

     In November 2002, we adopted a deferred compensation plan, which permits executive officers and key employees to defer receipt of a portion of their compensation. Deferred amounts accrue hypothetical returns based upon investment options selected by the participant. We have amended the deferred compensation plan, effective January 1, 2005, to comply with new provisions of Section 409A of the Internal Revenue Code. Deferred amounts are paid in cash based on the value of the investment option and are generally payable following termination of employment in a lump sum or in installments as elected by the participant, but the plan provides for financial hardship distributions, distributions in the event of total disability or death and distributions upon a change in control. The plan also provides for a death benefit of $500,000 for each participant. Although the plan is unfunded and represents an unsecured liability of ours to the participants, we have purchased variable life insurance policies owned by us to insure the lives of the group of participants and to finance our obligations under the plan. As of December 31, 2006 and 2005, we had an aggregate deferred compensation liability of $5.2 million and $3.9 million, respectively, which is included in other non-current liabilities. At December 31, 2006, the cash value of the underlying insurance policies owned by us was $4.7 million and included in other assets.

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

                                                                                  Year Ended December 31,
                                                                                ------------------------------
Basic Earnings Per Share:                                                        2006       2005       2004
                                                                                --------  --------   ---------
Earnings:
Income........................................................................  $ 51,798  $ 35,812   $ 40,777
                                                                                --------  --------   ---------
Shares:
Weighted average shares outstanding...........................................    14,642    15,470     16,313
                                                                                --------  --------   ---------

Diluted Earnings Per Share:
Earnings:
Income after assumed conversions..............................................  $ 51,798  $ 35,812   $ 40,777
                                                                                --------  --------   ---------
Shares:
Weighted average shares outstanding...........................................    14,642    15,470     16,313
Assumed exercise of options...................................................        97       182        145
                                                                                --------  --------   ---------
Weighted average number of shares, as adjusted................................    14,739    15,652     16,458
                                                                                --------  --------   ---------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 218,000 shares with an average exercise price of $32.05 were excluded from the calculation of diluted earnings per share for the year ended December 31, 2004. No options were excluded from the diluted earnings per share calculation for the years ended December 31, 2006 and 2005.


Note 15 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2006 and 2005.

                                    Selected Quarterly Financial Data
                                 (In thousands, except per share amounts)

                        2006                          1st Quarter  2nd Quarter   3rd Quarter  4th Quarter
---------------------------------------------------   ------------ ------------- ------------ ------------
Revenues...........................................    $ 109,960    $ 111,198     $ 111,194    $ 111,672
Net income.........................................       13,071       12,090        13,406       13,231

Basic income per common share (1):
  Net Income.......................................    $     .85    $     .81     $     .93    $     .95

Diluted income per common share (1):
  Net Income.......................................    $     .84    $     .81     $     .93    $     .94



                        2005
---------------------------------------------------
Revenues...........................................    $ 100,895    $ 105,619     $ 107,582    $ 109,284
Net income.........................................        8,948        6,853         8,644       11,367

Basic income per common share (1):
  Net Income.......................................    $     .57    $     .45     $     .56    $     .73

Diluted income per common share (1):
  Net Income.......................................    $     .57    $     .44     $     .55    $     .73


     (1) The sum of EPS for the four quarters may differ from the annual EPS due to rounding and the required method of computing weighted average number of shares in the respective periods.


Note 16 - Segment Information

     We operate a consistent business model, marketing Memberships to our customers in the United States and four Canadian provinces. We maintain regional geographic management to facilitate local execution of our marketing strategies. However, the most significant performance evaluations and resource allocations made by our chief operating decision makers are made on a global basis. As such, we have concluded that we maintain one operating and reportable segment. Substantially all of our business is currently conducted in the United States. Revenues from our Canadian operations for 2006, 2005 and 2004 were $7.1 million, $6.0 million and $4.7 million, respectively. We have no significant long-lived assets located in Canada.



ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------------
              AND FINANCIAL DISCLOSURE.
              -------------------------
Not applicable.


ITEM 9A.      CONTROLS AND PROCEDURES.
--------------------------------------

Controls and Procedures

     Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Chief Financial Officer) have evaluated our disclosure controls and procedures as of December 31, 2006, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 U.S.C. ss. 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the fourth quarter of 2006, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2006 as reflected in our report included in Item 8 above.

     Grant Thornton LLP, our independent registered public accounting firm, audited management's assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth in
Item 8 above.


Certifications

     Our Chief Executive and Chief Financial Officers have completed the certifications required to be filed as an Exhibit to this Report (See Exhibits
31.1 and 31.2) relating to the design of our disclosure controls and procedures and the design of our internal control over financial reporting.


ITEM 9B.      OTHER INFORMATION.
--------------------------------

None.





                                    PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10 through 14 of Form 10-K are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2007.


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

                                          PRE-PAID LEGAL SERVICES, INC.

Date: February 27, 2007                   By:    /s/ Randy Harp
                                          --------------------------------------
                                                 Randy Harp
                                                 Chief Operating Officer

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

                       Name                                         Position                         Date
                       ----                                         --------                         ----

            /s/ Harland C. Stonecipher                 Chairman of the Board of Directors     February 27, 2007
----------------------------------------------------     (Principal Executive Officer)
              Harland C. Stonecipher


                  /s/ Randy Harp                            Chief Operating Officer           February 27, 2007
----------------------------------------------------
                    Randy Harp


                /s/ Steve Williamson                        Chief Financial Officer           February 27, 2007
----------------------------------------------------       (Principal Financial and
                                                              Accounting Officer)
                 Steve Williamson

              /s/ Orland G. Aldridge                                Director                  February 27, 2007
----------------------------------------------------
                Orland G. Aldridge


               /s/ Martin H. Belsky                                 Director                  February 27, 2007
----------------------------------------------------
                 Martin H. Belsky


              /s/ Peter K. Grunebaum                                Director                  February 27, 2007
----------------------------------------------------
                Peter K. Grunebaum


                 /s/ John W. Hail                                   Director                  February 27, 2007
----------------------------------------------------
                   John W. Hail


                /s/ Thomas W. Smith                                 Director                  February 27, 2007
----------------------------------------------------
                  Thomas W. Smith






PRE-PAID LEGAL SERVICES, INC AND SUBSIDIARIES
Schedule I - Condensed Financial Information of the Registrant

                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 BALANCE SHEETS
                               (Amounts in 000's)

                                     ASSETS

                                                                                               December 31,
                                                                                          -----------------------
                                                                                             2006        2005
                                                                                          ----------   ----------
Current assets:
  Cash and cash equivalents............................................................   $   9,245    $  28,505
  Available-for-sale investments, at fair value........................................      39,950            -
  Membership income receivable.........................................................       4,156        3,971
  Inventories..........................................................................       1,337        1,717
  Refundable income taxes..............................................................         653            -
  Deferred member and associate service costs..........................................      14,491       14,854
  Other assets.........................................................................       2,634        2,874
                                                                                          ----------   ----------
      Total current assets.............................................................      72,466       51,921
                                                                                          ----------   ----------
Available-for-sale investments, at fair value..........................................         147          239
Investments pledged....................................................................         323          374
Property and equipment, net............................................................      59,108       58,702
Investments in and amounts due to/from subsidiaries, net...............................      48,679       39,626
Deferred member and associate service costs............................................       2,406        2,752
Other assets...........................................................................       6,847        5,755
                                                                                          ----------   ----------
        Total assets...................................................................   $ 189,976    $ 159,369
                                                                                          ----------   ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................   $  11,588    $  11,241
  Deferred revenue and fees............................................................      22,192       21,767
  Current portion of capital leases payable............................................         340          321
  Current portion of notes payable.....................................................      18,437       15,250
  Common stock dividends payable.......................................................           -        4,643
  Accounts payable and accrued expenses................................................      13,141       18,335
                                                                                          ----------   ----------
    Total current liabilities..........................................................      65,698       71,557
                                                                                          ----------   ----------
  Capital leases payable...............................................................         957        1,296
  Notes payable........................................................................      73,533       23,220
  Deferred revenue and fees............................................................       1,479        2,490
  Deferred income taxes................................................................      12,241        5,480
  Other non-current liabilities........................................................       5,208        3,932
                                                                                          ----------   ----------
      Total liabilities................................................................     159,116      107,975
                                                                                          ----------   ----------
Stockholders' equity:
  Common stock.........................................................................         185          203
  Retained earnings....................................................................     129,413      149,832
  Accumulated other comprehensive income...............................................         290          387
  Treasury stock, at cost..............................................................     (99,028)     (99,028)
                                                                                          ----------   ----------
      Total stockholders' equity.......................................................      30,860       51,394
                                                                                          ----------   ----------
        Total liabilities and stockholders' equity.....................................   $ 189,976    $ 159,369
                                                                                          ----------   ----------



            See accompanying notes to codensed financial statements.




                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF INCOME
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2006          2005          2004
                                                                          ------------   ------------- ------------
Revenues:
  Membership fees......................................................   $   309,765    $   289,553   $   260,959
  Associate services...................................................        26,674         28,683        24,618
  Other................................................................         4,717          4,714         5,247
                                                                          ------------   ------------- ------------
                                                                              341,156        322,950       290,824
                                                                          ------------   ------------- ------------
Costs and expenses:
  Membership benefits..................................................       110,415        102,354        89,016
  Commissions..........................................................        98,249        111,129        88,963
  Associate services and direct marketing..............................        29,381         30,311        24,618
  General and administrative...........................................        31,362         30,127        32,037
  Other, net...........................................................         9,626          9,385         9,157
                                                                          ------------   ------------- ------------
                                                                              279,033        283,306       243,791
                                                                          ------------   ------------- ------------
Income before income taxes and equity in net income of subsidiaries....        62,123         39,644        47,033
Provision for income taxes.............................................        21,746         13,677        16,226
                                                                          ------------   ------------- ------------
Income before equity in net income of subsidiaries.....................        40,377         25,967        30,807
Equity in net income of subsidiaries...................................        11,421          9,845         9,970
                                                                          ------------   ------------- ------------
Net income.............................................................   $    51,798    $    35,812   $    40,777
                                                                          ------------   ------------- ------------

           See accompanying notes to condensed financial statements.


                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                           -----------------------------------------
                                                                              2006          2005          2004
                                                                           ------------   ------------  ------------
Net cash provided by operating activities..............................    $   52,899     $   46,586    $   38,393
                                                                           ------------   ------------  ------------
Cash flows from investing activities:
  Additions to property and equipment..................................        (8,631)       (14,778)      (10,879)
  Purchases of investments - available-for-sale........................      (164,309)             -        (2,858)
  Maturities and sales of investments - available-for-sale.............       124,479            307        11,783
                                                                           ------------   ------------  ------------
    Net cash used in investing activities..............................       (48,461)       (14,471)       (1,954)
                                                                           ------------   ------------  ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options..............................           485          4,439         5,176
  Tax benefit on exercise of stock options.............................           703              -             -
  Decrease in capital lease obligations................................          (320)          (339)         (808)
  Purchases of treasury stock..........................................       (73,423)       (11,673)      (37,462)
  Proceeds from issuance of debt.......................................        85,000         13,829        19,000
  Repayments of debt...................................................       (31,500)       (20,445)      (17,335)
  Dividends paid.......................................................        (4,643)       (12,412)            -
                                                                           ------------   ------------  ------------
    Net cash used in financing activities..............................       (23,698)       (26,601)      (31,429)
                                                                           ------------   ------------  ------------
Net increase in cash and cash equivalents..............................       (19,260)         5,514         5,010
Cash and cash equivalents at beginning of year.........................        28,505         22,991        17,981
                                                                           ------------   ------------  ------------
Cash and cash equivalents at end of year...............................    $    9,245     $   28,505    $   22,991
                                                                           ------------   ------------  ------------

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized....................    $    5,536     $    2,432    $    1,752
                                                                           ------------   ------------  ------------
  Cash paid for income taxes...........................................    $   28,710     $   13,350    $   19,429
                                                                           ------------   ------------  ------------
  Non-cash activities - cash dividends declared but not paid...........    $        -     $    4,643    $    7,796
                                                                           ------------   ------------  ------------
  Non-cash activities - capital lease obligations incurred.............    $        -     $        -    $    1,058
                                                                           ------------   ------------  ------------
  Non-cash activities - asset additions due to trade-in allowance......    $        -     $      426    $        -
                                                                           ------------   ------------  ------------
  Purchases of treasury stock pursuant to tender offer.................    $    6,584     $        -    $        -
                                                                           ------------   ------------  ------------

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

Dividends from Subsidiaries
Dividends paid to the Parent Company from its subsidiaries are accounted for by the equity method. During 2006, PPLCI declared and after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $13.4 million compared to the $4.1 million dividend paid to us during 2005. No dividends were declared or paid by PPLCI during 2004.





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

*10.1           Employment Agreement effective January 1, 1993 between the Company and Harland C.Stonecipher (Incor-
                porated by reference to Exhibit 10.1 of the Company's Annual Report on  Form  10-KSB  for  the  year ended December 31, 1992)

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

*10.4           Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher (Incorpor-
                ated  by  reference  to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended
                December 31, 1986)

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

 10.9           Form of Mortgage  dated July 23, 2002 between Bank of Oklahoma,  N.A. and the Company  (Incorporated
                by  reference  to Exhibit  10.3 of the  Company's  Quarterly  Report on Form 10-Q for the six months ended June 30, 2002)

*10.10          Deferred  compensation plan effective  November 6, 2002  (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

*10.11          Amended Deferred Compensation Plan effective January 1, 2005 (Incorporated  by  reference to Exhibit
                10.16 of the Company's Report on Form 10-K for the year ended December 31, 2004)

 10.12          Purchase   Agreement   dated  August  19,  2005  between  us  and  Learjet,   Inc.,  with  Addendum.
                (Incorporated  by  reference to Exhibit  10.1 of the  Company's  Report on Form 8-K dated August 19,
                2005)

 10.13          Loan Agreement dated November 30, 2005 between  Pre-Paid legal  Services,  Inc and Bank of Oklahoma,
                N.A. and First  United Bank and Trust  (Incorporated  by reference to Exhibit 10.1 of the  Company's
                Report on Form 8-K dated November 30, 2005)

 10.14          Aircraft  Chattel  Mortgage,  Security  Agreement and  Assignment  of Rents dated  November 30, 2005 between  Pre-Paid  legal  Services,  Inc and Bank of Oklahoma,  N.A. and First United Bank and Trust
                (Incorporated  by reference to Exhibit 10.2 of the Company's  Report on Form 8-K dated  November 30,
                2005)

 10.15          Credit  Agreement  dated June 23, 2006 among Pre-Paid  Legal  Services,  Inc, the lenders  signatory thereto and Wells Fargo Foothill,  Inc. as Arranger and  Administrative  Agent and Bank of Oklahoma,
                N.A.  (Incorporated  by reference to Exhibit 10.1 of the Company's  Current Report on Form 8-K filed
                June 27, 2006)

 10.16          Security  Agreement  dated June 23, 2006 between  Pre-Paid  Legal  Services,  Inc and certain of its subsidiaries and Wells Fargo Foothill,  Inc., as Agent (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed June 26, 2006)

 10.17          Guaranty  Agreement  dated June 23, 2006 between  certain  subsidiaries  of Pre-Paid Legal Services,
                Inc. and Wells Fargo  Foothill,  Inc.,  as Agent  (Incorporated  by reference to Exhibit 10.3 of the
                Company's Current Report on Form 8-K filed June 27, 2006)

 10.18          Mortgage,  Assignment of Rents and Leases and Security Agreement by Pre-Paid Legal Services, Inc. in
                favor of Wells Fargo  Foothill,  Inc as Agent  (Incorporated  by  reference  to Exhibit  10.4 of the
                Company's Current Report on Form 8-K filed June 26, 2006)

 10.19          First  Amendment to Loan Agreement  dated June 23, 2006 between  Pre-Paid Legal  Services,  Inc. and
                Bank of Oklahoma,  N.A. (Incorporated by reference to Exhibit 10.5 of the Company's of the Company's
                Current Report on Form 8-K filed June 26, 2006)

 21.1           List of Subsidiaries of the Company  (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K for the year ended December 31, 2005)

 23.1           Consent of Grant Thornton LLP

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



                                  EXHIBIT 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




We have issued our reports dated February 27, 2007, accompanying the consolidated financial statements and schedule and management's assessment of the effectiveness of internal control over financial reporting included in the Annual Report of Pre-Paid Legal Services, Inc. on Form 10-K for the year ended December 31, 2006. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Pre-Paid Legal Services, Inc. on Forms S-8 (File No. 333-120403, effective November 12, 2004, File No. 33-82144, effective July 28, 1994, File No. 33-62663, effective September 14, 1995, File No. 333-53183, effective May 20, 1998 and File No. 333-38386, effective June 1,
2000).


/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2007





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

Dated: February 27, 2007                  /s/ Harland C. Stonecipher
                                          --------------------------------------
                                              Harland C. Stonecipher
                                              Chief Executive Officer




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

Dated: February 27, 2007                  /s/ Harland C. Stonecipher
                                          --------------------------------------
                                              Harland C. Stonecipher
                                              Chief Executive Officer

Dated: February 27, 2007                  /s/ Steve Williamson
                                          --------------------------------------
                                              Steve Williamson
                                              Chief Financial Officer




                                  Exhibit 32.1


                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 27, 2007                   /s/ Harland C. Stonecipher
                                          --------------------------------------
                                              Harland C. Stonecipher
                                              Chairman, Chief  Executive Officer
                                              and President

                                  Exhibit 32.2

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 27, 2007                   /s/ Steve Williamson
                                          --------------------------------------
                                              Steve Williamson
                                              Chief Financial Officer