Form 10-Q
period 2007-03-31
PRE PAID LEGAL SERVICES INC
filed 2007-04-23
CIK 311657

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

For The Quarterly Period Ended March 31, 2007


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

Large accelerated filer | | Accelerated filer |X| Non-accelerated filer | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes | | No |X|

The number of shares outstanding of the registrant's common stock (excluding 4,852,179 shares held in treasury) as of April 20, 2007 was 13,339,343.
================================================================================



                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2007


                                    CONTENTS



Part I.  Financial Information

   Item 1.  Financial Statements:


            a) Consolidated Balance Sheets
               as of March 31, 2007 (Unaudited) and December 31, 2006

            b) Consolidated Statements of Income (Unaudited)
               for the three months ended March 31, 2007 and 2006

            c) Consolidated Statements of Comprehensive Income (Unaudited)
               for the three months ended March 31, 2007 and 2006

            d) Consolidated Statements of Cash Flows (Unaudited)
               for the three months ended  March 31, 2007 and 2006

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

   Item 6.  Exhibits

Signatures



ITEM 1.  FINANCIAL STATEMENTS

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                           March 31,           December 31,
                                                                                             2007                 2006
                                                                                       ---------------      ---------------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents............................................................$    17,607          $    12,031
  Available-for-sale investments, at fair value........................................     48,800               42,275
  Membership fees receivable...........................................................      5,478                5,518
  Inventories..........................................................................      1,341                1,337
  Refundable income taxes..............................................................          -                  653
  Deferred member and associate service costs..........................................     17,705               15,879
  Deferred income taxes................................................................      3,995                4,235
  Other assets.........................................................................      6,465                6,404
                                                                                       ---------------      ---------------
      Total current assets.............................................................    101,391               88,332
Available-for-sale investments, at fair value..........................................     20,602               27,461
Investments pledged....................................................................      4,151                4,145
Property and equipment, net............................................................     58,805               59,643
Deferred member and associate service costs............................................      2,577                2,636
Other assets...........................................................................      6,484                6,330
                                                                                       ---------------      ---------------
        Total assets...................................................................$   194,010          $   188,547
                                                                                       ---------------      ---------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................$    12,180          $    11,995
  Deferred revenue and fees............................................................     27,373               26,040
  Current portion of capital leases payable............................................         21                  340
  Current portion of notes payable.....................................................     18,437               18,437
  Income taxes payable.................................................................      6,143                    -
  Accounts payable and accrued expenses................................................     14,302               13,645
                                                                                       ---------------      ---------------
    Total current liabilities..........................................................     78,456               70,457
  Capital leases payable...............................................................        951                  957
  Notes payable........................................................................     68,924               73,533
  Deferred revenue and fees............................................................      2,577                2,636
  Deferred income taxes................................................................      4,615                4,897
  Other non-current liabilities........................................................      5,519                5,207
                                                                                       ---------------      ---------------
      Total liabilities................................................................    161,042              157,687
                                                                                       ---------------      ---------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 18,200 and
    18,488 issued at March 31, 2007 and December 31, 2006, respectively................        182                  185
  Retained earnings....................................................................    131,376              129,413
  Accumulated other comprehensive income...............................................        438                  290
  Treasury stock, at cost; 4,852 shares held at March 31, 2007 and
   December 31, 2006, respectively.....................................................    (99,028)             (99,028)
                                                                                       ---------------      ---------------
      Total stockholders' equity.......................................................     32,968               30,860
                                                                                       ---------------      ---------------
        Total liabilities and stockholders' equity.....................................$   194,010          $   188,547
                                                                                       ---------------      ---------------



   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        ---------------------------
                                                                                             2007             2006
                                                                                        -----------     -----------
Revenues:
  Membership fees.............................................                          $ 103,881        $ 101,740
  Associate services..........................................                              7,064            6,963
  Other.......................................................                              1,139            1,257
                                                                                        -----------     -----------
                                                                                          112,084          109,960
                                                                                        -----------     -----------
Costs and expenses:
  Membership benefits.........................................                             36,751            35,628
  Commissions.................................................                             30,532            31,885
  Associate services and direct marketing.....................                              6,375             7,302
  General and administrative..................................                             12,747            12,467
  Other, net..................................................                              3,744             2,723
                                                                                        -----------     -----------
                                                                                           90,149            90,005
                                                                                        -----------     -----------
Income before income taxes....................................                             21,935            19,955
Provision for income taxes....................................                              7,207             6,884
                                                                                        -----------     -----------
Net income....................................................                          $  14,728        $   13,071
                                                                                        -----------     -----------
Basic earnings per common share...............................                          $   1.09         $    .85
                                                                                        -----------     -----------
Diluted earnings per common share.............................                          $   1.08         $    .84
                                                                                        -----------     -----------




   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        ---------------------------
                                                                                             2007             2006
                                                                                        -----------     -----------
Net income.....................................................                         $  14,728        $  13,071
                                                                                        -----------     -----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................                                51              (41)
                                                                                        -----------     -----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period....                                25             (204)
    Reclassification adjustment for realized (gains) losses
      included in net income...................................                                72              (27)
                                                                                        -----------     -----------
                                                                                               97             (231)
                                                                                        -----------     -----------
Other comprehensive income (loss), net of income taxes
  of $62 and $(148), respectively..............................                               148             (272)
                                                                                        -----------     -----------

Comprehensive income...........................................                         $  14,876        $  12,799
                                                                                        -----------     -----------




   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      2007            2006
                                                                                   ------------    -----------
Cash flows from operating activities:
Net income.......................................................................  $  14,728       $   13,071
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Benefit for deferred income taxes..............................................        (42)            (108)
  Depreciation and amortization..................................................      2,090            2,043
                                                                                   ------------    -----------
  Cash provided by operating activities before changes in assets and
   liabilities...................................................................     16,776           15,006
  Decrease in Membership fees....................................................         40              442
  (Increase) decrease in inventories.............................................         (4)             275
  Decrease in refundable income taxes............................................        653                -
  Increase in deferred member and associate service costs........................     (1,767)            (979)
  Increase in other assets.......................................................       (215)          (1,129)
  Increase in accrued Membership benefits........................................        185              181
  Increase in deferred revenue and fees..........................................      1,274              581
  Increase in other non-current liabilities......................................        312              294
  Increase in income taxes payable...............................................      6,143            4,610
  Increase (decrease) in accounts payable and accrued expenses...................        708           (1,004)
                                                                                   ------------    -----------
    Net cash provided by operating activities....................................     24,105           18,277
                                                                                   ------------    -----------
Cash flows from investing activities:
  Additions to property and equipment............................................     (1,252)          (2,628)
  Purchases of investments - available for sale..................................    (41,692)          (6,935)
  Maturities and sales of investments - available for sale.......................     42,117            1,604
                                                                                   ------------    -----------
    Net cash used in investing activities........................................       (827)          (7,959)
                                                                                   ------------    -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................        858              365
  Tax benefit on exercise of stock options.......................................        364              172
  Decrease in capital lease obligations..........................................       (325)              (5)
  Common stock dividends paid....................................................          -           (4,643)
  Repayments of debt.............................................................     (4,609)          (4,797)
  Purchases and retirement of treasury stock.....................................    (13,990)         (16,165)
                                                                                   ------------    -----------
    Net cash used in financing activities .......................................    (17,702)         (25,073)
                                                                                   ------------    -----------

Net increase (decrease) in cash and cash equivalents.............................      5,576          (14,755)
Cash and cash equivalents at beginning of period.................................     12,031           33,957
                                                                                   ------------    -----------
Cash and cash equivalents at end of period.......................................  $  17,607       $   19,202
                                                                                   ------------    -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................  $   1,904       $      666
                                                                                   ------------    -----------
  Cash paid for income taxes.....................................................  $     158       $    2,059
                                                                                   ------------    -----------


   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
                                   (Unaudited)

Note 1 - Basis of Presentation
     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K. Terms such as "we", "our" and "us" are sometimes used as abbreviated references to Pre-Paid Legal Services, Inc.

     In our opinion, the accompanying unaudited financial statements as of March 31, 2007, and for the three month periods ended March 31, 2007 and 2006, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month period ended March 31, 2007 are not necessarily indicative of results expected for the full year.

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


Note 2 - Contingencies
     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. At one time, we were aware of 11 separate lawsuits involving approximately 400 plaintiffs in multiple counties in Mississippi. These cases seek varying amounts of actual and punitive damages. We tried three separate lawsuits in Mississippi. On September 11, 2006 we reached a settlement agreement with counsel for the more than 400 plaintiffs in numerous pending cases in Mississippi. For an amount significantly less than our then accrued reserves of $2.5 million, all pending litigation against us is being resolved in Mississippi, including the Barbara Booth v. Pre-Paid Legal Services, Inc. case in which the $9.9 million punitive damage verdict was entered. Settlement and dismissal of almost all pending litigation has been approved by the plaintiffs.

     On March 27, 2006 we received a complaint filed by a former provider attorney law firm in Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract. On May 15, 2006 the trial court dismissed plaintiff's complaint in its entirety. Plaintiff filed a notice of appeal on June 13, 2006. The matter is set for oral argument in May 2007. The ultimate outcome of this matter is not determinable.

     On March 23, 2007 we received a Civil Investigative Demand from the Federal Trade Commission requesting information relating to our Identity Theft Shield and ADRS Program. We are working with the Federal Trade Commission to resolve the matter. The ultimate outcome of the matter is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at March 31, 2007 was $75,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at March 31, 2007 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.


Note 3 - Treasury Stock Purchases
     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 13 million shares during subsequent board meetings. At March 31, 2007 we had purchased 11.7 million treasury shares under these authorizations for a total consideration of $310.0 million, an average price of $26.49 per share. We purchased and formally retired 328,823 shares of our common stock during the 2007 first quarter for $14.0 million, or an average price of $42.55 per share, reducing our common stock by $3,288 and our retained earnings by $14.0 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.


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




                                                                                                     Three Months
                                                                                                     Ended March 31,
                                                                                                ------------------------
Basic Earnings Per Share:                                                                          2007          2006
                                                                                                ----------    ----------
Earnings:
---------
Net income...........................................................                           $ 14,728      $ 13,071
                                                                                                ----------    ----------
Shares:
-------
Weighted average shares outstanding..................................                             13,541        15,430
                                                                                                ----------    ----------
Diluted Earnings Per Share:
Earnings:
---------
Net income...........................................................                           $ 14,728      $ 13,071
                                                                                                ----------    ----------
Shares:
-------
Weighted average shares outstanding..................................                             13,541        15,430
Assumed exercise of options..........................................                                 76           142
                                                                                                ----------    ----------
Weighted average number of shares, as adjusted.......................                             13,617        15,572
                                                                                                ----------    ----------

Shares issued pursuant to option exercises...........................                                 40            22
                                                                                                ----------    ----------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three months ended March 31, 2007 and 2006.



Note 5 - Recently Issued Accounting Pronouncements
     We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

     We and our subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Our 2003 - 2006 U.S. federal income tax returns remain open to examination by the Internal Revenue Service (IRS). Our state and local income tax returns for years 1999 through 2006 remain open to examination by the state and local taxing authorities. Canadian income tax returns for 1999 through 2002 are currently under examination and years 1999 - 2006 are open to examination. The IRS examined our U.S. federal income tax return for 2004 resulting in no recommended adjustments to the tax return.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at March 31, 2007 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     We are continuing our practice of recognizing interest and/or penalties related to income tax matters in general and administrative expenses.

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

     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ("EITF 06-3"). A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. Sales taxes are not significant and our accounting policy is to present them on a net basis (excluded from revenues).

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.


Note 6 - Notes Payable
     On June 23, 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At March 31, 2007, we have the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million. Since receiving the net proceeds, we used a portion of them to purchase
1.2 million shares of treasury stock at a cost of $49.8 million, or an average price of $40.94 per share. The remaining proceeds will be used primarily to fund further share repurchases.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate plus 150 basis points or at the LIBOR plus 250 basis points. The interest rate at March 31, 2007 was 7.82%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the second year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

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

     We were in compliance with these covenants at March 31, 2007.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We used the proceeds of the Term Facility to repay in full the $5.3 remaining balance of our existing stock loan with Bank of Oklahoma, N.A., First United Bank and Trust and Comerica Bank, which was originated in 2003 and the $10 million we borrowed from Bank of Oklahoma, N. A. earlier in June 2006. The related loan agreements were thereby terminated and the associated collateral was released. As a part of the transaction, we also amended our existing $20 million real estate loan which we incurred in 2002 to finance our new headquarters building in Ada, Oklahoma to extend the final maturity from September 2008 to August 2011. This loan, with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, remains secured by a mortgage on our headquarters, but the additional security interest in our membership contracts was released. The interest rate at March 31, 2007 was 7.57%. We will continue to be required to make the same monthly payments on this loan of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan was also amended to conform the financial covenants to those under the new Senior Loan.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 which began December 31, 2005 with the remaining balance payable in a final installment due November 30, 2012. The interest rate at March 31, 2007 was 7.07%. The loan is collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

         A schedule of outstanding balances as of March 31, 2007 is as follows:

                          Senior loan................................                          $  65,000
                          Real estate loan...........................                             12,381
                          Aircraft loan..............................                              9,980
                                                                                               ----------
                          Total notes payable........................                             87,361
                          Less: Current portion of notes payable.....                            (18,437)
                                                                                               ----------
                          Long term portion..........................                          $  68,924
                                                                                               ----------




         A schedule of future maturities as of March 31, 2007 is as follows:

                          Repayment Schedule commencing
                              April 2007:
                          -------------------------------------------
                          Year 1.....................................                          $  18,437
                          Year 2.....................................                             18,437
                          Year 3.....................................                             18,437
                          Year 4.....................................                             18,437
                          Year 5.....................................                              9,390
                          Thereafter.................................                              4,223
                                                                                               ----------
                          Total notes payable........................                          $  87,361
                                                                                               ----------

Note 7 - Share-based Compensation

     During the three months ended March 31, 2007, the stock option activity under our stock option plans was as follows:

                                                                                                 Weighted
                                                                                                 Average
                                                                                                 Remaining
                                                            Weighted                            Contractual         Aggregate
                                                            Average           Number of            Term            Intrinsic
                                                             Price              Shares           (In Years)           Value
                                                        --------------     ---------------    ----------------    ---------------
Outstanding, January 1, 2007....................           $  23.26            273,040
  Granted.......................................                  -                  -
  Cancelled.....................................              22.87             (5,597)
  Exercised.....................................              24.27            (45,443)
                                                        --------------     ---------------
Outstanding, March 31, 2007.....................           $  23.07            222,000               1.02          $ 6,003
                                                        --------------     ---------------    ----------------    ---------------
Options exercisable as of March 31, 2007........           $  23.07            222,000               1.02          $ 6,003
                                                        --------------     ---------------    ----------------    ---------------

     Other information pertaining to option activity during the three months ended March 31, 2007 and 2006 was as follows:


                                                                       March 31, 2007        March 31, 2006
                                                                     ------------------    ------------------
Weighted average grant-date fair value of stock options granted..      Not applicable        Not applicable
Total fair value of stock options vested.........................      Not applicable        Not applicable
Total intrinsic value of stock options exercised.................          $934                  $156


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

     We do not expect to grant any additional employee options or modify any existing options and therefore recognize any share-based payments' expense from the issuance of employee stock options in 2007. The options outstanding at December 31, 2005 did not and will not impact 2006 or 2007 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

ITEM 1A.      RISK FACTORS
--------------------------
     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 - Contingencies and Part II, Item 1 - Legal Proceedings. Please refer to page 14 and 15 of our 2006 Annual Report on Form 10-K for a description of other risk factors. There have not been any material changes in the risk factors disclosed in the Annual Report.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------
     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2006, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the first quarter of 2007 compared to the first quarter of 2006 and the fourth quarter of 2006 (Table amounts in 000's). The sum of the percentages in the tables may not total due to rounding.

 Three Months Ended March 31, 2007     Three                      %          %        Three                   Three
           compared to                 Months                   Change     Change     Months                  Months
 Three Months Ended March 31, 2006     Ended        % of        from       from       Ended       % of        Ended        % of
          and compared to              March 31,     Total      Prior     Sequential  March 31,    Total      Dec. 31,     Total
 Three Months Ended December 31, 2006      2007       Revenue      Year    Period        2006     Revenue       2006      Revenue
------------------------------------- -----------  ---------- ----------  ----------  ----------  ----------  ----------  ----------
Revenues:
  Membership fees....................  $ 103,881       92.7         2.1        0.1     $ 101,740        92.5   $ 103,757        92.9
  Associate services.................      7,064        6.3         1.5        5.3         6,963         6.3       6,706         6.0
  Other..............................      1,139        1.0        (9.4)      (5.8)        1,257         1.1       1,209         1.1
                                      -----------  ---------- ----------  ----------  ----------  ----------  ----------  ----------
                                         112,084       100.0        1.9        0.4       109,960       100.0     111,672       100.0
                                      -----------  ---------- ----------  ----------  ----------  ----------  ----------  ----------
Costs and expenses:
  Membership benefits................     36,751       32.8         3.2       (0.9)       35,628        32.4      37,075        33.2
  Commissions........................     30,532       27.2        (4.2)      (0.7)       31,885        29.0      30,739        27.5
  Associate services and direct marketing  6,375        5.7       (12.7)     (14.6)        7,302         6.6       7,463         6.7
  General and administrative.........     12,747       11.4         2.2        3.1        12,467        11.3      12,362        11.1
  Other, net.........................      3,744        3.3        37.5        1.8         2,723         2.5       3,677         3.3
                                      -----------  ---------- ----------  ----------  ----------  ----------  ----------  ----------

                                          90,149       80.4        (0.2)      (1.3)       90,005        81.9      91,316        81.8
                                      -----------  ---------- ----------  ----------  ----------  ----------  ----------  ----------

Income before income taxes...........     21,935        19.6         9.9        7.8       19,955        18.1      20,356        18.2
Provision for income taxes...........      7,207         6.4         4.7        1.2        6,884         6.3       7,125         6.4
                                      -----------  ---------- ----------  ----------  ----------  ----------  ----------  ----------
Net income...........................  $  14,728        13.1        12.7       11.3      $13,071        11.8     $13,231        11.9
                                      -----------  ---------- ----------  ----------  ----------  ----------  ----------  ----------







                                                                                          Three Months Ended
New Memberships:                                                             3/31/2007         12/31/2006          3/31/2006
----------------                                                            -----------      ------------        -----------
New legal service membership sales..........................................  147,742           131,628            158,426
New "stand-alone" IDT membership sales......................................   13,788             8,010              6,800
                                                                             ---------        ----------         ---------
         Total new membership sales.........................................  161,530           139,638            165,226
                                                                             ---------        ----------         ---------
New "add-on" IDT membership sales...........................................   93,204            88,255            100,405
Average Annual Membership fee...............................................  $309.86           $323.54            $327.43

Active Memberships:
Active legal service memberships at end of period.......................... 1,477,604         1,473,710          1,488,308
Active "stand-alone" IDT memberships at end of period (see note below)......   73,525            65,030             54,453
                                                                            ---------         ----------         ---------
         Total active memberships at end of period..........................1,551,129         1,538,740          1,542,761
                                                                            ---------         ----------         ---------



Active "add-on" IDT memberships at end of period (see note below)...........  562,075           540,253            485,246
New Sales Associates:
New sales associates recruited..............................................   31,043            35,311             49,776
Average enrollment fee paid by new sales associates.........................  $103.13            $49.47             $49.82
Average Membership fee in force:
Average Annual Membership fee...............................................  $294.17           $293.00            $288.92
Note - reflects 6,178 net transfers from "add-on" status to "stand-alone" status during the 2007 quarter

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

     Recently Issued Accounting Pronouncements
     See Note 5 - Recently Issued Accounting Pronouncements in Item 1 above.


Results of Operations - First Quarter of 2007 compared to First Quarter of 2006
--------------------------------------------------------------------------------
     Net income increased 13% for the first quarter of 2007 to $14.7 million from $13.1 million for the prior year's first quarter primarily due to an increase in membership fees of $2.1 million and a decrease in commissions of $1.4 million partially offset by an increase in Membership benefits of $1.1 million and an increase in other, net expenses of $1.0 million. Diluted earnings per share increased 29% to $1.08 per share from 84 cents per share for the prior year's comparable quarter due to the 13% increase in net income and an approximate 13% decrease in the weighted average number of diluted shares outstanding.

     Membership fees totaled $103.9 million during the 2007 first quarter compared to $101.7 million for 2006, an increase of 2%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 2% during the three months ended March 31, 2007 to 161,530 from 165,226 during the comparable period of 2006. At March 31, 2007, there were 1,551,129 active Memberships in force compared to 1,542,761 at March 31, 2006, an increase of 1%. Additionally, the average annual fee per Membership has increased from $289 for all Memberships in force at March 31, 2006 to $294 for all Memberships in force at March 31, 2007, primarily as a result of a larger number of Identity Theft Shield memberships.

     Although total new associates enrolled during the first quarter of 2007 decreased 38% compared to the 2006 period, associate services revenue increased by approximately $101,000 to $7.1 million. New associates enrolled were 31,043 during the 2007 period compared to 49,776 for the same period of 2006, but average enrollment fees paid by new sales associates increased from $50 during the 2006 period to $103 during the 2007 quarter due to a higher enrollment fee in place for most of the 2007 first quarter. We expect to continue some form of reduced enrollment programs for the remainder of the year. Associate enrollment fees increased from $2.7 million for the first quarter of 2006 to $3.4 million during the comparable period of 2007. The eService fees decreased slightly to $3.0 million during the first quarter of 2007 compared to $3.2 million for the comparable period of 2006. Future revenues from associate services will depend primarily on the number of new associates enrolled, the average enrollment fee paid and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue declined 9% from $1.3 million for the 2006 period to $1.1 million for the 2007 period.

     Total revenues increased 2% to $112.1 million for the three months ended March 31, 2007 from $110.0 million during the comparable period of 2006 due to a $2.1 million increase in Membership fees.

     Membership benefits totaled $36.8 million for the three months ended March 31, 2007 compared to $35.6 million for the comparable period of 2006, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forwward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007.

     Commissions to associates decreased 4% to $30.5 million for the three months ended March 31, 2007 compared to $31.9 million for the comparable period of 2006, and represented 29% and 31% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. Commissions to associates per new membership sold were $189 per membership for the three months ended March 31, 2007 compared to $193 for the comparable period of 2006. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $6.4 million for the three months ended March 31, 2007 from $7.3 million for the comparable period of 2006. The decrease was primarily a result of decreased costs for incentive trips and bonuses and decreased costs for materials sent to new associates due to the reduction in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended March 31,
2007  and  2006  were  $12.7  million  and  $12.5  million,   respectively,  and
represented 12% of Membership fees for both periods.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, were $3.7 million for the three months ended March 31, 2007 compared to $2.7 million for the 2006 comparable period. Depreciation increased to $2.1 million for the first quarter of 2007 from $2.0 million for the comparable period of 2006. Interest expense increased to $1.9 million during the 2007 period from $678,000 during the comparable period of 2006 as a result of additional debt. Premium taxes increased from $389,000 for the three months ended March 31, 2006 to $506,000 for the comparable period of 2007. Interest income increased $345,000 to $732,000 for the three months ended March 31, 2007 from $387,000 for the comparable period of 2006, due to an increase in cash and investment balances. We have recorded a provision for income taxes of $7.2 million (32.9% of pretax income) and $6.8 million (34.4% of pretax income) for the three months ended March 31, 2007 and 2006, respectively. The decrease in the tax rate is primarily due to an increase in non taxable interest income.


Results of Operations - First Quarter of 2007 compared to Fourth Quarter of 2006
--------------------------------------------------------------------------------
     First quarter 2007 membership fees increased slightly, less than 1%, to $103.9 million from $103.8 million for the fourth quarter of 2006. Associate services revenues increased during the 2007 first quarter by approximately $358,000 to $7.1 million from $6.7 million for the 2006 fourth quarter and associate services and direct marketing expenses decreased by $1.1 million during the same period. Membership benefits totaled $36.8 million in the first quarter of 2007 compared to $37.1 million for the 2006 fourth quarter and represented 35% and 36%, respectively, of membership fees for the two periods. Commissions to associates totaled $30.5 million in the 2007 first quarter compared to $30.7 million for the 2006 fourth quarter and represented 29% and 30%, respectively, of membership fees for the two periods. General and administrative expenses increased slightly during the 2007 first quarter to $12.7 million compared to $12.4 million for the 2006 fourth quarter and represented 12% of membership fees for both periods.


Liquidity and Capital Resources
-------------------------------
     General
     Consolidated net cash provided from operating activities for the first three months of 2007 increased $5.8 million to $24.1 million from $18.3 million for the 2006 period, while cash provided from operating activities before changes in assets and liabilities only increased $1.8 million from $15.0 million to $16.8 million. The increase of $1.8 million resulted primarily from the increase in net income of $1.7 million.

     Consolidated net cash used in investing activities was $827,000 for the first three months of 2007 compared to $8.0 million for the comparable period of 2006. This $7.1 million change in investing activities resulted from a $1.4 million decrease in additions to property and equipment and a $40.5 million increase in the maturities and sales of investments partially offset by a $34.8 million increase in investment purchases.

     Net cash used in financing activities during the first three months of 2007 was $17.7 million compared to $25.1 million for the comparable period of 2006. This $7.4 million change was primarily comprised of the $4.6 million decrease in common stock dividends paid and the $2.2 million decrease in purchases of treasury stock.

     We purchased and formally retired 328,823 shares of our common stock during the 2007 first quarter for $14.0 million, or an average price of $42.55 per share, reducing our common stock by $3,288 and our retained earnings by $14.0 million. We had positive working capital of $22.9 million at March 31, 2007, an increase of $5.1 million compared to working capital of $17.9 million at December 31, 2006. The increase was primarily due to a $5.6 million increase in cash and cash equivalents and an increase of $6.5 million in the current portion of available-for-sale investments partially offset by an increase of $6.1 million in income taxes payable,. The $22.9 million positive working capital at March 31, 2007 would have been a $32.6 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     At March 31, 2007 we reported $87.0 million in cash and cash equivalents and unpledged investments compared to $81.8 million at December 31, 2006. Our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities, auction rate certificates and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the three months ended March 31, 2007, we advanced commissions, net of chargebacks, of $30.7 million on new Membership sales compared to $31.2 million for the same period of 2006. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of March 31, 2007, and related activity for the three month period then ended, were:

                                                                                          (Amounts in 000's)
                                                                                          ------------------
Beginning unearned advance commission payments (1)...............................            $  188,647
Advance commission payments, net.................................................                30,681
Earned commissions applied.......................................................               (30,895)
Advance commission payment write-offs............................................                  (940)
                                                                                          ------------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................               187,493
Estimated unrecoverable advance commission payments (1)..........................               (40,987)
                                                                                          ------------------
Ending unearned advance commission payments, net (1).............................            $  146,506
                                                                                          ------------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $51.0 million. As such, at March 31, 2007 future commission payments and related expense should be reduced as unearned advance commission payments of $95.5 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at March 31, 2007 of $87.0 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.

     Notes Payable
     See Note 6 - Notes Payable in Item 1 above.

     Parent Company Funding and Dividends Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services Inc. of Florida ("PPLSIF") and Legal Service Plans of Virginia, Inc. ("LSPV"). The ability of these entities to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of these entities, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At March 31, 2007, none of these entities had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. We received a $1.6 million dividend from LSPV during March 2007 and a $7.4 million dividend from PPLCI during April 2007.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies
----------------------------
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in the application of critical accounting policies or estimates during the first three months of 2007. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------
     We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program as we have existing authorization from the Board to purchase an additional 1.3 million shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
--------------------------
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of March 31, 2007 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


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

     As of March 31, 2007, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. We do not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                               Hypothetical change in        Estimated fair value
                                                            (In '000's)           interest rate               after hypothetical
                                                            Fair value         (bp = basis points)           change in interest rate
                                                           --------------     -------------------------    -------------------------
Fixed-maturity investments at March 31, 2007 (1).......    $  22,272           100 bp increase                   $  21,435
                                                                               200 bp increase                      20,606
                                                                                50 bp decrease                      22,686
                                                                               100 bp decrease                      23,101

Fixed-maturity investments at December 31, 2006 (1)....    $  31,420           100 bp increase                   $  30,170
                                                                               200 bp increase                      28,975
                                                                                50 bp decrease                      31,965
                                                                               100 bp decrease                      32,568
-------------------

(1) Excluding short-term investments with a fair value of $51.2 million (Certificates of deposit, auction rate securities and EURO deposits) at March 31, 2007 and $42.4 million at December 31, 2006.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2007 would reduce the estimated fair value of our fixed-maturity investments by approximately $1.7 million at that date. At December 31, 2006, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of March 31, 2007, we had $87.4 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $874,000. As of March 31, 2007, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States.


ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

     The following table provides information about our purchases of stock in the open market during the first quarter of 2007.

                                                                                   Total Number of               Maximum Number
                                                                                 Shares Purchased as           of Shares that May
                                  Total Number of                                 Part of Publicly              Yet Be Purchased
                                     of Shares           Average Price            Announced Plans or           Under the Plans or
          Period                    Purchased           Paid Per Share                Programs                    Programs (1)
----------------------         ---------------------  ---------------------  -----------------------------   -----------------------
January 2007..........               13,578               $  38.72                    13,578                        613,017
February 2007.........              108,391                  41.66                   108,391                        504,626
March 2007............              206,854                  43.26                   206,854                      1,297,772
Total.................         ---------------------  ---------------------  -----------------------------
                                    328,823               $  42.55                   328,823
-----------                    ---------------------  ---------------------  -----------------------------

(1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock in the open market. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 13 million shares. The most recent authorization was for 1 million additional shares on March 7, 2007 and there has been no time limit set for completion of the repurchase program.

See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" for a description of loan covenants that limit our ability to repurchase shares and pay dividends.


ITEM 6.  EXHIBITS.
------------------

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

                                   PRE-PAID LEGAL SERVICES, INC.
                                   ------------------------------------
                                   (Registrant)


Date: April 23, 2007               /s/ Harland C. Stonecipher
                                   --------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman, Chief Executive
                                   Officer and President
                                   (Principal Executive Officer)

Date: April 23, 2007               /s/ Randy Harp
                                   ---------------------------------------------
                                   Randy Harp
                                   Chief Operating Officer
                                   (Duly Authorized Officer)

Date: April 23, 2007               /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)




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


Date: April 23, 2007               /s/ Harland C. Stonecipher
                                   ---------------------------
                                   Harland C. Stonecipher
                                   Chairman, Chief Executive
                                   Officer and President






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


Date: April 23, 2007               /s/ Steve Williamson
                                   ------------------------
                                   Steve Williamson
                                   Chief Financial Officer




                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 23, 2007               /s/ Harland C. Stonecipher
                                   ------------------------------
                                   Harland C. Stonecipher
                                   Chairman, Chief Executive
                                   Officer and President





                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 23, 2007               /s/ Steve Williamson
                                   -------------------------------
                                   Steve Williamson
                                   Chief Financial Officer