Form 10-K/A
period 2006-12-31
PRE PAID LEGAL SERVICES INC
filed 2007-06-28
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                   FORM 10-K/A
                                 Amendment No. 1
                                -----------------
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]   Accelerated filer |X|     Non-accelerated file [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2006 -$323,799,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 16, 2007 there were 13,622,131 shares of Common Stock, par value $.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE.
Portions of our definitive proxy statement for its 2007 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.


     The undersigned registrant hereby amends the following items, financial statements, exhibits of other portions of its Annual Report on Form 10-K pursuant to Section 13 of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2006, as set forth below and in the pages attached hereto.

     Part IV, Item 15 - "Exhibits, Financial Statement Schedules" is amended (i) to include as Exhibit 99.1 the attached financial information relating to The Employee Stock Option Ownership and Thrift Plan ("Plan"), as required by Form 11-K, for the fiscal year of the Plan ended December 31, 2006, which is filed as an exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, and (ii) to include as Exhibit 23.2 the consent of Grant Thornton LLP, respectively relating to the use of their reports which are included as part of
Exhibit 99.1.

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

                                   PRE-PAID LEGAL SERVICES, INC.

Date: June 28, 2007                By:     /s/ Randy Harp
                                      ------------------------------------------
                                           Randy Harp
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

     31.2           Certification of Steve Williamson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities
                    Exchange Act of 1934

     32.1           Certification of Harland C. Stonecipher, Chairman and Chief Executive Officer, pursuant to 18 U.S.C.
                    Section 1350

     32.2           Certification of Steve Williamson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

     99.1**         Financial information relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan,
                    as required by Form 11-K for the fiscal year of the plan ended December 31, 2006
--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
** Filed herewith.  All other Exhibits have been previously filed.







                                  EXHIBIT 23.2


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




We have issued our report dated June 26, 2007, accompanying the financial statements and supplemental schedules of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan for the year ended December 31, 2006, included in this Amendment No. 1 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2006. We hereby consent to the incorporation by reference of said report in the Registration Statement of Pre-Paid Legal Services, Inc. on Form S-8 (File No. 33-82144, effective July 28, 1994).







GRANT THORNTON LLP


Oklahoma City, Oklahoma
June 26, 2007




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

    SCHEDULE H, LINE 4i--ASSETS HELD FOR INVESTMENT PURPOSES

    SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS








               Report of Independent Certified Public Accountants


Trustee and Participants
Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

We have audited the accompanying statements of net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2006 and 2005, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America as established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2006 and 2005, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Oklahoma City, Oklahoma
June 26, 2007




             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan



                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                  December 31,


                                                                                             2006              2005
                                                                                       ----------------  ----------------

ASSETS
    Investments, at fair value
       Pre-Paid Legal Services, Inc. common stock                                        $  7,988,233      $  7,133,196
       Participant-directed mutual funds                                                    3,109,596         2,641,412
       Common collective trust funds                                                          485,693           441,938
       Money market funds                                                                         706             9,361
       Participant notes                                                                      169,900           116,782

    Receivables
       Employer contributions                                                                 471,497           445,055
       Dividends receivable                                                                       -              55,933

    Cash and cash equivalents                                                                  22,266               839
                                                                                          -----------       -----------
                  Total assets                                                             12,247,891        10,844,516

LIABILITIES
    Accounts payable                                                                           21,624             9,568
                                                                                          -----------       -----------

                  NET ASSETS AVAILABLE FOR BENEFITS AT FAIR VALUE                          12,226,267        10,834,948

Adjustment  from  fair  value to  contract  value for  interest  in  collective  trust
    relating to fully benefit-responsive investment contracts                                  12,784             1,127
                                                                                          -----------       -----------

                  NET ASSETS AVAILABLE FOR BENEFITS                                       $12,239,051       $10,836,075
                                                                                          -----------       -----------




        The accompanying notes are an integral part of these statements.


           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                             Year ended December 31,


                                                                                              2006              2005
                                                                                         --------------    --------------

Additions to net assets attributed to
    Employer contributions                                                              $     471,497     $     445,055
    Participant contributions                                                                 646,334           617,242
    Interest and dividend income                                                              167,056           220,393
    Net appreciation in fair value of investments                                             495,567           271,037
                                                                                          -----------       -----------
                  Total additions                                                           1,780,454         1,553,727

Deductions from net assets attributed to
    Benefits paid to participants                                                             376,478           254,177
    Administrative fees                                                                         1,000             1,200
                                                                                          -----------       -----------


                  NET INCREASE IN NET ASSETS                                                1,402,976         1,298,350

Net assets available for benefits at beginning of year                                     10,836,075         9,537,725
                                                                                          -----------       -----------

Net assets available for benefits at end of year                                          $12,239,051       $10,836,075
                                                                                          -----------       -----------

        The accompanying notes are an integral part of these statements.




                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005


NOTE A - DESCRIPTION OF PLAN

     The Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan (the "Plan") was established on January 1, 1988 for the benefit of the employees of Pre-Paid Legal Services, Inc. and its subsidiaries (the "Company"). The Plan is administered by a committee (the "Committee") of three employees appointed by the Company. The Committee also served as the Plan's Trustee and Invest-ment Manager until November 1, 2004 when the Company amended and restated the Plan to provide for appointment by the Committee of outside entities to assume the duties of both the Investment Manager and Trustee. The 401(k) Company was appointed Investment Manager. Effective November 1, 2004, the Employer and Nationwide Trust Company, FSB ("Nationwide") entered into a Trust Agreement whereby Nationwide became Plan Trustee.

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


             Years of service
              on first day of                              Matching
                  Plan year                               percentages
             ----------------                            ------------

             0-3                                               50%
             4-5                                               75%
             6 or more                                        100%

     A participant may elect to defer a portion of his compensation in the form of a contribution to his deferred compensation account under the Plan. Participants contribute to the Plan on a pre-tax basis only. Subject to the limitations contained in the Plan, a participant may elect to defer any portion of his compensation. However, a participant may never defer more than the lesser of the Internal Revenue Service limitation ($15,000 and $14,000 in 2006 and 2005, respectively) in any Plan year or a percentage of compensation greater than the maximum percentage of compensation determined annually by the Committee.

     Separate accounts are maintained for each participant in the Plan. When an election is made by the participant to defer part of his compensation, an Employee Deferred Compensation Account is established. Each participant will also have a Company Contribution Account consisting of discretionary matching contributions made by the Company and a proportionate share of forfeitures.

     All amounts in the participant's accounts are placed in a trust fund and invested by the Trustee. The Trustee must invest the trust fund solely in the interest of and for the exclusive purpose of providing benefits to the participants and their beneficiaries while minimizing the expenses of administering the Plan. Under the terms of the Plan, all Company contributions and up to 75% of the participant's contributions may be invested in common stock of the Company or in preferred stock convertible into common stock of the Company at a conversion price which, as of the date of acquisition by the Plan, is reasonable. Such securities are termed qualified employer securities. Effective January 1, 2007, the Plan was amended to allow the participants to direct the Trustee as to the investment of their contributions including the portion, if any, to be invested in employer securities.


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

     Upon termination of a participant's employment with the Company, the nonvested portion of the Company contribution is forfeited. Forfeitures are used to reduce future Company contributions. At December 31, 2006, forfeited nonvested accounts totaled approximately $7,000.

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

     3. Investments

     Investments are presented at fair value as measured by market prices in active markets, including national securities exchanges. The cost of Company common stock sold is determined on the basis of average cost. Actual cost is used as a basis for sales of all other investments. Investment transactions are recorded on a trade-date basis. The Plan's interest in the collective trust is valued based on information reported by the investment advisor using the audited financial statements of the collective trust at year-end. Dividends are recorded on the ex-dividend date.

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

     5. Noncash Contributions

     Contributions of Company common stock are recorded at fair value as determined by the market price of Company common stock on the New York Stock Exchange for the day when the company match is contributed.

     6. Expenses

     The Company elected to pay substantially all of the Plan's administration expenses in 2006 and 2005 although it is not obligated to do so. Any expenses not paid by the Company are to be paid by the Plan and totaled $1,000 for 2006 and $1,200 for 2005.

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

     As described in Financial Accounting Standards Board Staff Position, FSP AAG INV-1 and SOP 94-4-1, Reporting on Fully Benefit-Responsive Investment Contracts Held by Certain Investments Companies Subject to the AICPA Investment Company Guide and Defined-Contribution Health and Welfare and Pension Plans (the "FSP"), investment contracts held by a defined-contribution plan are required to be reported at fair value. However, contract value is the relevant measure attribute for that portion of the net assets available for benefits of a defined-contribution plan attributable to a fully-benefit responsive investment contracts because contract value is the amount participants would receive if they were to initiate permitted transactions under the terms of the Plan. The Plan invests in investment contracts through a collective trust. As required by the FSP, the Statement of Net Assets Available for Benefits presents the fair value of the investment in the collective trust as well as the adjustment of the investment in the collective trust from fair value to contract value relating to the investment contracts. The Statement of Changes in Net Assets Available for Benefits is prepared on a contract value basis.

NOTE C - INVESTMENTS

     The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                              2006              2005
                                                                                         --------------    --------------

       Non-participant directed investments
           Common stock - Pre-Paid Legal Services, Inc. (204,146
               and 186,684 shares, respectively)                                           $7,988,233        $7,133,196
       Participant directed investments
           Washington Mutual Investors Fund/R4 (23,673 and 21,333 units, respectively)        823,105           656,435
           Growth Fund of America/R4 (19,015 and 17,655 units, respectively)                  621,037           541,644





NOTE C - INVESTMENTS - CONTINUED

     The following table presents the net appreciation (depreciation) (including gains and losses on investments bought and sold, as well as held during the year) by type of investment for the years ended December 31:

                                                                                               2006             2005
                                                                                           ------------     ------------

       Corporate common stock - Pre-Paid Legal Services, Inc.                                 $283,977         $152,055
       Mutual funds                                                                            211,590          118,982
                                                                                              --------         --------

                                                                                              $495,567         $271,037
                                                                                              --------         --------


NOTE D - NONPARTICIPANT-DIRECTED INVESTMENTS

     Information regarding the Plan's nonparticipant-directed investment in the Company's common stock at December 31, 2006 and 2005 is included in Note C above. Significant components of the changes in net assets relating to nonparticipant-directed investments (including activity in the Plan's cash and cash equivalents) is as follows for the years ended December 31:

                                                                                              2006              2005
                                                                                          ------------     --------------

       Net investment gain and interest income                                              $ 303,301         $ 171,003
       Contributions
           Employer                                                                           445,055           341,550
           Employee                                                                           492,191           445,464
       Benefits paid to participants                                                         (377,478)         (254,177)
       Transfers from participant-directed investments, net                                    19,323             8,442
                                                                                            ---------         ---------

                                                                                            $ 882,392         $ 712,282
                                                                                            ---------         ---------


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

NOTE F - DISTRIBUTIONS

     Former participants may request distribution of their accounts in the form of Company common stock or cash. Former participants who have elected to diversify all or a portion of their Plan accounts into mutual fund investments will receive a distribution of mutual fund shares or cash. Distributions made in 2006 consisted of cash of $376,478. Distributions made in 2005 consisted of cash of $254,177.

     Former participants who terminated employment during 2006 and had not yet received distribution of their account at December 31, 2006 will receive distribution in 2007. The balance due former participants at December 31, 2006 included cash of $8,065.


                             SUPPLEMENTAL SCHEDULES




             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan

          SCHEDULE H, LINE 4i--SCHEDULE OF ASSETS (HELD AT END OF YEAR)


                                December 31, 2006

-----------------------------------------------------------------------------------------------------------------------------------

(a)              (b)                                                        (c)                              (d)           (e)
    Identity of issuer, borrower,                  Description of investment including maturity date,
    lessor or similar party                        rate of interest, collateral, par or maturity value       Cost     Current Value
    -----------------------                        ----------------------------------------------------      ----     -------------

    *Pre-paid Legal Services, Inc. Common Stock    Common Stock, 204,146.000 shares/units                 $3,801,207   $  7,988,233

     Federated Capital Reserve                     Money Market Funds, 705.660 shares/units                   **                706

     SEI Stable Asset                              Common Collective Trust Fund, 498,477.430 shares/units     **            485,693

     American Balanced Fund/R4                     Mutual Funds, 11,772.412 shares/units                      **            223,675
     Bond Fund of America/R4                       Mutual Funds, 42,104.057 shares/units                      **            560,826
     EuroPacific Growth Fund/R4                    Mutual Funds 11,303.371 shares/units                       **            519,729
     Growth Fund of America/R4                     Mutual Funds 19,015.224 shares/units                       **            621,037
     Vanguard Small Cap Growth Index Fund          Mutual Funds 5,332.986 shares/units                        **             97,807
     Vanguard Small Cap Value Index/Inv            Mutual Funds 15,449.630 shares/units                       **            263,417
     Washington Mutual Investors Fund/R4           Mutual Funds 23,672.846 shares/units                       **            823,105

    *Participant Loans                             Participant loans, maturity dates various thru 06/2018;
                                                   interest rates vary between 6.75% and 10.25%                             169,900
                                                                                                                        -----------


                                                           Total Investments                                            $11,754,128
                                                                                                                        -----------

    *Party-in-interest
    **Cost not required for participant-directed investments







             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan

                  SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS


                          Year ended December 31, 2006

-----------------------------------------------------------------------------------------------------------------------------------



          (a)                        (b)             (c)        (d)     (e)         (f)        (g)        (h)             (i)

                                                                                     Expense             Current value
                                                          Purchase Selling  Lease  incured with Cost of   of assent on     Net gain
Identity of party involved     Description of asset         price   price   rental transaction   asset    transaction date  (loss)
------------------------------ -------------------------- -------- -------  ------ ------------ -------  ----------------- --------

*Pre-Paid Legal Services, Inc. Common stock, 57 purchases $750,170 $     -  $    - $          - $750,170      $750,170     $      -






* Party in interest
