Form 10-Q
period 2007-06-30
PRE PAID LEGAL SERVICES INC
filed 2007-07-24
CIK 311657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ______ to ______

__________________ Commission File Number: 001-09293

PRE-PAID LEGAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1016728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Pre-Paid Way, Ada, Oklahoma	74820-5813
(Address of principal executive offices)	(Zip Code)

(Registrants’ telephone number, including area code): (580) 436-1234

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock (excluding 4,852,179 shares held in treasury) as of July 20, 2007 was 13,237,405.

PRE-PAID LEGAL SERVICES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2007

CONTENTS

Part I. Financial Information

Item 1.	Financial Statements:		Page
	a)	Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	3

	b)	Consolidated Statements of Income (Unaudited) for the three month and six month periods ended June 30, 2007 and 2006	4

	c)	Consolidated Statements of Comprehensive Income (Unaudited) for the three month and six month periods ended June 30, 2007 and 2006	5

	d)	Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2007 and 2006	6

	e)	Notes to Consolidated Financial Statements (Unaudited)	7

Item 1A.	Risk Factors		13

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations		13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		20

Item 4.	Controls and Procedures		21

Part II. Other Information

Item 1.	Legal Proceedings		21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		22

Item 4.	Submission of Matters to a Vote of Security Holders		22

Item 6.	Exhibits		23

Signatures			25

ITEM 1. FINANCIAL STATEMENTS

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s, except par values)

ASSETS

	June 30,	December 31,
	2007	2006
Current assets:	(Unaudited)
Cash and cash equivalents	$18,195	$12,031
Available-for-sale investments, at fair value	40,592	42,275
Membership fees receivable	5,666	5,518
Inventories	1,370	1,337
Refundable income taxes	316	653
Deferred member and associate service costs	16,288	15,879
Deferred income taxes	4,992	4,235
Other assets	6,561	6,404
Total current assets	93,980	88,332
Available-for-sale investments, at fair value	21,491	27,461
Investments pledged	4,246	4,145
Property and equipment, net	57,550	59,643
Deferred member and associate service costs	2,485	2,636
Other assets	6,892	6,330
Total assets	$186,644	$188,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Membership benefits	$12,041	$11,995
Deferred revenue and fees	27,512	26,040
Current portion of capital leases payable	22	340
Current portion of notes payable	18,437	18,437
Accounts payable and accrued expenses	15,396	13,645
Total current liabilities	73,408	70,457
Capital leases payable	945	957
Notes payable	64,314	73,533
Deferred revenue and fees	2,485	2,636
Deferred income taxes	4,769	4,897
Other non-current liabilities	5,780	5,207
Total liabilities	151,701	157,687
Stockholders' equity:
Common stock, $.01 par value; 100,000 shares authorized; 18,096 and
18,488 issued at June 30, 2007 and December 31, 2006, respectively	181	185
Retained earnings	132,995	129,413
Accumulated other comprehensive income	795	290
Treasury stock, at cost; 4,852 shares held at June 30, 2007 and
December 31, 2006, respectively	(99,028)	(99,028)
Total stockholders' equity	34,943	30,860
Total liabilities and stockholders' equity	$186,644	$188,547

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in 000's, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Membership fees	$106,936	$103,111	$210,817	$204,851
Associate services	5,968	6,820	13,032	13,783
Other	1,156	1,267	2,295	2,524
	114,060	111,198	226,144	221,158
Costs and expenses:
Membership benefits	36,927	36,490	73,678	72,118
Commissions	34,243	32,745	64,775	64,630
Associate services and direct marketing	6,682	7,584	13,057	14,886
General and administrative	13,383	13,020	26,130	25,487
Other, net	3,293	2,900	7,037	5,623
	94,528	92,739	184,677	182,744

Income before income taxes	19,532	18,459	41,467	38,414
Provision for income taxes	6,353	6,369	13,560	13,253
Net income	$13,179	$12,090	$27,907	$25,161

Basic earnings per common share	$.99	$.81	$2.08	$1.66

Diluted earnings per common share	$.99	$.81	$2.07	$1.65

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in 000's)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$13,179	$12,090	$27,907	$25,161

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	553	232	604	191
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	(192)	(178)	(167)	(382)
Reclassification adjustment for realized (gains) losses
included in net income	(4)	56	68	29
	(196)	(122)	(99)	(353)
Other comprehensive income (loss), net of income taxes
of $(125) and $(78) for the three months and
$(63) and $(226) for the six months ended
June 30, 2007 and 2006, respectively	357	110	505	(162)

Comprehensive income	$13,536	$12,200	$28,412	$24,999

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000's)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$27,907	$25,161
Adjustments to reconcile net income to net cash provided
by operating activities:
Benefit for deferred income taxes	(754)	(620)
Depreciation and amortization	4,297	4,042
(Increase) decrease in Membership income receivable	(148)	375
(Increase) decrease in inventories	(33)	438
Decrease (increase) in income tax receivable	337	(175)
Increase in deferred member and associate service costs	(258)	(15)
Increase in other assets	(719)	(2,219)
Increase in accrued Membership benefits	46	274
Increase in deferred revenue and fees	1,321	891
Increase in other non-current liabilities	573	294
Decrease in income tax payable	–	(1,738)
Increase in accounts payable and accrued expenses and other	2,355	229
Net cash provided by operating activities	34,924	26,937

Cash flows from investing activities:
Additions to property and equipment	(2,204)	(5,910)
Purchases of investments – available for sale	(119,812)	(8,559)
Maturities and sales of investments – available for sale	127,134	10,576
Net cash provided by (used in) investing activities	5,118	(3,893)

Cash flows from financing activities:
(Use) proceeds from exercise of stock options and related tax withholding payments	(84)	222
Tax benefit on exercise of stock options	790	636
Proceeds from issuance of debt	–	85,000
Decrease in capital lease obligations	(330)	(310)
Common stock dividends paid	–	(4,643)
Repayments of debt	(9,219)	(23,532)
Purchases of treasury stock	(25,035)	(37,569)
Net cash (used in) provided by financing activities	(33,878)	19,804

Net increase in cash and cash equivalents	6,164	42,848
Cash and cash equivalents at beginning of period	12,031	33,957
Cash and cash equivalents at end of period	$18,195	$76,805

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,732	$1,317
Cash paid for income taxes	$13,256	$14,998

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
(Unaudited)

Note 1 - Basis of Presentation
     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K. Terms such as “we”, “our” and “us” are sometimes used as abbreviated references to Pre-Paid Legal Services, Inc.

     In our opinion, the accompanying unaudited financial statements as of June 30, 2007, and for the three month and six month periods ended June 30, 2007 and 2006, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month and six month periods ended June 30, 2007 are not necessarily indicative of results expected for the full year.

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

Note 2 – Contingencies
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

     On March 27, 2006 we received a complaint filed by a former provider attorney law firm in Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract. On May 15, 2006 the trial court dismissed plaintiff’s complaint in its entirety. Plaintiff filed a notice of appeal on June 13, 2006. Oral argument was held on May 11, 2007. The ultimate outcome of this matter is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at June 30, 2007 was $75,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs’ claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. During July 2007 we received a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which if accepted would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer would allow us to deduct the remaining 30% of these items on our US federal tax returns. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at June 30, 2007 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 – Treasury Stock Purchases
     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 13 million shares during subsequent board meetings. At June 30, 2007 we had purchased 11.9 million treasury shares under these authorizations for a total consideration of $321.0 million, an average price of $27.00 per share. We purchased and formally retired 185,815 shares of our common stock during the 2007 second quarter for $11.0 million, or an average price of $59.44 per share, reducing our common stock by $1,858 and our retained earnings by $11.0 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

Note 4 – Earnings Per Share
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Basic Earnings Per Share:	2007	2006	2007	2006
Earnings:
Net income	$13,179	$12,090	$27,907	$25,161
Shares:
Weighted average shares outstanding	13,278	14,863	13,408	15,125
Diluted Earnings Per Share:
Earnings:
Net income	$13,179	$12,090	$27,907	$25,161
Shares:
Weighted average shares outstanding	13,278	14,863	13,408	15,125
Assumed exercise of options	44	94	66	118
Weighted average number of shares, as adjusted	13,322	14,957	13,474	15,243
Shares issued pursuant to option exercises	82	89	122	111

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month and six month periods ended June 30, 2007 and 2006.

Note 5 – Recently Issued Accounting Pronouncements
     We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

     We and our subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Our 2003 – 2006 U.S. federal income tax returns remain open to examination by the Internal Revenue Service (IRS). Our state and local income tax returns for years 1999 through 2006 remain open to examination by the state and local taxing authorities. Canadian income tax returns for 1999 through 2002 are currently under examination and years 1999 – 2006 are open to examination. The IRS examined our U.S. federal income tax return for 2004 resulting in no recommended adjustments to the tax return.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. During July 2007 we received a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which if accepted would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer would allow us to deduct the remaining 30% of these items on our US federal tax returns. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at June 30, 2007 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

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

     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. Sales taxes are not significant and our accounting policy is to present them on a net basis (excluded from revenues).

     In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.’’ SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Note 6 – Notes Payable
     On June 23, 2006, we received $80 million of senior, secured financing (the “Senior Loan”) from Wells Fargo Foothill, Inc. (“Wells Fargo”) consisting of a $75 million five year term loan facility (the “Term Facility”) and a $5 million five year revolving credit facility (the “Revolving Facility”). At June 30, 2007, we have the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million. Since receiving the net proceeds, we used them to purchase 1.4 million shares of treasury stock at an average price of $42.95 per share.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate plus 150 basis points or at the LIBOR plus 250 basis points. The interest rate at June 30, 2007 was 7.82%. We are also obligated to make additional quarterly payments equal to 50% of our “excess cash flow” (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the second year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

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
  a requirement to maintain at least 1.3 million members; and
  a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1.

     We were in compliance with these covenants at June 30, 2007.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We used the proceeds of the Term Facility to repay in full the $5.3 remaining balance of our existing stock loan with Bank of Oklahoma, N.A., First United Bank and Trust and Comerica Bank, which was originated in 2003 and the $10 million we borrowed from Bank of Oklahoma, N. A. earlier in June 2006. The related loan agreements were thereby terminated and the associated collateral was released. As a part of the transaction, we also amended our existing $20 million real estate loan which we incurred in 2002 to finance our new headquarters building in Ada, Oklahoma to extend the final maturity from September 2008 to August 2011. This loan, with interest at the 30 day LIBOR rate plus 2.25%, adjusted monthly, remains secured by a mortgage on our headquarters, but the additional security interest in our membership contracts was released. The interest rate at June 30, 2007 was 7.57%. We will continue to be required to make the same monthly payments on this loan of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan was also amended to conform the financial covenants to those under the new Senior Loan.

     Our $11.5 million aircraft loan was fully funded in November 2005 with interest payable monthly at the 30 day LIBOR rate plus 1.75%, adjusted monthly, and requires monthly principal installments of $96,000 which began December 31, 2005 with the remaining balance payable in a final installment due November 30, 2012. The interest rate at June 30, 2007 was 7.07%. The loan is collateralized by the aircraft purchased. In addition to customary events of default, if Harland C. Stonecipher ceases to be our Chief Executive Officer for a period of 90 consecutive days an event of default will occur.

     A schedule of outstanding balances as of June 30, 2007 is as follows:

Senior loan	$61,250
Real estate loan	11,809
Aircraft loan	9,692
Total notes payable	82,751
Less: Current portion of notes payable	(18,437)
Long term portion	$64,314

     A schedule of future maturities as of June 30, 2007 is as follows:

Repayment Schedule commencing July 2007:
Year 1	$18,437
Year 2	18,437
Year 3	18,437
Year 4	19,687
Year 5	3,818
Thereafter	3,935
Total notes payable	$82,751

Note 7 - Share-based Compensation
     During the six months ended June 30, 2007, the stock option activity under our stock option plans was as follows:

			Weighted
			Average
			Remaining
	Weighted		Contractual	Aggregate
	Average	Number of	Term	Intrinsic
	Price	Shares	(In Years)	Value
Outstanding, January 1, 2007	$23.26	273,040
Granted	–	–
Cancelled	22.87	(5,597)
Exercised	24.17	(208,943)
Outstanding, June 30, 2007	$20.08	58,500	2.92	$6,821
Options exercisable as of June 30, 2007	$20.08	58,500	2.92	$6,821

     Other information pertaining to option activity during the six months ended June 30, 2007 and 2006 was as follows:

	June 30, 2007	June 30, 2006
Weighted average grant-date fair value of stock options granted	Not applicable	Not applicable
Total fair value of stock options vested	Not applicable	Not applicable
Total intrinsic value of stock options exercised	$ 2,587	$ 3,604

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

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

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

ITEM 1A. RISK FACTORS

     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 in Part 1, Item 1 - Contingencies and Part II, Item 1 - Legal Proceedings. Please refer to page 14 and 15 of our 2006 Annual Report on Form 10-K for a description of other risk factors. There have not been any material changes in the risk factors disclosed in the Annual Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2006, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the second quarter of 2007 compared to the second quarter of 2006 and the first quarter of 2007 (Table amounts in 000’s). The sum of the percentages in the tables may not total due to rounding.

Three Months Ended June 30, 2007	Three		%	%	Three		Three
compared to	Months		Change	Change	Months		Months
Three Months Ended June 30, 2006	Ended	% of	from	from	Ended	% of	Ended	% of
and compared to	June 30,	Total	Prior	Sequential	June 30,	Total	March 31,	Total
Three Months Ended March 31, 2007	2007	Revenue	Year	Period	2006	Revenue	2007	Revenue
Revenues:
Membership fees	$106,936	93.8	3.7	2.9	$103,111	92.7	$103,881	92.7
Associate services	5,968	5.2	-12.5	-15.5	6,820	6.1	7,064	6.3
Other	1,156	1.0	-8.8	1.5	1,267	1.1	1,139	1.0
	114,060	100.0	2.6	1.8	111,198	100.0	112,084	100.0
Costs and expenses:
Membership benefits	36,927	32.4	1.2	0.5	36,490	32.8	36,751	32.8
Commissions	34,243	30.0	4.6	12.2	32,745	29.5	30,532	27.2
Associate services and direct marketing	6,682	5.9	-11.9	4.8	7,584	6.8	6,375	5.7
General and administrative	13,383	11.7	2.8	5.0	13,020	11.7	12,747	11.4
Other, net	3,293	2.9	13.6	-12.1	2,900	2.6	3,744	3.3
	94,528	82.9	1.9	4.9	92,739	83.4	90,149	80.4

Income before income taxes	19,532	17.1	5.8	-11.0	18,459	16.6	21,935	19.6
Provision for income taxes	6,353	5.6	-0.3	-11.9	6,369	5.7	7,207	6.4
Net income	$13,179	11.6	9.0	-10.5	$12,090	10.9	$14,728	13.1

	Three Months Ended
New Memberships:	6/30/2007	3/31/2007	6/30/2006
New legal service membership sales	138,083	147,742	146,043
New “stand-alone” IDT membership sales	8,082	13,788	6,461
Total new membership sales	146,165	161,530	152,504
New “add-on” IDT membership sales	92,382	93,204	98,156
Average Annual Membership fee	$326.04	$309.86	$327.34
Active Memberships:
Active legal service memberships at end of period	1,484,414	1,477,604	1,484,498
Active “stand-alone” IDT memberships at end of period (see note below)	75,156	73,525	57,167
Total active memberships at end of period	1,559,570	1,551,129	1,541,665
Active “add-on” IDT memberships at end of period (see note below)	587,550	562,075	507,049
New Sales Associates:
New sales associates recruited	38,175	31,043	45,517
Average enrollment fee paid by new sales associates	$44.65	$103.13	$49.70
Average Membership fee in force:
Average Annual Membership fee	$295.98	$294.17	$291.22
Note – reflects 5,328 net transfers from “add-on” status to “stand-alone” status during the quarter

     Identity Theft Shield (“IDT”) memberships sold in conjunction with new legal plan memberships or “added-on” to existing legal plan memberships sell for $9.95 per month and are not counted as “new” memberships but do increase the average premium and related direct expenses (membership benefits and commissions) of our membership base, while “stand alone” Identity Theft Shield memberships are not attached to a legal plan membership and sell for $12.95 per month.

     Recently Issued Accounting Pronouncements
     See Note 5 – Recently Issued Accounting Pronouncements in Item 1 above.

Results of Operations – Second Quarter of 2007 compared to Second Quarter of 2006
     Net income increased 9% for the second quarter of 2007 to $13.2 million from $12.1 million for the prior year’s second quarter primarily due to an increase in membership fees of $3.8 million partially offset by an increase in commissions of $1.5 million, an increase in Membership benefits of $437,000, and increase in general and administrative expenses of $363,000 and an increase in other, net expenses of $393,000. Diluted earnings per share increased 22% to 99 cents per share from 81 cents per share for the prior year’s comparable quarter due to the 9% increase in net income and an approximate 11% decrease in the weighted average number of diluted shares outstanding.

     Membership fees totaled $106.9 million during the 2007 second quarter compared to $103.1 million for 2006, an increase of 4%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 4% during the three months ended June 30, 2007 to 146,165 from 152,504 during the comparable period of 2006. At June 30, 2007, there were 1,559,570 active Memberships in force compared to 1,541,665 at June 30, 2006, an increase of 1%. Additionally, the average annual fee per Membership has increased from $291 for all Memberships in force at June 30, 2006 to $296 for all Memberships in force at June 30, 2007, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased by approximately $852,000 to $6 million, primarily due to decreases in associate enrollment fees and eService fees during the second quarter of 2007 when compared to the 2006 quarter. New associates enrolled were 38,175 during the 2007 period compared to 45,517 for the same period of 2006, and average enrollment fees paid by new sales associates decreased from $50 during the 2006 period to $45 during the 2007 quarter due to a lower enrollment fee in place for most of the 2007 second quarter. We expect to continue some form of reduced enrollment programs for the remainder of the year. The eService fees decreased to $3.1 million during the second quarter of 2007 compared to $3.3 million for the comparable period of 2006. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Certified Field Trainer program and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue declined 9% from $1.3 million for the 2006 period to $1.2 million for the 2007 period.

     Total revenues increased 3% to $114.1 million for the three months ended June 30, 2007 from $111.2 million during the comparable period of 2006 due to a $3.8 million increase in Membership fees partially offset by an $852,000 decline in associate services revenue.

     Membership benefits totaled $36.9 million for the three months ended June 30, 2007 compared to $36.5 million for the comparable period of 2006, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007.

     Commissions to associates increased 5% to $34.2 million for the three months ended June 30, 2007 compared to $32.7 million for the comparable period of 2006, and represented 32% of Membership fees for both periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. Commissions to associates per new membership sold were $234 per membership for the three months ended June 30, 2007 compared to $215 for the comparable period of 2006. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $6.7 million for the three months ended June 30, 2007 from $7.6 million for the comparable period of 2006. The decrease was primarily a result of decreased costs for incentive trips and bonuses and decreased costs for materials sent to new associates due to the reduction in the number of new associates enrolled during the quarter. We offer the Player’s Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended June 30, 2007 and 2006 were $13.4 million and $13.0 million, respectively, and represented 13% of Membership fees for both periods.

     Other expenses, net, which include depreciation and amortization, litigation accruals, interest expense and premium taxes reduced by interest income, were $3.3 million for the three months ended June 30, 2007 compared to $2.9 million for the 2006 comparable period. Depreciation increased to $2.2 million for the second quarter of 2007 from $2.0 million for the comparable period of 2006. Interest expense increased to $1.8 million during the 2007 period from $867,000 during the comparable period of 2006 as a result of additional debt. Premium taxes decreased from $484,000 for the three months ended June 30, 2006 to $476,000 for the comparable period of 2007. Interest income increased $712,000 to $1.6 million for the three months ended June 30, 2007 from $450,000 for the comparable period of 2006, due to an increase in cash and investment balances.

     We have recorded a provision for income taxes of $6.4 million (32.5% of pretax income) and $6.4 million (34.5% of pretax income) for the three months ended June 30, 2007 and 2006, respectively. The decrease in the tax rate is primarily due to an increase in non taxable interest income and tax credits.

Results of Operations – Second Quarter of 2007 compared to First Quarter of 2007
     Second quarter 2007 membership fees increased 3% to $106.9 million from $103.9 million for the first quarter of 2007. Associate services revenues decreased during the 2007 second quarter by approximately $1.1 million to $6.0 million from $7.1 million for the 2007 first quarter and associate services and direct marketing expenses increased by $300,000 during the same period. Membership benefits totaled $36.9 million in the second quarter of 2007 compared to $36.8 million for the 2007 first quarter and represented 35% of membership fees for both periods. Commissions to associates totaled $34.2 million in the 2007 second quarter compared to $30.5 million for the 2007 first quarter and represented 32% and 29%, respectively, of membership fees for the two periods. General and administrative expenses increased during the 2007 second quarter to $13.4 million compared to $12.7 million for the 2007 first quarter and represented 13% and 12%, respectively, of membership fees for the two periods.

Results of Operations – First Six Months of 2007 compared to First Six Months of 2006
     Membership revenues increased 3% the first six months of 2007 to a record $210.8 million compared to $204.9 million for the first six months of 2006. Net income increased 11% for the first six months of 2007 to $27.9 million from $25.2 million for the prior year’s comparable period primarily due to the increase of $6 million in membership fees partially offset by an increase in Membership benefits expense of $1.6 million, general and administrative expenses of $643,000 and the provision for income taxes of $307,000. Diluted earnings per share increased 26% to $2.07 per share from $1.65 per share for the prior year’s comparable six month period due to the 11% increase in net income and an approximate 12% decrease in the weighted average number of diluted shares outstanding.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 3% during the six months ended June 30, 2007 to 307,695 from 317,730 during the comparable period of 2006. At June 30, 2007, there were 1,559,570 active Memberships in force compared to 1,541,665 at June 30, 2006, an increase of 1.2%. Additionally, the average annual fee per Membership has increased from $291 for all Memberships in force at June 30, 2006 to $296 for all Memberships in force at June 30, 2007, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased 5% from $13.8 million for the first six months of 2006 to $13 million during the comparable period of 2007 due to a decrease in associate enrollment fees and eServices fees. Total new associates enrolled during the first six months of 2007 were 69,218 compared to 95,293 for the same period of 2006 and average enrollment fees paid by new sales associates increased from $50 during the 2006 period to $71 during the 2007 six months due to a higher enrollment fee in place for most of the 2007 first quarter. We expect to continue some form of reduced enrollment programs for the remainder of the year. The eService fees decreased to $6.0 million during the first six months of 2007 compared to $6.4 million for the comparable period of 2006. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Certified Field Trainer program and the number who choose to participate in the Company’s eService program, but the Company expects that such revenues will continue to be offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses

     Other revenue decreased $229,000 from $2.5 million for the six month period ending June 2006 to $2.3 million for the same period of 2007.

     Primarily as a result of the increase in Membership fees, total revenues increased to $226.1 million for the six months ended June 30, 2007 from $221.2 million during the comparable period of 2006 an increase of 2%.

     Membership benefits totaled $73.7 million for the six months ended June 30, 2007 compared to $72.1 million for the comparable period of 2006, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007.

     Commissions to associates increased less than one percent to $64.8 million for the six months ended June 30, 2007 compared to $64.6 million for the comparable period of 2006, and represented 31% and 32% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new memberships sold during a period. Commissions to associates per new membership sold were $211 per membership for the six months ended June 30, 2007 compared to $203 for the comparable period of 2006. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $13.1 million for the six months ended June 30, 2007 from $14.9 million for the comparable period of 2006. The decrease was primarily a result of fewer new associates enrolled during the six month period and decreased cost for incentive trips and bonuses. We offer the Player’s Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the six months ended June 30, 2007 and 2006 were $26.1 million and $25.5 million, respectively, and represented 12% of Membership fees for both periods. The increases in general and administrative expense were primarily due to increased employee costs and property and other taxes.

     Other expenses, net, which include depreciation and amortization, litigation accruals, interest expense and premium taxes reduced by interest income, was $7 million for the six months ended June 30, 2007 compared to $5.6 million for the 2006 comparable period. Depreciation increased to $4.3 million for the first six months of 2007 from $4 million for the comparable period of 2006. Interest expense increased to $3.6 million during the 2007 period from $1.5 million during the comparable period of 2006 primarily as a result of higher indebtedness. Premium taxes increased from $873,000 for the six months ended June 30, 2006 to $982,000 for the comparable period of 2007. Interest income increased $1.1 million to $1.9 million for the six months ended June 30, 2007 from $837,000 for the comparable period of 2006, primarily due to increased cash and investment balances.

     We have recorded a provision for income taxes of $13.6 million (32.7% of pretax income) for the first six months of 2007 compared to $13.3 million (34.5% of pretax income) for the same period of 2006. The decrease in the tax rate is primarily due to an increase in non taxable interest income and tax credits.

Liquidity and Capital Resources
     General
     Consolidated net cash provided from operating activities for the first six months of 2007 increased $8.0 million to $34.9 million from $26.9 million for the 2006 period. The increase of $8.0 million resulted primarily from the increase in net income of $2.7 million, the $1.5 million change in the increase in other assets, the change in the decrease of income taxes payable of $1.7 million and the $2.1 million change in the increase in accounts payable and accrued expenses and other.

     Consolidated net cash provided by investing activities was $5.1 million for the first six months of 2007 compared to net cash used of $3.9 million for the comparable period of 2006. This $9.0 million change in investing activities resulted from a $3.7 million decrease in additions to property and equipment and a $116.6 million increase in the maturities and sales of investments partially offset by a $111.3 million increase in investment purchases.

     Net cash used in financing activities during the first six months of 2007 was $33.9 million compared to net cash provided of $19.8 million for the comparable period of 2006. This $53.7 million change was primarily comprised of the $85 million decrease in debt proceeds partially offset by the $4.6 million decrease in common stock dividends paid, the $14.3 million decreases in debt repayments and the $12.5 million decrease in purchases of treasury stock.

     We purchased and formally retired 514,638 shares of our common stock during the first half of 2007 for $25.0 million, or an average price of $48.65 per share, reducing our common stock by $5,146 and our retained earnings by $25.0 million. We had positive working capital of $20.6 million at June 30, 2007, an increase of $2.7 million compared to working capital of $17.9 million at December 31, 2006. The increase was primarily due to a $6.2 million increase in cash and cash equivalents partially offset by a decrease in the current portion of available-for-sale investments of $1.7 million, an increase of $1.5 million in deferred revenue and fees and a $1.8 million increase in accounts payable and accrued expenses,. The $20.6 million positive working capital at June 30, 2007 would have been a $31.8 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the next 12 months.

     At June 30, 2007 we reported $80.3 million in cash and cash equivalents and unpledged investments compared to $81.8 million at December 31, 2006. Our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities, auction rate certificates and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the six months ended June 30, 2007, we advanced commissions, net of chargebacks, of $61.9 million on new Membership sales compared to $62.1 million for the same period of 2006. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of June 30, 2007, and related activity for the six month period then ended, were:

(Amounts in 000’s)
Beginning unearned advance commission payments (1)	$188,647
Advance commission payments, net	61,870
Earned commissions applied	(61,991)
Advance commission payment write-offs	(1,888)
Ending unearned advance commission payments before
estimated unrecoverable payments (1)	186,638
Estimated unrecoverable advance commission payments (1)	(41,825)
Ending unearned advance commission payments, net (1)	$144,813

     ____________________
     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $53.0 million. As such, at June 30, 2007 future commission payments and related expense should be reduced as unearned advance commission payments of $91.8 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      We believe that we have significant ability to finance any future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at June 30, 2007 of $80.3 million. We expect to maintain cash and investment balances, including pledged investments, on an ongoing basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.

     Notes Payable
     See Note 6 – Notes Payable in Item 1 above.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. (“PPLCI”), Pre-Paid Legal Services Inc. of Florida (“PPLSIF”) and Legal Service Plans of Virginia, Inc. (“LSPV”). The ability of these entities to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of these entities, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At June 30, 2007, none of these entities had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. We received a $1.6 million dividend from LSPV during March 2007 and a $7.4 million dividend from PPLCI during April 2007.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these “critical accounting policies” are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in the application of critical accounting policies or estimates during the first six months of 2007. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
     We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 1.1 million shares. Based on recent increases in our common stock market price, we may reduce or defer further stock repurchases. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of June 30, 2007 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk
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

     As of June 30, 2007, substantially all of our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities, auction rate certificates and state and municipal tax-exempt bonds. We do not hold any investments classified as trading account assets or derivative financial instruments.

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

		Hypothetical change in	Estimated fair value
	(In 000’s)	interest rate	after hypothetical
	Fair value	(bp = basis points)	change in interest rate
Fixed-maturity investments at June 30, 2007 (1)	$27,487	100 bp increase	$24,997
		200 bp increase	25,591
		50 bp decrease	27,979
		100 bp decrease	28,471

Fixed-maturity investments at December 31, 2006 (1)	$31,420	100 bp increase	$30,170
		200 bp increase	28,975
		50 bp decrease	31,965
		100 bp decrease	32,568

____________________
(1)	Excluding short-term investments with a fair value of $38.8 million (Certificates of deposit, auction rate securities and EURO deposits) at June 30, 2007 and $42.4 million at December 31, 2006.

The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2007 would reduce the estimated fair value of our fixed-maturity investments by approximately $1.9 million at that date. At December 31, 2006, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     As of June 30, 2007, we had $82.8 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $828,000. As of June 30, 2007, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     See Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for information with respect to legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock in the open market during the second quarter of 2007.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
April 2007	172,195	$59.18	172,195	1,125,577
May 2007	7,338	61.78	7,338	1,118,239
June 2007	6,282	63.98	6,282	1,111,957
Total	185,815	$59.44	185,815
____________________
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

     See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources” for a description of loan covenants that limit our ability to repurchase shares and pay dividends.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 2007 Annual Meeting of Shareholders of the Company (the “Annual Meeting”) was held on May 16, 2007. The following matters were submitted to a vote of the Company's shareholders at the Annual Meeting.

Proposal 1 – Election of Directors.
     The results of the election for the director were as follows:

		Abstentions and
	Votes For	Votes Withheld
Peter K. Grunebaum	11,122,481	461,555
Orland G. Aldridge	11,210,768	373,268
Duke R. Ligon	11,500,529	83,507

     Our Board of Directors currently consists of seven members and is divided into three classes as nearly equal in size as possible, with the term of office of one class expiring each year. The new terms of service of Messrs. Grunebaum, Aldridge and Ligon will expire in 2010. The terms of the other four directors of the Company did not expire at the Annual Meeting. The names of such other directors and the year of expiration of their respective terms are as follows: Martin H. Belsky – 2008, Harland C. Stonecipher – 2008; John W. Hail – 2009 and Thomas W. Smith – 2009.

Proposal 2 – Ratify the selection of Grant Thornton LLP as our independent registered public accounting firm.

Votes For	Votes Against	Abstentions
11,572,385	6,422	5,228

ITEM 6. EXHIBITS.

     (a) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated June 27, 2005)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the period ended June 30, 2003)

*10.1

Employment Agreement effective January 1, 1993 between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.2

Agreements between Shirley Stonecipher, New York Life Insurance Company and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1985)

*10.3

Amendment dated January 1, 1993 to Split Dollar Agreement between Shirley Stonecipher and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.4

Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

*10.5

Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.6

Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.7	Stock Option Plan, as amended effective May 2003 (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8

Loan agreement dated June 11, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2002)

10.9

Form of Mortgage dated July 23, 2002 between Bank of Oklahoma, N.A. and the Company (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002)

*10.10	Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.11	Amended Deferred Compensation Plan effective January 1, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Report on Form 10-K for the year ended December 31, 2004)

10.12	Purchase Agreement dated August 19, 2005 between us and Learjet, Inc., with Addendum. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated August 19, 2005)

10.13

Loan Agreement dated November 30, 2005 between Pre-Paid legal Services, Inc and Bank of Oklahoma, N.A. and First United Bank and Trust (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated November 30, 2005)

10.14

Aircraft Chattel Mortgage, Security Agreement and Assignment of Rents dated November 30, 2005 between Pre-Paid legal Services, Inc and Bank of Oklahoma, N.A. and First United Bank and Trust (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated November 30, 2005)

10.15

Credit Agreement dated June 23, 2006 among Pre-Paid Legal Services, Inc, the lenders signatory thereto and Wells Fargo Foothill, Inc. as Arranger and Administrative Agent and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 27, 2006)

10.16

Security Agreement dated June 23, 2006 between Pre-Paid Legal Services, Inc and certain of its subsidiaries and Wells Fargo Foothill, Inc., as Agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.17

Guaranty Agreement dated June 23, 2006 between certain subsidiaries of Pre-Paid Legal Services, Inc. and Wells Fargo Foothill, Inc., as Agent (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 27, 2006)

10.18

Mortgage, Assignment of Rents and Leases and Security Agreement by Pre-Paid Legal Services, Inc. in favor of Wells Fargo Foothill, Inc as Agent (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.19

First Amendment to Loan Agreement dated June 23, 2006 between Pre-Paid Legal Services, Inc. and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.5 of the Company’s of the Company’s Current Report on Form 8-K filed June 26, 2006)

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

PRE-PAID LEGAL SERVICES, INC.
(Registrant)

Date: July 23, 2007	/s/ Harland C. Stonecipher
Harland C. Stonecipher
Chairman, Chief Executive
Officer and President
(Principal Executive Officer)

Date: July 23, 2007	/s/ Randy Harp
Randy Harp
Chief Operating Officer
(Duly Authorized Officer)

Date: July 23, 2007	/s/ Steve Williamson
Steve Williamson
Chief Financial Officer
(Principal Financial and
Accounting Officer)