Form 10-Q
period 2007-09-30
PRE PAID LEGAL SERVICES INC
filed 2007-10-23
CIK 311657

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

For The Quarterly Period Ended September 30, 2007


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

The number of shares outstanding of the registrant's common stock (excluding 4,852,179 shares held in treasury) as of October 19, 2007 was 12,882,462.
================================================================================





                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2007


                                    CONTENTS



Part I.  Financial Information

         Item 1.  Financial Statements:

                  a) Consolidated Balance Sheets
                     as of September 30, 2007 (Unaudited) and December 31, 2006

                  b) Consolidated Statements of Income (Unaudited)
                     for the three month and nine month periods ended September 30, 2007 and 2006

                  c) Consolidated Statements of Comprehensive Income (Unaudited)
                     for the three month and nine month periods ended September 30, 2007 and 2006

                  d) Consolidated Statements of Cash Flows (Unaudited)
                     for the nine month periods ended September 30, 2007 and
                     2006

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

         Item 6.  Exhibits

Signatures




ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS

                                                                                           September 30,     December 31,
                                                                                               2007              2006
                                                                                           --------------    --------------
Current assets:                                                                             (Unaudited)
  Cash and cash equivalents............................................................     $    29,030      $     12,031
  Available-for-sale investments, at fair value........................................          13,325            42,275
  Membership fees receivable...........................................................           6,128             5,518
  Inventories..........................................................................           1,193             1,337
  Refundable income taxes..............................................................           1,196               653
  Deferred member and associate service costs..........................................          16,301            15,879
  Deferred income taxes................................................................           5,008             4,235
  Other assets.........................................................................           7,370             6,404
                                                                                           --------------    --------------
      Total current assets.............................................................          79,551            88,332
Available-for-sale investments, at fair value..........................................          26,402            27,461
Investments pledged....................................................................           4,350             4,145
Property and equipment, net............................................................          56,767            59,643
Deferred member and associate service costs............................................           2,447             2,636
Other assets...........................................................................           6,681             6,330
                                                                                           --------------    --------------
        Total assets...................................................................     $   176,198      $    188,547
                                                                                           --------------    --------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................     $    12,218     $      11,995
  Deferred revenue and fees............................................................          27,569            26,040
  Current portion of capital leases payable............................................              22               340
  Current portion of notes payable.....................................................          18,241            18,437
  Accounts payable and accrued expenses................................................          15,034            13,645
                                                                                           --------------    --------------
    Total current liabilities..........................................................          73,084            70,457
                                                                                           --------------    --------------
  Capital leases payable...............................................................             940               957
  Notes payable........................................................................          60,053            73,533
  Deferred revenue and fees............................................................           2,447             2,636
  Deferred income taxes................................................................           4,765             4,897
  Other non-current liabilities........................................................           6,130             5,207
                                                                                           --------------    --------------
      Total liabilities................................................................         147,419           157,687
                                                                                           --------------    --------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 17,738 and
    18,488 issued at September 30, 2007 and December 31, 2006, respectively............             177               185
  Retained earnings....................................................................         126,049           129,413
  Accumulated other comprehensive income...............................................           1,581               290
  Treasury stock, at cost; 4,852 shares held at September 30, 2007 and
    December 31, 2006, respectively....................................................         (99,028)          (99,028)
                                                                                           --------------    --------------
      Total stockholders' equity.......................................................          28,779            30,860
                                                                                           --------------    --------------
        Total liabilities and stockholders' equity.....................................     $   176,198     $     188,547
                                                                                           --------------    --------------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended           Nine Months Ended
                                                                           September 30,               September 30,
                                                                      ------------------------    ------------------------
                                                                        2007          2006          2007          2006
                                                                      ----------    ----------    ----------    ----------
Revenues:
  Membership fees................................................     $  107,713    $  103,592    $  318,530    $  308,443
  Associate services.............................................          6,032         6,368        19,064        20,151
  Other..........................................................          1,132         1,234         3,427         3,758
                                                                      ----------    ----------    ----------    ----------
                                                                         114,877       111,194       341,021       332,352
                                                                      ----------    ----------    ----------    ----------
Costs and expenses:
  Membership benefits............................................         37,475        36,578       111,153       108,696
  Commissions....................................................         33,646        31,393        98,421        96,023
  Associate services and direct marketing........................          8,902         7,144        21,959        22,030
  General and administrative.....................................         13,717        12,229        39,847        37,716
  Other, net.....................................................          3,584         2,932        10,621         8,555
                                                                      ----------    ----------    ----------    ----------
                                                                          97,324        90,276       282,001       273,020
                                                                      ----------    ----------    ----------    ----------

Income before income taxes.......................................         17,553        20,918        59,020        59,332
Provision for income taxes.......................................          5,980         7,512        19,540        20,765
                                                                      ----------    ----------    ----------    ----------
Net income.......................................................     $   11,573    $   13,406    $   39,480    $   38,567
                                                                      ----------    ----------    ----------    ----------

Basic earnings per common share..................................     $     .89     $     .93     $    2.97     $    2.59
                                                                      ----------    ----------    ----------    ----------

Diluted earnings per common share................................     $     .88     $     .93     $    2.96     $    2.58
                                                                      ----------    ----------    ----------    ----------

   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   -----------------------
                                                                      2007        2006         2007         2006
                                                                   ----------  ----------   ----------   ----------
Net income.....................................................    $  11,573   $  13,406    $  39,480    $  38,567
                                                                   ----------  ----------   ----------   ----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................          529         (31)       1,133          160
                                                                   ----------  ----------   ----------   ----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period....          158         358           (9)         (14)
    Reclassification adjustment for realized (gains) losses
      included in net income...................................           99         (15)         167            4
                                                                   ----------  ----------   ----------   ----------
                                                                         257         343          158          (10)
                                                                   ----------  ----------   ----------   ----------
Other comprehensive income, net of income taxes of $164 and
  $219 for the three months and $101 and $(6) for the nine
  months ended September 30, 2007 and 2006, respectively.......          786         312        1,291          150
                                                                   ----------  ----------   ----------   ----------

Comprehensive income...........................................    $  12,359   $  13,718    $  40,771    $  38,717
                                                                   ----------  ----------   ----------   ----------

   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           -------------------------
                                                                                             2007          2006
                                                                                           -----------   -----------
Cash flows from operating activities:
Net income.............................................................................    $  39,480     $  38,567
Adjustments to reconcile net income to net cash provided by operating activities:
  (Benefit) provision for deferred income taxes........................................         (905)          310
  Depreciation and amortization........................................................        6,381         6,139
  Increase in Membership fees receivable...............................................         (610)         (324)
  Decrease in inventories..............................................................          144           346
  Increase in refundable income taxes..................................................         (543)          (19)
  Increase in deferred member and associate service costs..............................         (233)       (1,259)
  Increase in other assets.............................................................       (1,317)       (2,344)
  Increase in accrued Membership benefits..............................................          223           345
  Increase in deferred revenue and fees................................................        1,340           710
  Increase in other non-current liabilities............................................          923           881
  Decrease in income taxes payable.....................................................            -        (1,738)
  Increase (decrease) in accounts payable and accrued expenses.........................        2,528        (3,043)
                                                                                           -----------   -----------
    Net cash provided by operating activities..........................................       47,411        38,571
                                                                                           -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment..................................................       (3,511)       (8,046)
  Purchases of investments - available for sale........................................     (188,465)      (88,843)
  Maturities and sales of investments - available for sale.............................      218,427        53,522
                                                                                           -----------   -----------
    Net cash provided by (used in) investing activities................................       26,451       (43,367)
                                                                                           -----------   -----------
Cash flows from financing activities:
  (Use) proceeds from exercise of stock options........................................          (84)          288
  Tax benefit on exercise of stock options.............................................          790           649
  Proceeds from issuance of debt.......................................................        9,556        85,000
  Decrease in capital lease obligations................................................         (335)         (315)
  Common stock dividends paid..........................................................            -        (4,643)
  Repayments of debt...................................................................      (23,232)      (26,891)
  Purchases and retirement of treasury stock...........................................      (43,558)      (48,889)
                                                                                           -----------   -----------
    Net cash (used in) provided by financing activities ...............................      (56,863)        5,199
                                                                                           -----------   -----------

Net increase in cash and cash equivalents..............................................       16,999           403
Cash and cash equivalents at beginning of period.......................................       12,031        33,957
                                                                                           -----------   -----------
Cash and cash equivalents at end of period.............................................    $  29,030     $  34,360
                                                                                           -----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest...............................................................    $   5,042     $   3,233
                                                                                           -----------   -----------
  Cash paid for income taxes...........................................................    $  20,317     $  21,633
                                                                                           -----------   -----------
  Purchases of treasury stock pursuant to tender offer.................................    $       -     $   6,584
                                                                                           -----------   -----------

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

     In our opinion, the accompanying unaudited financial statements as of September 30, 2007, and for the three month and nine month periods ended
September 30, 2007 and 2006, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of results expected for the full year.

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

     On March 27, 2006 we received a complaint filed by a former provider attorney law firm in Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract. On May 15, 2006 the trial court dismissed plaintiff's complaint in its entirety. Plaintiff filed a notice of appeal on June 13, 2006, and on August 24, 2007 the Court of Appeals reversed the ruling of the trial court and remanded the suit to the trial court for further proceedings. We filed a Petition for Rehearing which was denied on September 26, 2007. The ultimate outcome of this matter is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at September 30, 2007 was $75,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. During July 2007 we received a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which if accepted would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer would allow us to deduct the remaining 30% of these items on our US federal tax returns. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at September 30, 2007 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.


Note 3 - Treasury Stock Purchases
     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 13 million shares during subsequent board meetings. At September 30, 2007 we had purchased 12.2 million treasury shares under these authorizations for a total consideration of $339.5 million, an average price of $27.73 per share. We purchased and formally retired 357,439 shares of our common stock during the 2007 third quarter for $18.5 million, or an average price of $51.82 per share, reducing our common stock by $3,574 and our retained earnings by $18.5 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.


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


                                                                         Three Months Ended      Nine Months
                                                                            September 30,     Ended September 30,
                                                                         -------------------  -------------------
                                                                          2007       2006       2007       2006
                                                                         --------  --------   --------   --------
Basic Earnings Per Share:
Earnings:
Net income....................................................           $ 11,573  $ 13,406   $ 39,480   $ 38,567
                                                                         --------  --------   --------   --------
Shares (in thousands):
Weighted average shares outstanding...........................             13,068    14,360     13,293     14,867
                                                                         --------  --------   --------   --------
Diluted Earnings Per Share:
Earnings:
Net income....................................................           $ 11,573  $ 13,406   $ 39,480   $ 38,567
                                                                         --------  --------   --------   --------
Shares (in thousands):
----------------------
Weighted average shares outstanding...........................             13,068    14,360     13,293     14,867
Assumed exercise of options...................................                 26        67         54        101
                                                                         --------  --------   --------   --------
Weighted average number of shares, as adjusted................             13,094    14,427     13,347     14,968
                                                                         --------  --------   --------   --------
Shares issued pursuant to option exercises....................                  -         3        122        113
                                                                         --------  --------   --------   --------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month and nine month periods ended September 30, 2007 and 2006.


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

     See Note 2 above for certain information about contingencies relating to Canadian tax matters.

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


Note 6 - Notes Payable
     On June 23, 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At September 30, 2007, we have the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million. Since receiving the net proceeds, we used them to purchase 1.4 million shares of treasury stock at an average price of $42.95 per share.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate originally equal to Wells Fargo base rate plus 150 basis points or at the LIBOR plus 250 basis points. On September 10, 2007 we entered into an amendment to the Senior Loan which reduced the margin on LIBOR rate loans from 250 basis points to 150 basis points and fixed all LIBOR rate loans on 30 day interest periods; reduced the margin on base rate loans from 150 basis points to zero basis points; and increased the amounts of cash flow that we may use in each quarter to pay dividends or repurchase shares of common stock by accumulating unused amounts available for such purposes for up to a 24 month period that will phase in from June 30, 2007 to June 30, 2008. No other material amendments were made to the Senior Loan. The interest rate at September 30, 2007 was 7.00%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was
0.83 to 1 at September 30, 2007. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the second year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

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

     We were in compliance with these covenants at September 30, 2007.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest originally at the 30 day LIBOR rate plus 225 basis points was modified on September 25, 2007 to reduce the interest rate to LIBOR plus 150 basis points effective September 1, 2007, adjusted monthly, and is secured by a mortgage on our headquarters. The interest rate at September 30, 2007 was 7.57% with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan's financial covenants conform to those of the Senior Loan.

     On September 28, 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance our existing indebtedness of $9.6 million related to our aircraft. The new loan has an interest rate of 89 basis points above the monthly LIBOR rate (compared to LIBOR plus 175 basis points under the previous loan) and will be repaid over 10 years in monthly payments of principal of $80,000 (compared to $96,000 under the previous loan) plus interest and is secured by the aircraft and engines. The interest rate at September 30, 2007 was 6.65%.

     A schedule of outstanding balances as of September 30, 2007 is as follows:

              Senior loan................................   $ 57,500
              Real estate loan...........................     11,238
              Aircraft loan..............................      9,556
                                                            ---------
              Total notes payable........................     78,294
              Less: Current portion of notes payable.....    (18,241)
                                                            ---------
              Long term portion..........................   $ 60,053
                                                            ----------





         A schedule of future maturities as of September 30, 2007 is as follows:

                    Repayment Schedule commencing
                        October 2007:
                    ------------------------------------------------------
                    Year 1.....................................   $ 18,241
                    Year 2.....................................     18,241
                    Year 3.....................................     18,241
                    Year 4.....................................     17,837
                    Year 5.....................................        956
                    Thereafter.................................      4,778
                                                                  --------
                    Total notes payable........................   $ 78,294
                                                                  --------



Note 7 - Share-based Compensation
     During the nine months ended September 30, 2007, the stock option activity under our stock option plans was as follows:


                                                                                   Weighted
                                                                                   Average
                                                                                  Remaining
                                                      Weighted                   Contractual     Aggregate
                                                      Average      Number of         Term        Intrinsic
                                                       Price         Shares       (In Years)       Value
                                                      ----------   -----------   ------------   -----------
Outstanding, January 1, 2007....................      $  23.26       273,040
  Granted.......................................          -                -
  Cancelled.....................................         22.87        (5,597)
  Exercised.....................................         24.17      (208,943)
Outstanding, September 30, 2007.................      ----------   ------------
                                                      $  20.08        58,500         2.67        $   2,070
                                                      ----------   -----------   ------------   -----------
Options exercisable as of September 30, 2007....      $  20.08        58,500         2.67        $   2,070
                                                      ----------   -----------   ------------   -----------

     Other information pertaining to option activity during the nine months ended September 30, 2007 and 2006 was as follows:


                                                                        September 30,         September 30,
                                                                            2007                  2006
                                                                       --------------       ---------------
Weighted average grant-date fair value of stock options granted..      Not applicable       Not applicable
Total fair value of stock options vested.........................      Not applicable       Not applicable
Total intrinsic value of stock options exercised.................          $  6,821             $  3,638


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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2006, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the third quarter of 2007 compared to the third quarter of 2006 and the second quarter of 2007 (Table amounts in 000's). The sum of the percentages in the tables may not total due to rounding.




 Three Months Ended September 30, 2007    Three                  %          %       Three               Three
              compared to                 Months               Change    Change     Months              Months
 Three Months Ended September 30, 2006    Ended      % of       from      from      Ended     % of       Ended      %of
            and compared to             Sept. 30,    Total     Prior   Sequential Sept. 30,   Total     June 30,    Total
   Three Months Ended June 30, 2007        2007    Revenue     Year     Period      2006     Revenue      2007     Revenue
--------------------------------------  ---------  ---------  -------- ---------- --------- --------- ---------- ----------
Revenues:
  Membership fees....................    $107,713     93.8       4.0        0.7    $103,592     93.2   $106,936      93.8
  Associate services.................      6,032       5.3      -5.3        1.1      6,368       5.7      5,968       5.2
  Other..............................      1,132       1.0      -8.3       -2.1      1,234       1.1      1,156       1.0
                                        ---------  ---------  -------- ---------- --------- --------- ---------- ----------
                                         114,877     100.0       3.3        0.7    111,194     100.0    114,060     100.0
                                        ---------  ---------  -------- ---------- --------- --------- ---------- ----------
Costs and expenses:
  Membership benefits................     37,475      32.6       2.5        1.5     36,578      32.9     36,927      32.4
  Commissions........................     33,646      29.3       7.2       -1.7     31,393      28.2     34,243      30.0
  Associate    services    and   direct    8,902                24.6       33.2      7,144       6.4      6,682       5.9
    marketing........................                  7.7
  General and administrative.........     13,717      11.9      12.2        2.5     12,229      11.0     13,383      11.7
  Other, net.........................      3,584       3.1      22.2        8.8      2,932       2.6      3,293       2.9
                                        ---------  ---------  -------- ---------- --------- --------- ---------- ----------
                                          97,324      84.7       7.8        3.0     90,276      81.2     94,528      82.9
                                        ---------  ---------  -------- ---------- --------- --------- ---------- ----------

Income before income taxes...........     17,553      15.3     -16.1      -10.1     20,918      18.8     19,532      17.1
Provision for income taxes...........      5,980       5.2     -20.4       -5.9      7,512       6.8      6,353       5.6
                                        ---------  ---------  -------- ---------- --------- --------- ---------- ----------
Net income...........................    $11,573      10.1     -13.7      -12.2    $13,406      12.1    $13,179      11.6
                                        ---------  ---------  -------- ---------- --------- --------- ---------- ----------


                                                                                           Three Months Ended
New Memberships:                                                                 9/30/2007     6/30/2007     9/30/2006
----------------                                                                 ----------    ----------    ----------
New legal service membership sales..........................................        145,530       138,083       148,311
New "stand-alone" IDT membership sales......................................          8,771         8,082         7,047
                                                                                 ----------    ----------    ----------
         Total new membership sales.........................................        154,301       146,165       155,358
                                                                                 ----------    ----------    ----------
New "add-on" IDT membership sales...........................................        100,888        92,382       102,341
Average Annual Membership fee...............................................        $325.98       $326.04       $334.70
Active Memberships:
Active legal service memberships at end of period...........................      1,496,319     1,484,414     1,484,456
Active "stand-alone" IDT memberships at end of period (see note below)......         78,237        75,156        60,816
                                                                                 ----------    ----------    ----------
         Total active memberships at end of period..........................      1,574,556     1,559,570     1,545,272
                                                                                 ----------    ----------    ----------
Active "add-on" IDT memberships at end of period (see note below)...........        616,919       587,550       529,983
New Sales Associates:
New sales associates recruited..............................................         43,555        38,175        42,395
Average enrollment fee paid by new sales associates.........................         $40.74        $44.65        $49.74
Average Membership fee in force:
Average Annual Membership fee...............................................        $297.52       $295.98       $292.60

Note - reflects 5,506 net transfers from "add-on" status to "stand-alone" status during the quarter


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

     Recently Issued Accounting Pronouncements
     See Note 5 - Recently Issued Accounting Pronouncements in Item 1 above.


Results of Operations - Third Quarter of 2007 compared to Third Quarter of 2006
-------------------------------------------------------------------------------
     Net income decreased 14% for the third quarter of 2007 to $11.6 million from $13.4 million for the prior year's third quarter primarily due to higher commission payments and higher associate services and direct marketing expenses. Diluted earnings per share decreased 5% to 88 cents per share from 93 cents per share for the prior year's comparable quarter, lower than the net income decrease, due to an approximate 9% decrease in the weighted average number of diluted shares outstanding.

     Membership fees totaled $107.7 million during the 2007 third quarter compared to $103.6 million for 2006, an increase of 4%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 1% during the three months ended September 30, 2007 to 154,301 from 155,358 during the comparable period of 2006. At September 30, 2007, there were 1,574,556 active Memberships in force compared to 1,545,272 at September 30, 2006, an increase of 2%. Additionally, the average annual fee per Membership has increased from $293 for all Memberships in force at September 30, 2006 to $298 for all Memberships in force at September 30, 2007, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased by approximately $336,000 to $6 million, primarily due to decreases in associate enrollment fees during the third quarter of 2007 when compared to the 2006 quarter. New associates enrolled were 43,555 during the 2007 period compared to 42,395 for the same period of 2006, and average enrollment fees paid by new sales associates decreased from $50 during the 2006 period to $41 during the 2007 quarter due to the lower average enrollment fee paid by new sales associates in the 2007 third quarter. We don't expect any significant increases in the average enrollment fee for the remainder of the year. The eService fees increased to $3.2 million during the third quarter of 2007 compared to $3.1 million for the comparable period of 2006. Future revenues from associate services will depend primarily on the number of new associates enrolled, the average enrollment fee charged and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue declined 8% from $1.2 million for the 2006 period to $1.1 million for the 2007 period.

     Total revenues increased 3% to $114.9 million for the three months ended September 30, 2007 from $111.2 million during the comparable period of 2006 due to the $4.1 million increase in Membership fees partially offset by the $336,000 decline in associate services revenue.

     Membership benefits totaled $37.5 million for the three months ended September 30, 2007 compared to $36.6 million for the comparable period of 2006, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be relatively stable or slightly reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007.

     Commissions to associates increased 7% to $33.6 million for the three months ended September 30, 2007 compared to $31.4 million for the comparable period of 2006, and represented 31% and 30%, respectively, of Membership fees for the two periods. Commissions to associates are primarily dependent on the number of new memberships sold, including add-on membership sales, during a period. Commissions to associates per new membership sold were $218 per membership for the three months ended September 30, 2007 compared to $202 for the comparable period of 2006. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold, the amount of the Membership fee and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $8.9 million for the three months ended September 30, 2007 from $7.1 million for the comparable period of 2006. The increase was primarily a result of increased costs for incentive trips and bonuses. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended September 30, 2007 and 2006 were $13.7 million and $12.2 million, respectively, and represented 13% and 12%, respectively, of Membership fees for the two periods. The increases in general and administrative expenses were primarily due to increased advertising costs (which are expensed when the advertisement occurs), bank service charges, telecommunication expenses, utilities and real estate and other taxes.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, were $3.6 million for the three months ended September 30, 2007 compared to $2.9 million for the 2006 comparable period. Depreciation expense was $2.1 million for both periods. Interest expense decreased to $1.7 million during the 2007 period from $2.1 million during the comparable period of 2006 as a result of reduced debt levels. Premium taxes increased from $486,000 for the three months ended September 30, 2006 to $494,000 for the comparable period of 2007. Interest income decreased $430,000 to $675,000 for the three months ended September 30, 2007 from $1.1 million for the comparable period of 2006, due to a decrease in average cash and investment balances.

     We have recorded a provision for income taxes of $6.0 million (34.1% of pretax income) and $7.5 million (35.9% of pretax income) for the three months ended September 30, 2007 and 2006, respectively. The decrease in the tax rate is primarily due to an increase in non taxable interest income and tax credits.

Results of Operations - Third Quarter of 2007 compared to Second Quarter of 2007
--------------------------------------------------------------------------------
     Third quarter 2007 membership fees increased 1% to $107.7 million from $106.9 million for the second quarter of 2007. Associate services revenues increased slightly during the 2007 third quarter by approximately $64,000 to $6.0 million and associate services and direct marketing expenses increased by $2.2 million during the same period. Membership benefits totaled $37.5 million in the third quarter of 2007 compared to $36.9 million for the 2007 second quarter and represented 35% of membership fees for both periods. Commissions to associates totaled $33.6 million in the 2007 third quarter compared to $34.2 million for the 2007 second quarter and represented 31% and 32%, respectively, of membership fees for the two periods. General and administrative expenses increased slightly during the 2007 third quarter to $13.7 million compared to $13.4 million for the 2007 second quarter and represented 13% of membership fees for both periods.


Results of Operations - First Nine Months of 2007 compared to First Nine Months
--------------------------------------------------------------------------------
of 2006
-------
     Membership revenues increased 3% the first nine months of 2007 to a record $318.5 million compared to $308.4 million for the first nine months of 2006. Net income increased 2% for the first nine months of 2007 to $39.5 million from $38.6 million for the prior year's comparable period primarily due to the increase of $10 million in membership fees partially offset by a reduction of associate service fees of $1.1 million, an increase in Membership benefits expense of $2.5 million, general and administrative expenses of $2.1 million, an increase in commissions of $2.4 million and an increase in interest expense of $1.6 million. Diluted earnings per share increased 15% to $2.96 per share from $2.58 per share for the prior year's comparable nine month period due to the 2% increase in net income and an approximate 11% decrease in the weighted average number of diluted shares outstanding.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 2% during the nine months ended September 30, 2007 to 461,996 from 473,088 during the comparable period of 2006. At September 30, 2007, there were 1,574,556 active Memberships in force compared to 1,545,272 at September 30, 2006, an increase of 2%. Additionally, the average annual fee per Membership has increased from $293 for all Memberships in force at September 30, 2006 to $298 for all Memberships in force at September 30, 2007, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased 5% from $20.2 million for the first nine months of 2006 to $19.1 million during the comparable period of 2007 primarily due to a decrease in associate enrollment fees and eServices fees. Total new associates enrolled during the first nine months of 2007 were 112,773 compared to 137,688 for the same period of 2006 and average enrollment fees paid by new sales associates increased from $50 during the 2006 period to $59 during the 2007 nine month period. As noted above the average enrollment fee for the third quarter of 2007 was $41. We don't expect any significant increases in the average enrollment fee for the remainder of the year. The eService fees decreased to $9.2 million during the first nine months of 2007 compared to $9.6 million for the comparable period of 2006. Future revenues from associate services will depend primarily on the number of new associates enrolled, the average enrollment fee charged and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses

     Other revenue decreased $331,000 from $3.8 million for the nine month period ending September 2006 to $3.4 million for the same period of 2007.

     Primarily as a result of the increase in Membership fees, total revenues increased to $341.0 million for the nine months ended September 30, 2007 from $332.3 million during the comparable period of 2006 an increase of 3%.

     Membership benefits totaled $111.2 million for the nine months ended September 30, 2007 compared to $108.7 million for the comparable period of 2006, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be relatively stable or slightly reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007.

     Commissions to associates increased 2% to $98.4 million for the nine months ended September 30, 2007 compared to $96.0 million for the comparable period of 2006, and represented 31% of Membership fees for both periods. Commissions to associates are primarily dependent on the number of new memberships sold during a period. Commissions to associates per new membership sold were $213 per membership for the nine months ended September 30, 2007 compared to $203 for the comparable period of 2006. The average commission per new membership sold varies depending on the compensation structure that is in place at the time a new membership is sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the membership sale. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses remained constant at $22.0 million for both periods and include the costs of providing associate services and marketing expenses, including our incentive programs. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year.

     General and administrative expenses during the nine months ended September 30, 2007 and 2006 were $39.8 million and $37.7 million, respectively, and represented 13% and 12%, respectively, of Membership fees for such periods. The increases in general and administrative expenses were primarily due to increased legal fees, advertising (which are expensed when the advertisement occurs) and promotion costs, printing expenses and property and other taxes partially offset by decreased postage and shipping costs.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, was $10.6 million for the nine months ended September 30, 2007 compared to $8.6 million for the 2006 comparable period. Depreciation increased to $6.4 million for the first nine months of 2007 from $6.1 million for the comparable period of 2006. Interest expense increased to $5.3 million during the 2007 period from $3.7 million during the comparable period of 2006 primarily as a result of higher indebtedness. Premium taxes increased from $1.4 million for the nine months ended September 30, 2006 to $1.5 million for the comparable period of 2007. Interest income increased $626,000 to $2.6 million for the nine months ended September 30, 2007 from $1.9 million for the comparable period of 2006, primarily due to increased cash and investment balances.

     We have recorded a provision for income taxes of $19.5 million (33.1% of pretax income) for the first nine months of 2007 compared to $20.8 million (35.0% of pretax income) for the same period of 2006. The decrease in the tax rate is primarily due to an increase in non taxable interest income and tax credits.


Liquidity and Capital Resources
     General
     Net cash flow provided by operating activities was $47.4 million for the nine months ended September 30, 2007 compared to $38.6 million for the same period in 2006. This $8.8 million increase was primarily the result of a $10 million increase in cash receipts from our members, partially offset by increases in cash paid to our providers for the delivery of benefits, to our associates for commissions and to our employees and vendors for operational expenses. The increase of $8.8 million resulted primarily from the increase in net income of $913,000, the $1.0 million change in the increase in other assets, the change in the decrease of income taxes payable of $1.7 million and the $5.6 million change in the increase in accounts payable and accrued expenses and other offset by a $1.2 million change in the provision for deferred income taxes.

     Consolidated net cash provided by investing activities was $26.5 million for the first nine months of 2007 compared to net cash used of $43.4 million for the comparable period of 2006. This $69.9 million change in investing activities resulted from a $4.5 million decrease in additions to property and equipment and a $164.9 million increase in the maturities and sales of investments partially offset by a $99.6 million increase in investment purchases.

     Net cash used in financing activities during the first nine months of 2007 was $56.9 million compared to net cash provided of $5.2 million for the comparable period of 2006. This $62.1 million change was primarily comprised of the $75.4 million decrease in debt proceeds partially offset by the $4.6 million decrease in common stock dividends paid, the $3.7 million decreases in debt repayments and the $5.3 million decrease in purchases of treasury stock.

     We purchased and formally retired 872,077 shares of our common stock during the first nine months of 2007 for $43.6 million, or an average price of $49.95 per share, reducing our common stock by $8,721 and our retained earnings by $43.6 million. We had positive working capital of $6.5 million at September 30, 2007, a decrease of $11.3 million compared to working capital of $17.9 million at December 31, 2006. The decrease was primarily due to a decrease in the current portion of available-for-sale investments of $29.0 million, an increase of $1.4 million in deferred revenue and fees and a $1.4 million increase in accounts payable and accrued expenses partially offset by a $17.0 million increase in cash and cash equivalents part. The $6.5 million positive working capital at September 30, 2007 would have been a $17.7 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the next 12 months.

     At September 30, 2007 we reported $68.8 million in cash and cash equivalents and unpledged investments compared to $81.8 million at December 31, 2006. The balance of cash and cash equivalents will vary depending on our level of investment in auction rate certificates and other short term investments that are carried in the current portion of available-for-sales investments. Our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises, auction rate certificates and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the nine months ended September 30, 2007, we advanced commissions, net of chargebacks, of $96.0 million on new Membership sales compared to $94.4 million for the same period of 2006. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of September 30, 2007, and related activity for the nine month period then ended, were:

                                                                                   (Amounts in 000's)
                                                                                   ------------------
Beginning unearned advance commission payments (1)...............................    $  188,647
Advance commission payments, net.................................................        96,047
Earned commissions applied.......................................................       (94,755)
Advance commission payment write-offs............................................        (2,723)
                                                                                     -----------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       187,216
Estimated unrecoverable advance commission payments (1)..........................       (42,540)
                                                                                     -----------
Ending unearned advance commission payments, net (1).............................    $  144,676
                                                                                     -----------

     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $54.5 million. As such, at September 30, 2007 future commission payments and related expense should be reduced as unearned advance commission payments of $90.2 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance any future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at September 30, 2007 of $68.8 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.

     Notes Payable
     See Note 6 - Notes Payable in Item 1 above.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services Inc. of Florida ("PPLSIF") and Legal Service Plans of Virginia, Inc. ("LSPV"). The ability of these entities to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of these entities, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At September 30, 2007, none of these entities had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. We received a $1.6 million dividend from LSPV during March 2007 and a $7.4 million dividend from PPLCI during April 2007.

     Contractual Obligations
     Other than the changes to our debt agreements described above (See Note 6 - Notes Payable in Item 1), there have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies
----------------------------
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in the application of critical accounting policies or estimates during the first nine months of 2007. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------

     We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 754,518 shares. Based on recent increases in our common stock market price, we may reduce or defer further stock repurchases.

Forward-Looking Statements
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of September 30, 2007 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


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

     As of September 30, 2007, substantially all of our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises, auction rate certificates and state and municipal tax-exempt bonds. We do not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                          Hypothetical change     Estimated fair value
                                                            (In 000's)      in interest rate       after hypothetical
                                                            Fair value    (bp = basis points)   change in interest rate
                                                            ----------   --------------------   -----------------------
Fixed-maturity investments at September 30, 2007 (1)...      $  28,251     100 bp increase            $  23,861
                                                                           200 bp increase               26,231
                                                                            50 bp decrease               28,779
                                                                           100 bp decrease               29,306

Fixed-maturity investments at December 31, 2006 (1)....      $  31,420     100 bp increase            $  30,170
                                                                           200 bp increase               28,975
                                                                            50 bp decrease               31,965
                                                                           100 bp decrease               32,568

-------------------
(1) Excluding short-term investments with a fair value of $15.8 million (Certificates of deposit, auction rate securities and EURO deposits) at September 30, 2007 and $42.4 million at December 31, 2006.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 2007 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.0 million at that date. At December 31, 2006, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     As of September 30, 2007, we had $78.3 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $783,000. As of September 30, 2007, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive
Income, we have recorded positive foreign currency translation adjustments of $1.1 million for the nine months ended September 30, 2007 and have a cumulative positive foreign currency translation adjustment balance of $1.5 million at September 30, 2007. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.


ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------

     Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock in the open market during the third quarter of 2007.


                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------  --------------   ----------------  --------------------   --------------------
July 2007.............        65,202         $  59.46               65,202             1,046,755
August 2007...........       199,758            47.93              199,758               846,997
September 2007........        92,479            54.84               92,479               754,518
Total.................  ---------------  ----------------  --------------------
                             357,439         $  51.82              357,439
                        ---------------  ----------------  --------------------

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

*10.4           Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher(Incorporated
                by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December
                31, 1986)

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

 10.13          Credit  Agreement  dated June 23, 2006 among Pre-Paid  Legal  Services,  Inc, the lenders  signatory thereto and Wells Fargo Foothill,  Inc. as Arranger and  Administrative  Agent and Bank of Oklahoma,
                N.A.  (Incorporated  by reference to Exhibit 10.1 of the Company's  Current Report on Form 8-K filed
                June 27, 2006)

 10.14          Security  Agreement  dated June 23, 2006 between  Pre-Paid  Legal  Services,  Inc and certain of its subsidiaries and Wells Fargo Foothill,  Inc., as Agent (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed June 26, 2006)

 10.15          Guaranty  Agreement  dated June 23, 2006 between  certain  subsidiaries  of Pre-Paid Legal Services,
                Inc. and Wells Fargo  Foothill,  Inc.,  as Agent  (Incorporated  by reference to Exhibit 10.3 of the
                Company's Current Report on Form 8-K filed June 27, 2006)

 10.16          Mortgage,  Assignment of Rents and Leases and Security Agreement by Pre-Paid Legal Services, Inc. in
                favor of Wells Fargo  Foothill,  Inc as Agent  (Incorporated  by  reference  to Exhibit  10.4 of the
                Company's Current Report on Form 8-K filed June 26, 2006)

 10.17          First  Amendment to Loan Agreement  dated June 23, 2006 between  Pre-Paid Legal  Services,  Inc. and
                Bank of Oklahoma,  N.A. (Incorporated by reference to Exhibit 10.5 of the Company's of the Company's
                Current Report on Form 8-K filed June 26, 2006)

 10.18          First Amendment to Credit Agreement dated September 10, 2007 between  Pre-Paid Legal Services,  Inc.
                and  the  lenders  named  therein  and  Wells  Fargo   Foothill,   Inc.  as   administrative   agent
                (Incorporated by reference to Exhibit 10.1 of the Company's of the Company's  Current Report on Form
                8-K filed September 10, 2007)

 10.19          Term Loan Agreement dated September 28, 2007 between  Pre-Paid Legal Services,  Inc. and Wells Fargo
                Equipment Finance,  LLC (Incorporated by reference to Exhibit 10.1 of the Company's of the Company's
                Current Report on Form 8-K filed October 2, 2007)

 10.20          Form of Aircraft  Mortgage and Security  Agreement  between Pre-Paid Legal Services,  Inc. and Wells
                Fargo  Equipment  Finance,  LLC  (Incorporated  by reference to Exhibit 10.2 of the Company's of the
                Company's Current Report on Form 8-K filed October 2, 2007)

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

                             PRE-PAID LEGAL SERVICES, INC.
                                   (Registrant)


Date: October 23, 2007       /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President
                             (Principal Executive Officer)

Date: October 23, 2007       /s/ Randy Harp
                             ---------------------------------------------------
                             Randy Harp
                             Chief Operating Officer
                             (Duly Authorized Officer)

Date: October 23, 2007       /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)




                                  Exhibit 31.1

                                  CERTIFICATION
                                  -------------

I, Harland C. Stonecipher, certify that:

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


Date: October 23, 2007       /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President



                                  Exhibit 31.2

                                  CERTIFICATION
                                  -------------

I, Steve Williamson, certify that:

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


Date: October 23, 2007       /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer





                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 23, 2007       /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President




                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 23, 2007       /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer