Form 10-K/A
period 2006-12-31
PRE PAID LEGAL SERVICES INC
filed 2008-02-05
CIK 311657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                   FORM 10-K/A
                                 Amendment No. 2
                                -----------------
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K is being filed solely to correct the form of the opinion of Grant Thornton on the financial statements of the Employee Stock Ownership Plan ("ESOP") included in Exhibit 99.1 to conform to the standards of the Public Company Accounting Oversight Board (United States). There are no changes in the Company's or ESOP's previously reported financial condition, results of operations or cash flows. For convenience of reference, we are filing
Exhibit 99.1 in its entirety. We are also filing a currently dated accountant's consent.

Pursuant to the rules of the SEC, currently dated certifications from our CEO and CFO required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.



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

                                   PRE-PAID LEGAL SERVICES, INC.

Date: February 5, 2008                By:     /s/ Randy Harp
                                      ------------------------------------------
                                           Randy Harp
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

     21.1           List of Subsidiaries of the Company

     23.1           Consent of Grant Thornton LLP

     23.2**         Consent of Grant Thornton LLP relating to report concerning plan financial information included as part of
                    Exhibit 99.1

     31.1**         Certification of Harland C. Stonecipher, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2**         Certification of Steve Williamson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities
                    Exchange Act of 1934

     32.1**         Certification of Harland C. Stonecipher, Chairman and Chief Executive Officer, pursuant to 18 U.S.C.
                    Section 1350

     32.2**         Certification of Steve Williamson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

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







                                  EXHIBIT 23.2


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have issued our report dated June 26, 2007, accompanying the financial statements and supplemental schedules of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan for the year ended December 31, 2006, included in this Amendment No. 2 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2006. We hereby consent to the incorporation by reference of said report in the Registration Statement of Pre-Paid Legal Services, Inc. on Form S-8 (File No. 33-82144, effective July 28, 1994).







GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 5, 2008



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

Dated: February 5, 2008            /s/ Harland C. Stonecipher
                                   ---------------------------
                                       Harland C. Stonecipher
                                       Chief Executive Officer





                                  EXHIBIT 31.2
                                  ------------

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

Dated: February 5, 2008            /s/ Steve Williamson
                                   ---------------------------
                                       Steve Williamson
                                       Chief Financial Officer




                                  Exhibit 32.1
                                  ------------


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

Date: February 5, 2008             /s/ Harland C. Stonecipher
                                   -----------------------------------------
                                       Harland C. Stonecipher
                                       Chairman, Chief Executive Officer and
                                       President





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

Date: February 5, 2008             /s/ Steve Williamson
                                   ------------------------------
                                       Steve Williamson
                                       Chief Financial Officer




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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Plan is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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







             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan

                  SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS


                          Year ended December 31, 2006

-----------------------------------------------------------------------------------------------------------------------------------



          (a)                        (b)             (c)        (d)     (e)         (f)        (g)        (h)             (i)

                                                                                     Expense             Current value
                                                          Purchase Selling  Lease incurred with Cost of   of assent on     Net gain
Identity of party involved     Description of asset         price   price   rental transaction   asset    transaction date  (loss)
------------------------------ -------------------------- -------- -------  ------ ------------ -------  ----------------- --------

*Pre-Paid Legal Services, Inc. Common stock, 57 purchases $750,170 $     -  $    - $          - $750,170      $750,170     $      -






* Party in interest
