Form 10-K
period 2007-12-31
PRE PAID LEGAL SERVICES INC
filed 2008-02-29
CIK 311657

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

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

Large accelerated filer | |    Accelerated filer |X|    Non-accelerated file | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes | | No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2007: $576,352,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 15, 2008 there were 12,432,491 shares of Common Stock, par value $.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE.
Portions of our definitive proxy statement for our 2008 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.
================================================================================






                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the Year Ended December 31, 2007

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

PART II
-------
ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES
                     Market Price of and Dividends on the Common Stock
                     Recent Sales of Unregistered Securities
                     Issuer Purchases of Equity Securities
                     Shareholder Return Performance Graph
ITEM 6.          SELECTED FINANCIAL DATA
ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                     Overview of our Financial Model
                     Critical Accounting Policies
                     Other General Matters
                     Measures of Member Retention
                     Results of Operations
                         Comparison of 2007 to 2006
                         Comparison of 2006 to 2005
                     Liquidity and Capital Resources
                     Forward Looking Statements
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.         CONTROLS AND PROCEDURES
ITEM 9B.         OTHER INFORMATION

PART III         (Information required by Part III is incorporated by
--------         reference from our definitive proxy statement for our 2008 annual meeting of shareholders.)
PART IV
-------
ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES




                         PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2007


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

     Legal plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province and IDT plan benefits are provided by Kroll Background America, Inc., a subsidiary of Kroll Inc. ("Kroll"). Members have direct, toll-free access to Kroll or their provider law firm rather than having to call for a referral. At December 31, 2007, we had 1,575,802 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of such Memberships were in 29 states and provinces.

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

     The American Bar Association's web site also reflects the legal profession's support of the legal service plan concept by saying "The ABA has long supported prepaid legal services plans as a way to increase access to the justice system for low- and middle-income Americans. These plans allow individuals and families to address legal issues before they become significant problems, reducing demands on already overburdened court systems and instilling confidence in our justice system. The ABA web site points out that:

o Group legal plans are important to maintaining confidence in our justice system and the rule of law.

o Group legal plans efficiently and inexpensively provide preventative legal services to low and middle income Americans.

o    Group legal services help ease the burden on overtaxed government programs.

o Group legal plans enhance productivity by allowing employees to focus on their jobs, not their legal troubles.

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

     According to the latest estimates of the census bureaus of the United States and Canada, the two geographic areas in which we operate, the number of households in the combined area exceeds 138 million. Since we have always disclosed our members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students, we believe that our market share should be viewed as a percentage of households. Historically, our primary market focus has been the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on our belief that the upper ten percent may already have a relationship with an attorney or law firm and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 110 million households, we currently have an approximate 1.5% share of the estimated market based on our existing 1.6 million active Memberships and, over the last 30 years, an additional 6% of households have previously purchased, but no longer own, Memberships. We routinely remarket to previous members and reinstated approximately 83,000, 76,000 and 79,000 Memberships during 2007, 2006 and 2005, respectively.

Description of Memberships

     The Memberships we sell generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by us to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2007, Memberships subject to the capitated provider law firm arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and our referral attorney network described below is utilized.

     Family Legal Plan
     The Family Legal Plan we currently market in most jurisdictions consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for approximately 91% of our Membership fees (including the add-on identity theft shield benefit, 76% and 79%, respectively, excluding such add-ons) in 2007 and 2006. In addition to the Family Legal Plan, we market other specialized legal services products specifically related to employment in certain professions described below.

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

     In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the Membership increasing 5 additional hours each Membership year to the maximum limit of 35 hours in the fifth Membership year and increases total pre-trial and trial defense hours available pursuant to the expanded Membership to 75 hours during the first Membership year to 335 hours in the fifth Membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the Membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth Membership year. There were approximately 530,000 subscribers of this benefit at December 31, 2007 compared to 549,000 at December 31, 2006.

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

     Legal Shield Benefit
     In approximately 44 states and four Canadian provinces, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. The Legal Shield benefit was introduced in 1999. There were approximately 1,080,000 Legal Shield subscribers at December 31, 2007 compared to approximately 1,032,000 at December 31, 2006.

     Identity Theft Shield Benefit
     During the third quarter of 2003, we announced a joint marketing agreement with Kroll Background America Inc., a subsidiary of Kroll Inc., that allows our independent sales associates to market Kroll's identity theft benefits in 50 states and four Canadian provinces. By adding the Identity Theft Shield to their existing family Membership, members have toll free access to the identity theft specialists at Kroll. This benefit can be added to a legal service Membership for $9.95 per month or purchased separately for $12.95 per month. The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services. There were approximately 715,000 and 605,000 subscribers at December 31, 2007 and 2006, respectively, comprised of 632,000 and 540,000 subscribers at $9.95 per month and 83,000 and 65,000 subscribers at $12.95 per month.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. We began operations in Ontario and British Columbia during 1999 and Alberta and Manitoba in 2001. Benefits of the Canadian plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2007 were approximately $7.6 million (including positive foreign currency translation adjustments) in U.S. dollars compared to $6.8 million collected in 2006 and $5.6 million collected in 2005.

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

     Business Owners' Legal Solutions Plan
     The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and Membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $69 to $150 ($175 in Canada) depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 46 states and three Canadian provinces and represented approximately 5.3%, 5.1% and 3.4% of our Membership fees during 2007, 2006 and 2005, respectively.

     Commercial Driver Legal Plan
     The Commercial Driver Legal Plan, developed in 1986, is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. This plan provides coverage by a provider law firm for persons who drive a commercial vehicle. This legal service plan is currently offered in 45 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During each of the years ended December 31, 2007, 2006 and 2005, this plan accounted for approximately .9% of Membership fees. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Plans underwritten by us are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 37 states and two Canadian provinces and represented approximately 1.8% of our Membership fees during each of 2007, 2006 and 2005.

     Comprehensive Group Legal Services Plan
     In late 1999 we introduced the Comprehensive Group plan, designed for the large group employee benefit market. This plan, available in 36 states, provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. Although sales of this plan during the last three years (2,735 Memberships, 5,892 Memberships and 4,444 Memberships during 2007, 2006 and 2005, respectively) are not significant compared to our total Membership sales, we still believe this plan improves our competitive position in the large group market. We continue to emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle.

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

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit us to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a minimum amount of malpractice insurance on each of its attorneys, in an amount not less than $100,000, (d) preclude us from interference with the lawyer-client relationship, (e) provide for periodic review of services provided, (f) provide for protection of our proprietary information and (g) require the firm to indemnify us against liabilities resulting from legal services rendered by the firm. We are precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, we enroll a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without our approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership. As of December 31, 2007, provider law firms averaged approximately 56 employees each and on average are relatively evenly split between support staff and lawyers.

     We have had occasional disputes with provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the provider law firms are owned by us so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, we believe that our relations with provider law firms are generally very good. At the end of 2007, we had provider law firms representing 47 states and four provinces compared to 48 states and four provinces at the end of 2006. During the last three calendar years, our relationships with a total of seven provider law firms were terminated by us or the provider law firm. As of December 31, 2007, 33 provider law firms have been under contract with us for more than eight years with the average tenure of all provider law firms being approximately 9.4 years.

     There are occasions when members need to be referred by the provider law firm or PPL to an attorney outside the provider law firm. These instances are for geographic reasons, expertise reasons or if the matter is a conflict of interest for the provider law firm. We have an extensive database of referral lawyers developed for PPL and the provider law firms to access when members need services to be coordinated outside the provider law firm. Lawyers with whom members have experienced verified service problems, or are otherwise inappropriate for the referral system, are removed from our database of referral lawyers.


Identity Theft Shield Benefits Provider

     Kroll is one of the world's leading risk consulting companies. For more than 30 years, Kroll has helped companies, government agencies and individuals reduce their exposure to risk and capitalize on business opportunities. Kroll is an operating unit of Marsh & McLennan Companies, Inc., the global professional services firm. With offices in more than 65 cities in the U.S. and abroad, Kroll can operate and restructure businesses; scrutinize accounting practices and financial documents; gather and filter electronic evidence for attorneys; recover lost or damaged data from computers and servers; conduct in-depth investigations; screen domestic and foreign-born job candidates; protect individuals; and enhance security systems and procedures. Kroll's clients include many of the world's largest and most prestigious corporations, law firms, academic institutions, non-profit organizations, sovereign governments and high net-worth individuals, entertainers and celebrities. Kroll's seasoned professionals were handpicked and recruited from leading management consulting companies, top law firms, international auditing companies, multinational corporations, special operations forces, law enforcement and intelligence agencies. Kroll also maintains a network of highly trained specialists in cities throughout the world who can respond to global needs 24 hours a day, seven days a week. Over the last three years, Kroll has developed a unique solution for victims of identity theft and this service is now available to our members through the Identity Theft Shield benefit. Similar to the provider law firms, Kroll is paid a fixed fee on a monthly per capita basis to render services to IDT members.

Marketing

     Multi-Level Marketing
     We market Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold. No commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, eight others at December 31, 2007 compared to nine others at December 31, 2006 and December 31, 2005) who are in the line of associates who directly or indirectly recruited the selling associate. We provide training materials, organize area-training meetings and designate personnel at the home office specially trained to answer questions and inquiries from associates. We offer various communication avenues to our sales associates to keep such associates informed of any changes in the marketing of our Memberships. The primary communication vehicles we utilize to keep our sales associates informed include extensive use of conference calls and e-mail, an interactive voice-mail service, The Connection monthly magazine, an interactive voice response system and our website, prepaidlegal.com.

     Multi-level marketing is primarily used for marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective members and has the potential of attracting a large number of sales personnel within a short period of time. Our marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 75% of our Memberships in force at December 31, 2007, compared to 76% at December 31, 2006 and 80% at December 31, 2005. Although other means of payment are available, approximately 74% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     Group marketing
     Our marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit our sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what we perceive to be a growing interest among employers in the value of providing legal and identity theft service plans to their employees. Memberships sold through employee groups constituted approximately 25% of total Memberships in force at December 31, 2007, compared to 24% and 20% at December 31, 2006 and 2005, respectively. Most employee group Memberships are sold to school systems, governmental entities and businesses. We emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle. No group accounted for more than 1% of our consolidated revenues from Memberships during 2007, 2006 or 2005. Substantially all group Memberships are paid on a monthly basis. We are active in legislative lobbying efforts to enhance our ability to market to public employee groups and to encourage Congress to reenact legislation to permit legal service plans to qualify for pre-tax payments under tax qualified employee cafeteria plans.

     Affirmative Defense Response System
     We developed the Affirmative Defense Response System ("ADRS") during 2006 to provide businesses and their employees a way to minimize their risk in regard to identity theft by encouraging businesses to take proactive measures to protect non-public information. Once our sales associates have been through the required training, they can begin to offer businesses the forms they will need and the education their employees will require to take reasonable and affirmative steps to reduce the harm and risk of having a breach of non-public information. We encourage businesses to host mandatory employee meetings and training sessions on identity theft and privacy compliance. At such meetings, our associates will provide the employees of the business an opportunity to purchase our legal service and identity theft plans. Since our Identity Theft Shield provides identity restoration benefits and our legal plans provide help on related issues, we believe the majority of the time in restoring an employee's identity is covered by our plan and therefore is not done on company time or at company expense. We believe our suite of services including our legal plan, the Legal Shield and the Identity Theft Shield provide employees assistance in every phase of identity theft - before, during and after the crime occurs. The ADRS was developed to enhance our group marketing efforts and we intend to continue to utilize this program in 2008.

     General
     Sales associates are generally engaged as independent contractors, are provided with training materials and are given the opportunity to participate in our training programs. Sales associates are required to complete a specified training program prior to marketing our Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by us prior to use. At December 31, 2007, we had 442,361 "vested" sales associates compared to 444,499 and 468,365 "vested" sales associates at December 31, 2006 and 2005, respectively. A sales associate is considered to be "vested" if he or she has personally sold at least three new Memberships per quarter or if he or she retains a personal Membership. A vested associate is entitled to continue to receive commissions on prior sales after all previous commission advances have been recovered. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. During 2007, we had 90,123 sales associates who personally sold at least one Membership, of which 49,117 (55%) made first time sales. During 2006 and 2005 we had 90,206 and 103,248 sales associates producing at least one Membership sale, respectively, of which 49,955 (55%) and 61,238 (59%), respectively, made first time sales. During 2007, we had 9,047 sales associates who personally sold more than ten Memberships compared to 8,858 and 11,221 in 2006 and 2005, respectively. A substantial number of our sales associates market our Memberships on a part-time basis only. For the year 2007, new sales associates enrolled decreased 14% to 148,802 with an average enrollment fee of $57 from the 172,999 enrolled in 2006 with an average enrollment fee of $50.

     We derive revenues from our multi-level marketing sales force, including one-time enrollment fee from each new sales associate for which we provide initial marketing supplies and enrollment services to the associate. We have a field training program, titled Certified Field Trainer ("CFT"), aimed at increasing the level of new Membership sales per associate. Associates successfully complete the program by writing three new Memberships and recruiting a new sales associate or by personally selling five new Memberships within 45 days of the associate's start date. Associates in states that require the associate to become licensed have 45 days from the issue date on their license to complete the same requirements. Amounts collected from sales associates are intended primarily to offset our costs incurred in recruiting and training and providing materials to sales associates and are not intended to generate profits from such activities. Other revenues from sales associates represent the sale of marketing supplies and promotional materials and include fees related to our eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal e-mail account and multiple personalized web sites with "flash" movie presentations.

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

     Regional Vice Presidents
     Prior to January 1, 2007, we had a group of approximately 115 employees that served as Regional Vice Presidents ("RVPs") and were responsible for associate activity in given geographic regions and had the ability to appoint independent contractors as Area Coordinators within the RVP's region. Effective January 1, 2007, we dramatically revamped this program by reducing the number of RVPs from approximately 115 to 15; eliminated the employee relationship of the RVPs so that all are independent contractors; significantly increased both the size of their regions and the commission override percentages that can be earned by the RVPs; put in place additional bonus compensation available based on growth in their assigned regions; replaced the previous large number of Area Coordinators with substantially fewer Regional Managers appointed by the RVPs; created commission overrides than can be earned by the Regional Managers in their regions and created a new class of appointees, Certified Meeting Coordinators that are appointed by the Regional Managers. Additionally, we have significantly increased the frequency of communications between us and the RVPs and the frequency and the amount of reporting both from and to, the RVPs.

     The RVP/Regional Manager/Certified Meeting Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and us. New products, incentives and initiatives will be channeled through the RVPs.

     Pre-Paid Legal Benefits Association
     The PPL Benefits Association ("PPLBA") was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this Association is open to sales associates that reach a certain level within our marketing programs who also maintain an active personal legal services Membership. The PPLBA is a separate association not owned or controlled by us and is governed by an 8 member Board of Directors, including four officer positions. None of the officers or directors of the PPLBA serve in any such capacity with us. The PPLBA employs a Director of Associate Benefits paid by the Association. Affinity programs available to members of the PPLBA include credit cards, long-distance, wireless services, vehicle purchasing services, safety trip plan, mortgage and real estate assistance and a travel club. As determined by its Board of Directors, some of the revenue generated by the PPLBA through commissions from vendors of the benefits and affinity programs or contributed to the Association by us may be used to make open-market purchases of our stock for use in stock bonus awards to Association members based on criteria established from time to time by the Board of Directors of the PPLBA. Since inception and through December 31, 2007, approximately 44,000 shares were purchased by the PPLBA for awards to its members. The PPLBA awarded approximately 2,075, 3,000 and 3,300 shares of stock to Association members representing the 2007, 2006 and 2005 stock bonus awards, respectively.

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

     We have a cooperative marketing agreement with Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of Citigroup, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. The PFS cooperative marketing agreement resulted in approximately 25,000 new Membership sales during 2007 compared to 26,000 and 23,000, respectively for 2006 and 2005.

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

     As of December 31, 2007, we or one of our subsidiaries were marketing new Memberships in 37 jurisdictions that require no special licensing. Our subsidiaries serve as operating companies in 17 jurisdictions that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services, Inc. of Florida ("PPLSIF") and Legal Service Plans of Virginia, Inc. ("LSPV"). Of our total Memberships in force as of December 31, 2007, 37% were written in jurisdictions that subject us or one of our subsidiaries to insurance or specialized legal expense plan regulation (26% written through our subsidiaries). We are actively working with regulators in the various states in which our subsidiaries are regulated as insurance to explore other regulatory alternatives to eliminate some of the agent licensing or financial and marketing regulation that is prevalent in the insurance industry.

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

     We are required to register and file reports with the Oklahoma Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and us or any other subsidiary must be at arm's-length with consideration for the adequacy of PPLCI's surplus, and may require prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI to us requires approval of the Oklahoma Insurance Commissioner. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. During 2007, PPLCI declared and after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $7.4 million compared to the $13.4 million dividend paid to us during 2006. No dividends were declared or paid by PPLCI during 2005. Any change in our control, defined as acquisition by any method of more than 10% of our outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI operates provide for comparable registration and regulation of us.

     Certain states have enacted special licensing or regulatory requirements designed to apply only to companies offering legal service products. These states most often follow regulations similar to those regulating casualty insurance providers. Thus, the operating company may be expected to comply with specific minimum capitalization and unimpaired surplus requirements; seek approval of forms, Memberships and marketing materials; adhere to required levels of claims reserves, and seek approval of premium rates and agent licensing. These laws may also restrict the amount of dividends paid to us by such subsidiaries. PPLSIF is subject to restrictions of this type under the laws of the State of Florida, including restrictions with respect to payment of dividends to us. At January 1, 2008, neither PPLCI nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. LSPV declared and paid us a $1.6 million dividend during 2007 compared to $3.7 million during 2006, and had approximately $1.6 million available for payment of an ordinary dividend at January 1, 2008.

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

Employees

     At December 31, 2007, we employed 813 individuals on a full-time basis, exclusive of independent agents and sales associates who are not employees, and excluding RVPs described above. None of our employees are represented by a union. We consider our employee relations generally to be very good.

Foreign Operations

     We began operations in the Canadian provinces of Ontario and British Columbia during 1999 and Alberta and Manitoba in 2001 and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $7.9 million in U.S. dollars during 2007 compared to $7.1 million and $6.0 million in 2006 and 2005, respectively. In addition, we incur expenses in Canada in relation to these revenues. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded positive foreign currency translation adjustments of $1.2 million during 2007 and have a cumulative positive foreign currency translation adjustment balance of $1.6 million at December 31, 2007. These amounts are subject to dramatic change in conjunction with the relative values of the Canadian and U.S. dollars.

Availability of Information

     We file periodic reports and proxy statements with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N. E., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports with the SEC electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of this site is http://www.sec.gov.

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

     We may not be able to grow Memberships and revenues at the same rate as we have historically experienced and have recently experienced declines in new Membership sales and associate recruitment.
     Our year end active Memberships increased 2.4% from December 31, 2006 to December 31, 2007, remained virtually unchanged during 2006 and increased 6% during 2005. Changes in net income for the same three years were (1%), 45% and (12%), respectively. In years prior to 2004, we were able to grow Memberships more significantly. Our ability to grow Memberships and revenues is substantially dependent upon our ability to expand or enhance the productivity of our sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that we will be able to achieve increases in Membership and revenue growth comparable to our historical growth rates.

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

     Our stock price may be affected by short sellers of our stock.
     As of January 31, 2008, the New York Stock Exchange reported that approximately 925,000 shares of our stock were sold short, which constitutes approximately 7% of our outstanding shares and 11% of our public float. During 2007, the number of shares sold short was as high as 4.6 million and represented one of the largest short interest percentages of any New York Stock Exchange listed company. Short sellers expect to make a profit if our shares decline in value. We have been the subject of a negative publicity campaign from several known sources of information who support short sellers. The existence of this short interest position may contribute to volatility in our stock price and may adversely affect the ability of our stock price to rise if market conditions or our performance would otherwise justify a price increase.

     We have not been able to significantly increase our employee group Membership sales.
     Our success in growing Membership sales is dependent in part on our ability to market to employee groups. At December 31, 2007, group memberships represented 25% of total Memberships compared to 24% at December 31, 2006 and 20% at December 31, 2005. Adverse publicity about us may affect our ability to market successfully to employee groups, particularly larger groups. There is no assurance that we will be able to increase our group business.


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

     Our headquarters contains two long bars of open office area designed to serve as podiums, which stretch east from the northern and southern edges of the tower. Two and three stories high respectively, the podiums house the call centers and Information Technology departments. Only 60 feet across, they are designed to ensure that employees are never more than thirty feet from a source of daylight. Shared corporate services -- including a 650-seat auditorium, dining hall, exercise facility, and a connecting corridor containing a company history gallery -- are located at the east end of the bars, creating a central courtyard. The courtyard features a reflecting pool and a 12-foot bronze sculpture of our logo, the Lady of Justice, a universal symbol of justice. The building's main entrance welcomes its frequent visitors, celebrates our history, and is designed to convey the tradition of civic judicial buildings. Although we substantially occupy our current facility, the building is designed to expand over time without negatively impacting the site layout or the building concept and we emphasized the use of modular furnishings to provide enhanced flexibility. We placed importance on the goal of providing each employee with an excellent work environment.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2007 was $75,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. During July 2007 we received a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer would allow us to deduct the remaining 30% of these items on our US federal tax returns. We accepted this offer during the fourth quarter of 2007 and filed amended US federal tax returns. Since the commission issue is still outstanding the Canadian taxing authorities would not permit us to file the amended Canadian tax returns to reflect the changes in our general and administrative expense. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at December 31, 2007 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.


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

None.




                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
              AND ISSUER PURCHASES OF EQUITY SECURITIES.
              ------------------------------------------

Market Price of and Dividends on the Common Stock

     At February 15, 2008, there were 1,351 holders of record (including brokerage firms and other nominees) of our common stock, which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange.
                                                       High       Low
                                                       ----       ----
2008:
  1st Quarter (through February 15)...............    $ 57.48    $ 47.00
2007:
  4th Quarter.....................................    $ 62.39    $ 48.88
  3rd Quarter.....................................      71.49      39.50
  2nd Quarter.....................................      66.34      48.89
  1st Quarter.....................................      60.66      37.68
2006:
  4th Quarter.....................................    $ 45.10    $ 39.00
  3rd Quarter.....................................      40.00      33.70
  2nd Quarter.....................................      37.50      32.15
  1st Quarter.....................................      40.50      34.04

     On December 6, 2004, we declared our first cash dividend of $0.50 per share on our outstanding shares of common stock. The following table sets forth, for 2005 and 2004, the declaration date, the per share dividend amount, the aggregate dividend amount, the record date and the payable date of cash dividends that we have declared on our outstanding shares of common stock. No dividends were declared in 2007 or 2006.

    Declared                Per Share       Aggregate Amount       Record Date             Payment Date
-----------------           ---------       ----------------    -----------------        -----------------
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

                                                             Dividends Paid
                                        ------------------------------------------------------   Expected Dividends
      Regulated Subsidiary                     2007              2006             2005                1/1/2008
-------------------------------         ------------------  -----------------  ----------------  ----------------
Pre-Paid Legal Casualty, Inc.           $      7.4 million  $    13.4 million  $  4.1 million    $    7.4 million
Legal Service Plans of Virginia                1.6 million            -           3.7 million         1.6 million


     At December 31, 2007 the amount of restricted net assets of consolidated subsidiaries was $30.7 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.




Recent Sales of Unregistered Securities
     None.

Issuer Purchases of Equity Securities
     The following table provides information about our purchases of stock in the open market during the fourth quarter of 2007.

                                                                          Total Number of       Maximum Number of
                                                                        Shares Purchased as    Shares that May Yet
                                                                         Part of Publicly      Be Purchased Under
                            Total Number of      Average Price Paid     Announced Plans or        the Plans or
        Period             Shares Purchased           per Share              Programs             Programs (1)
-----------------------  ---------------------  ---------------------  ---------------------   --------------------
October 2007...........            4,850               $  57.95                  4,850                749,671
November 2007..........          229,961                  51.55                229,961                519,710
December 2007..........          211,836                  50.81                211,836                307,874
Total..................  ---------------------  ---------------------  ---------------------
                                 446,647               $  51.27                446,647
                         ---------------------  ---------------------  ---------------------

(1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 13 million shares. The most recent authorization was for 1,000,000 additional shares March 7, 2007 and there has been no time limit set for completion of the repurchase program.

Shareholder Return Performance Graph

     The following graph compares the cumulative total shareholder returns of our Common Stock during the five years ended December 31, 2007 with the cumulative total shareholder returns of the Russell 2000 Index and the Hemscott, Inc. Personal Services industry index. The comparison assumes an investment of $100 on January 1, 2003 in each of our Common Stock, the Russell 2000 Index and Hemscott's Personal Services industry index and that any dividends were reinvested.

     Comparison of Cumulative Total Return of Our Stock, Russell 2000 Index
                               and Industry Index

 ------------------------------------------------------------------------------
|                                    | 2002 | 2003 | 2004 | 2005 | 2006 | 2007 |
 ------------------------------------------------------------------------------
|PRE-PAID LEGAL SERVICES             |100.00| 99.69|145.27|150.28|153.89|217.68|
 ------------------------------------------------------------------------------
| HEMSCOTT GROUP INDEX               |100.00|125.34|132.39|137.85|151.94|155.39|
 ------------------------------------------------------------------------------
|   RUSSELL 2000 INDEX               |100.00|145.37|170.81|176.48|206.61|196.40|
 ------------------------------------------------------------------------------


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

                                                                              Year Ended December 31,
                                                           ------------------------------------------------------------
                                                               2007        2006        2005         2004        2003
                                                           -----------  ----------  -----------  ----------  ----------
Income Statement Data:                                     (In thousands, except ratio, per share and Membership amounts)
  Revenues:
    Membership fees......................................  $  427,428   $  412,200  $  389,255  $  355,461    $ 330,322
    Associate services...................................      25,112       26,857      28,963      24,901       25,704
    Other................................................       4,549        4,967       5,162       5,575        5,287
                                                           -----------  ----------  -----------  ----------  ----------
      Total revenues.....................................     457,089      444,024     423,380     385,937      361,313
                                                           -----------  ----------  -----------  ----------  ----------
  Costs and expenses:
    Membership benefits..................................     148,792      145,771     137,150     122,280      111,165
    Commissions..........................................     130,593      126,762     141,631     118,757      115,386
    Associate services and direct marketing..............      28,875       29,493      30,453      29,325       28,929
    General and administrative expenses..................      50,474       50,078      49,015      43,742       36,711
    Other, net...........................................      13,841       12,232      10,456       9,578        8,546
                                                           -----------  ----------  -----------  ----------  ----------
      Total costs and expenses...........................     372,575      364,336     368,705     323,682      300,737
                                                           -----------  ----------  -----------  ----------  ----------

Income before income taxes...............................      84,514       79,688      54,675      62,255       60,576
Provision for income taxes...............................      33,312       27,890      18,863      21,478       20,669
                                                           -----------  ----------  -----------  ----------  ----------
Net income...............................................  $   51,202    $  51,798   $  35,812   $  40,777    $  39,907
                                                           -----------  ----------  -----------  ----------  ----------

Basic earnings per common share..........................      $ 3.89       $ 3.54      $ 2.31      $ 2.50       $ 2.28
                                                           -----------  ----------  -----------  ----------  ----------

Diluted earnings per common share........................      $ 3.88       $ 3.51      $ 2.29      $ 2.48       $ 2.27
                                                           -----------  ----------  -----------  ----------  ----------

Dividends declared per common share......................   $     -      $     -     $     .60   $     .50    $     -

Weighted avg. number of common shares outstanding - basic      13,151       14,642      15,470      16,313       17,530
Weighted avg. number of common shares outstanding -
  diluted................................................      13,197       14,739      15,652      16,458       17,599

Membership Benefits Cost and Statistical Data:
  Membership benefits ratio (1)...........................       34.8%        35.4%       35.2%       34.4%        33.7%
  Commissions ratio (1)...................................       30.6%        30.8%       36.4%       33.4%        34.9%
  General and administrative expense ratio (1)............       11.8%        12.1%       12.6%       12.3%        11.1%
  Commission cost per new Membership sold.................   $     213    $     207   $     202   $     190    $     172
  New Memberships and stand-alone IDT plans sold..........     612,096      612,726     700,727     624,525      671,857
  Period end Memberships and stand-alone IDT plans in        1,575,802    1,538,740   1,542,789   1,451,700    1,418,997
force
  New add-on IDT memberships sold.........................     381,419      389,157     441,108     335,792       89,928
  Period end add-on IDT memberships in force..............     631,910      540,253     461,094     283,889       86,602
  Average annual Membership fee...........................   $     298    $     293   $     287   $     274    $     262
Cash Flow Data:
Net cash provided by operating activities.................      67,178       54,385      50,131      47,263       51,693
Net cash provided (used in) investing activities..........      30,064      (52,613)    (15,545)    (11,322)     (36,901)
Net cash used in financing  activities....................     (84,332)     (23,698)    (26,601)    (31,428)     (14,191)
Balance Sheet Data:
  Total assets............................................   $ 167,632    $ 188,547   $ 164,865   $ 146,064    $ 131,012
  Total liabilities.......................................     149,793      157,687     113,471     114,617      101,438
  Stockholders'equity.....................................      17,839       30,860      51,394      31,447       29,574
Income Statement Data:
  Depreciation expense....................................   $   8,532    $   8,260   $   7,489   $   7,709    $   7,082
  Interest expense........................................       6,678        5,726       2,682       1,990          123
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



ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
              RESULTS OF OPERATIONS.
              ----------------------

Overview of the Our Financial Model

     We are in one line of business - the marketing of legal expense and other complimentary plans primarily through a multi-level marketing force to individuals. Our principal revenues are derived from Membership fees, and to a much lesser extent, revenues from marketing associates. Our principal expenses are commissions, Membership benefits, associate services and direct marketing costs and general and administrative expense. The following table reflects the changes in these categories of revenues and expenses in the last three years (dollar amounts in 000's):

                                                         %                             %                             %
                                                      Change                        Change                        Change
                                             % of      from                % of      from                % of      from
                                            Total      Prior               Total     Prior               Total     Prior
                                  2007     Revenue     Year     2006     Revenue     Year     2005      Revenue    Year
Revenues:                      ---------   --------   ------  --------   --------   ------ ---------   ---------  ------
  Membership fees............  $ 427,428      93.5      3.7   $412,200      92.8      5.9   $389,255      91.9      9.5
  Associate services.........     25,112       5.5     (6.5)    26,857       6.1     (7.3)    28,963       6.9     16.3
  Other......................      4,549       1.0     (8.4)     4,967       1.1     (3.8)     5,162       1.2     (7.4)
                               ---------   --------   ------  --------   --------   ------ ---------   ---------  ------
                                 457,089     100.0      2.9    444,024     100.0      4.9    423,380     100.0      9.7
                               ---------   --------   ------  --------   --------   ------ ---------   ---------  ------
Costs and expenses:
  Membership benefits........    148,792      32.6      2.1    145,771      32.8      6.3    137,150      32.4     12.2
  Commissions................    130,593      28.6      3.0    126,762      28.6    (10.5)   141,631      33.5     19.3
  Associate services and
    direct marketing.........     28,875       6.3     (2.1)    29,493       6.6     (3.2)    30,453       7.2      3.9
  General and administrative.     50,474      11.0      0.8     50,078      11.3      2.2     49,015      11.6     12.1
  Other, net.................     13,841       3.0     13.2     12,232       2.8     17.0     10,456       2.5      9.2
                               ---------   --------   ------  --------   --------   ------ ---------   ---------  ------
                                 372,575      81.5      2.3    364,336      82.1     (1.2)   368,705      87.1     13.9
                               ---------   --------   ------  --------   --------   ------ ---------   ---------  ------
Provision for income taxes...     33,312       7.3     19.4     27,890       6.3     47.9     18,863       4.5    (12.2)
                               ---------- --------- -------- ---------- --------- -------- ---------- --------- --------
Net income...................  $  51,202      11.2     (1.2)  $ 51,798      11.7     44.6   $ 35,812       8.5    (12.2)
                               ---------   --------   ------  --------   --------   ------ ---------   ---------  ------


The following table reflects certain data concerning our Membership sales and associate recruiting:

                                                                   % Change                 % Change
                                                                     from                     from
New Memberships:                                          2007     Prior Year     2006      Prior Year     2005
----------------                                       ----------  ----------  -----------  ----------  -----------
New legal service Membership sales.................      570,637       (2.4)     584,408       (12.3)     666,595
New "stand-alone" IDT Membership sales.............       41,459       46.4       28,318       (17.0)      34,132
                                                       ----------  ----------  -----------  ----------  -----------
         Total new Membership sales................      612,096       (0.1)     612,726       (12.6)     700,727
New "add-on" IDT Membership sales..................      381,419       (2.0)     389,157       (11.8)     441,108
Average Annual Membership fee......................      $321.18       (2.2)     $328.36         2.0      $322.04
Active Memberships:
-------------------
Active legal service memberships at end of period..    1,492,341        1.3    1,473,710        (1.1)   1,490,847
Active "stand-alone" IDT memberships at end of period     83,461       28.3       65,030        25.2       51,942
                                                       ----------  ----------  -----------  ----------  -----------
Total active memberships at end of period..........    1,575,802        2.4    1,538,740        (0.3)   1,542,789
Active "add-on" IDT memberships at end of period...      631,910       17.0      540,253        17.2      461,094
New Sales Associates:
---------------------
New sales associates recruited.....................      148,802      (14.0)     172,999       (28.6)     242,223
Average enrollment fee paid by new sales associates       $56.75       14.2       $49.69       (12.2)      $56.61
Average Membership fee in force:
--------------------------------
Average Annual Membership fee......................      $297.62        1.6      $293.00         2.2      $286.60




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

     Membership benefits expense is primarily determined by the number of active Memberships and the per capita contractual rate that exists between us and our benefits providers and during the last five years has been and is expected to continue to be a relatively consistent percentage of Membership revenues of approximately 33%-35%. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. We expense advance commissions ratably over the first month of the related Membership. The level of commission expense in relation to Membership revenues varies depending on the level of new Memberships written and is expected to be higher when we experience increases in new Membership sales. During the last five years this percentage has ranged from approximately 30% to 36% of Membership revenues. Associate services and direct marketing expenses are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to our eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the CFT training and incentive award program qualifications. General and administrative expenses are expected to trend up in terms of dollars, but remain relatively constant as a percent of Membership fees. During the past five years, general and administrative expenses have ranged from 11% to 13% of Membership fees.

     The primary benchmarks monitored by us throughout the various periods include the number of active Memberships and their related retention characteristics, the number of new Memberships written, the number of new associates enrolled and the percentage of new associates that successfully meet the CFT qualification requirements.

     Although we have grown our Membership fees in each of the past 15 years, the rate of growth has not been one we find acceptable. We believe however, that our current product design, pricing parameters and business model are generally appropriate and we have no immediate plans to change these fundamental sectors. Our focus during 2008 will continue to be on improved training of our associates, enhancing the quality of sales tools provided to new and existing associates, providing incentives for associates to write consistent, quality business and continued emphasis on improving the basic retention characteristics of our Memberships.


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

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis. Approximately 74% of our Membership fees are paid in advance and, therefore, are deferred and recognized over their respective periods. At December 31, 2007 the deferred revenue associated with the Membership fees was $21.9 million which is classified as a current liability.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as revised by SEC Staff Accounting Bulletin No. 104. At December 31, 2007 the deferred revenue associated with the Membership enrollment fees was $5.7 million, of which $2.4 million was classified as a current liability. We compute the expected Membership life using more than 20 years of actuarial data as explained in more detail in "Measures of Membership Retention" below. At December 31, 2007, management computed the expected Membership life to be approximately three years, which is unchanged from year end 2006. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force including a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $57, $50 and $57 for 2007, 2006 and 2005, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $13) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2007 is estimated to be approximately five months, which is unchanged from year end 2006. At December 31, 2007, the deferred revenue associated with sales associate enrollment fees was $855,000, which is classified as a current liability. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms ($7.0 million deferred at December 31, 2007 which is classified as a current asset) and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments, and were $5.7 million at December 31, 2007, of which $2.4 million is classified in current assets. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments, and were $648,000 at December 31, 2007, and are classified as a current asset. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue as discussed above. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, associate introduction kits, associate incentive programs, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention).

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

     Prior to January 1997 we advanced commissions at the time of sale of all new Memberships. In January 1997, we implemented a policy whereby the associate receives only earned commissions on the first three sales unless the associate has successfully completed the CFT training program. For all sales beginning with the fourth Membership or all sales made by an associate successfully completing the CFT training program, advance commission payments were made at the time of sale of a new Membership. Beginning April 1, 2007, we began advancing commissions at the time of sale of all new Memberships. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to one-year commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is nine, the overall initial advance may be paid to approximately 30 different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate's unearned advance commission balance to us.

     Although prior to March 1, 2002, we advanced our sales associates up to three years commission when a Membership was sold and subsequent to March 1, 2002, up to one year commission, the average commission advance paid to our sales associates as a group is actually less than the maximum amount possible because some associates choose to receive less than a full advance and we pay less than a full advance on some of our specialty products. In addition, we may from time to time place associates on a less than full advance basis if there are problems with the quality of the business being submitted or other performance problems with an associate. Additionally, we do not advance commissions on certain categories of group business which have historically demonstrated below average retention characteristics. Also, any residual commissions due an associate (defined as commission on an individual Membership after the advance has been earned) are retained to reduce any remaining unearned commission advance balances prior to being paid to that sales associate. For those associates that have made at least 10 personal sales, opened at least one group and personally write 15% or more of their organizational business, 15% of their commissions are set aside in individual reserve balance accounts, further reducing the amount of advance commissions. The average commission advance paid as a percentage of the maximum advance possible pursuant to our commission structures was approximately 82%, 78% and 75% during 2007, 2006 and 2005, respectively. The commission cost per new Membership sold has increased over the prior year by 3%, 2% and 6% for 2007, 2006 and 2005, respectively, and varies depending on the compensation structure that is in place at the time a new Membership is sold, the monthly Membership fee of the Membership sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the Membership sale. Should we add additional products, such as the Identity Theft Shield described above or add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates, the commission cost per new Membership will increase accordingly.

     We expense advance commissions ratably over the first month of the related Membership. At December 31, 2007, advance commissions deferred were $5.6 million and included as a current asset. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates for the following years ended December 31 were:

                                                                        2007            2006            2005
                                                                    ------------    ------------    ------------
                                                                                 (Amounts in 000's)
                                                                    --------------------------------------------
Beginning unearned advance commission balances (1)..................$   188,647     $   195,792     $   183,060
Advance commissions, net of chargebacks and other....................   126,880         121,737         142,535
Earned commissions applied...........................................  (126,836)       (124,983)       (127,084)
Advance commission write-offs........................................    (4,160)         (3,899)         (2,719)
                                                                    ------------    ------------    ------------
Ending unearned advance commission balances before estimated
  unrecoverable balances (1).........................................   184,531         188,647         195,792
Estimated unrecoverable advance commission balances (1)..............   (42,850)        (40,091)        (33,879)
                                                                    ------------    ------------    ------------
Ending unearned advance commission balances, net (1)............... $   141,681    $    148,556     $   161,913
                                                                   ------------    ------------     ------------

     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission balances, net, above includes net unearned advance commission balances of non-vested associates of $56 million, $49 million and $40 million at December 31, 2007, 2006 and 2005, respectively. As such, at December 31, 2007 future commissions and related expense will be reduced as unearned advance commission balances of $85 million are recovered. Commissions are earned by the associate as Membership fees are earned by us, usually on a monthly basis. We reduce unearned advance commission balances or remit payments to associates, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, we, except as described below, generate an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance on Memberships written prior to March 1, 2002, and 100% on any Memberships written thereafter. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three year commission advance and up to 50% chargebacks or the differential commission structure with a one year commission advance and up to 100% chargebacks. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. In order to encourage additional Membership sales, we waived chargebacks for associates that met certain criteria in December 2002 and March 2003, which effectively increased our commission expense. Any remaining unearned advance commission balance may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. We also have reduced chargebacks from 100% to 50% for certain senior marketing associates who have demonstrated the ability to maintain certain levels of sales over specified periods and maintain certain Membership retention levels. We may adjust chargebacks from time to time in the future in order to encourage certain production incentives.

     We have the contractual right to require associates to repay unearned advance commission balances from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission balances are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, we have not demanded repayments of the unearned advance commission balances from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt our relationships with our sales associates. This business decision by us has a significant effect on our cash flow by electing to defer collection of advance payments of which approximately $43.4 million were not expected to be collected from future commissions at December 31, 2007. However, we regularly review the unearned advance commission balance status of associates and will exercise our right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer "vested" because they fail to meet our established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result we have no continuing obligation to individually account to these associates as we do to active associates and are entitled to retain all commission earnings that would be otherwise payable to these terminated associates. We do continue to reduce the unearned advance commission balances for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission balances were less than $1,000 and the average balance was $411 at December 31, 2007.

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

     Incentive awards payable
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period. The incentive awards payable at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. At December 31, 2007, the accrued amount payable was $3.3 million. Changes to any of these assumptions would directly affect the amount accrued but we do not expect any of the significant trends impacting this account to change significantly in the near term.

     Legal Contingencies
     We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on our financial condition or results of operation. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases, which at December 31, 2007 was $75,000. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of our lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and we do not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."


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

     Investment Policy
     Our investment policy is to some degree controlled by certain insurance regulations, which, coupled with management's own investment philosophy, results in a conservative investment portfolio that is not risk oriented. Our investment purchases consist of common stocks, investment grade (rated Baa or higher) preferred stocks and investment grade bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises, as well as mortgage-backed securities and state and municipal tax-exempt bonds, auction rate securities and EURO deposits. We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states.

     Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.
Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 ("SFAS 159"), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. The adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

     In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee, and is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-4 on its consolidated financial position and results of operation.

     In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

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

     Variations in Membership Retention by Sub-Groups, Impact on Aggregate Numbers Companywide measures of Membership retention include data relating to members who can potentially be further sorted by identifiable sub-groupings. For example, Memberships may be subdivided into those owned by members who are or are not sales associates, to those who are or are not members of group plans, etc.

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

     All aggregate measures of Membership retention or expected life may be impacted by shifts in the underlying enrollment mix of sub-groups that have different retention rates. A shift in mix alone could, over time, cause an increase in reported aggregate retention measures and expected member life, even if the retention rates within each sub-group do not change. It is important to note that all blended rates discussed here may reflect the impact of such shifts in enrollment mixes. At December 31, 2007, 390,762 of the active 1,575,802 Memberships were also vested associates which represent 25% of the total active Memberships compared to 26% at December 31, 2006 and 27% at December 31, 2005. The following table shows total new Memberships sold during each year and the number and percentage of Memberships sold to persons who are associates.



                Total New        Associate
   Year        Memberships      Memberships         Ratio
   ----        -----------      -----------         -----
   2003          671,857            86,406          12.9%
   2004          624,525            89,230          14.3%
   2005          700,727           220,290          31.4%
   2006          612,726           134,789          22.0%
   2007          612,096           114,024          18.6%


     Variations in Retention over Life of a Membership, Impact on Aggregate Measures
     Measures of member retention also vary significantly by the Membership age. Historically, we have observed that Memberships in their first year have a significantly higher lapse rate than Memberships in their second year, and so on. The following chart shows the historical observed lapse rates and corresponding yearly retention rates as a function of Membership age. For example, 49.4% of all new Memberships lapse during the first year, leaving 50.6% still in force at the end of the first year. More tenured Memberships have significantly lower lapse rates. For example, by year seven lapse rates are under 10% and annual retention exceeds 90%. The following table shows as of December 31, 2007 and 2006 our blended retention rate and lapse rates based on our historical experience for the last 25 years.

                        Membership Retention versus Membership Age
----------------------------------------------------------------------------------------
       As of December 31, 2007                              As of December 31, 2006
-----------------------------------                   ----------------------------------
  Yearly                                               Yearly
  Lapse      Yearly     End of Year   Membership       Lapse      Yearly      End of Year
  Rate     Retention    Memberships       Year          Rate    Retention    Memberships
---------  ---------    -----------   --------------  --------  ---------    -----------
                           100.0             0                                  100.0
    49.4%     50.6%          50.6            1            49.4%    50.6%         50.6
    32.0%     68.0%          34.4            2            31.6%    68.4%         34.6
    23.0%     77.0%          26.5            3            23.4%    76.6%         26.5
    18.5%     81.5%          21.6            4            18.3%    81.7%         21.7
    14.8%     85.2%          18.4            5            13.0%    87.0%         18.8
    10.3%     89.7%          16.5            6            10.1%    89.9%         16.9
     7.9%     92.1%          15.2            7             7.9%    92.1%         15.6


     Membership Persistency
     ----------------------
     Our Membership persistency rate is a specific computation that measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus (ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2007, our annual Membership persistency rates, using the foregoing method, have averaged approximately 71.9%.

                Beginning           New                             Ending
   Year        Memberships       Memberships        Total         Memberships     Persistency
   ----        -----------    ------------------  ------------   --------------   -----------
   2003         1,382,306           671,857        2,054,163       1,418,997          69.1%
   2004         1,418,997           624,525        2,043,522       1,451,700          71.0%
   2005         1,451,700           700,727        2,152,427       1,542,789          71.7%
   2006         1,542,789           612,726        2,155,515       1,538,740          71.4%
   2007         1,538,740           612,096        2,150,836       1,575,802          73.3%



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

     Expected Membership Life
     Using historical data through 2007 for all past Members enrolled, the expected Membership life can be computed to be approximately three years. This number represents the average number of years a new Membership can be expected to remain in force. Although about half of all new Memberships may lapse in the first year, the expected Membership life is much longer due to the contribution of higher annual retention rates in subsequent years.

     Since our experience is that the retention rate of a given generation of new Memberships improves with Membership age, the expected remaining Membership life of a Membership also increases with Membership age. For example, while a new Membership may have an expected Membership life of three years, the expected remaining Membership life of a Membership that reaches its first year anniversary is more than 5.0 years.

     Since the actual population of Memberships in force at any time is a distribution of ages from zero to more than 20 years, the expected remaining Membership life of the entire population at large greatly exceeds four years per Membership. As of December 31, 2007, based on the historical data described above, the current expected remaining Membership life of the actual population is over 7.5 years per Membership. This measure is used by us to estimate the future revenues expected from Memberships currently in place.

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

     During 2006, we began providing an additional service focused on Membership retention, Member Advantage Services, to our associates for a onetime fee of $5.95 per Membership. This service consists of several out-bound calls, emails and letters by our employees during the first year of the Membership as well as out-bound calls to the member any time the Membership moves into pre-cancel status throughout the life of the Membership. We verify the Membership data in our files on the very first call and make any necessary changes immediately as well as fully explain the Membership benefits and answer any questions the member may have, essentially reselling the Membership. We provide Provider law firm contact information and make sure the member understands how to contact their Provider. We encourage our members to immediately begin the process of having their will prepared and also help the member begin the credit monitoring process for Identity Theft Shield members. We believe that such efforts may ultimately increase the utilization by members and therefore lead to higher retention rates. We intend to continue to develop programs and initiatives designed to improve retention.

Results of Operations

     Comparison of 2007 to 2006
     Net income for 2007 decreased 1% to $51.2 million from $51.8 million for 2006. Diluted earnings per share for 2007 increased 11% to $3.88 per share from $3.51 per share for the prior year due to decreased net income of 1% and an approximate 10% decrease in the weighted average number of outstanding shares. Membership revenues for 2007 were up 2% to $427.4 million from $421.2 million for the prior year marking the fifteenth consecutive year of increased Membership revenue.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the average annual fee. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased less than 1% during 2007 to 612,096 from 612,726 during 2006. At December 31, 2007, there were 1,575,802 active Memberships in force compared to 1,538,740 at December 31, 2006, an increase of 2%. Additionally, the average annual fee per Membership has increased from $293 for all Memberships in force at December 31, 2006 to $298 for all Memberships in force at December 31, 2007, a 2% increase, primarily as a result of an increase in the percentage of members with our Identity Theft Shield Membership. These changes resulted in a 4% increase in Membership fees for 2007 to $427.4 million from $412.2 million for 2006.

     Associate services revenue decreased 7% from $26.9 million for 2006 to $25.1 million during 2007 primarily as a result of fewer associates recruited. The eService fees totaled $12.4 million during 2007 compared to $12.8 million for 2006, a decrease of 3%. We recognized revenue from associate fees of approximately $9.8 million during 2007 compared to $10.6 million during 2006, a decrease of 8%. New associates typically pay a fee ranging from $49 to $249, depending on special promotions we implement from time to time. Although the new enrollments of sales associates decreased 14% during 2007 to 148,802 from 172,999 for 2006, the average associate fee paid during 2007 was $56.75 compared to $49.69 for 2006, an increase of 14% due to higher average enrollment fees charged to new associates. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will continue to be largely offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue decreased 10%, from $5.0 million to $4.5 million primarily due to the decrease in revenue recognized from Membership enrollment fees.

     Primarily as a result of the increase in Membership fees, total revenues increased to $457.1 million for 2007 from $444.0 million during 2006, an increase of 3%.

     Membership benefits, which primarily represent payments to provider law firms and Kroll, totaled $148.8 million for 2007 compared to $145.8 million for 2006 and represented 35% of Membership fees for both years. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be slightly reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007 with additional reductions effective beginning January 1, 2008, 2009 and 2010.

     Commissions to associates increased 3% from $126.8 million for 2006 to $130.6 million for 2007, and represented 31% of Membership fees for both years. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during 2007 totaled 612,096, virtually unchanged from the 612,726 sold during 2006, and the "add-on" IDT Membership sales which are not included in these totals decreased 2% to 381,419 for 2007 from 389,157 for 2006. Although our new Membership fees written during 2007 decreased 2%, the 3% increase in commissions to associates resulted due to a change effective April 1, 2007 when we began advancing commissions on the first Membership sale.

     Associate services and direct marketing expenses decreased $600,000 to $28.9 million for 2007 from $29.5 million for 2006. We had a $500,000 decrease in direct marketing and marketing services costs and a $1.1 million decrease in training fees and bonuses partially offset by a $900,000 increase in Players Club costs. Training fees and bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by us, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2007 and 2006 were $50.5 million and $50.1 million, respectively, and represented 11.8% and 12.1%, respectively, of Membership fees for such years. Decreases in the 2007 period were attributable primarily to reclassification of $3.8 million of state income taxes to the provision for income taxes. For 2006 we recorded state income taxes of $2.7 million. This $2.7 million reduction in state income taxes recorded in general and administrative expenses was offset by increases in advertising, consultant fees, employee expenses, telecommunications and legal fees resulting in a $400,000 increase in general and administrative expenses.

     Other expenses, net, which includes depreciation and amortization, litigation accruals, premium taxes and interest expense reduced by interest income, increased 13% to $13.8 million for 2007 from $12.2 million for 2006. Depreciation and amortization increased to $8.5 million for 2007 from $8.3 million for 2006. Litigation expense was $15,000 for 2007 compared to a negative $710,000 during 2006. Premium taxes increased from $1.8 million for 2006 to $1.9 million for 2007. Interest expense increased to $6.7 million for 2007 compared to $5.7 million for the prior year. Interest income increased to $3.3 million for 2007 from $2.9 million for 2006.

     The provision for income taxes increased during 2007 to $33.3 million compared to $27.9 million for 2006, representing 39.4% and 35.0%, respectively, of income before income taxes. The 2007 provision included a $2.0 million charge, representing 2.4% of income before income taxes, relating to income taxes for years 2006 and prior. This charge resulted from a clerical error, which we discovered and corrected, in the amount of net operating loss reported in a 2003 state income tax return which resulted in nonpayment of income taxes in that state for several years. The 2007 provision also includes year 2007 state income taxes of $3.2 million, net of federal benefits as discussed above, representing 3.8% of income before income taxes.

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

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the average annual fee. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 13% during 2006 to 612,726 from 700,727 during 2005. At December 31, 2006, there were 1,538,740 active Memberships in force compared to 1,542,789 at December 31, 2005, a decrease of less than 1%. Additionally, the average annual fee per Membership has increased from $287 for all Memberships in force at December 31, 2005 to $293 for all Memberships in force at December 31, 2006, a 2% increase, primarily as a result of an increase in the percentage of members with our Identity Theft Shield Membership. These changes resulted in a 6% increase in Membership fees for 2006 to $412.2 million from $$389.3 million for 2005.

     Associate services revenue decreased 7% from $29.0 million for 2005 to $26.9 million during 2006 primarily as a result of fewer associates recruited. The eService fees totaled $12.8 million during 2006 compared to $10.8 million for 2005, an increase of 18%. We recognized revenue from associate fees of approximately $10.6 million during 2006 compared to $13.9 million during 2005, a decrease of 24%. New associates typically pay a fee ranging from $49 to $249, depending on special promotions we implement from time to time. Although the new enrollments of sales associates decreased 29% during 2006 to 172,999 from 242,223 for 2005, the average associate fee paid during 2006 was $49.69 compared to $56.61 for 2005, a decrease of 12% due to higher average enrollment fees charged to new associates.

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

     Commissions to associates decreased 10% from $141.6 million for 2005 to $126.8 million for 2006, and represented 36% and 31% of Membership fees for such years. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during 2006 totaled 612,726, a 13% decrease from the 700,727 sold during 2005, and the "add-on" IDT Membership sales which are not included in these totals decreased 12% to 389,157 for 2006 from 441,108 for 2005. Our average Annual Membership fee written during 2006 increased 2% to $328.36 from $322.04 for 2005. The decrease in the number of new Memberships sold during 2006 together with the increase in the average Annual Membership fee resulted in a 13% decrease in new Membership Fees written, the primary driver of commission expense.

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

     Membership revenues are more than sufficient to fund the cash requirements for membership benefits (at approximately 33%-35% of Membership revenues), commissions (ranging from 30% to 36% of Membership revenues) and general and administrative expense (at approximately 11% to 13% of Membership revenues). We have generated significant cash flow from operations of approximately $67 million, $54 million and $50 million in 2007, 2006 and 2005, respectively. As discussed below, we have used a significant portion of our cash flow to repurchase shares of our stock in the open market. Cash flow from operations could be reduced if we experienced significant growth in new members because of the negative cash flow characteristics of our commission advance policies discussed above.

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

     General
     Consolidated net cash provided by operating activities was $67.2 million, $54.4 million and $50.1 million for 2007, 2006 and 2005, respectively. Net cash provided by operating activities increased approximately $13 million primarily due to a $16 million increase in cash received from our members which was reduced by a $3 million increase in payments to our membership benefit providers, a $3 million increase in commission payments to our associates and a $1 million increase in income tax payments.

     Net cash provided by (used in) investing activities was $30.1 million, $(52.6) million and $(15.5) million for 2007, 2006 and 2005, respectively. Capital expenditures were $5.9 million, $9.0 million and $14.8 million during 2007, 2006 and 2005, respectively. Sales and maturities of available-for-sale investments exceeded the purchases of such investments by $35.9 million during 2007 while purchases exceeded the sales and maturities of such investments by $43.7 million and $767,000 in 2006 and 2005, respectively.

     Net cash used in financing activities was $84.3 million, $23.7 million and $26.6 million for 2007, 2006 and 2005, respectively. This $60.6 million change during 2007 was primarily comprised of a $75.0 million decrease in proceeds from issuance of debt and a $4.6 million decrease in dividends paid partially offset by the $6.9 million decrease in purchases of treasury stock and a $3.7 million decrease in repayment of debt.

     We had a consolidated working capital deficit of $3.0 million at December 31, 2007, a decrease of $20.9 million compared to a consolidated working capital surplus of $17.9 million at December 31, 2006. The decrease was primarily due to the $29.1 million decrease in current available-for-sale investments, the $5.6 million increase in income taxes payable, the $2.3 million increase in accounts payable and accrued expenses and the $1.3 million increase in deferred revenue and fees partially offset by the $12.9 million increase in cash and cash equivalents, the $1.6 million increase in refundable income taxes, the $1.0 million increase in deferred income taxes and the $600,000 increase in deferred member and associate service costs. The $3.0 million working capital deficit at December 31, 2007 would have been $7.8 million in excess working capital excluding the $10.8 million of current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. Additionally, at the current rate of cash flow provided by operations ($67.2 million during 2007), we do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     We generally advance significant commissions to associates at the time a Membership is sold. We expense these advances ratably over the first month of the related Membership. During 2007, we paid advance commissions to associates of $126.9 million on new Membership sales compared to $121.7 million for 2006. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life. See Commissions to Associates above for additional information on advance commissions.

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 13 million shares during subsequent board meetings. At December 31, 2007, we had purchased 12.7 million treasury shares under these authorizations for $362.4 million, an average price of $28.56 per share, including $66.5 million of purchases in 2007. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact our liquidity, however, due to restrictions contained in our debt agreements with lenders, we are limited in our treasury stock purchases. At December 31, 2007, we had approximately $14 million availability under existing bank covenant restrictions to purchase additional treasury shares. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and our expected cash flows, management believes that purchasing treasury shares enhances shareholder value. We expect to continue our treasury stock program. From time to time, we evaluate alternative sources of financing to continue or accelerate this program.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our existing amount of cash and cash equivalents and unpledged investments at December 31, 2007 of $58.9 million. We expect to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, dividends, and advance repayment of debt subject to the restrictions contained in our debt agreements.

     On June 23, 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At December 31, 2007, we have the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million. Since receiving the net proceeds, we used them to purchase 1.4 million shares of treasury stock at an average price of $42.95 per share.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate originally equal to Wells Fargo base rate plus 150 basis points or at the LIBOR plus 250 basis points. On September 10, 2007 we entered into an amendment to the Senior Loan which reduced the margin on LIBOR rate loans from 250 basis points to 150 basis points and fixed all LIBOR rate loans on 30 day interest periods; reduced the margin on base rate loans from 150 basis points to zero basis points; and increased the amounts of cash flow that we may use in each quarter to pay dividends or repurchase shares of common stock by accumulating unused amounts available for such purposes for up to a 24 month period that will phase in from June 30, 2007 to June 30, 2008. No other material amendments were made to the Senior Loan. The interest rate at December 31, 2007 was 6.73%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was
0.75 to 1 at December 31, 2007. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the second year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

     The Senior Loan is guaranteed by our non-regulated wholly owned subsidiaries and is secured by all of our tangible and intangible personal property (other than aircraft), including stock in all of our direct subsidiaries, and a mortgage on a building we recently acquired in Duncan, Oklahoma and remodeled to relocate and expand our existing customer service facility in Duncan.

     In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

     * a limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;
     * a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests;
     *    a prohibition on prepayment of other debt;
     * a requirement to maintain consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for the twelve month period ending December 31, 2006 and each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);
     * a requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least
          1.1 to 1;
     *    a requirement to maintain at least 1.3 million members;
     * a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1; and
     * we must have availability (unused portion of the Revolving Facility) plus Qualified Cash (the amount of unrestricted cash and cash equivalents) greater than or equal to $12,500,000.

     We were in compliance with these covenants at December 31, 2007.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest originally at the 30 day LIBOR rate plus 225 basis points was modified on September 25, 2007 to reduce the interest rate to LIBOR plus 150 basis points effective September 1, 2007, adjusted monthly, and is secured by a mortgage on our headquarters. The interest rate at December 31, 2007 was 6.75% with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan's financial covenants conform to those of the Senior Loan.

     On September 28, 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance our existing indebtedness of $9.6 million related to our aircraft. The new loan has an interest rate of 89 basis points above the monthly LIBOR rate (compared to LIBOR plus 175 basis points under the previous loan) and will be repaid over 10 years in monthly payments of principal of $80,000 (compared to $96,000 under the previous loan) plus interest and is secured by the aircraft and engines. The interest rate at December 31, 2007 was 6.13%.


     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, PPLSIF and LSPV. The ability of these subsidiaries to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI, PPLSIF or LSPV, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At January 1, 2008, neither PPLCI nor PPLSIF had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. At January 1, 2008 LSPV had approximately $1.6 million available for payment of an ordinary dividend. At December 31, 2007 the amount of restricted net assets of consolidated subsidiaries was $30.7 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

     Contractual Obligations
     The following table reflects our contractual obligations as of December 31, 2007.

                                                                   Payments Due by Period (In Thousands)
                                                        --------------------------------------------------------------
                                                                                                              More
                                                                     Less than                                than
               Contractual Obligations                    Total       1 year       1-3 years    3-5 years    5 years
--------------------------------------------------      -----------  -----------  -----------  -----------  ----------
Long-term debt....................................      $   73,733   $  18,241    $  36,482    $  14,471    $    4,539
Purchase obligations (1)..........................          10,913       4,554        4,537        1,816             6
Capital leases....................................           1,811          81          162          162         1,406
Deferred compensation plan........................           6,544           -            -            -         6,544
Operating leases..................................             735         117          212          146           260
                                                        -----------  -----------  -----------  -----------  ----------
Total (2).........................................      $   93,736   $  22,993    $  41,393    $  16,595    $   12,755
                                                        -----------  -----------  -----------  -----------  ----------

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


Forward-Looking Statements

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of December 31, 2007 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described below. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


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

     As of December 31, 2007, substantially all of our investments were in investment grade (rated Baa or higher) fixed-maturity investments and interest-bearing money market accounts including certificates of deposit. We do not hold any investments classified as trading account assets or derivative financial instruments.

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


                                                                         Hypothetical change in    Estimated fair value
                                                                            interest rate          after hypothetical
                                                            Fair value    (bp = basis points)    change in intereest rate
                                                            ----------   ----------------------  ------------------------
                                                                            (Dollars in thousands)
Fixed-maturity investments at December 31, 2007 (1)....      $  33,692      100 bp increase           $  32,307
                                                                            200 bp increase              31,019
                                                                             50 bp decrease              34,310
                                                                            100 bp decrease              34,928

Fixed-maturity investments at December 31, 2006 (1)....      $  31,420      100 bp increase           $  30,170
                                                                            200 bp increase              28,975
                                                                             50 bp decrease              31,965
                                                                            100 bp decrease              32,568
--------------------

(1) Excluding short-term investments in certificates of deposit with a fair value of $4.5 million at December 31, 2007 and short-term investments
     (Certificates of deposit, auction rate securities and EURO deposits) of $42.4 million at December 31, 2006.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2007 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. At December 31, 2006, and based on the fair value of fixed-maturity investments of $31.4 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.4 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of December 31, 2007, we had $73.7 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, interest expense would increase by approximately $737,000. We also have $7.0 million in variable interest rate municipal bonds at December 31, 2007 that expose us to the risk of lower investment income if interest rates decline. As of December 31, 2007, we had not entered into any interest rate swap agreements with respect to the term loans or the variable rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as less than 2% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded positive foreign currency translation adjustments of $1.2 million during 2007 and have a cumulative positive foreign currency translation adjustment balance of $1.6 million at December 31, 2007. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------------

                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firm

Management's Annual Report on Internal Control over Financial Reporting

Consolidated Financial Statements
---------------------------------
Consolidated Balance Sheets - December 31, 2007 and 2006
Consolidated Statements of Income - For the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows - For the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited Pre-Paid Legal Services, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pre-Paid Legal Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on Pre-Paid Legal Services, Inc.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pre-Paid Legal Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion.



/s/ GRANT THORNTON LLP



Oklahoma City, Oklahoma
February 29, 2008



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included Schedule I as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 29, 2008



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

     Based on the assessment, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control-Integrated Framework issued by COSO. The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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



                        PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts and shares in 000's, except par values)

                                     ASSETS
                                                                                                December 31,
                                                                                          --------------------------
                                                                                             2007          2006
                                                                                          ------------  ------------
Current assets:
  Cash and cash equivalents............................................................   $    24,941   $    12,031
  Available-for-sale investments, at fair value........................................        13,177        42,275
  Membership fees receivable...........................................................         5,831         5,518
  Inventories..........................................................................         1,511         1,337
  Refundable income taxes..............................................................         2,253           653
  Deferred member and associate service costs..........................................        16,510        15,879
  Deferred income taxes................................................................         5,163         4,235
  Other assets.........................................................................         6,793         6,404
                                                                                          ------------  ------------
      Total current assets.............................................................        76,179        88,332
Available-for-sale investments, at fair value..........................................        20,766        27,461
Investments pledged....................................................................         4,341         4,145
Property and equipment, net............................................................        56,963        59,643
Deferred member and associate service costs............................................         2,380         2,636
Other assets...........................................................................         7,003         6,330
                                                                                          ------------  ------------
        Total assets...................................................................   $   167,632   $   188,547
                                                                                          ------------  ------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits payable..........................................................   $    12,155   $    11,995
  Deferred revenue and fees............................................................        27,271        26,040
  Current portion of capital leases payable............................................            22           340
  Current portion of notes payable.....................................................        18,241        18,437
  Income taxes payable.................................................................         5,590             -
  Accounts payable and accrued expenses................................................        15,891        13,645
                                                                                          ------------  ------------
    Total current liabilities..........................................................        79,170        70,457
  Capital leases payable...............................................................           934           957
  Notes payable........................................................................        55,492        73,533
  Deferred revenue and fees............................................................         2,380         2,636
  Deferred income taxes................................................................         5,273         4,897
  Other non-current liabilities........................................................         6,544         5,207
                                                                                          ------------  ------------
      Total liabilities................................................................       149,793       157,687
                                                                                          ------------  ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 17,291 and
    18,488 issued at December 31, 2007 and 2006, respectively..........................           173           185
  Retained earnings....................................................................       114,873       129,413
  Accumulated other comprehensive income...............................................         1,821           290
  Treasury stock, at cost; 4,852 shares held at December 31, 2007
    and 2006, respectively.............................................................       (99,028)      (99,028)
                                                                                          ------------  ------------
      Total stockholders' equity.......................................................        17,839        30,860
                                                                                          ------------  ------------
        Total liabilities and stockholders' equity.....................................   $   167,632   $   188,547
                                                                                          ------------  ------------

   The accompanying notes are an integral part of these financial statements.





                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)

                                                                                  Year Ended December 31,
                                                                         -----------------------------------------
                                                                              2007          2006          2005
                                                                         ------------   ------------  ------------
Revenues:
  Membership fees......................................................  $    427,428   $    412,200  $    389,255
  Associate services...................................................        25,112         26,857        28,963
  Other................................................................         4,549          4,967         5,162
                                                                         ------------   ------------  ------------
                                                                              457,089        444,024       423,380
                                                                         ------------   ------------  ------------
Costs and expenses:
  Membership benefits..................................................       148,792        145,771       137,150
  Commissions..........................................................       130,593        126,762       141,631
  Associate services and direct marketing..............................        28,875         29,493        30,453
  General and administrative...........................................        50,474         50,078        49,015
  Other, net...........................................................        13,841         12,232        10,456
                                                                         ------------   ------------  ------------
                                                                              372,575        364,336       368,705
                                                                         ------------   ------------  ------------

Income before income taxes.............................................        84,514         79,688        54,675
Provision for income taxes.............................................        33,312         27,890        18,863
                                                                         ------------   ------------  ------------
Net income.............................................................  $     51,202   $     51,798  $     35,812
                                                                         ------------   ------------  ------------

Basic earnings per common share........................................  $      3.89    $      3.54   $      2.31
                                                                         ------------   ------------  ------------

Diluted earnings per common share......................................  $      3.88    $      3.51   $      2.29
                                                                         ------------   ------------  ------------

Dividends declared per common share....................................  $       -      $       -     $       .60
                                                                         ------------   ------------  ------------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                                                                          Year Ended December 31,
                                                                                     ------------------------------------
                                                                                       2007         2006        2005
                                                                                     ----------  ----------  ------------
Cash flows from operating activities:
Net income.......................................................................    $  51,202   $  51,798    $  35,812
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for deferred income taxes............................................         (552)        774          912
  Depreciation and amortization..................................................        8,532       8,260        7,489
  Tax benefit on exercise of stock options.......................................            -           -        1,221
  Increase in accrued Membership fees receivable.................................         (313)       (123)        (434)
  (Increase) decrease in inventories.............................................         (174)        380          (94)
  (Increase) decrease in refundable income taxes.................................       (1,600)       (653)       1,241
  (Increase) decrease in deferred member and associate service costs.............         (375)        698       (1,213)
  Increase in other assets.......................................................       (1,062)     (2,254)      (2,914)
  Increase in Membership benefits payable........................................          160         357        1,298
  Increase (decrease) in deferred revenue and fees...............................          975        (618)       2,348
  Increase in other non-current liabilities......................................        1,337       1,275        1,138
  Increase (decrease) in income taxes payable....................................        5,590      (1,738)           -
  Increase (decrease) in accounts payable and accrued expenses...................        3,458      (3,771)       3,327
                                                                                     ----------- ------------ -----------
    Net cash provided by operating activities....................................       67,178      54,385       50,131
                                                                                     ----------  ----------  ------------
Cash flows from investing activities:
  Additions to property and equipment............................................       (5,858)     (8,956)     (14,778)
  Purchases of investments - available-for-sale..................................     (270,435)   (179,799)     (18,312)
  Maturities and sales of investments - available-for-sale.......................      306,357     136,142       17,545
                                                                                     ----------  ----------  ------------
    Net cash provided by (used in) investing activities..........................       30,064     (52,613)     (15,545)
                                                                                     ----------  ----------  ------------
Cash flows from financing activities:
  Proceeds from issuance of debt.................................................        9,556      85,000       13,829
  Repayments of debt.............................................................      (27,793)    (31,500)     (20,445)
  Proceeds from exercise of stock options........................................          (84)        485        4,439
  Tax benefit on exercise of stock options.......................................          790         703            -
  Purchases of treasury stock....................................................      (66,460)    (73,423)     (11,673)
  Repayment of capital lease obligations.........................................         (341)       (320)        (339)
  Dividends paid.................................................................            -      (4,643)     (12,412)
                                                                                     ----------  ----------  ------------
    Net cash used in financing activities........................................      (84,332)    (23,698)     (26,601)
                                                                                     ----------  ----------  ------------
Net increase (decrease) in cash and cash equivalents.............................       12,910     (21,926)       7,985
Cash and cash equivalents at beginning of year...................................       12,031      33,957       25,972
                                                                                     ----------  ----------  ------------
Cash and cash equivalents at end of year.........................................    $  24,941   $  12,031   $   33,957
                                                                                     ----------  ----------  ------------
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized..............................    $   6,541   $   5,540    $   2,432
                                                                                     ----------  ----------  ------------
  Cash paid for income taxes.....................................................    $  30,937   $  28,780    $  13,350
                                                                                     ----------  ----------  ------------
  Non-cash activities - cash dividends declared but not paid.....................    $       -   $       -    $   4,643
                                                                                     ----------  ----------  ------------
  Non-cash activities - asset additions due to trade-in allowance................    $       -   $       -    $     426
                                                                                     ----------  ----------  ------------

  Purchases of treasury stock pursuant to tender offer...........................    $       -   $   6,584    $       -
                                                                                     ----------  ----------  ------------





    The accompanying notes are an integral part ofthese financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       (Amounts and shares in 000's, except dividend rates and par values)



                                                Common Stock                              Treasury Stock
                                             -----------------    Retained   Accum.   --------------------
                                              Shares    Amount    Earnings   OCI (1)    Shares     Amount     Total
                                             --------- --------- ----------- -------- --------- ----------- ---------
January 1, 2005............................    20,465   $   205   $ 129,290   $  980     4,852   $(99,028)   $31,447
  Exercise of stock options and other......       197         1       4,438        -         -          -      4,439
  Income tax benefit related to exercise
    of stock options.......................         -         -       1,221        -         -          -      1,221
  Net income...............................         -         -      35,812        -         -          -     35,812
  Other comprehensive income((1))..........         -         -           -     (593)        -          -       (593)
  Treasury shares purchased................         -         -           -        -       336    (11,673)   (11,673)
  Treasury shares retired..................      (336)       (3)    (11,670)       -      (336)    11,673          -
  Common stock dividends incurred..........         -         -      (9,259)       -         -          -     (9,259)
                                             --------- --------- ----------- -------- --------- ----------- ---------
December 31, 2005..........................    20,326       203     149,832      387     4,852    (99,028)    51,394
  Exercise of stock options and other......       121         1         484        -         -          -        485
  Income tax benefit related to exercise
    of stock options.......................         -         -         703        -         -          -        703
  Net income...............................         -         -      51,798        -         -          -     51,798
  Other comprehensive income((1))..........         -         -           -      (97)        -          -        (97)
  Treasury shares purchased................         -         -           -        -     1,959    (73,423)   (73,423)
  Treasury shares retired..................    (1,959)      (19)    (73,404)       -    (1,959)    73,423          -
                                             --------- --------- ----------- -------- --------- ----------- ---------
December 31, 2006..........................    18,488       185     129,413      290     4,852    (99,028)    30,860
  Exercise of stock options and other......       122         1         (85)       -         -          -        (84)
  Income tax benefit related to exercise
    of stock options.......................         -         -         790        -         -          -        790
  Net income...............................         -         -      51,202        -         -          -     51,202
  Other comprehensive income((1))..........         -         -           -    1,531         -          -      1,531
  Treasury shares purchased................         -         -           -        -     1,319    (66,460)   (66,460)
  Treasury shares retired..................    (1,319)      (13)    (66,447)       -    (1,319)    66,460          -
                                             --------- --------- ----------- -------- --------- ----------- ---------
December 31, 2007..........................    17,291   $   173   $ 114,873   $1,821     4,852   $(99,028)   $17,839
                                             --------- --------- ----------- -------- --------- ----------- ---------



                         (1) Other Comprehensive Income                             Year Ended December 31,
                                                                                  ------------------------------
                                                                                   2007       2006      2005
                                                                                  --------  ---------  ---------
Net income....................................................................    $51,202   $51,798    $35,812

Other comprehensive income, net of tax:
  Foreign currency translation adjustment.....................................      1,206       (59)       100
                                                                                  --------  ---------  ---------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period...................        182       (14)      (871)
      Less: reclassification adjustment for losses (gains) included in net
              income..........................................................        143       (24)       178
                                                                                  --------  ---------  ---------
                                                                                      325       (38)      (693)
                                                                                  --------  ---------  ---------
Other comprehensive income, net of income taxes of $207, $(24) and $(443) in
  2007, 2006 and 2005, respectively...........................................      1,531       (97)      (593)
                                                                                  --------  ---------  ---------
Comprehensive income..........................................................    $52,733   $51,701    $35,219
                                                                                  --------  ---------  ---------

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

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Parent") and subsidiaries (collectively, the "Company") develops and markets legal service plans (referred to as "Memberships"). The Memberships sold by us allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. During the third quarter of 2003, we began offering our Identity Theft Shield to new and existing members at $9.95 per month if added to a legal service Membership or it may be purchased separately for $12.95 per month. The nationwide provider of the Identity Theft Shield benefits and the Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by us to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2007, Memberships subject to the capitated benefit provider arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, approximately 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 5% of Members have elected to pay their fees in advance on an annual or semi-annual basis. At December 31, 2007, we had 1,575,802 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of the Memberships were in 29 states and provinces. The Memberships are marketed by an independent sales force referred to as "associates."

     Basis of Presentation
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities.

     Principles of Consolidation
     The consolidated financial statements include our accounts and our wholly owned subsidiaries. Our primary subsidiaries include Pre-Paid Legal Casualty, Inc. ("PPLCI"), Legal Service Plans of Virginia ("LSPV") and Pre-Paid Legal Services, Inc. of Florida ("PPLSIF"). All significant intercompany accounts and transactions have been eliminated.

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

     Fair Value of Financial Instruments
     Our financial instruments consist primarily of cash, certificates of deposit, short-term investments, debt and equity securities, Membership fees receivable, Membership benefits payable, notes payable and accounts payable and accrued expenses. Fair value estimates have been determined by us, using available market information and appropriate valuation methodologies. Fair value of actively traded debt securities are based on quoted market prices. Fair value of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates. The carrying value of cash, certificates of deposit, Membership fees receivable, Membership benefits payable and accounts payable and accrued expenses are considered to be representative of their respective fair value, due to the short term nature of these instruments. The carrying value of notes payable is considered to be representative of their respective fair value, due to the variable interest rate feature of such notes. The fair value disclosures relating to debt and equity securities are presented in Note 2.

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

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis. Approximately 74% of our Membership fees are paid in advance and, therefore, are deferred and recognized over their respective periods.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs of $10 for 2007 are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). We compute the expected Membership life using more than 20 years of actuarial data. At December 31, 2007, we computed the expected Membership life to be approximately three years. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force primarily from a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $57, $50 and $57 for 2007, 2006 and 2005, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $13) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2007 is estimated to be approximately five months, unchanged from year end 2006. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

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

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new Members and new associates and that portion of payments made to provider law firms and associate commissions related to the deferred revenue discussed above. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, CFT bonuses, associate introduction kits, the associate incentive program, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention). Shipping and handling costs of $1.9 million in 2007 and $2.2 million in 2006 are primarily included in Associate services and direct marketing costs.

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

     We did not grant any additional equity instruments to employees or modify any existing options and therefore did not recognize any share-based payments' expense from the issuance of equity instruments to employees in 2007 or 2006. The options outstanding at December 31, 2005 did not affect 2006 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

     We used the modified prospective method at the date of adoption and therefore results for 2005 have not been restated. Had compensation expense for employee stock options granted under our stock option plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the periods would have been the pro forma amounts indicated below:

                                                                                    Year Ended
                                                                                    December 31,
                                                                                      20005
Net Income:                                                                        -------------
    As reported...........................................................         $   35,812
Deduct:
    Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
    Stock option plans....................................................                117
                                                                                   -------------
Pro forma net income......................................................         $   35,695
                                                                                   -------------
Basic Earnings Per Common Share:
    As reported...........................................................         $     2.31
                                                                                   -------------
    Pro forma.............................................................         $     2.31
                                                                                   -------------

Diluted Earnings Per Common Share:
    As reported...........................................................         $     2.29
                                                                                   -------------
    Pro forma.............................................................         $     2.28
                                                                                   -------------

     The pro forma amounts above were estimated using the Black-Sholes option pricing model with the following weighted average assumptions:

                                                      2005
                                                   ------------
Risk free interest rate....................         5.16%
Expected volatility........................        29.46
Dividend yield.............................         0.00
Weighted average expected life.............         5.92 years


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

     Treasury Stock
     We immediately retire all our treasury stock purchases at cost. We retired, at cost, 1,318,721, 1,959,487 and 336,100 shares of common stock during 2007, 2006 and 2005, respectively.

     Segment Information
     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosures about products and services and geographic areas are presented in Note 17.

     Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.
Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 ("SFAS 159"), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. The adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

     In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee, and is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-4 on its consolidated financial position and results of operation.

     In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

Note 2 - Investments

     A summary of the amortized cost, unrealized gains and losses and fair values of our investments at December 31, 2007 and 2006 follows:

                                                                         December 31, 2007
                                                       -----------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                     ------------  -----------  ----------  --------------
U.S. Government obligations........................      $   1,513     $    22      $    (8)    $   1,527
Corporate obligations..............................            837           -          (53)          784
Obligations of state and political subdivisions....         31,007         389          (14)       31,382
Certificates of deposit............................          4,591           -            -         4,591
                                                       ------------  -----------  ----------  --------------
Total..............................................      $  37,948     $   411      $   (75)    $  38,284
                                                       ------------  -----------  ----------  --------------

                                                                         December 31, 2006
                                                       -----------------------------------------------------
                                                        Amortized        Gross Unrealized          Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                     ------------  -----------  ----------  --------------
U.S. Government obligations........................      $   7,750     $     5      $  (131)    $   7,624
Corporate obligations..............................          1,991          11          (31)        1,971
Equity securities..................................            136           -          (40)           96
Obligations of state and political subdivisions....         59,265         150         (141)       59,274
Certificates of deposit............................          2,416           -            -         2,416
EURO...............................................          2,500           -            -         2,500
                                                       ------------  -----------  ----------  --------------
Total..............................................      $  74,058     $   166      $  (343)    $  73,881
                                                       ------------  -----------  ----------  --------------

     In determining whether declines in the fair value of available-for-sale securities below their cost are other than temporary, management considers the financial condition of the issuer, causes for the decline in fair value (i.e., interest rate fluctuations or declines in creditworthiness) and severity and duration of the decline, among other things. At December 31, 2007 we had 55 out of 366 securities (primarily municipal securities) with unrealized losses in four consecutive quarters with combined market losses of $73,000. These losses were determined to be temporary since substantially all of these securities were AAA rated and we have the ability to hold these to maturity.

     The contractual maturities of our available-for-sale investments in debt securities and certificates of deposit at December 31, 2007 by maturity date follows:

                                                                        Amortized
                                                                           Cost       Fair Value
                                                                       ------------   ------------
                 One year or less...................................     $   6,204     $   6,204
                 Two years through five years.......................         4,309         4,274
                 Six years through ten years........................        14,518        14,726
                 More than ten years................................        12,917        13,080
                                                                       ------------   ------------
                 Total..............................................     $  37,948     $  38,284
                                                                       ------------   ------------



     Our investment securities are included in the accompanying consolidated balance sheets at December 31, 2007 and 2006 as follows:

                                                                              December 31,
                                                                       ---------------------------
                                                                           2007          2006
                                                                       ------------   ------------
                 Available-for-sale investments (current)...........     $  13,177     $  42,275
                 Available-for-sale investments (non-current).......        20,766        27,461
                 Investments pledged................................         4,341         4,145
                                                                       ------------   ------------
                 Total..............................................     $  38,284     $  73,881
                                                                       ------------   ------------


     We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

                                                                              December 31,
                                                                       ---------------------------
                                                                           2007          2006
                                                                       ------------   ------------
                 Certificates of deposit............................     $   2,292     $   2,216
                 Obligations of state and political subdivisions....         1,203             -
                 U. S. Government obligations.......................           846         1,929
                                                                       ------------   ------------
                 Total..............................................     $   4,341     $   4,145
                                                                       ------------   ------------


     Proceeds from sales of investments during 2007, 2006 and 2005 were $14.2 million, $135.8 million and $13.2 million, respectively, and resulted in gross realized gains of $248,000, $43,000 and $98,000 and gross realized losses of $13,000, $82,000 and $108,000, respectively.

Note 3 - Property and Equipment
         Property and equipment is comprised of the following:

                                                                Estimated         December 31,
                                                               Useful Life     2007         2006
                                                               -----------   ----------  ----------
                 Equipment, furniture and fixtures..........   3-10 years    $  41,289   $  37,650
                 Computer software..........................     3 years        15,226      13,263
                 Building and improvements..................   20-40 years      39,367      39,326
                 Automotive and aviation equipment..........   3-10 years       14,152      14,134
                 Land.......................................       N/A             445         445
                                                                             ----------  ----------
                                                                               110,479     104,818
                 Accumulated depreciation.................................     (53,516)    (45,175)
                                                                             ----------  ----------
                 Property and equipment, net..............................   $  56,963   $  59,643
                                                                             ----------  ----------





     As of December 31, 2007 and 2006, capitalized interest of $706,000 was included in the cost of the building. No interest was capitalized during 2007, 2006 or 2005.


Note 4 - Other Assets, Current portion

         Other Assets, current portion, are comprised of the following:

                                                                              December 31,
                                                                        ------------------------
                                                                           2007          2006
                                                                        ------------  ----------
                 Prepaid Canadian income taxes......................    $   4,293     $   3,617
                 Other prepaid expenses, current portion............        1,542         1,777
                 Other..............................................          958         1,010
                                                                        ------------  ----------
                 Total..............................................    $   6,793     $   6,404
                                                                        ------------  ----------


Note 5 - Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses are comprised of the following:

                                                                              December 31,
                                                                        ------------------------
                                                                           2007          2006
                                                                        ------------  ----------
                 Accounts payable...................................    $   5,679     $   5,077
                 Marketing bonuses payable..........................        2,392         1,455
                 Incentive awards payable...........................        3,337         2,922
                 Litigation accrual.................................           75           150
                 Other..............................................        4,408         4,041
                                                                        ------------  ----------
                 Total..............................................    $  15,891     $  13,645
                                                                        ------------  ----------


Note 6 - Notes Payable

     On June 23, 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At December 31, 2007, we have the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million. Since receiving the net proceeds, we used them to purchase 1.4 million shares of treasury stock at an average price of $42.95 per share.

     The Term Facility was fully funded on June 23, 2006 and provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate originally equal to Wells Fargo base rate plus 150 basis points or at the LIBOR plus 250 basis points. On September 10, 2007 we entered into an amendment to the Senior Loan which reduced the margin on LIBOR rate loans from 250 basis points to 150 basis points and fixed all LIBOR rate loans on 30 day interest periods; reduced the margin on base rate loans from 150 basis points to zero basis points; and increased the amounts of cash flow that we may use in each quarter to pay dividends or repurchase shares of common stock by accumulating unused amounts available for such purposes for up to a 24 month period that will phase in from June 30, 2007 to June 30, 2008. No other material amendments were made to the Senior Loan. The interest rate at December 31, 2007 was 6.73%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was
0.75 to 1 at December 31, 2007. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium of 1% in the first year, 0.5% in the second year and none thereafter, with a reduction of 50% of the prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

     The Senior Loan is guaranteed by our non-regulated wholly owned subsidiaries and is secured by all of our tangible and intangible personal property (other than aircraft), including stock in all of our direct subsidiaries, and a mortgage on a building we recently acquired in Duncan, Oklahoma and remodeled to relocate and expand our existing customer service facility in Duncan.

     In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

     * a limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;
     * a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests;
     *    a prohibition on prepayment of other debt;
     * a requirement to maintain consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for the twelve month period ending December 31, 2006 and each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);
     * a requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least
          1.1 to 1;
     *    a requirement to maintain at least 1.3 million members;
     * a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1; and
     * we must have availability (unused portion of the Revolving Facility) plus Qualified Cash (the amount of unrestricted cash and cash equivalents) greater than or equal to $12,500,000.

     We were in compliance with these covenants at December 31, 2007.

     In addition to customary events of default, it is an event of default if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest originally at the 30 day LIBOR rate plus 225 basis points was modified on September 25, 2007 to reduce the interest rate to LIBOR plus 150 basis points effective September 1, 2007, adjusted monthly, and is secured by a mortgage on our headquarters. The interest rate at December 31, 2007 was 6.75% with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan's financial covenants conform to those of the Senior Loan.

     On September 28, 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance our existing indebtedness of $9.6 million related to our aircraft. The new loan has an interest rate of 89 basis points above the monthly LIBOR rate (compared to LIBOR plus 175 basis points under the previous loan) and will be repaid over 10 years in monthly payments of principal of $80,000 (compared to $96,000 under the previous loan) plus interest and is secured by the aircraft and engines. The interest rate at December 31, 2007 was 6.13%.

         A schedule of outstanding balances as of December 31, 2007 is as follows:

                      Senior loan................................   $  53,750
                      Real estate loan...........................      10,667
                      Aircraft loan..............................       9,316
                                                                    ----------
                      Total notes payable........................      73,733
                      Less: Current portion of notes payable.....     (18,241)
                                                                    ----------
                      Long term portion..........................   $  55,492
                                                                    ----------


         A schedule of future maturities as of December 31, 2007 is as follows:

                      Repayment Schedule commencing
                         January 2008:
                      -------------------------------------------
                      Year 1.....................................   $  18,241
                      Year 2.....................................      18,241
                      Year 3.....................................      18,241
                      Year 4.....................................      13,515
                      Year 5.....................................         956
                      Thereafter.................................       4,539
                                                                    ----------
                      Total notes payable........................   $  73,733
                                                                    ----------


Note 7 - Income Taxes

     The provision for income taxes consists of the following:

                                                                    Year Ended December 31,
                                                               ---------------------------------
                                                                 2007         2006        2005
                                                               ----------  ----------  ---------
                 Current....................................   $  33,864   $  27,116    $ 17,951
                 Deferred...................................        (552)        774         912
                                                               ----------  ----------  ---------
                   Total provision for income taxes.........   $  33,312   $  27,890    $ 18,863
                                                               ----------  ----------  ---------


     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                                    Year Ended December 31,
                                                               ---------------------------------
                                                                 2007         2006        2005
                                                               ----------  ----------  ---------
                 Statutory Federal income tax rate..........      35.0%       35.0%        35.0%
                 Tax exempt interest........................      (1.0)        (.7)         (.4)
                 Wage tax credits...........................       (.4)        (.3)         (.5)
                 Prior years, state income taxes, net.......       2.4           -            -
                 State income tax expense, net..............       3.8           -            -
                 Other......................................       (.4)        1.0           .4
                                                               ----------  ----------  ---------
                 Effective income tax rate..................      39.4%       35.0%        34.5%
                                                               ----------  ----------  ---------




The prior years, state income taxes, 2.4% net, reflected above is due to a fourth quarter charge. During the 2007 fourth quarter we discovered and corrected a clerical error in the amount of net operating loss reported in a 2003 state income tax return which resulted in nonpayment of income taxes in that state for several years. This 2.4% represents the $2.0 million charge pertaining to 2006 and prior years. See Note 16 - Selected Quarterly Financial Data (Unaudited) for additional information related to this charge. The state income tax expense, 3.8% net, represent state income taxes, net of federal tax benefit for year 2007. No state income taxes were recorded in the provision for income taxes for years 2006, and 2005. $2.7 million and $1.5 million of state income tax expense was included in general and administrative expenses for years 2006 and 2005 respectively.

     Deferred tax liabilities and assets at December 31, 2007 and 2006 are comprised of the following:

                                                                            December 31,
                                                                        ---------------------
                                                                          2007        2006
                                                                        ----------  ---------
                 Deferred tax liabilities relating to:
                   Deferred member and associate service costs......    $   7,367   $   7,221
                   Property and equipment...........................        7,829       7,232
                   Unrealized investment gains......................          131           -
                                                                        ----------  ---------
                      Total deferred tax liabilities................       15,327      14,453
                                                                        ----------  ---------
                 Deferred tax assets relating to:
                   Expenses not yet deducted for tax purposes.......        3,552       2,079
                   Deferred revenue and fees........................       11,564      11,184
                   Unrealized investment losses, net................            -          69
                   Other............................................          101         459
                                                                        ----------  ---------
                      Total deferred tax assets.....................       15,217      13,791
                                                                        ----------  ---------
                   Net deferred tax liability.......................    $    (110)  $    (662)
                                                                        ----------  ---------


     Our deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2007 and 2006 as follows.

                                                                              December 31,
                                                                        ---------------------
                                                                           2007          2006
                                                                        ----------  ---------
                 Deferred income taxes (current asset)..............     $  5,163   $   4,235
                 Deferred income taxes (non-current liability)......       (5,273)     (4,897)
                                                                        ----------  ---------
                 Net deferred tax liability.........................     $   (110)  $    (662)
                                                                        ----------  ---------


     A significant portion of the deferred tax assets recognized relate to deferred revenue and fees. A valuation allowance was not recorded since we believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance. We believe that we will realize the tax benefit of these deferred tax assets in the future because of our history of pre-tax income. However, there can be no assurance that we will generate taxable income or that all of our deferred tax assets will be utilized.

Note 8 - Stockholders' Equity

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 13 million shares during subsequent board meetings. At December 31, 2007, we had purchased 12.7 million treasury shares under these authorizations for a total consideration of $362.40 million, an average price of $28.56 per share. We purchased and formally retired 1,318,721 shares of our common stock during 2007 for $66.5 million, or an average price of $50.40 per share, reducing our common stock by $13,188 and our retained earnings by $66.4 million. At December 31, 2007 and 2006, we had 12.4 million and 13.6 million common shares outstanding, respectively, net of treasury shares. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

     Our ability to pay dividends is dependent in part on our ability to derive dividends from our subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. During 2007, PPLCI declared and after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $7.4 million compared to the $13.4 million dividend paid to us during 2006. During 2007, LSPV paid us an ordinary dividend of $1.6 million compared to none during 2006. At December 31, 2007 the amount of restricted net assets of consolidated subsidiaries was $30.7 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.


Note 9 - Other Expenses, net

     The components of other expenses, net are as follows:

                                                                    Year Ended December 31,
                                                               -----------------------------------
                                                                 2007         2006        2005
                                                               ----------  ----------   ----------
                 Depreciation...............................   $  8,532    $  8,260     $  7,489
                 Premium taxes..............................      1,956       1,840        2,059
                 Interest expense...........................      6,678       5,726        2,682
                 Litigation expense.........................         15        (710)        (303)
                 Interest income............................     (3,340)     (2,884)      (1,471)
                                                               ----------  ----------   ----------
                   Total Other expenses, net................   $ 13,841    $ 12,232     $ 10,456
                                                               ----------  ----------   ----------


Note 10 - Comprehensive Income

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

                                                                            2007        2006
                                                                          ----------  --------
Foreign currency translation adjustments.............................     $ 1,603     $   397
Unrealized losses on investments, net of income taxes
  of $131 and $(70)..................................................         218        (107)
                                                                          ----------  --------
  Accumulated other comprehensive income............................      $ 1,821     $   290
                                                                          ----------  --------

Note 11 - Related Party Transactions

     John W. Hail, one of our directors, served as our Executive Vice President, Director and Agency Director from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was our exclusive marketing agent from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and us entered into during the period in which Mr. Hail was one of our executive officers, Mr. Hail receives override commissions from renewals of certain Memberships initially sold by us during such period. During 2007, 2006 and 2005, such override commissions on renewals totaled $68,000, $71,000 and $75,000, respectively. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with us, including TVC Marketing, Inc., but which were engaged in the marketing of our legal service Memberships and which earn renewal commissions from Memberships previously sold. These entities earned renewal commissions of $515,000, $519,000 and $551,000 during 2007, 2006 and 2005, respectively, of which $274,000, $273,000 and
$314,000, respectively, was passed through as commissions to their sales agents.

Note 12 - Leases

     At December 31, 2007, we were committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $111,000, $143,000 and $108,000 in 2007, 2006 and 2005, respectively.


     Future  commitments   commencing  January  2008  related  to  noncancelable
operating leases are as follows:
Year Ended December 31,
2008...............................................     $     117
2009...............................................           108
2010...............................................           104
2011...............................................            91
2012...............................................            55
Thereafter.........................................           260
                                                        ----------
Total operating lease commitments..................     $     735
                                                        ----------

     Future minimum lease payments commencing in January 2008 related to capital leases are as follows:


Year Ended December 31,
2008...............................................     $      81
2009...............................................            81
2010...............................................            81
2011...............................................            81
2012...............................................            81
Thereafter.........................................         1,406
                                                        ----------
Total minimum lease payments.......................         1,811
Less: Imputed interest.............................          (855)
                                                        ----------
Present value of net minimum lease payments........           956
Less: Current portion..............................           (22)
                                                        ----------
Noncurrent portion of capital leases payable.......     $     934
                                                        ----------


     We entered into two capital leases near the end of 2002 and one early in 2003 to acquire equipment and buildings. These capital leases expire at various dates through 2032. The capital lease assets are included in property and equipment as follows at December 31, 2007 and December 31, 2006.

                                                               December 31,
                                                         -----------------------
                                                           2007          2006
                                                         -----------  ----------
Equipment, furniture and fixtures..................      $    729     $  1,670
Buildings and improvements.........................           314          314
                                                            1,043        1,984
Less: accumulated amortization.....................          (185)        (798)
                                                         -----------  ----------
Net capital lease assets...........................      $    858     $  1,186
                                                         -----------  ----------

Note 13 - Commitments and Contingencies

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2007 was $75,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. During July 2007 we received a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer would allow us to deduct the remaining 30% of these items on our US federal tax returns. We accepted this offer during the fourth quarter of 2007 and filed amended US federal tax returns. Since the commission issue is still outstanding the Canadian taxing authorities would not permit us to file the amended Canadian tax returns to reflect the changes in our general and administrative expense. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at December 31, 2007 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 14 - Stock Options, Stock Ownership Plan and Benefit Plan

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

     Also included below are stock options that were issued to our Regional Vice Presidents ("RVPs") in order to encourage stock ownership by our RVPs and to increase the proprietary interest of such persons in our growth and financial success. These options have been granted periodically to RVPs since 1996. Options were granted at fair market value at the date of the grant and were generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There we no options granted to RVPs during 2007, 2006 or 2005

     A summary of the status of our total stock option activity as of December 31, 2007, 2006 and 2005, and for the years ended on those dates is presented below:

                                                     2007                      2006                       2005
                                           ------------------------  ------------------------  -------------------------
                                                         Weighted                  Weighted                   Weighted
                                                         Average                    Average                   Average
                                                         Exercise                  Exercise                   Exercise
                                             Shares       Prcie        Shares        Price        Shares       Price
                                           -----------  -----------  -----------  -----------  ------------   ----------
Outstanding at beginning of year.......       273,040    $   23.26      507,167    $   20.94       862,490    $   23.88
Granted................................             -         -               -         -                -         -
Exercised..............................      (208,943)       24.17     (226,719)       18.07      (345,642)       28.24
Terminated.............................        (5,597)       22.87       (7,408)       23.29        (9,681)       22.33
                                           -----------  -----------  -----------  -----------  ------------   ----------
Outstanding at end of year.............        58,500    $   20.08      273,040    $   23.26       507,167    $   20.94
                                           -----------  -----------  -----------  -----------  ------------   ----------
Options exercisable at year end........        58,500    $   20.08      273,040    $   23.26       507,167    $   20.94
                                           -----------  -----------  -----------  -----------  ------------   ----------
Aggregate intrinsic value of outstanding
options................................      $  2,063                  $  4,332                   $  8,757
                                           -----------               -----------               -----------
Intrinsic value of options exercised...      $  6,821                  $  3,357                   $  3,357
                                           -----------               -----------               -----------
Fair value of options vested during
period.................................      $      -                  $      -                   $    180
                                           -----------               -----------               -----------
Weighted average grant date fair value
per share..............................           N/A                       N/A                        N/A
                                           -----------               -----------               -----------


     The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

                                                         Weighted Average
         Range of                                             Remaining
    Exercise Prices           Number Outstanding         Contractual Life            Exercise Price
---------------------------  ------------------------  -------------------------  ------------------------
      $17.03 - $19.20                  46,000                     2.78                    $   18.92
      $23.93 - $26.11                  12,500                     1.09                        24.36
                             ------------------------  -------------------------  ------------------------
                                       58,500                     2.42                    $   20.08
                             ------------------------  -------------------------  ------------------------

     During 1988, we adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Prior to December 31, 2006, up to seventy-five percent of the contributions made by employees were used to purchase Company common stock with the remaining twenty-five percent allocated to other investment options within the plan. For plan years beginning after December 31, 2006, the plan allows participants to move any portion of their account that is invested in our stock from that investment into other investment alternatives under the plan. At our option, we may make matching contributions to the plan in cash, and recorded expense of $486,000, $459,000 and $445,000 for 2007, 2006 and
2005 respectively.

     In November 2002, we adopted a deferred compensation plan, which permits executive officers and key employees to defer receipt of a portion of their compensation. Deferred amounts accrue hypothetical returns based upon investment options selected by the participant. We have amended the deferred compensation plan, effective January 1, 2005, to comply with new provisions of Section 409A of the Internal Revenue Code. Deferred amounts are paid in cash based on the value of the investment option and are generally payable following termination of employment in a lump sum or in installments as elected by the participant, but the plan provides for financial hardship distributions, distributions in the event of total disability or death and distributions upon a change in control. The plan also provides for a death benefit of $500,000 for each participant. Although the plan is unfunded and represents an unsecured liability of ours to the participants, we have purchased variable life insurance policies owned by us to insure the lives of the group of participants and to finance our obligations under the plan. As of December 31, 2007 and 2006, we had an aggregate deferred compensation liability of $6.5 million and $5.2 million, respectively, which is included in other non-current liabilities. At December 31, 2007 and 2006, the cash value of the underlying insurance policies owned by us was $5.7 million and $4.7 million, respectively, and was included in other assets.

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

                                                                                  Year Ended December 31,
                                                                                ------------------------------
Basic Earnings Per Share:                                                        2007       2006      2005
                                                                                --------- ---------- ---------
Earnings:
---------
Income........................................................................  $ 51,202  $ 51,798   $ 35,812
                                                                                --------- ---------- ---------
Shares:
-------
Weighted average shares outstanding...........................................    13,151    14,642     15,470
                                                                                --------- ---------- ---------




Diluted Earnings Per Share:
Earnings:
---------
Income after assumed conversions..............................................  $ 51,202  $ 51,798   $ 35,812
                                                                                --------- ---------- ---------
Shares:
-------
Weighted average shares outstanding...........................................    13,151    14,642     15,470
Assumed exercise of options...................................................        46        97        182
                                                                                --------- ---------- ---------
Weighted average number of shares, as adjusted................................    13,197    14,739     15,652
                                                                                --------- ---------- ---------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 218,000 shares with an average exercise price of $32.05 were excluded from the calculation of diluted earnings per share for the year ended December 31, 2005. No options were excluded from the diluted earnings per share calculation for the years ended December 31, 2007 and 2006.

Note 16 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2007 and 2006.

                                    Selected Quarterly Financial Data
                                 (In thousands, except per share amounts)

                        2007                          1st Quarter   2nd Quarter   3rd Quarter  4th Quarter
---------------------------------------------------   -----------  -------------  -----------  ------------
Revenues...........................................    $ 112,084    $ 114,060     $ 114,877    $ 116,068
Net income.........................................       14,728       13,179        11,573       11,722

Basic income per common share (1):
  Net Income.......................................    $    1.09    $     .99     $     .89    $     .92

Diluted income per common share (1):
  Net Income.......................................    $    1.08    $     .99     $     .88    $     .92



                        2006
Revenues...........................................    $ 109,960    $ 111,198     $ 111,194    $ 111,672
Net income.........................................       13,071       12,090        13,406       13,231

Basic income per common share (1):
  Net Income.......................................    $     .85    $     .81     $     .93    $     .95

Diluted income per common share (1):
  Net Income.......................................    $     .84    $     .81     $     .93    $     .94


(1) The sum of EPS for the four quarters may differ from the annual EPS due to rounding and the required method of computing weighted average number of shares in the respective periods.

     In the fourth quarter, we discovered and corrected a clerical error in the amount of net operating loss reported in a 2003 state income tax return which resulted in nonpayment of income taxes in that state for several years. The $2.9 million charge was comprised of $2.0 million pertaining to 2006 and prior years and $900,000 pertaining to the first 3 quarters of 2007 approximately $300,000 for each quarter. This charge was not individually material to the 2007 prior quarters or 2006 or prior years.

Note 17 - Segment Information

     We operate a consistent business model, marketing Memberships to our customers in the United States and four Canadian provinces. We maintain regional geographic management to facilitate local execution of our marketing strategies. However, the most significant performance evaluations and resource allocations made by our chief operating decision makers are made on a global basis. As such, we have concluded that we maintain one operating and reportable segment. Substantially all of our business is currently conducted in the United States. Revenues from our Canadian operations for 2007, 2006 and 2005 were $7.9 million, $7.1 million and $6.0 million, respectively. We have no significant long-lived assets located in Canada.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------------
              AND FINANCIAL DISCLOSURE.
              -------------------------
Not applicable.


ITEM 9A.      CONTROLS AND PROCEDURES.
--------------------------------------

Controls and Procedures

     Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Chief Financial Officer) have evaluated our disclosure controls and procedures as of December 31, 2007, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 U.S.C. ss. 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the fourth quarter of 2007, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2007 as reflected in our report included in Item 8 above.

     Grant Thornton LLP, our independent registered public accounting firm, audited the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth in Item 8 above.


Certifications

     Our Chief Executive and Chief Financial Officers have completed the certifications required to be filed as an Exhibit to this Report (See Exhibits
31.1 and 31.2) relating to the design of our disclosure controls and procedures and the design of our internal control over financial reporting.


ITEM 9B.      OTHER INFORMATION.
--------------------------------

None.




                                    PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10 through 14 of Form 10-K are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2008.


                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
------------------------------------------------------

(a) The following documents are filed as part of this report:

     (1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 40 of this report.

     (2) Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.



                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PRE-PAID LEGAL SERVICES, INC.

Date: February 29, 2008      By:    /s/ Randy Harp
                                   -------------------------------------------
                                   Randy Harp
                                   Chief Operating Officer

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

                       Name                                         Position                        Date
                       ----                                         --------                        ----

            /s/ Harland C. Stonecipher                 Chairman of the Board of Directors     February 29, 2008
----------------------------------------------------     (Principal Executive Officer)
              Harland C. Stonecipher


                  /s/ Randy Harp                            Chief Operating Officer           February 29, 2008
----------------------------------------------------
                    Randy Harp


                /s/ Steve Williamson                        Chief Financial Officer           February 29, 2008
----------------------------------------------------        (Principal Financial and
                 Steve Williamson                               Accounting Officer)

              /s/ Orland G. Aldridge                                Director                  February 29, 2008
----------------------------------------------------
                Orland G. Aldridge


               /s/ Martin H. Belsky                                 Director                  February 29, 2008
----------------------------------------------------
                 Martin H. Belsky


              /s/ Peter K. Grunebaum                                Director                  February 29, 2008
----------------------------------------------------
                Peter K. Grunebaum


                 /s/ John W. Hail                                   Director                  February 29, 2008
----------------------------------------------------
                   John W. Hail


                 /s/ Duke R. Ligon                                  Director                  February 29, 2008
----------------------------------------------------
                   Duke R. Ligon


                /s/ Thomas W. Smith                                 Director                  February 29, 2008
----------------------------------------------------
                  Thomas W. Smith



PRE-PAID LEGAL SERVICES, INC AND SUBSIDIARIES
Schedule I - Condensed Financial Information of the Registrant

                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 BALANCE SHEETS
                               (Amounts in 000's)

                                     ASSETS

                                                                                               December 31,
                                                                                          ----------------------
                                                                                             2007        2006
                                                                                          ----------   ---------
Current assets:
  Cash and cash equivalents............................................................   $  19,710    $   9,245
  Available-for-sale investments, at fair value........................................       2,100       39,950
  Membership fees receivable...........................................................       4,392        4,156
  Inventories..........................................................................       1,511        1,337
  Refundable income taxes..............................................................       2,253          653
  Deferred member and associate service costs..........................................      15,072       14,491
  Other assets.........................................................................       2,093        2,634
                                                                                          ----------   ---------
      Total current assets.............................................................      47,131       72,466
                                                                                          ----------   ---------
Available-for-sale investments, at fair value..........................................       2,002          147
Investments pledged....................................................................         224          323
Property and equipment, net............................................................      56,417       59,108
Investments in and amounts due to/from subsidiaries, net...............................      57,462       48,679
Deferred member and associate service costs............................................       2,173        2,406
Other assets...........................................................................       7,522        6,847
                                                                                          ----------   ---------
        Total assets...................................................................   $ 172,951    $ 189,976
                                                                                          ----------   ---------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits payable..........................................................   $  11,737    $  11,588
  Deferred revenue and fees............................................................      23,186       22,192
  Current portion of capital leases payable............................................          22          340
  Current portion of notes payable.....................................................      18,241       18,437
  Income taxes payable.................................................................       5,590            -
  Accounts payable and accrued expenses................................................      14,785       13,141
                                                                                          ----------   ---------
    Total current liabilities..........................................................      73,561       65,698
  Capital leases payable...............................................................         934          957
  Notes payable........................................................................      55,492       73,533
  Deferred revenue and fees............................................................       1,350        1,479
  Deferred income taxes................................................................      17,231       12,241
  Other non-current liabilities........................................................       6,544        5,208
                                                                                          ----------   ---------
      Total liabilities................................................................     155,112      159,116
                                                                                          ----------   ---------
Stockholders' equity:
  Common stock.........................................................................         173          185
  Retained earnings....................................................................     114,873      129,413
  Accumulated other comprehensive income...............................................       1,821          290
  Treasury stock, at cost..............................................................     (99,028)     (99,028)
                                                                                          ----------   ---------
      Total stockholders' equity.......................................................      17,839       30,860
                                                                                          ----------   ---------
        Total liabilities and stockholders' equity.....................................   $ 172,951    $ 189,976
                                                                                          ----------   ---------

           See accompanying notes to condensed financial statements.



                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF INCOME
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          ----------------------------------------
                                                                              2007          2006          2005
                                                                          ------------   ------------  -----------
Revenues:
  Membership fees......................................................   $   323,254    $   309,765   $   289,553
  Associate services...................................................        24,888         26,674        28,683
  Other................................................................         3,474          4,717         4,714
                                                                          ------------   ------------  -----------
                                                                              351,616        341,156       322,950
                                                                          ------------   ------------  -----------
Costs and expenses:
  Membership benefits..................................................       113,045        110,415       102,354
  Commissions..........................................................       101,700         98,249       111,129
  Associate services and direct marketing..............................        28,875         29,381        30,311
  General and administrative...........................................        39,770         31,362        30,127
  Other, net...........................................................        13,402          9,626         9,385
                                                                          ------------   ------------  -----------
                                                                              296,792        279,033       283,306
                                                                          ------------   ------------  -----------
Income before income taxes and equity in net income of subsidiaries....        54,824         62,123        39,644
Provision for income taxes.............................................        17,373         21,746        13,677
                                                                          ------------   ------------  -----------
Income before equity in net income of subsidiaries.....................        37,451         40,377        25,967
Equity in net income of subsidiaries...................................        13,751         11,421         9,845
                                                                          ------------   ------------  -----------
Net income.............................................................   $    51,202    $    51,798   $    35,812
                                                                          ------------   ------------  -----------

           See accompanying notes to condensed financial statements.

                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                                                                  Year Ended December 31,
                                                                          ----------------------------------------
                                                                              2007          2006          2005
                                                                          ------------   ------------  -----------
Net cash provided by operating activities..............................    $   64,494     $   52,899    $   46,586
                                                                          ------------   ------------  -----------
Cash flows from investing activities:
  Additions to property and equipment..................................        (5,817)        (8,631)      (14,778)
  Purchases of investments - available-for-sale........................      (220,355)      (164,309)            -
  Maturities and sales of investments - available-for-sale.............       256,475        124,479           307
                                                                          ------------   ------------  -----------
    Net cash used in investing activities..............................        30,303        (48,461)      (14,471)
                                                                          ------------   ------------  -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options..............................           (84)           485         4,439
  Tax benefit on exercise of stock options.............................           790            703             -
  Decrease in capital lease obligations................................          (341)          (320)         (339)
  Purchases of treasury stock..........................................       (66,460)       (73,423)      (11,673)
  Proceeds from issuance of debt.......................................         9,556         85,000        13,829
  Repayments of debt...................................................       (27,793)       (31,500)      (20,445)
  Dividends paid.......................................................             -         (4,643)      (12,412)
                                                                          ------------   ------------  -----------
    Net cash used in financing activities..............................       (84,332)       (23,698)      (26,601)
                                                                          ------------   ------------  -----------

Net increase in cash and cash equivalents..............................        10,465        (19,260)        5,514
Cash and cash equivalents at beginning of year.........................         9,245         28,505        22,991
                                                                          ------------   ------------  -----------
Cash and cash equivalents at end of year...............................    $   19,710     $    9,245    $   28,505
                                                                          ------------   ------------  -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized....................    $    6,536     $    5,536    $    2,432
                                                                          ------------   ------------  -----------

  Cash paid for income taxes...........................................    $   30,588     $   28,710    $   13,350
                                                                          ------------   ------------  -----------

  Non-cash activities - cash dividends declared but not paid...........    $        -     $        -    $    4,643
                                                                          ------------   ------------  -----------

  Non-cash activities - asset additions due to trade-in allowance......    $        -     $        -    $      426
                                                                          ------------   ------------  -----------

  Purchases of treasury stock pursuant to tender offer.................    $        -     $    6,584    $        -
                                                                          ------------   ------------  -----------

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

Notes 6 and 13 to the consolidated financial statements of Pre-Paid Legal Services, Inc. relate to the Parent Company and therefore have not been repeated in these notes to condensed financial statements.

Expense Advances and Reimbursements
Pursuant to management agreements with certain subsidiaries, which have been approved by insurance regulators, commission advances are paid and expensed by the Parent Company and the Parent Company is compensated for a portion of its general and administrative expenses determined in accordance with the agreements.

Dividends from Subsidiaries
Dividends paid to the Parent Company from its subsidiaries are accounted for by the equity method. During 2007, PPLCI declared and after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $7.4 million compared to the $13.4 million and $4.1 million dividends paid to us during 2006 and 2005, respectively.




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

 10.12          Credit  Agreement  dated June 23, 2006 among Pre-Paid  Legal  Services,  Inc, the lenders  signatory thereto and Wells Fargo Foothill,  Inc. as Arranger and  Administrative  Agent and Bank of Oklahoma,
                N.A.  (Incorporated  by reference to Exhibit 10.1 of the Company's  Current Report on Form 8-K filed
                June 27, 2006)

 10.13          Security  Agreement  dated June 23, 2006 between  Pre-Paid  Legal  Services,  Inc and certain of its subsidiaries and Wells Fargo Foothill,  Inc., as Agent (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed June 26, 2006)

 10.14          Guaranty  Agreement  dated June 23, 2006 between  certain  subsidiaries  of Pre-Paid Legal Services,
                Inc. and Wells Fargo  Foothill,  Inc.,  as Agent  (Incorporated  by reference to Exhibit 10.3 of the
                Company's Current Report on Form 8-K filed June 27, 2006)

 10.15          Mortgage,  Assignment of Rents and Leases and Security Agreement by Pre-Paid Legal Services, Inc. in
                favor of Wells Fargo  Foothill,  Inc as Agent  (Incorporated  by  reference  to Exhibit  10.4 of the
                Company's Current Report on Form 8-K filed June 26, 2006)

 10.16          First  Amendment to Loan Agreement  dated June 23, 2006 between  Pre-Paid Legal  Services,  Inc. and
                Bank of Oklahoma,  N.A. (Incorporated by reference to Exhibit 10.5 of the Company's of the Company's
                Current Report on Form 8-K filed June 26, 2006)

 10.17          First Amendment to Credit Agreement dated September 10, 2007 between  Pre-Paid Legal Services,  Inc.
                and  the  lenders  named  therein  and  Wells  Fargo   Foothill,   Inc.  as   administrative   agent
                (Incorporated by reference to Exhibit 10.1 of the Company's of the Company's  Current Report on Form
                8-K filed September 10, 2007)

 10.18          Term Loan Agreement dated September 28, 2007 between  Pre-Paid Legal Services,  Inc. and Wells Fargo
                Equipment Finance,  LLC (Incorporated by reference to Exhibit 10.1 of the Company's of the Company's
                Current Report on Form 8-K filed October 2, 2007)

 10.19          Form of Aircraft  Mortgage and Security  Agreement  between Pre-Paid Legal Services,  Inc. and Wells
                Fargo  Equipment  Finance,  LLC  (Incorporated  by reference to Exhibit 10.2 of the Company's of the
                Company's Current Report on Form 8-K filed October 2, 2007)

 10.20          Second Amendment to Credit  Agreement dated February 22, 2008 between Pre-Paid Legal Services,  Inc.
                and the lenders named therein and Wells Fargo Foothill, Inc. as administrative agent

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



                                  EXHIBIT 10.21

                      SECOND AMENDMENT TO CREDIT AGREEMENT


     This SECOND AMENDMENT TO CREDIT AGREEMENT (this "Amendment"), is made as of February 22, 2008, by and among PRE-PAID LEGAL SERVICES, INC., an Oklahoma corporation ("Borrower"), the lenders signatories hereto (the "Lenders") and WELLS FARGO FOOTHILL, INC., a California corporation, as administrative agent for the Lenders (in such capacity, together with its successors and assigns in such capacity, "Agent").

                              W I T N E S S E T H:
                              - - - - - - - - - -

     WHEREAS, Borrower, Agent and the Lenders are parties to that certain Credit Agreement dated as of June 23, 2006, as amended by that certain First Amendment to Credit Agreement dated as of September 10, 2007 (as may be further amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"; unless otherwise defined herein, all capitalized terms used in this Amendment shall have the meanings ascribed to such terms in the Credit Agreement);

     WHEREAS, Borrower has requested that Agent and the Lenders agree to certain amendments to the Credit Agreement; and

     WHEREAS, Agent and the Required Lenders have agreed to amend the Credit Agreement on the terms and conditions provided herein.

     NOW, THEREFORE, in consideration of the premises set forth above, the terms and conditions contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     Amendment to Section 6.10 of the Credit Agreement. Section 6.10 of the Credit Agreement, Distributions, is hereby amended by deleting such section in its entirety and substituting the following in lieu thereof:

          ""6.10 Distributions. Make any distribution or declare or pay any dividends (in cash or other property, other than common Stock) on, or purchase, acquire, redeem, or retire any of Borrower's Stock, of any class, whether now or hereafter outstanding; provided that so long as (a) no Default or Event of Default exists at the time of such purchase or payment or would result therefrom, and (b) the sum of Excess Availability plus Qualified Cash is greater than or equal to $12,500,000 both before and after giving effect to such purchase or payment, Borrower may purchase its Stock or pay dividends on its common Stock, in each case (i) using the proceeds of the Term Loan in an aggregate amount not to exceed $58,758,466.40, or (ii) during the fiscal quarter immediately following either (A) a fiscal quarter for which an Excess Cash Flow Certificate is delivered, or (B) a fiscal year for which an Excess Cash Flow Certificate is delivered, using cash from operations in an amount not to exceed the amount of the Excess Cash Flow Surplus for the applicable Excess Cash Flow Test Period; provided, further, that, with respect to any such purchase by Borrower of its Stock (x) Borrower and its agents and representatives comply with all laws, rules, regulations and requirements applicable thereto, including, without limitation, all federal and state securities laws and all rules and regulations promulgated thereunder, the corporate laws of the State of Oklahoma and all requirements of all regulatory agencies and authorities having jurisdiction over the Borrower and it agents and representatives, including the New York Stock Exchange and the National Association of Securities Dealers, (y) such purchase does not and will not trigger any right of first refusal, preemptive right or similar right of any Person or result in the Borrower or any of its Affiliates having any liability thereunder, and (z) such purchase does not and will not violate or result in any breach of any charter document of Borrower or result in any breach of, constitute a default (or event which with the giving of notice or lapse of time, or both, would become a default) under, require any consent under, or give to others any right of termination, amendment, acceleration, suspension, revocation or cancellation of, any material note, bond, mortgage or indenture, contract, agreement, lease, license, permit or other material instrument or arrangement to which Borrower or any of its Affiliates is a party or by which any of them is bound."

     2. Amendment to Schedule 1.1 to the Credit Agreement. Schedule 1.1 to the Credit Agreement, Definitions, is hereby amended by deleting the definition of "Fixed Charge Coverage Ratio" in its entirety and inserting the following in lieu thereof:

          ""Fixed Charge Coverage Ratio" means, with respect to Borrower for any period, the ratio of (a) EBITDA for such period minus the sum of (i) income taxes paid (to the extent not already incurred in a prior period) or incurred during such period, (ii) Capital Expenditures made (to the extent not already incurred in a prior period) or incurred during such period, and
     (iii) dividends paid by Borrower on its common Stock during such period in accordance with Section 6.10 (but excluding dividends paid with identifiable proceeds of the Term Loan), to (b) Fixed Charges for such period."

     3. Conditions of Effectiveness. This Amendment shall become effective as of the date hereof when, and only when, Agent shall have received:

          (a) a counterpart of this Amendment duly executed by Borrower and the Required Lenders; and

          (b) such other information, documents, instruments or approvals as Agent or Agent's counsel may require.

     4. Representations and Warranties. Borrower hereby represents and warrants as follows:

          (a) Borrower is a corporation, duly organized, validly existing and in good standing under the laws of the State of Oklahoma;

          (b) the execution, delivery and performance by Borrower of this Amendment are within Borrower's corporate powers, have been duly authorized by all necessary corporate action and do not (i) contravene Borrower's charter or by-laws, or (ii) violate the law or any material contractual restriction binding on or affecting Borrower;

          (c) no authorization, approval or other action by, and no notice to or filing with, any Governmental Authority is required for the due execution, delivery and performance by Borrower of this Amendment;

          (d) each representation or warranty of Borrower set forth in the Credit Agreement is hereby restated and reaffirmed as true and correct in all material respects (except that such materiality qualifier shall not be applicable to any representations and warranties that already are qualified or modified by materiality in the text thereof) on and as of the date of this Amendment, as if such representation or warranty were made on and as of such date (except to the extent that any such representations and warranties relate solely to an earlier date);

          (e) this Amendment constitutes the legal, valid and binding obligation of Borrower, enforceable against Borrower in accordance with its terms; and

          (f) after giving effect to this Amendment, no Default or Event of Default is existing.

     5. Reference to and Effect on the Loan Documents.

          (a) Upon the effectiveness of this Amendment, on and after the date hereof each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the other Loan Documents to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement as amended hereby.

          (b) Except as specifically amended above, the Credit Agreement and all other Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed. Borrower has no knowledge of any challenge to Agent's or any Lender's claims arising under the Loan Documents or the effectiveness of the Loan Documents.

          (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Agent or any Lender under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents. This Amendment shall not constitute a modification of the Credit Agreement or a course of dealing with Agent or any Lender at variance with the Credit Agreement such as to require further notice by Agent or any Lender to require strict compliance with the terms of the Credit Agreement and the other Loan Documents in the future, except as expressly set forth herein.

     6. Costs and Expenses. Borrower agrees to pay on demand all reasonable costs and expenses in connection with the preparation, execution, delivery, administration, modification and amendment of this Amendment and the other instruments and documents to be delivered hereunder, including, without limitation, the reasonable fees and out-of-pocket expenses of counsel for Agent with respect thereto and with respect to advising Agent as to its rights and responsibilities hereunder and thereunder.

     7. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of New York without regard to conflict of laws principles of such state.

     8. Loan Document. This Amendment shall be deemed to be Loan Documents for all purposes.

     9. Counterparts. This Amendment may be executed by one or more of the parties hereto on any number of separate counterparts, each of which shall be deemed an original and all of which, taken together, shall be deemed to constitute one and the same instrument. Delivery of an executed counterpart of this Amendment by facsimile or by other electronic method of transmission shall be as effective as delivery of a manually executed counterpart hereof.




     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed and delivered as of the date first above written.

BORROWER                     PRE-PAID LEGAL SERVICES, INC. an
                             Oklahoma corporation

                             By: /s/ Steve Williamson
                             Name: Steve Williamson
                             Title: Chief Financial Officer



AGENT AND THE LENDERS:       WELLS FARGO FOOTHILL, INC. as Agent and a Lender

                             By: /s/ Kristy S. Loucks
                             Name: Kristy S. Loucks
                             Title: Vice President

                             COMERICA BANK, as a Lender

                             By: /s/ Gary L. Emery
                             Name: Gary L. Emery
                             Title: Vice President

                             TEXAS CAPITAL BANK, N.A., as a Lender

                             By: /s/ Richard L. Rogers
                             Name: Richard L. Rogers
                             Title: Senior Vice President

                             AIB DEBT MANAGEMENT LIMITED, as a Lender

                             By: /s/ Jean Pierre Knight
                             Name: Jean Pierre Knight
                             Title: Vice President

                             By: /s/ Joanna McFadden
                             Name: Joanna McFadden
                             Title: Assistant Vice President

                             LASALLE BANK NATIONAL ASSOCIATION, as a Lender
                             By: /s/ Scott E. Rubenstein
                             Name: Scott E. Rubenstein
                             Title: Vice President





                                  EXHIBIT 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




We have issued our reports dated February 29, 2008, accompanying the consolidated financial statements and schedule and management's assessment of the effectiveness of internal control over financial reporting included in the Annual Report of Pre-Paid Legal Services, Inc. on Form 10-K for the year ended December 31, 2007. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Pre-Paid Legal Services, Inc. on Forms S-8 (File No. 333-120403, effective November 12, 2004, File No. 33-82144, effective July 28, 1994, File No. 33-62663, effective September 14, 1995, File No. 333-53183, effective May 20, 1998 and File No. 333-38386, effective June 1,
2000).


/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 29, 2008





                                  EXHIBIT 31.1

                                  CERTIFICATION


I, Harland C. Stonecipher, certify that:

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

Dated: February 29, 2008           /s/ Harland C. Stonecipher
                                   --------------------------
                                   Harland C. Stonecipher
                                   Chief Executive Officer



                                  EXHIBIT 31.2

                                  CERTIFICATION


I, Steve Williamson, certify that:

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

Dated: February 29, 2008           /s/ Steve Williamson
                                   --------------------
                                   Steve Williamson
                                   Chief Financial Officer




                               Exhibit 32.1
                               ------------

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 29, 2008            /s/ Harland C. Stonecipher
                                   --------------------------
                                   Harland C. Stonecipher
                                   Chairman,   Chief  Executive  Officer
                                   and President





                                  Exhibit 32.2
                                  ------------

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 29, 2008            /s/ Steve Williamson
                                   --------------------
                                   Steve Williamson
                                   Chief Financial Officer