Form 10-Q
period 2008-03-31
PRE PAID LEGAL SERVICES INC
filed 2008-04-29
CIK 311657

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

For The Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer | |    Accelerated filer |X|   Non-accelerated filer | |
     Smaller reporting Company | |                    (do not check if a smaller
                                                       reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes | | No |X|

The number of shares outstanding of the registrant's common stock (excluding 4,852,179 shares held in treasury) as of April 25, 2008 was 12,160,821.
================================================================================





                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2008


                                    CONTENTS



Part I.  Financial Information

         Item 1.      Financial Statements:


                      a)   Consolidated Balance Sheets
                           as of March 31, 2008 (Unaudited) and December 31, 2007

                      b)   Consolidated Statements of Income (Unaudited)
                           for the three month periods ended March 31, 2008 and 2007

                      c)   Consolidated Statements of Comprehensive Income (Unaudited)
                           for the three month periods ended March 31, 2008 and 2007

                      d)   Consolidated Statements of Cash Flows (Unaudited)
                           for the three month periods ended March 31, 2008 and 2007

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

         Item 1A.     Risk Factors

         Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

         Item 6.      Exhibits

Signatures




ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS
                                                                                             March 31,       December 31,
                                                                                               2008              2007
                                                                                            -------------   -------------
Current assets:                                                                             (Unaudited)
  Cash and cash equivalents............................................................     $    18,089     $     24,941
  Available-for-sale investments, at fair value........................................          14,077           13,177
  Membership fees receivable...........................................................           5,639            5,831
  Inventories..........................................................................           1,560            1,511
  Refundable income taxes..............................................................               -            2,253
  Deferred member and associate service costs..........................................          15,809           16,510
  Deferred income taxes................................................................           4,852            5,163
  Other assets.........................................................................           7,509            6,793
                                                                                            -------------   -------------
      Total current assets.............................................................          67,535           76,179
Available-for-sale investments, at fair value..........................................          28,239           20,766
Investments pledged....................................................................           4,288            4,341
Property and equipment, net............................................................          56,790           56,963
Deferred member and associate service costs............................................           2,265            2,380
Other assets...........................................................................           7,291            7,003
                                                                                            -------------   -------------
        Total assets...................................................................     $   166,408     $    167,632
                                                                                            -------------   -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits..................................................................     $    12,092     $     12,155
  Deferred revenue and fees............................................................          28,147           27,271
  Current portion of capital leases payable............................................              22               22
  Current portion of notes payable.....................................................          18,241           18,241
  Income taxes payable.................................................................           5,491            5,590
  Accounts payable and accrued expenses................................................          15,410           15,891
                                                                                            -------------   -------------
    Total current liabilities..........................................................          79,403           79,170
  Capital leases payable...............................................................             928              934
  Notes payable........................................................................          50,932           55,492
  Deferred revenue and fees............................................................           2,265            2,380
  Deferred income taxes................................................................           5,359            5,273
  Other non-current liabilities........................................................           6,872            6,544
                                                                                            -------------   -------------
      Total liabilities................................................................         145,759          149,793
                                                                                            -------------   -------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 17,018 and
    17,291 issued at March 31, 2008 and December 31, 2007, respectively................             170              173
  Retained earnings....................................................................         118,115          114,873
  Accumulated other comprehensive income...............................................           1,392            1,821
  Treasury stock, at cost; 4,852 shares held at March 31, 2008 and
    December 31, 2007, respectively....................................................         (99,028)         (99,028)
                                                                                            -------------   -------------
and 2004, respectively.................................................................
      Total stockholders' equity.......................................................          20,649           17,839
                                                                                            -------------   -------------
        Total liabilities and stockholders' equity.....................................     $   166,408     $    167,632
                                                                                            -------------   -------------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                        2008          2007
                                                                     ------------  ------------
Revenues:
  Membership fees................................................    $   109,060   $   103,881
  Associate services.............................................          6,043         7,064
  Other..........................................................          1,100         1,139
                                                                     ------------  ------------
                                                                         116,203       112,084
                                                                     ------------  ------------
Costs and expenses:
  Membership benefits............................................         37,262        36,751
  Commissions....................................................         30,824        30,532
  Associate services and direct marketing........................          5,604         6,375
  General and administrative.....................................         12,574        12,747
  Other, net.....................................................          4,166         3,744
                                                                     ------------  ------------
                                                                          90,430        90,149
                                                                     ------------  ------------

Income before income taxes.......................................         25,773        21,935
Provision for income taxes.......................................          9,831         7,207
                                                                     ------------  ------------
Net income.......................................................    $    15,942   $    14,728
                                                                     ------------  ------------

Basic earnings per common share..................................    $     1.29    $     1.09
                                                                     ------------  ------------
Diluted earnings per common share................................    $     1.29    $     1.08
                                                                     ------------  ------------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                                   -----------------------
                                                                     2008         2007
                                                                   ----------- -----------
Net income.....................................................    $  15,942   $  14,728
                                                                   ----------- -----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................         (375)         51
                                                                   ----------- -----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period....          (95)         25
    Reclassification adjustment for realized losses
      included in net income...................................           41          72
                                                                   ----------- -----------
                                                                         (54)         97
                                                                   ----------- -----------
Other comprehensive (loss) income, net of income taxes
  of $(35) and $62 for the three months ended
  March 31, 2008 and 2007, respectively........................         (429)        148
                                                                   ----------- -----------

Comprehensive income...........................................    $  15,513   $  14,876
                                                                   ----------- -----------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                     -----------------------
                                                                                       2008         2007
                                                                                     ----------  -----------
Cash flows from operating activities:
Net income.......................................................................    $  15,942   $  14,728
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision (benefit) for deferred income taxes..................................          397         (42)
  Depreciation and amortization..................................................        2,191       2,090
  Decrease in Membership fees receivable.........................................          192          40
  Increase in inventories........................................................          (49)         (4)
  Decrease in refundable income taxes............................................        2,253         653
  Decrease (increase) in deferred member and associate service costs.............          816      (1,767)
  Increase in other assets.......................................................       (1,004)       (215)
  (Decrease) increase in accrued Membership benefits.............................          (63)        185
  Increase in deferred revenue and fees..........................................          761       1,274
  Increase in other non-current liabilities......................................          328         312
  (Decrease) increase in income taxes payable....................................          (99)      6,143
  (Decrease) increase in accounts payable and accrued expenses...................         (840)        708
                                                                                     ----------  -----------
    Net cash provided by operating activities....................................       20,825      24,105
                                                                                     ----------  -----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (2,034)     (1,252)
  Purchases of investments - available for sale..................................      (29,188)    (41,692)
  Maturities and sales of investments - available for sale.......................       20,814      42,117
                                                                                     ----------  -----------
    Net cash used in investing activities........................................      (10,408)       (827)
                                                                                     ----------  -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................          102         858
  Tax benefit on exercise of stock options.......................................           79         364
  Decrease in capital lease obligations..........................................           (6)       (325)
  Repayments of debt.............................................................       (4,560)     (4,609)
  Purchases and retirement of treasury stock.....................................      (12,884)    (13,990)
                                                                                     ----------  -----------
    Net cash used in financing activities .......................................      (17,269)    (17,702)
                                                                                     ----------  -----------

Net (decrease) increase in cash and cash equivalents.............................       (6,852)      5,576
Cash and cash equivalents at beginning of period.................................       24,941      12,031
                                                                                     ----------  -----------
Cash and cash equivalents at end of period.......................................    $  18,089   $  17,607
                                                                                     ----------  -----------

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................    $     999   $   1,904
                                                                                     ----------  -----------
  Cash paid for income taxes.....................................................    $   8,228   $     158
                                                                                     ----------  -----------


   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
                                   (Unaudited)

Note 1 - Basis of Presentation
     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K. Terms such as "we", "our" and "us" are sometimes used as abbreviated references to Pre-Paid Legal Services, Inc.

     In our opinion, the accompanying unaudited financial statements as of March 31, 2008, and for the three month periods ended March 31, 2008 and 2007, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month period ended March 31, 2008 are not necessarily indicative of results expected for the full year.

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

Note 2 - Contingencies
     Beginning in the second quarter of 2001 multiple lawsuits were filed against us, certain officers, employees, sales associates and other defendants in various Mississippi state courts by current or former members seeking actual and punitive damages for alleged breach of contract, fraud and various other claims in connection with the sale of Memberships. At one time, we were aware of 11 separate lawsuits involving approximately 400 plaintiffs in multiple counties in Mississippi. On September 11, 2006 we reached a settlement agreement with counsel for the more than 400 plaintiffs in numerous pending cases in Mississippi. For an amount significantly less than our then accrued reserves of $2.5 million, all pending member litigation against us has been resolved in Mississippi.

     On March 27, 2006 we received a complaint filed on March 24, 2006 by a former provider attorney law firm, Blackburn & McCune, PLLC, in Chancery Court of Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract against the Company and our subsidiary Pre-Paid Legal Services, Inc. of Tennessee. On May 15, 2006 the trial court dismissed plaintiff's complaint in its entirety. Plaintiff filed a notice of appeal on June 13, 2006, and on August 24, 2007 the Court of Appeals reversed the ruling of the trial court and remanded the suit to the trial court for further proceedings. We filed a Petition for Rehearing which was denied on September 26, 2007. Discovery is ongoing and the matter will be assigned to a trial judge in the coming months. The ultimate outcome of this matter is not determinable.

     On March 23, 2007 we received a Civil Investigative Demand from the Federal Trade Commission requesting information relating to our Identity Theft Shield and ADRS Program. We are working with the Federal Trade Commission to resolve the matter. The ultimate outcome of the matter is not determinable.

     On December 7, 2006, we received a complaint filed on November 27, 2006 by an individual member, the Rockland Corp., in District Court in Dallas County, Texas seeking compensatory and punitive damages on the basis of negligent and fraudulent misrepresentations by us related to our referral of the member to an attorney to assist the member in the defense of a civil case. The attorney involved was not one of our regular provider attorneys. Discovery is ongoing and trial is set for July 21, 2008. The ultimate outcome of the matter is not determinable.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at March 31, 2008 was $1.0 million. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. During July 2007 we received a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer would allow us to deduct the remaining 30% of these items on our US federal tax returns. We accepted this offer during the fourth quarter of 2007 and filed amended US federal tax returns. Although we did meet with the Canadian taxing authorities during March 2008 to explain our position relative to commissions, this issue is still outstanding. The Canadian taxing authorities would not permit us to file the amended Canadian tax returns to reflect the changes in our general and administrative expense. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at March 31, 2008 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 - Treasury Stock Purchases
     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 14 million shares during subsequent board meetings. At March 31, 2008 we had purchased 13.0 million treasury shares under these authorizations for a total consideration of $375.3 million, an average price of $28.93 per share. We purchased and formally retired 279,576 shares of our common stock during the 2008 first quarter for $12.9 million, or an average price of $46.08 per share, reducing our common stock by $2,796 and our retained earnings by $12.9 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

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

                                                                         Three Months Ended
                                                                             March 31,
                                                                         ------------------
Basic Earnings Per Share:                                                  2008       2007
                                                                         --------  --------
Earnings:
Net income....................................................           $ 15,942  $ 14,728
                                                                         --------  --------
Shares (in thousands):
Weighted average shares outstanding...........................             12,361    13,541
                                                                         --------  --------
Diluted Earnings Per Share:
Earnings:
Net income....................................................           $ 15,942  $ 14,728
                                                                         --------  --------
Shares (in thousands):
----------------------
Weighted average shares outstanding...........................             12,361    13,541
Assumed exercise of options...................................                 21        76
                                                                         --------  --------
Weighted average number of shares, as adjusted................             12,382    13,617
                                                                         --------  --------
Shares issued pursuant to option exercises....................                  6        40
                                                                         --------  --------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month periods ended March 31, 2008 and 2007.

Note 5 - Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. We are evaluating the effect the implementation of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have on our consolidated financial statements. See Note 8 below.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We adopted SFAS 159 effective January 1, 2008. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

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

     In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee, and is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 effective January 1, 2008 had no impact on our consolidated financial position and results of operation.

     In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 effective January 1, 2008 had no impact on our consolidated financial position and results of operation.

Note 6 - Notes Payable
     During 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At March 31, 2008, we have the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and used to purchase treasury stock.

     The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at March 31, 2008 was 4.62%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.68 to 1 at March 31, 2008. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, subject to a prepayment premium 0.5% until June 2008 and none thereafter, with a reduction of 50% of any prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

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

     In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

     * a limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;
     * a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests;
     *    a prohibition on prepayment of other debt;
     * a requirement to maintain consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for the twelve month period ending December 31, 2006 and each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);
     * a requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least
          1.1 to 1;
     *    a requirement to maintain at least 1.3 million members;
     * a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1; and
     * we must have availability (unused portion of the Revolving Facility) plus Qualified Cash (the amount of unrestricted cash and cash equivalents) greater than or equal to $12,500,000.
     * an event of default occurs if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We were in compliance with these covenants at March 31, 2008.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30 day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at March 31, 2008 was 4.59% with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan's financial covenants conform to those of the Senior Loan.

     During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30 day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at March 31, 2008 was 4.00% with monthly principal payments of $80,000 plus interest.

      A schedule of outstanding balances as of March 31, 2008 is as follows:
                       Senior loan................................   $ 50,000
                       Real estate loan...........................     10,095
                       Aircraft loan..............................      9,078
                                                                     -----------
                       Total notes payable........................     69,173
                       Less: Current portion of notes payable.....    (18,241)
                                                                     -----------
                       Long term portion..........................   $ 50,932
                                                                     -----------

         A schedule of future maturities as of March 31, 2008 is as follows:
                          Repayment Schedule commencing
                          April 2008:
                          ------------------------------------------------------
                       Year 1.....................................   $ 18,241
                       Year 2.....................................     18,241
                       Year 3.....................................     18,241
                       Year 4.....................................      9,194
                       Year 5.....................................        956
                       Thereafter.................................      4,300
                                                                     -----------
                       Total notes payable........................   $ 69,173
                                                                     -----------
Note 7 - Share-based Compensation
         During the three months ended March 31, 2008, the stock option activity under our stock option plans was as follows:

                                                                                   Weighted
                                                                                   Average
                                                                                  Remaining
                                                      Weighted                   Contractual     Aggregate
                                                      Average      Number of         Term        Intrinsic
                                                       Price         Shares       (In Years)       Value
                                                      ---------    -----------  --------------   ------------
Outstanding, January 1, 2008....................      $  20.08        58,500
  Granted.......................................          -                -
  Cancelled.....................................          -                -
  Exercised.....................................         17.03        (6,000)
                                                      ---------    -----------
Outstanding, March 31, 2008.....................      $  20.43        52,500         2.42        $   1,154
                                                      ---------    -----------  --------------   ------------
Options exercisable as of March 31, 2008........      $  20.43        52,500         2.42        $   1,154
                                                      ---------    -----------  --------------   ------------


     Other information pertaining to option activity during the three months ended March 31, 2008 and 2007 was as follows:

                                                                           March 31, 2008       March 31, 2007
                                                                           --------------       --------------
Weighted average grant-date fair value of stock options granted......      Not applicable       Not applicable
Total fair value of stock options vested.............................      Not applicable       Not applicable
Total intrinsic value of stock options exercised.....................          $    201             $    934


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

Note 8 - Fair Value Measurement
     On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

     SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

 Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

 Level 2: Pricing   inputs  are  other  than  quoted  prices in  active  markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

 Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At each balance sheet date, we perform an analysis of all instruments subject to SFAS No. 157 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

     The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 by level within the fair value hierarchy (in thousands):

                                                            Fair Value Measurements Using
                                                         ---------------------------------------
                                                           Level 1       Level 2       Level 3
                                                         -----------   -----------   -----------

Available for sale investments.....................      $       -     $  46,605     $       -
Liabilities........................................      $       -     $       -     $       -

     For securities without a readily ascertainable market value (Level 2), we utilize pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2007, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the first quarter of 2008 compared to the first quarter of 2007 and the fourth quarter of 2007 (Table amounts in 000's). The sum of the percentages in the tables may not total due to rounding.


   Three Months Ended March 31, 2008      Three                  %          %       Three                Three
              compared to                 Months               Change    Change     Months               Months
   Three Months Ended March 31, 2007      Ended     % of       from      from       Ended       % of      Ended        % of
            and compared to             March 31,    Total     Prior    Sequential March 31,    Total    Dec. 31,      Total
 Three Months Ended December 31, 2007      2008     Revenue     Year     Period      2007     Revenue     2007        Revenue
-------------------------------------   ---------  ---------  --------  ---------  ---------  ---------  ---------  ----------
Revenues:
  Membership fees....................   $ 109,060      93.9       5.0        0.1   $103,881      92.7   $108,898      93.8
  Associate services.................       6,043       5.2     (14.5)      (0.1)     7,064       6.3      6,048       5.2
  Other..............................       1,100       0.9      (3.4)      (2.0)     1,139       1.0      1,122       1.0
                                        ---------  ---------  --------  ---------  ---------  ---------  ---------  ----------
                                          116,203     100.0       3.7        0.1    112,084     100.0    116,068     100.0
                                        ---------  ---------  --------  ---------  ---------  ---------  ---------  ----------
Costs and expenses:
  Membership benefits................      37,262      32.1       1.4       (1.0)    36,751      32.8     37,639      32.4
  Commissions........................      30,824      26.5       1.0       (4.2)    30,532      27.2     32,172      27.7
  Associate  services and direct
    marketing........................       5,604       4.8     (12.1)     (19.0)     6,375       5.7      6,916       6.0
  General and administrative.........      12,574      10.8      (1.4)      18.3     12,747      11.4     10,627       9.2
  Other, net.........................       4,166       3.6      11.3       29.4      3,744       3.3      3,220       2.8
                                        ---------  ---------  --------  ---------  ---------  ---------  ---------  ----------
                                           90,430      77.8       0.3       (0.2)    90,149      80.4     90,574      78.0
                                        ---------  ---------  --------  ---------  ---------  ---------  ---------  ----------

Income before income taxes...........      25,773      22.2      17.5        1.1     21,935      19.6     25,494      22.0
Provision for income taxes...........       9,831       8.5      36.4      (28.6)     7,207       6.4     13,772      11.9
                                        ---------  ---------  --------  ---------  ---------  ---------  ---------  ----------
Net income...........................    $ 15,942      13.7       8.2       36.0   $ 14,728      13.1   $ 11,722      10.1
                                        ---------  ---------  --------  ---------  ---------  ---------  ---------  ----------


                                                                                           Three Months Ended
                                                                                           ------------------
New Memberships:                                                                 3/31/2008     12/31/2007    3/31/2007
----------------                                                                 ---------     ----------    ---------
New legal service membership sales..........................................        131,862       139,282       147,742
New "stand-alone" IDT membership sales......................................          8,337        10,818        13,788
                                                                                 ---------     ----------    ---------
         Total new membership sales.........................................        140,199      150,100       161,530
                                                                                 ---------     ----------    ---------


New "add-on" IDT membership sales...........................................         81,263        94,945        93,204
Average Annual Membership fee...............................................        $321.47       $321.32       $309.86
Active Memberships:
Active legal service memberships at end of period...........................      1,481,531     1,492,341     1,477,604
Active "stand-alone" IDT memberships at end of period (see note below)......         85,428        83,461        73,525
                                                                                 ---------     ----------    ---------
         Total active memberships at end of period..........................      1,566,959     1,575,802     1,551,129
                                                                                 ---------     ----------    ---------


Active "add-on" IDT memberships at end of period (see note below)...........        641,997       631,910       562,075
New Sales Associates:
New sales associates recruited..............................................         25,800        36,029        31,043
Average enrollment fee paid by new sales associates.........................         $94.71        $48.99       $103.13
Average Membership fee in force:
Average Annual Membership fee...............................................        $298.54       $297.62       $294.17
Note - reflects 5,210 net transfers from "add-on" status to "stand-alone" status during the quarter


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

     Recently Issued Accounting Pronouncements
     See Note 5 - Recently Issued Accounting Pronouncements in Item 1 above.

Results of Operations - First Quarter of 2008 compared to First Quarter of 2007
-------------------------------------------------------------------------------
     Net income increased 8% for the first quarter of 2008 to $15.9 million from $14.7 million for the prior year's first quarter primarily due to an increase in Membership fees of $5.2 million and a decrease in associate services and direct marketing expenses of $700,000 partially offset by a decrease in associate services income of $1 million, an increase in other expenses of $400,000 and an increase in the provision for income taxes of $2.6 million. Diluted earnings per share increased 19% to $1.29 per share from $1.08 per share for the prior year's comparable quarter, higher than the net income increase, due to an approximate 9% decrease in the weighted average number of diluted shares outstanding.

     Membership fees totaled $109.1 million during the 2008 first quarter compared to $103.9 million for 2007, an increase of 5%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 13% during the three months ended March 31, 2008 to 140,199 from 161,530 during the comparable period of 2007. At March 31, 2008, there were 1,566,959 active Memberships in force compared to 1,551,129 at March 31, 2007, an increase of 1%. Additionally, the average annual fee per Membership has increased from $294 for all Memberships in force at March 31, 2007 to $299 for all Memberships in force at March 31, 2008, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue remained unchanged at $6.0 million for both the 2008 and 2007 first quarters. The eService fees totaled $3.1 million during the 2008 period compared to $3.0 million for 2007, an increase of 3%. We recognized revenue from associate fees of approximately $2.0 million during the 2008 period compared to $3.2 million during 2007, a decrease of 38%. New associates typically pay a fee ranging from $49 to $249, depending on special promotions we implement from time to time. New enrollments of sales associates decreased 17% during the first quarter of 2008 to 25,800 from 31,043 for 2007, and the average associate fee paid during 2008 was $95 compared to $103 for 2007, a decrease of 8%. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will continue to be largely offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue remained unchanged at $1.1 million for both the 2008 and 2007 periods.

     Total revenues increased 4% to $116.2 million for the three months ended March 31, 2008 from $112.1 million during the comparable period of 2007 due to the $5.2 million increase in Membership fees partially offset by the $1 million decline in associate services revenue.

     Membership benefits, which primarily represent payments to provider law firms and Kroll, totaled $37.3 million for the three months ended March 31, 2008 compared to $36.8 million for the 2007 period and represented 34% and 35% of
Membership fees, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be slightly reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007 with additional reductions effective beginning January 1, 2008, 2009 and 2010.

     Commissions to associates increased 1% from $30.5 million for the first quarter of 2007 to $30.8 million for 2008, and represented 28% and 29% of Membership fees, respectively. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the first quarter of 2008 totaled 140,199, a 13% decrease from the 161,530 sold during 2007, and the "add-on" IDT Membership sales which are not included in these totals decreased 13% to 81,263 for the first quarter of 2008 from 93,204 for 2007. Although our new Membership fees written during the first quarter of 2008 decreased 10%, the 1% increase in commissions to associates resulted due to a change effective April 1, 2007 when we began advancing commissions on the first Membership sale.

     Associate services and direct marketing expenses decreased $800,000 to $5.6 million for the 2008 first quarter from $6.4 million for 2007. The decrease was primarily a result of decreased costs for incentive trips. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended March 31, 2008 and 2007 were $12.6 million and $12.7 million, respectively, and represented 12% of Membership fees for both periods. The slight decrease in general and administrative expenses is due primarily to the reclassification of state tax expense to the provision for income taxes. State tax expense included in general and administrative expenses for the three months ended March 31, 2007 was $881,000 compared to $1.5 million included in the provision for income taxes for the 2008 period. Decreases in employee expense of $189,000; in telephone and utility expense of $95,000, in other taxes of $112,000; in consulting expenses of $125,000 and in bank service charges of $82,000 were primarily offset by an increase in legal fees of $951,000.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, were $4.2 million for the three months ended March 31, 2008 compared to $3.7 million for the 2007 comparable period. Depreciation expense was $2.2 million and $2.1 million, respectively, for the two periods. Interest expense decreased to $1.3 million during the 2008 period from $1.9 million during the comparable period of 2007 as a result of reduced debt levels and lower interest rates. Litigation accruals increased by $910,000 for the first quarter of 2008 from the 2007 period due to increased litigation activity described in Note 2 above. Premium taxes decreased from $506,000 for the three months ended March 31, 2007 to $422,000 for the comparable period of 2007. Interest income decreased $21,000 to $711,000 for the three months ended March 31, 2008 from $732,000 for the comparable period of 2007, due to a decrease in average cash and investment balances and a decrease in interest rates.

     We have recorded a provision for income taxes of $9.8 million (38.1% of pretax income) and $7.2 million (32.9% of pretax income) for the three months ended March 31, 2008 and 2007, respectively. The increase in the tax rate for 2008 compared to 2007 is due to the inclusion of all income based taxes in the provision for income taxes and we expect the 2008 rate to be representative on a go forward basis.


Results of Operations - First Quarter of 2008 compared to Fourth Quarter of 2007
--------------------------------------------------------------------------------
     First quarter 2008 membership fees remained stable at $109.1 million compared to $108.9 million for the 2007 fourth quarter while associate services revenues remained unchanged at $6.0 million for both periods. Commissions decreased 4% while associate services and direct marketing expenses decreased approximately 19%. Membership benefits were 34% and 35% of membership fees, respectively for the two periods. Commissions, as a percent of membership fees, were 28% and 30%, respectively, for the two periods while general and administrative expenses were 12% and 10%, respectively, for the two periods.


Liquidity and Capital Resources
-------------------------------
     General
     Net cash flow provided by operating activities was $20.8 million for the three months ended March 31, 2008 compared to $24.1 million for the same period in 2007. This $3.3 million decrease was primarily the result of a $4.5 million increase in cash receipts from our members and a $282,000 decrease in cash paid to our associates for commissions, offset by a $683,000 increase in cash paid to our providers for the delivery of benefits and an $8 million increase in income tax payments.

     Consolidated net cash used in investing activities was $10.4 million for the first three months of 2008 compared to $827,000 for the comparable period of 2007. This $9.6 million change in investing activities resulted from a $782,000 increase in additions to property and equipment and a $21.3 million increase in the maturities and sales of investments partially offset by a $12.5 million increase in investment purchases.

     Net cash used in financing activities during the first three months of 2008 was $17.3 million compared to $17.7 million for the comparable period of 2007. This $400,000 change was primarily comprised of a $1.1 million decrease in treasury stock purchases partially offset by the $756,000 decrease in proceeds from stock option exercises.

     We purchased and formally retired 279,576 shares of our common stock during the first three months of 2008 for $12.9 million, or an average price of $46.08 per share, reducing our common stock by $2,796 and our retained earnings by $12.9 million. We had negative working capital of $11.9 million at March 31, 2008, a decrease of $8.9 million compared to working capital deficit of $3.0 million at December 31, 2007. The decrease was primarily due to a decrease in cash of $6.9 million and a decrease of $2.2 million in refundable income taxes. The $11.9 million working capital deficit at March 31, 2008 would have been
$470,000 positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the next 12 months.

     At March 31, 2008 we reported $60.4 million in cash and cash equivalents and unpledged investments compared to $58.9 million at December 31, 2007. Our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises, auction rate certificates and state and municipal tax-exempt bonds. As of March 31, 2008 we had $9.3 million of auction rate securities of which all but $775,000 were sold at no loss to the Company by April 25, 2008. If necessary, we have the ability to hold the remaining $775,000 of auction rate securities to final maturity.

     We generally advance significant commissions at the time a Membership is sold. During the three months ended March 31, 2008, we advanced commissions, net of chargebacks, of $28.9 million on new Membership sales compared to $30.7 million for the same period of 2007. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of March 31, 2008, and related activity for the three month period then ended, were:

                                                                                  (Amounts in 000's)
                                                                                  ------------------
Beginning unearned advance commission payments (1)...............................    $  184,531
Advance commission payments, net.................................................        28,855
Earned commissions applied.......................................................       (32,060)
Advance commission payment write-offs............................................          (852)
                                                                                     -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       180,474
Estimated unrecoverable advance commission payments (1)..........................       (43,501)
                                                                                     -------------
Ending unearned advance commission payments, net (1).............................    $  136,973
                                                                                     -------------

     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $58.5 million. As such, at March 31, 2008 future commission payments and related expense should be reduced as unearned advance commission payments of $78.5 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance any future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at March 31, 2008 of $60.4 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.

         Notes Payable
         See Note 6 - Notes Payable in Item 1 above.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services Inc. of Florida ("PPLSIF") and Legal Service Plans of Virginia, Inc. ("LSPV"). The ability of these entities to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of these entities, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At March 31, 2008, none of these entities had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. We received a $1.6 million dividend from LSPV during March 2008 and a $7.4 million dividend from PPLCI during April 2008.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies
----------------------------
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes in the application of critical accounting policies or estimates during the first three months of 2008. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------
     We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 1 million shares. Should we experience increases in our common stock market price, we may reduce or defer further stock repurchases.

Forward-Looking Statements
--------------------------
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of March 31, 2008 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.


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

     As of March 31, 2008, substantially all of our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises, auction rate certificates and state and municipal tax-exempt bonds. We do not hold any investments classified as trading account assets or derivative financial instruments.

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

                                                                          Hypothetical change   Estimated fair value
                                                            (In 000's)     in interest rate      after hypothetical
                                                            Fair Value    (bp = basis points)  change in interest rate
                                                            ------------  -------------------- -----------------------
Fixed-maturity investments at March 31, 2008 (1).......      $  32,869     100 bp increase            $  31,105
                                                                           200 bp increase               29,594
                                                                            50 bp decrease               33,695
                                                                           100 bp decrease               34,522

Fixed-maturity investments at December 31, 2007 (1)....      $  33,692     100 bp increase            $  32,307
                                                                           200 bp increase               31,019
                                                                            50 bp decrease               34,310
                                                                           100 bp decrease               34,928
-------------------

     (1) Excluding short-term investments with a fair value of $13.7 million (Certificates of deposit and auction rate securities) at March 31, 2008 and $4.5 million at December 31, 2007.

          The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2008 would reduce the estimated fair value of our fixed-maturity investments by approximately $3.3 million at that date. At December 31, 2007, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     As of March 31, 2008, we had $69.2 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $692,000. As of March 31, 2008, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive
Income, we have recorded negative foreign currency translation adjustments of $375,000 for the three months ended March 31, 2008 but have a cumulative positive foreign currency translation adjustment balance of $1.2 million at March 31, 2008. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.


ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------
     See Note 2 of the Notes to Consolidated  Financial  Statements  included in
Part I, Item 1 of this report for information with respect to legal proceedings.

ITEM 1A.      RISK FACTORS
--------------------------
     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 in Part 1, Item 1 - Contingencies and Part II, Item 1 - Legal Proceedings. Please refer to page 14 and 15 of our 2007 Annual Report on Form 10-K for a description of other risk factors. There has not been any material changes in the risk factors disclosed in the Annual Report.



ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------
     Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock in the open market during the first quarter of 2008.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------   -------------   ---------------   --------------------   ---------------------
January 2008..........         4,777         $  52.78                4,777               303,097
February 2008.........        84,912            47.57               84,912               218,185
March 2008............       189,887            45.25              189,887             1,028,298
Total.................  ---------------  ----------------  --------------------
                             279,576         $  46.08              279,576
                        ---------------  ---------------   --------------------
-----------

     (1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock in the open market. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 14 million shares. The most recent authorization was for 1 million additional shares on March 7, 2008 and there has been no time limit set for completion of the repurchase program.

     See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" for a description of loan covenants that limit our ability to repurchase shares and pay dividends.




ITEM 6.  EXHIBITS.
------------------

     (a) Exhibits:

  Exhibit No.                            Description
  ----------                             -----------
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

 10.20          Second Amendment to Credit  Agreement dated February 22, 2008 between Pre-Paid Legal Services,  Inc.
                and the lenders named therein and Wells Fargo Foothill,  Inc. as administrative  agent (Incorporated by  reference  to Exhibit  10.20 of our Annual  Report on Form 10-K for the year ended  December 31,
                2007)

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

                             PRE-PAID LEGAL SERVICES, INC
                             ----------------------------
                                  (Registrant)


Date: April 28, 2008         /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President
                             (Principal Executive Officer)

Date: April 28, 2008         /s/ Randy Harp
                             ---------------------------------------------------
                             Randy Harp
                             Chief Operating Officer
                             (Duly Authorized Officer)

Date: April 28, 2008         /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)






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


Date: April 28, 2008         /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President




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


Date: April 28, 2008         /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer




                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 28, 2008         /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President



                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 28, 2008         /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer