Form 10-K/A
period 2007-12-31
PRE PAID LEGAL SERVICES INC
filed 2008-06-30
CIK 311657

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-K/A
                                   -----------
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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




EXPLANATORY NOTE
----------------

This amendment is being filed soley for purposes of filing the financial statements of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan, as required by form 11-K for the fiscal year of the plan ended December 31, 2007 pursuant to Rule 15d-21.




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

                             PRE-PAID LEGAL SERVICES, INC.

Date: June 30, 2008          By:    /s/ Steve Williamson
                                -------------------------------------------
                                Steve Williamson
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

 31.1(a)**      Certification of Harland C. Stonecipher,  Chairman, Chief Executive Officer and President,  Pursuant
                to Rule 13a-14(a) under the Securities Exchange Act of 1934

 31.2           Certification of Steve Williamson,  Chief Financial  Officer,  Pursuant to Rule 13a-14(a)  under the
                Securities Exchange Act of 1934

 31.2(a)**      Certification of Steve Williamson,  Chief Financial  Officer,  Pursuant to Rule 13a-14(a)  under the
                Securities Exchange Act of 1934

 32.1           Certification of Harland C. Stonecipher,  Chairman, Chief Executive Officer and President,  Pursuant
                to 18 U.S.C. Section 1350

 32.1(a)**      Certification of Harland C. Stonecipher,  Chairman, Chief Executive Officer and President,  Pursuant
                to 18 U.S.C. Section 1350

 32.2           Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

 32.2(a)**      Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

 99.1**         Financial  information  relating to the Pre-Paid Legal Services,  Inc.  Employee Stock Ownership and
                Thrift Plan, as required by Form 11-K for the fiscal year of the plan ended December 31, 2007.

--------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
** Filed herewith.  All other Exhibits have been previously filed.





                                  EXHIBIT 23.2



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have issued our report dated June 30, 2008, with respect to the financial statements and supplemental schedules of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan for the year ended December 31, 2007, included in this Amendment No. 1 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2007. We hereby consent to the incorporation by reference of said report in the Registration Statement of Pre-Paid Legal Services, Inc. on Form S-8 (File No. 33-82144, effective July 28, 1994).

/s/GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 30, 2008


                                  EXHIBIT 31.1(a)

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

Dated: June 30, 2008               /s/ Harland C. Stonecipher
                                   --------------------------
                                   Harland C. Stonecipher
                                   Chief Executive Officer



                                  EXHIBIT 31.2(a)

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

Dated: June 30, 2008               /s/ Steve Williamson
                                   --------------------
                                   Steve Williamson
                                   Chief Financial Officer




                               Exhibit 32.1(a)


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

Date: June 30, 2008                /s/ Harland C. Stonecipher
                                   --------------------------
                                   Harland C. Stonecipher
                                   Chairman,   Chief  Executive  Officer
                                   and President





                                  Exhibit 32.2(a)
                                  ---------------

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

Date: June 30, 2    008            /s/ Steve Williamson
                                   --------------------
                                   Steve Williamson
                                   Chief Financial Officer






                                  Exhibit 99.1

Financial information relating to the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan, as required by Form 11-K for the fiscal year of the plan ended December 31, 2007.

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

    NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULES

    SCHEDULE H, LINE 4i--ASSETS HELD FOR INVESTMENT PURPOSES

    SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS





Report of Independent Registered Public Accounting Firm
-------------------------------------------------------


Trustee and Participants
Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

We have audited the accompanying statements of net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2007 and 2006, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2007 and 2006, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held at end of year and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. Such supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 30, 2008






     Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                  December 31,


                                                                                             2007              2006
                                                                                       ----------------  ----------------

ASSETS
    Investments, at fair value
       Pre-Paid Legal Services, Inc. common stock                                      $   10,117,316    $    7,988,233
       Participant-directed mutual funds                                                    4,322,935         3,109,596
       Common collective trust funds                                                          593,477           485,693
       Money market funds                                                                       4,129               706
       Participant notes                                                                      199,560           169,900

    Receivables
       Employer contributions                                                                 480,202           471,497
       Other receivables                                                                        6,327                 -

    Cash and cash equivalents                                                                   6,749            22,266
                                                                                       ----------------  ----------------
                  Total assets                                                             15,730,695        12,247,891

LIABILITIES
    Accounts payable                                                                           20,854            21,624
                                                                                       ----------------  ----------------

                  NET ASSETS AVAILABLE FOR BENEFITS AT FAIR VALUE                          15,709,841        12,226,267

Adjustment from fair value to contract value for interest in collective trust
    relating to fully benefit-responsive investment contracts                                  15,305            12,784
                                                                                       ----------------  ----------------

                  NET ASSETS AVAILABLE FOR BENEFITS                                    $   15,725,146    $   12,239,051
                                                                                       ----------------  ----------------



        The accompanying notes are an integral part of these statements.


     Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                             Year ended December 31,


                                                                                              2007              2006
                                                                                       ----------------- ----------------

Additions to net assets attributed to
    Employer contributions                                                             $      482,135    $      471,497
    Participant contributions                                                                 689,629           646,334
    Interest and dividend income                                                              303,397           167,056
    Net appreciation in fair value of investments                                           3,237,827           495,567
                                                                                       ----------------  ----------------

                  Total additions                                                           4,712,988         1,780,454

Deductions from net assets attributed to
    Benefits paid to participants                                                           1,225,033           376,478
    Administrative fees                                                                         1,860             1,000
                                                                                       ----------------  ----------------

                  NET INCREASE IN NET ASSETS                                                3,486,095         1,402,976

Net assets available for benefits at beginning of year                                     12,239,051        10,836,075
                                                                                       ----------------  ----------------

Net assets available for benefits at end of year                                       $   15,725,146    $   12,239,051
                                                                                       ----------------  ----------------



       The accompanying notes are an integral part of these statements.

     Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2007 and 2006


NOTE A - DESCRIPTION OF PLAN

     The Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan (the "Plan") was established on January 1, 1988 for the benefit of the employees of Pre-Paid Legal Services, Inc. and its subsidiaries (the "Company"). The Plan is administered by a committee (the "Committee") of three employees appointed by the Company. The 401(k) Company serves as Investment Manager. The Employer and Nationwide Trust Company, FSB ("Nationwide") have entered into a Trust Agreement whereby Nationwide acts as Plan Trustee.

     The following brief description of the provisions of the Plan is provided for general information purposes only. Participants should refer to the Plan agreement for more complete information.

     Under the terms of the Plan, the Trustee may acquire, hold and dispose of all cash and investments, including common and preferred stock of the Company in accordance with the Committee's written investment policy. Effective January 1, 2007, participants may direct the investment of 100% (25% prior to January 1, 2007) of their Elective Deferral accounts to any one or more of the investment funds designated by the Committee as permissible under the written investment policy. In addition, prior to January 1, 2007, participants who had attained the age of 55 had the right to make an election to direct the investment of up to 100% of their deferred compensation account and the vested portion of their Company Contribution Account in one or more of those permissible funds.

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

     Years of service
      on first day of                             Matching
         Plan year                              percentages
     ----------------                           -----------
            0-3                                     50%
            4-5                                     75%
        6 or more                                  100%

     A participant may elect to defer a portion of his compensation in the form of a contribution to his deferred compensation account under the Plan. Participants contribute to the Plan on a pre-tax basis only. Subject to the limitations contained in the Plan, a participant may elect to defer any portion of his compensation. However, a participant may never defer more than the lesser of the Internal Revenue Service limitation ($15,500 and $15,000 for 2007 and 2006, respectively) in any Plan year or a percentage of compensation greater than the maximum percentage of compensation determined annually by the Committee.

     Separate accounts are maintained for each participant in the Plan. When an election is made by the participant to defer part of his compensation, an Employee Deferred Compensation Account is established. Each participant will also have a Company Contribution Account consisting of discretionary matching contributions made by the Company and a proportionate share of forfeitures.

     All amounts in the participant's accounts are placed in a trust fund and invested by the Trustee. The Trustee must invest the trust fund solely in the interest of and for the exclusive purpose of providing benefits to the participants and their beneficiaries while minimizing the expenses of administering the Plan. Prior to January 1, 2007, all Company contributions and up to 75% of the participant's contributions could be invested in common stock of the Company, which are termed qualified employer securities. Effective January 1, 2007, the Plan was amended to allow the participants to direct the Trustee as to the investment of their contributions including the portion, if any, to be invested in employer securities.

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

     Upon termination of a participant's employment with the Company, the nonvested portion of the Company contribution is forfeited. Forfeitures are used to reduce future Company contributions. At December 31, 2007, forfeited nonvested accounts totaled approximately $5,000.

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

    1.     Basis of Accounting
           -------------------

     The Plan's financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

    2.     Cash and Cash Equivalents
           -------------------------

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

    3.     Investments
           -----------

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

    4.     Participant Notes
           -----------------

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

    5.     Noncash Contributions
           ---------------------

     Contributions of Company common stock are recorded at fair value as determined by the market price of Company common stock on the New York Stock Exchange for the day when the company match is contributed.

    6.     Expenses
           --------

     The Company elected to pay substantially all of the Plan's administration expenses in 2007 and 2006 although it is not obligated to do so. Any expenses not paid by the Company are to be paid by the Plan and totaled $1,860 in 2007 and $1,000 for 2006.

    7.     Estimates
           ---------

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

    8.     Adoption of New Accounting Guidance
           -----------------------------------

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FASB 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 is effective for years beginning after November 15, 2007 and is not expected to have a material impact on the Plan's statement of assets available for benefits or statement of changes in assets available for benefits.

NOTE C - INVESTMENTS

     The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                              2007              2006
                                                                                         --------------    --------------
    Non-participant directed investments
     Common stock - Pre-Paid Legal Services, Inc. (0 and 204,146 shares, respectively)   $            -    $    7,988,233

    Participant directed investments
     Common stock - Pre-Paid Legal Services, Inc. (182,788 and 0 shares,
       respectively)                                                                         10,117,316                 -

    Washington Mutual Investors Fund/R4 (32,704 and 23,673 units, respectively)               1,097,785           823,105

    Growth Fund of America/R4 (26,737 and 19,015 units, respectively)                           902,634           621,037

    Euro Pacific Growth Fund/R4 (16,736 units and 11,303 units, respectively)                   839,592           519,729




     The following table presents the net appreciation (depreciation) (including gains and losses on investments bought and sold, as well as held during the year) by type of investment for the years ended December 31:

                                                                                               2007              2006
                                                                                           ------------      ------------

       Corporate common stock - Pre-Paid Legal Services, Inc.                              $  3,265,791      $   283,977
       Mutual funds                                                                            (27,964)         211,590
                                                                                           ------------      -------------
                                                                                           $  3,237,827      $   495,567
                                                                                           ============      ============

NOTE D - NONPARTICIPANT-DIRECTED INVESTMENTS

     Information regarding the Plan's nonparticipant-directed investment in the Company's common stock at December 31, 2006 is included in Note C above. Due to a plan amendment effective January 1, 2007, participants are able to direct all investments. Significant components of the changes in net assets relating to nonparticipant-directed investments (including activity in the Plan's cash and cash equivalents) is as follows for the year ended December 31, 2006:

                                                                                                                 2006
                                                                                                              ----------
       Net investment gain and interest income                                                                $ 303,301
       Contributions
           Employer                                                                                             445,055
           Employee                                                                                             492,191
       Benefits paid to participants                                                                           (376,478)
       Transfers from participant-directed investments, net                                                      19,323
                                                                                                              ---------

                                                                                                              $ 883,392
                                                                                                              ---------

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

NOTE F - DISTRIBUTIONS

     Former participants may request distribution of their accounts in the form of Company common stock or cash. Former participants who have elected to diversify all or a portion of their Plan accounts into mutual fund investments will receive a distribution of mutual fund shares or cash. Distributions made in 2007 consisted of cash of $1,225,033. Distributions made in 2006 consisted of cash of $376,478.

     Former participants who terminated employment during 2007 and had not yet received distribution of their account at December 31, 2007 will receive distribution in 2008. The balance due former participants at December 31, 2007 included cash of $2,203.




                             SUPPLEMENTAL SCHEDULES
                             ----------------------




     Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan


          SCHEDULE H, LINE 4i--SCHEDULE OF ASSETS (HELD AT END OF YEAR)


                                December 31, 2007

---------------------------------------------------------------------------------------------------------------------

(a)            (b)                                     (c)                                 (d)              (e)
    Identity of issuer, borrower,     Description of investment including maturity
    Identity of issuer, borrower        date, rate of interest,collateral, par or
       lessor or similar party          maturity value                                    Cost         Current Value
    -----------------------------    ---------------------------------------------        ----         -------------


        *Pre-Paid  Legal  Services,     Common Stock, 182,788 shares/units                 **            $10,117,316
        Inc. Common Stock

        Federated Capital Reserve       Money Market Funds, 4,129.140 shares/units         **                  4,129

        SEI Stable Asset                Common  Collective  Trust Fund,  608,782.150       **                608,782
                                        shares/units

        American Balanced Fund/R4       Mutual Funds, 11,159.395 shares/units              **                215,153
        Bond Fund of America/R4         Mutual Funds, 58,046.044 shares/units              **                758,081
        Euro Pacific Growth Fund/R4     Mutual Funds, 16,736.273 shares/units              **                839,592
        Growth Fund of America/R4       Mutual Funds, 26,736.778 shares/units              **                902,634
        Vanguard  Small Cap  Growth     Mutual Funds, 9,333.081 shares/units               **                186,755
        Index Fund
        Vanguard  Small  Cap  Value     Mutual Funds, 20,847.991 shares/units              **                322,935
        Index/Inv
        Washington           Mutual     Mutual Funds, 32,703.615 shares/units              **              1,097,785
        Investors Fund/R4

        *Participant Loans              Participant  loans,  maturity  dates various                         199,560
                                        thru June 2016; interest rates vary between                      -----------
                                        6.75% and 10.25%

                                                                   Total Investments                     $15,252,722
                                                                                                         ===========
        *Party-in-interest
        **Cost not required for participant-directed investments








                                      Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

                                                  SCHEDULE H, LINE 4j--REPORTABLE TRANSACTIONS


                                                           Year ended December 31, 2007
------------------------------------------------------------------------------------------------------------------------------------



       (a)                (b)            (c)          (d)       (e)         (f)           (g)               (h)               (i)
                                                                         Expenses                      Current value
Identity of party    Description of    Purchase     Selling    Lease     incurred with     Cost of      of asset on        Net gain
  involved               asset           price        price    rental     transaction       asset      transaction date     (loss)
-----------------    --------------    --------    ----------  ------    -------------    ---------    ----------------   ----------

*Pre-Paid Legal      Common Stock,
  Services, Inc.      101 sales        $      -    $1,885,956  $    -    $       -        $ 718,362    $ 1,885,956        $1,167,594












* Party in interest