Form 10-Q
period 2008-06-30
PRE PAID LEGAL SERVICES INC
filed 2008-07-29
CIK 311657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      to

Commission File Number: 001-09293
PRE-PAID LEGAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1016728 (I.R.S. Employer Identification No.)

One Pre-Paid Way, Ada, Oklahoma (Address of principal executive offices)	74820-5813 (Zip Code)
(Registrants’ telephone number, including area code): (580) 436-1234
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock (excluding 4,852,179 shares held in treasury) as of July 24, 2008 was 11,820,429.

PRE-PAID LEGAL SERVICES, INC.
FORM 10-Q
For the Quarter Ended June 30, 2008

ITEM 1. FINANCIAL STATEMENTS
PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in 000’s, except par values)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,171	$24,941
Available-for-sale investments, at fair value	5,256	13,177
Membership fees receivable	5,740	5,831
Inventories	1,331	1,511
Refundable income taxes	5,091	2,253
Deferred member and associate service costs	15,497	16,510
Deferred income taxes	5,793	5,163
Other assets	6,912	6,793

Total current assets	68,791	76,179
Available-for-sale investments, at fair value	27,240	20,766
Investments pledged	4,167	4,341
Property and equipment, net	55,760	56,963
Deferred member and associate service costs	2,174	2,380
Other assets	7,469	7,003

Total assets	$165,601	$167,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Membership benefits	$12,153	$12,155
Deferred revenue and fees	28,218	27,271
Current portion of capital leases payable	22	22
Current portion of notes payable	27,408	18,241
Income taxes payable	—	5,590
Accounts payable and accrued expenses	15,151	15,891

Total current liabilities	82,952	79,170
Capital leases payable	924	934
Notes payable	46,371	55,492
Deferred revenue and fees	2,174	2,380
Deferred income taxes	5,259	5,273
Other non-current liabilities	7,243	6,544

Total liabilities	144,923	149,793

Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized; 16,674 and 17,291 issued at June 30, 2008 and December 31, 2007, respectively	167	173
Retained earnings	118,295	114,873
Accumulated other comprehensive income	1,244	1,821
Treasury stock, at cost; 4,852 shares held at June 30, 2008 and December 31, 2007, respectively and 2004, respectively	(99,028)	(99,028)

Total stockholders’ equity	20,678	17,839

Total liabilities and stockholders’ equity	$165,601	$167,632

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in 000’s, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Membership fees	$109,456	$106,936	$218,516	$210,817
Associate services	6,303	5,968	12,346	13,032
Other	1,096	1,156	2,196	2,295

	116,855	114,060	233,058	226,144

Costs and expenses:
Membership benefits	37,850	36,927	75,112	73,678
Commissions	31,196	34,243	62,020	64,775
Associate services and direct marketing	7,029	6,682	12,633	13,057
General and administrative	13,761	13,383	26,335	26,130
Other, net	2,927	3,293	7,093	7,037

	92,763	94,528	183,193	184,677

Income before income taxes	24,092	19,532	49,865	41,467
Provision for income taxes	9,036	6,353	18,867	13,560

Net income	$15,056	$13,179	$30,998	$27,907

Basic earnings per common share	$1.25	$.99	$2.54	$2.08

Diluted earnings per common share	$1.25	$.99	$2.54	$2.07

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in 000’s)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$15,056	$13,179	$30,998	$27,907

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	111	553	(264)	604

Unrealized gains (losses) on investments:
Unrealized holding losses arising during period	(270)	(192)	(365)	(167)
Reclassification adjustment for realized (gains) losses included in net income	11	(4)	52	68

	(259)	(196)	(313)	(99)

Other comprehensive income (loss), net of income taxes of $(166) and $(78) for the three months and $(200) and $(226) for the six months ended June 30, 2008 and 2007, respectively	(148)	357	(577)	505

Comprehensive income	$14,908	$13,536	$30,421	$28,412

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000’s)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$30,998	$27,907
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(644)	(754)
Depreciation and amortization	4,377	4,297
Decrease (increase) in Membership income receivable	91	(148)
Decrease (increase) in inventories	180	(33)
(Increase) decrease in income tax receivable	(2,838)	337
Increase (decrease) in deferred member and associate service costs	1,219	(258)
Increase in other assets	(585)	(719)
(Decrease) increase in accrued Membership benefits	(2)	46
Increase in deferred revenue and fees	741	1,321
Increase in other non-current liabilities	699	573
Decrease in income tax payable	(5,590)	—
(Decrease) increase in accounts payable and accrued expenses and other	(988)	2,355

Net cash provided by operating activities	27,658	34,924

Cash flows from investing activities:
Additions to property and equipment	(3,190)	(2,204)
Purchases of investments — available for sale	(34,740)	(119,812)
Maturities and sales of investments — available for sale	36,048	127,134

Net cash (used in) provided by investing activities	(1,882)	5,118

Cash flows from financing activities:
Proceeds (use) from exercise of stock options and related tax withholding payments	102	(84)
Tax benefit on exercise of stock options	79	790
Proceeds from issuance of debt	10,000	—
Decrease in capital lease obligations	(10)	(330)
Repayments of debt	(9,954)	(9,219)
Purchases of treasury stock	(27,763)	(25,035)

Net cash used in financing activities	(27,546)	(33,878)

Net (decrease) increase in cash and cash equivalents	(1,770)	6,164
Cash and cash equivalents at beginning of period	24,941	12,031

Cash and cash equivalents at end of period	$23,171	$18,195

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,310	$3,732

Cash paid for income taxes	$27,878	$13,256

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
(Unaudited)
Note 1 — Basis of Presentation
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
In our opinion, the accompanying unaudited financial statements as of June 30, 2008, and for the three month and six month periods ended June 30, 2008 and 2007, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of results expected for the full year.
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
Note 2 — Contingencies
On March 27, 2006 we received a complaint filed on March 24, 2006 by a former provider attorney law firm, Blackburn & McCune, PLLC, in Chancery Court of Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract against the Company and our subsidiary Pre-Paid Legal Services, Inc. of Tennessee. On May 15, 2006 the trial court dismissed plaintiff’s complaint in its entirety. Plaintiff filed a notice of appeal on June 13, 2006, and on August 24, 2007 the Court of Appeals reversed the ruling of the trial court and remanded the suit to the trial court for further proceedings. We filed a Petition for Rehearing which was denied on September 26, 2007. Discovery is ongoing. The ultimate outcome of this matter is not determinable.
On March 23, 2007 we received a Civil Investigative Demand from the Federal Trade Commission requesting information relating to our Identity Theft Shield and ADRS Program. We are working with the Federal Trade Commission to resolve the matter. The ultimate outcome of the matter is not determinable.
On December 7, 2006, we received a complaint filed on November 27, 2006 by an individual member, the Rockland Corp., in District Court in Dallas County, Texas seeking compensatory and punitive damages on the basis of negligent and fraudulent misrepresentations by us related to our referral of the member to an attorney to assist the member in the defense of a civil case. The attorney involved was not one of our regular provider attorneys. In July 2008, the parties mutually agreed to a confidential resolution of this case and the lawsuit will be dismissed with prejudice.
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

While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at June 30, 2008 was $1.0 million. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs’ claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.
Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 — 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, is reasonable. During July 2007 we received a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer would allow us to deduct the remaining 30% of these items on our US federal tax returns. We accepted this offer during the fourth quarter of 2007 and filed amended US federal tax returns. Although we did meet with the Canadian taxing authorities during March 2008 to explain our position relative to commissions and in July 2008 submitted a letter summarizing our position, this issue is still outstanding. The Canadian taxing authorities would not permit us to file the amended Canadian tax returns to reflect the changes in our general and administrative expense. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at June 30, 2008 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.
Note 3 — Treasury Stock Purchases
We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 14 million shares during subsequent board meetings. At June 30, 2008 we had purchased 13.3 million treasury shares under these authorizations for a total consideration of $390.2 million, an average price of $29.30 per share. We purchased and formally retired 343,409 shares of our common stock during the 2008 second quarter for $14.9 million, or an average price of $43.33 per share, reducing our common stock by $3,434 and our retained earnings by $14.9 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

Note 4 — Earnings Per Share
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Basic Earnings Per Share:
Earnings:
Net income	$15,056	$13,179	$30,998	$27,907

Shares:
Weighted average shares outstanding	12,016	13,278	12,189	13,408

Diluted Earnings Per Share:
Earnings:
Net income	$15,056	$13,179	$30,998	$27,907

Shares:
Weighted average shares outstanding	12,016	13,278	12,189	13,408
Assumed exercise of options	19	44	20	66

Weighted average number of shares, as adjusted	12,035	13,322	12,209	13,474

Shares issued pursuant to option exercises	—	82	6	122

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month and six month periods ended June 30, 2008 and 2007.
Note 5 — Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. We are evaluating the effect the implementation of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have on our consolidated financial statements. See Note 8 below.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We adopted SFAS 159 effective January 1, 2008. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee, and is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 effective January 1, 2008 had no impact on our consolidated financial position and results of operation.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 effective January 1, 2008 had no impact on our consolidated financial position and results of operation.
Note 6 — Notes Payable
During 2006, we received $80 million of senior, secured financing (the “Senior Loan”) from Wells Fargo Foothill, Inc. (“Wells Fargo”) consisting of a $75 million five year term loan facility (the “Term Facility”) and a $5 million five year revolving credit facility (the “Revolving Facility”). At June 30, 2008, we had the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and used to purchase treasury stock.
The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at June 30, 2008 was 3.96%. We are also obligated to make additional quarterly payments equal to 50% of our “excess cash flow” (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.70 to 1 at June 30, 2008. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part, with a reduction of 50% of any prepayment premium if the prepayment is from the proceeds of another loan provided by Wells Fargo.

The Senior Loan is guaranteed by our non-regulated wholly owned subsidiaries and is secured by all of our tangible and intangible personal property (other than aircraft), including stock in all of our direct subsidiaries, and a mortgage on a building we recently acquired in Duncan, Oklahoma and remodeled to relocate and expand our existing customer service facility in Duncan.
In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:
•	a limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;

•	a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests;

•	a prohibition on prepayment of other debt;

•
a requirement to maintain consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for the twelve month period ending December 31, 2006 and each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);

•
a requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least 1.1 to 1;

•	a requirement to maintain at least 1.3 million members;

•	a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1; and

•	we must have availability (unused portion of the Revolving Facility) plus Qualified Cash (the amount of unrestricted cash and cash equivalents) greater than or equal to $12,500,000.

•	an event of default occurs if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.
We were in compliance with these covenants at June 30, 2008.
Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30 day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at June 30, 2008 was 3.96% with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan’s financial covenants conform to those of the Senior Loan.
During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30 day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at June 30, 2008 was 3.35% with monthly principal payments of $80,000 plus interest.
During June 2008 we received additional financing from Bank of Oklahoma for $10 million on an unsecured basis repayable in 12 equal monthly payments beginning June 30, 2008, together with interest at LIBOR plus 162.5 basis points. The interest rate at June 30, 2008 was 4.08% with monthly principal payments of $833,000 plus interest.
A schedule of outstanding balances as of June 30, 2008 is as follows:

Senior loan	$46,250
Real estate loan	9,524
Aircraft loan	8,839
Unsecured stock repurchase loan	9,166

Total notes payable	73,779
Less: Current portion of notes payable	(27,408)

Long term portion	$46,371

A schedule of future maturities as of June 30, 2008 is as follows:

Repayment Schedule commencing July 2008:
Year 1	$27,408
Year 2	18,241
Year 3	19,491
Year 4	3,622
Year 5	956
Thereafter	4,061

Total notes payable	$73,779

Note 7 — Share-based Compensation
During the six months ended June 30, 2008, the stock option activity under our stock option plans was as follows:

			Weighted
			Average
			Remaining
	Weighted		Contractual	Aggregate
	Average	Number of	Term	Intrinsic
	Price	Shares	(In Years)	Value
Outstanding, January 1, 2008	$20.08	58,500
Granted	—	—
Cancelled	—	—
Exercised	17.03	(6,000)

Outstanding, June 30, 2008	$20.43	52,500	2.17	$1,060

Options exercisable as of June 30, 2008	$20.43	52,500	2.17	$1,060

Other information pertaining to option activity during the six months ended June 30, 2008 and 2007 was as follows:

	June 30, 2008	June 30, 2007
Weighted average grant-date fair value of stock options granted	Not applicable	Not applicable
Total fair value of stock options vested	Not applicable	Not applicable
Total intrinsic value of stock options exercised	$201	$2,587
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
Note 8 — Fair Value Measurement
On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

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
Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, we perform an analysis of all instruments subject to SFAS No. 157 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.
The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Available for sale investments	$—	$36,663	$—
Liabilities	$—	$—	$—
For securities without a readily ascertainable market value (Level 2), we utilize pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2007, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the second quarter of 2008 compared to the second quarter of 2007 and the first quarter of 2008 (Table amounts in 000’s). The sum of the percentages in the tables may not total due to rounding.

Three Months Ended June 30, 2008	Three		%	%	Three		Three
compared to	Months		Change	Change	Months		Months
Three Months Ended June 30, 2007	Ended	% of	from	from	Ended	% of	Ended	% of
and compared to	June 30,	Total	Prior	Sequential	June 30,	Total	March 31,	Total
Three Months Ended March 31, 2008	2008	Revenue	Year	Period	2007	Revenue	2008	Revenue
Revenues:
Membership fees	$109,456	93.7	2.4	0.4	$106,936	93.8	$109,060	93.9
Associate services	6,303	5.4	5.6	4.3	5,968	5.2	6,043	5.2
Other	1,096	0.9	(5.2)	(0.4)	1,156	1.0	1,100	0.9

	116,855	100.0	2.5	0.6	114,060	100.0	116,203	100.0

Costs and expenses:
Membership benefits	37,850	32.4	2.5	1.6	36,927	32.4	37,262	32.1
Commissions	31,196	26.7	(8.9)	1.2	34,243	30.0	30,824	26.5
Associate services and direct marketing	7,029	6.0	5.2	25.4	6,682	5.9	5,604	4.8
General and administrative	13,761	11.8	2.8	9.4	13,383	11.7	12,574	10.8
Other, net	2,927	2.5	(11.1)	(29.7)	3,293	2.9	4,166	3.6

	92,763	79.4	(1.9)	2.6	94,528	82.9	90,430	77.8

Income before income taxes	24,092	20.6	23.3	(6.5)	19,532	17.1	25,773	22.2
Provision for income taxes	9,036	7.7	42.2	(8.1)	6,353	5.6	9,831	8.5

Net income	$15,056	12.9	14.2	(5.6)	$13,179	11.6	$15,942	13.7

	Three Months Ended
	6/30/2008	3/31/2008	6/30/2007
New Memberships:
New legal service membership sales	127,804	131,862	138,083
New “stand-alone” IDT membership sales	6,642	8,337	8,082

Total new membership sales	134,446	140,199	146,165

New “add-on” IDT membership sales	82,623	81,263	92,382
Average Annual Membership fee	$329.44	$321.47	$326.04
Active Memberships:
Active legal service memberships at end of period	1,481,051	1,481,531	1,484,414
Active “stand-alone” IDT memberships at end of period (see note below)	85,588	85,428	75,156

Total active memberships at end of period	1,566,639	1,566,959	1,559,570

Active “add-on” IDT memberships at end of period (see note below)	658,365	641,997	587,550
New Sales Associates:
New sales associates recruited	26,102	25,800	38,175
Average enrollment fee paid by new sales associates	$98.93	$94.71	$44.65
Average Membership fee in force:
Average Annual Membership fee	$300.46	$298.54	$295.98
Note – reflects 4,454 net transfers from “add-on” status to “stand-alone” status during the quarter
Identity Theft Shield (“IDT”) memberships sold in conjunction with new legal plan memberships or “added-on” to existing legal plan memberships sell for $9.95 per month and are not counted as “new” memberships but do increase the average premium and related direct expenses (membership benefits and commissions) of our membership base, while “stand alone” Identity Theft Shield memberships are not attached to a legal plan membership and sell for $12.95 per month.
Recently Issued Accounting Pronouncements

See Note 5 — Recently Issued Accounting Pronouncements in Item 1 above.

Results of Operations — Second Quarter of 2008 compared to Second Quarter of 2007
Net income increased 14% for the second quarter of 2008 to $15.1 million from $13.2 million for the prior year’s second quarter primarily due to an increase in membership fees of $2.5 million and a decrease in commissions of $3.0 million partially offset by an increase in Membership benefits of $923,000, and increase in general and administrative expenses of $378,000 and an increase in provision for income taxes of $2.7 million. Diluted earnings per share increased 26% to $1.25 per share from 99 cents per share for the prior year’s comparable quarter due to the 14% increase in net income and an approximate 10% decrease in the weighted average number of diluted shares outstanding.
Membership fees totaled $109.5 million during the 2008 second quarter compared to $106.9 million for 2007, an increase of 2%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 8% during the three months ended June 30, 2008 to 134,446 from 146,165 during the comparable period of 2007. At June 30, 2008, there were 1,566,639 active Memberships in force compared to 1,559,570 at June 30, 2007, an increase of less than 1%. Additionally, the average annual fee per Membership has increased from $296 for all Memberships in force at June 30, 2007 to $300 for all Memberships in force at June 30, 2008, primarily as a result of a larger number of Identity Theft Shield memberships.
Associate services revenue increased by approximately $335,000 to $6.3 million, primarily due to increases in associate enrollment fees during the second quarter of 2008 when compared to the 2007 quarter. New associates enrolled were 26,102 during the 2008 period compared to 38,175 for the same period of 2007, and average enrollment fees paid by new sales associates increased from $45 during the 2007 period to $99 during the 2008 quarter due to a lower enrollment fee in place for most of the 2007 second quarter. The eService fees were unchanged at $3.1 million for the second quarter of 2008 and 2007. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Certified Field Trainer program and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.
Other revenue declined 5% from $1.2 million for the 2007 period to $1.1 million for the 2008 period.
Total revenues increased 2% to $116.9 million for the three months ended June 30, 2008 from $114.1 million during the comparable period of 2007 due to a $2.5 million increase in Membership fees and a $335,000 increase in associate services revenue.
Membership benefits totaled $37.9 million for the three months ended June 30, 2008 compared to $36.9 million for the comparable period of 2007, and represented 35% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007, with subsequent additional reductions on January 1, 2008, 2009 and 2010. During the three months ended June 30, 2008 we did incur additional cost associated with the installation of improved communications equipment a portion of our provider firms. We expect to complete this installation in the remaining provider firms during the third quarter of 2008.

Commissions to associates decreased 9% to $31.2 million for the three months ended June 30, 2008 compared to $34.2 million for the comparable period of 2007, and represented 32% and 29% of Membership fees for the 2007 and 2008 periods respectively. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the second quarter of 2008 totaled 134,446 an 8% decrease from the 146,165 for 2007, and the “add-on” IDT Membership sales which are not included in these totals decreased 11% to 82,623 for the second quarter of 2008 from 92,382 for 2007. Our average Annual Membership fee written during the quarter of 2008 increased 1% to $329.44 from $326.04 for 2007. Our new Membership fees written during the second quarter of 2008 decreased 7% from 2007. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.
Associate services and direct marketing expenses increased to $7.0 million for the three months ended June 30, 2008 from $6.7 million for the comparable period of 2007. The increase was primarily a result of increased costs for incentive trips and bonuses and decreased costs for materials sent to new associates due to the reduction in the number of new associates enrolled during the quarter. We offer the Player’s Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. These expenses also include the costs of providing associate services and marketing expenses.
General and administrative expenses during the three months ended June 30, 2008 and 2007 were $13.8 million and $13.4 million, respectively, and represented 13% of Membership fees for both periods. The $400,000 increase in general and administrative expenses included increases in advertising, employee salaries and health care cost, consulting fee associated with PCI compliance and legal fees which were partially offset by decreases in bank services charges and state taxes.
Other expenses, net, which include depreciation and amortization, litigation accruals, interest expense and premium taxes reduced by interest income, were $2.9 million for the three months ended June 30, 2008 compared to $3.3 million for the 2007 comparable period. Depreciation expense was $2.2 million for both periods. Interest expense decreased to $807,000 during the 2008 period from $1.8 during the comparable period of 2007 as a result of the reduction in debt and lower interest rates. Litigation accruals decreased by $37,000 for the second quarter of 2008 from the 2007 period due to decreased litigation reserve. Premium taxes increased from $476,000 for the three months ended June 30, 2007 to $478,000 for the comparable period of 2008. Interest income decreased $655,000 to $507,000 for the three months ended June 30, 2008 from $1.2 million for the comparable period of 2007, due to a decrease in cash and investment balances and lower interest rates.
We have recorded a provision for income taxes of $9.0 million (37.5% of pretax income) and $6.4 million (32.5% of pretax income) for the three months ended June 30, 2008 and 2007, respectively. The increase in the tax rate for 2008 compared to 2007 is due to the inclusion of all income based taxes in the provision for income taxes and we expect the 2008 rate to be representative on a go forward basis.
Results of Operations — Second Quarter of 2008 compared to First Quarter of 2008
Second quarter 2008 membership fees increased $396,000 to $109.5 million from $109.1 million for the first quarter of 2008. Associate services revenues increased during the 2008 second quarter by approximately $260,000 to $6.3 million from $6.0 million for the 2008 first quarter and associate services and direct marketing expenses increased by $1.4 million during the same period. Membership benefits totaled $37.9 million in the second quarter of 2008 compared to $37.3 million for the 2008 first quarter and represented 35% of membership fees for the second quarter and 34% for the first quarter. Commissions to associates totaled $31.2 million in the 2008 second quarter compared to $30.8 million for the 2008 first quarter and represented 29% and 28%, respectively, of membership fees for the two periods. General and administrative expenses increased during the 2008 second quarter to $13.8 million compared to $12.6 million for the 2008 first quarter and represented 13% and 12%, respectively, of membership fees for the two periods. The $1.2 million increase in general and administrative expenses included increases in employee salaries and health care cost, consulting fee associated with PCI compliance and postage due to mailing of privacy statements which were partially offset by decreases in legal fees, telephone expenses and accounting fees.

Results of Operations — First Six Months of 2008 compared to First Six Months of 2007
Membership revenues increased 4% in the first six months of 2008 to a record $218.5 million compared to $210.8 million for the first six months of 2007. Net income increased 11% for the first six months of 2008 to $31.0 million from $27.9 million for the prior year’s comparable period primarily due to the increase of $7.7 million in membership fees and a $2.8 million decrease in commissions partially offset by increases in Membership benefits expense of $1.4 million, general and administrative expenses of $205,000 and the provision for income taxes of $5.3 million. Diluted earnings per share increased 23% to $2.54 per share from $2.07 per share for the prior year’s comparable six month period due to the 11% increase in net income and an approximate 9% decrease in the weighted average number of diluted shares outstanding.
Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 11% during the six months ended June 30, 2008 to 274,645 from 307,695 during the comparable period of 2007. At June 30, 2008, there were 1,566,639 active Memberships in force compared to 1,559,570 at June 30, 2007, an increase of less than 1%. Additionally, the average annual fee per Membership has increased from $296 for all Memberships in force at June 30, 2007 to $300 for all Memberships in force at June 30, 2008, primarily as a result of a larger number of Identity Theft Shield memberships.
Associate services revenue decreased 5% from $13.0 million for the first six months of 2007 to $12.3 million during the comparable period of 2008 due to a decrease in associate enrollment fees. Total new associates enrolled during the first six months of 2008 were 51,902 compared to 69,218 for the same period of 2007 and average enrollment fees paid by new sales associates increased from $71 during the 2007 period to $97 during the 2008 six months due to a higher enrollment fee in place for most of the 2008 period. The eService fees increased to $6.2 million during the first six months of 2008 compared to $6.0 million for the comparable period of 2007. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Certified Field Trainer program and the number who choose to participate in the Company’s eService program, but the Company expects that such revenues will continue to be offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.
Other revenue decreased $99,000 from $2.3 million for the six month period ending June 2007 to $2.2 million for the same period of 2008.
Primarily as a result of the increase in Membership fees, total revenues increased to $233.1 million for the six months ended June 30, 2008 from $226.1 million during the comparable period of 2007 an increase of 3%.
Membership benefits totaled $75.1 million for the six months ended June 30, 2008 compared to $73.7 million for the comparable period of 2007, and represented 34% of Membership fees for 2008 and 35% for the 2007 period. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007 with subsequent additional reductions on January 1, 2008, 2009 and 2010. During the six months ended June 30, 2008 we did incur additional cost associated with the installation of improved communications equipment a portion of our provider firms. We expect to complete this installation in the remaining provider firms during the third quarter of 2008.

Commissions to associates decreased 4% to $62.0 million for the six months ended June 30, 2008 compared to $64.8 million for the comparable period of 2007, and represented 28% and 31% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the first six months of 2008 totaled 274,645 an 11% decrease from the 307,695 for 2007, and the “add-on” IDT Membership sales which are not included in these totals decreased 12% to 163,886 for the second quarter of 2008 from 185,586 for 2007. Our average Annual Membership fee written during the first six months of 2008 increased 2% to $325.37 from $317.55 for 2007. Our new Membership fees written during the first six months of 2008 decreased 9% from 2007. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.
Associate services and direct marketing expenses decreased to $12.6 million for the six months ended June 30, 2008 from $13.1 million for the comparable period of 2007. The decrease was primarily a result of fewer new associates enrolled during the six month period and decreased cost for incentive trips and bonuses. We offer the Player’s Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.
General and administrative expenses during the six months ended June 30, 2008 and 2007 increased $205,000 to $26.3 million and $26.1 million, respectively, and represented 12% of Membership fees for both periods. The $200,000 increase in general and administrative expenses included increases in advertising, employee salaries and health care cost, consulting fee associated with PCI compliance and legal fees which were partially offset by decreases in bank services charges, telephone cost and state taxes.
Other expenses, net, which include depreciation and amortization, litigation accruals, interest expense and premium taxes reduced by interest income, was $7.1 million for the six months ended June 30, 2008 compared to $7.0 million for the 2007 comparable period. Depreciation increased to $4.4 million for the first six months of 2008 from $4.3 million for the comparable period of 2007. Litigation accruals increased by $873,000 for the first six months of 2008 to $888,000 from the 2007. Interest expense decreased to $2.1 million during the 2008 period from $3.6 million during the comparable period of 2007 as a result of lower indebtedness and lower interest rates. Premium taxes decreased from $982,000 for the six months ended June 30, 2007 to $900,000 for the comparable period of 2008. Interest income decreased $675,000 million to $1.2 million for the six months ended June 30, 2008 from $1.9 million for the comparable period of 2007, due to decreased cash and investment balances and lower interest rates.
We have recorded a provision for income taxes of $18.9 million (37.8% of pretax income) and $13.6 million (32.7% of pretax income) for the first six months ended June 30, 2008 and 2007, respectively. The increase in the tax rate for 2008 compared to 2007 is due to the inclusion of all income based taxes in the provision for income taxes and we expect the 2008 rate to be representative on a go forward basis.
Liquidity and Capital Resources
General
Net cash flow provided by operating activities was $27.7 million for the six months ended June 30, 2008 compared to $34.9 million for the same period in 2007. This $7.2 million decrease was primarily the result of a $8.7 million increase in cash receipts from our members, a $1.4 million decrease in cash paid for interest and a $1.8 million decrease in cash paid to our associates for commissions, offset by a $1.5 million increase in cash paid to our providers for the delivery of benefits and a $14.6 million increase in income tax payments.

Consolidated net cash used by investing activities was $1.9 million for the first six months of 2008 compared to net cash provided of $5.1 million for the comparable period of 2007. This $7.0 million change in investing activities resulted from a $1 million decrease in additions to property and equipment and a $91.1 million decrease in the maturities and sales of investments partially offset by an $85.1 million decrease in investment purchases.
Net cash used in financing activities during the first six months of 2008 was $27.5 million compared to $33.9 million for the comparable period of 2007. This $6.4 million change was primarily comprised of the $10 million increase in debt proceeds partially offset by the $735,000 increase in debt repayments and the $2.7 million increase in purchases of treasury stock.
We purchased and formally retired 622,985 shares of our common stock during the first half of 2008 for $27.8 million, or an average price of $44.56 per share, reducing our common stock by $6,230 and our retained earnings by $27.8 million. We had negative working capital of $14.2 million at June 30, 2008, a decrease of $11.2 million compared to our negative working capital of $3.0 million at December 31, 2007. The decrease was primarily due to a $1.8 million decrease in cash and cash equivalents, a $5.6 million decrease in income taxes payable and a $7.9 million decrease in the current portion of available-for-sale investments partially offset by an increase of $1 million in deferred revenue and fees and a $9.2 million increase in the current portion of notes payable. The $14.2 million negative working capital at June 30, 2008 would have been a $1.4 million negative working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the next 12 months.
At June 30, 2008 we reported $55.7 million in cash and cash equivalents and unpledged investments compared to $58.9 million at December 31, 2007. Our investments typically consist of certificates of deposit, investment grade (rated Baa or higher) bonds primarily issued by corporations and the United States Treasury, auction rate certificates and state and municipal tax-exempt bonds.
We generally advance significant commissions at the time a Membership is sold. During the six months ended June 30, 2008, we advanced commissions, net of chargebacks, of $58.6 million on new Membership sales compared to $61.9 million for the same period of 2007. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.
We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of June 30, 2008, and related activity for the six month period then ended, were:

(Amounts in 000’s)
Beginning unearned advance commission payments (1)	$184,531
Advance commission payments, net	58,607
Earned commissions applied	(64,015)
Advance commission payment write-offs	(1,729)

Ending unearned advance commission payments before estimated unrecoverable payments (1)	177,394
Estimated unrecoverable advance commission payments (1)	(43,676)

Ending unearned advance commission payments, net (1)	$133,718

(1)	These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $59.7 million. As such, at June 30, 2008 future commission payments and related expense should be reduced as unearned advance commission payments of $74 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We believe that we have significant ability to finance any future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at June 30, 2008 of $55.7 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.
Notes Payable

See Note 6 — Notes Payable in Item 1 above.

Parent Company Funding and Dividends
Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. (“PPLCI”), Pre-Paid Legal Services Inc. of Florida (“PPLSIF”) and Legal Service Plans of Virginia, Inc. (“LSPV”). The ability of these entities to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders’ equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of these entities, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At June 30, 2008, none of these entities had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. We received a $1.6 million dividend from LSPV during March 2008 and a $7.4 million dividend from PPLCI during April 2008.
Contractual Obligations
There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 , other than the incurrence of $10 million in unsecured indebtedness in June 2008 to purchase additional shares of treasury stock which is repayable in equal monthly principal installments over the following 12 months with interest at LIBOR plus 162.5 basis points.
Critical Accounting Policies
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these “critical accounting policies” are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes in the application of critical accounting policies or estimates during the first six months of 2008. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 684,889 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.
Forward-Looking Statements
All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of June 30, 2008 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.
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
As of June 30, 2008, substantially all of our investments consist of common stocks, investment grade (rated Baa or higher) bonds primarily issued by corporations, the United States Treasury, federal agencies, federally sponsored agencies and enterprises as well as mortgage-backed securities, auction rate certificates and state and municipal tax-exempt bonds. We do not hold any investments classified as trading account assets or derivative financial instruments.
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

		Hypothetical change in	Estimated fair value
	(In 000’s)	interest rate	after hypothetical
	Fair value	(bp = basis points)	change in interest rate
Fixed-maturity investments at June 30, 2008 (1)	$28,960	100 bp increase	$27,390
		200 bp increase	25,970
		50 bp decrease	29,728
		100 bp decrease	30,495

Fixed-maturity investments at December 31, 2007 (1)	$33,692	100 bp increase	$32,307
		200 bp increase	31,019
		50 bp decrease	34,310
		100 bp decrease	34,928

(1)	Excluding short-term investments with a fair value of $7.7 million (Certificates of deposit and auction rate securities) at June 30, 2008 and $4.5 million at December 31, 2007.

The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2008 would reduce the estimated fair value of our fixed-maturity investments by approximately $3.0 million at that date. At December 31, 2007, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.
As of June 30, 2008, we had $73.8 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $738,000. As of June 30, 2008, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.
Foreign Currency Exchange Rate Risk
Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded positive foreign currency translation adjustments of $111,000 for the three months ended June 30, 2008 and have a cumulative positive foreign currency translation adjustment balance of $1.3 million at June 30, 2008. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for information with respect to legal proceedings.
ITEM 1A. RISK FACTORS
There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 in Part 1, Item 1 — Contingencies and Part II, Item 1 — Legal Proceedings. Please refer to page 14 and 15 of our 2007 Annual Report on Form 10-K for a description of other risk factors. There have not been any material changes in the risk factors disclosed in the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of stock in the open market during the second quarter of 2008.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
April 2008	5,288	$45.97	5,288	1,023,010
May 2008	226,922	43.19	226,922	796,088
June 2008	111,199	43.49	111,199	684,889

Total	343,409	$43.33	343,409

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The 2008 Annual Meeting of Shareholders of the Company (the “Annual Meeting”) was held on May 21, 2008. The following matters were submitted to a vote of the Company’s shareholders at the Annual Meeting.
Proposal 1 — Election of Directors.
The results of the election for the director were as follows:

		Abstentions and
	Votes For	Votes Withheld
Martin H. Belsky	10,626,533	463,255
Harland C. Stonecipher	10,955,963	133,826
Our Board of Directors currently consists of seven members and is divided into three classes as nearly equal in size as possible, with the term of office of one class expiring each year. The new terms of service of Messrs. Belsky and Stonecipher will expire in 2011. The terms of the other five directors of the Company did not expire at the Annual Meeting. The names of such other directors and the year of expiration of their respective terms are as follows: John W. Hail — 2009 and Thomas W. Smith — 2009; Orland G. Aldridge — 2010, Peter K. Grunebaum — 2010 and Duke R. Ligon. — 2010.
Proposal 2 — Ratify the selection of Grant Thornton LLP as our independent registered public accounting firm.

Votes For	Votes Against	Abstentions
11,068,709	14,082	6,996

ITEM 6. EXHIBITS.
(a) Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated June 27, 2005)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the period ended June 30, 2003)

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

Exhibit No.	Description

10.13
Security Agreement dated June 23, 2006 between Pre-Paid Legal Services, Inc and certain of its subsidiaries and Wells Fargo Foothill, Inc., as Agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.14
Guaranty Agreement dated June 23, 2006 between certain subsidiaries of Pre-Paid Legal Services, Inc. and Wells Fargo Foothill, Inc., as Agent (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 27, 2006)

10.15
Mortgage, Assignment of Rents and Leases and Security Agreement by Pre-Paid Legal Services, Inc. in favor of Wells Fargo Foothill, Inc as Agent (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.16
First Amendment to Loan Agreement dated June 23, 2006 between Pre-Paid Legal Services, Inc. and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.5 of the Company’s of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.17
First Amendment to Credit Agreement dated September 10, 2007 between Pre-Paid Legal Services, Inc. and the lenders named therein and Wells Fargo Foothill, Inc. as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s of the Company’s Current Report on Form 8-K filed September 10, 2007)

10.18
Term Loan Agreement dated September 28, 2007 between Pre-Paid Legal Services, Inc. and Wells Fargo Equipment Finance, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s of the Company’s Current Report on Form 8-K filed October 2, 2007)

10.19
Form of Aircraft Mortgage and Security Agreement between Pre-Paid Legal Services, Inc. and Wells Fargo Equipment Finance, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s of the Company’s Current Report on Form 8-K filed October 2, 2007)

10.20
Second Amendment to Credit Agreement dated February 22, 2008 between Pre-Paid Legal Services, Inc. and the lenders named therein and Wells Fargo Foothill, Inc. as administrative agent (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2007)

10.21	Third Amendment to Credit Agreement dated June 5, 2008 between Pre-Paid Legal Services, Inc. and the lenders named therein and Wells Fargo Foothill, Inc. as administrative agent

10.22	Second Amendment to Loan Agreement dated June 6, 2008 between Pre-Paid Legal Services, Inc. and Bank of Oklahoma, N.A.

31.1	Certification of Harland C. Stonecipher, Chairman, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Harland C. Stonecipher, Chairman, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRE-PAID LEGAL SERVICES, INC.
(Registrant)
Date: July 28, 2008	/s/ Harland C. Stonecipher
Harland C. Stonecipher
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: July 28, 2008	/s/ Randy Harp
Randy Harp
Chief Operating Officer (Duly Authorized Officer)

Date: July 28, 2008	/s/ Steve Williamson
Steve Williamson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.21	Third Amendment to Credit Agreement dated June 5, 2008 between Pre-Paid Legal Services, Inc. and the lenders named therein and Wells Fargo Foothill, Inc. as administrative agent

10.22	Second Amendment to Loan Agreement dated June 6, 2008 between Pre-Paid Legal Services, Inc. and Bank of Oklahoma, N.A.

31.1	Certification of Harland C. Stonecipher, Chairman, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Harland C. Stonecipher, Chairman, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350