Form 10-Q
period 2008-09-30
PRE PAID LEGAL SERVICES INC
filed 2008-10-28
CIK 311657

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

For The Quarterly Period Ended September 30, 2008
                                       or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


    Large accelerated filer | |                       Accelerated filer |X|

    Non-accelerated filer | |                      Smaller reporting Company | |
 (do not check if a smaller
  reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes | | No |X|

The number of shares outstanding of the registrant's common stock (excluding 4,852,179 shares held in treasury) as of October 22, 2008 was 11,616,604.
================================================================================



                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2008


                                    CONTENTS



Part I.  Financial Information

     Item 1. Financial Statements:


          a) Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007

          b) Consolidated Statements of Income (Unaudited) for the three month and nine month periods ended September 30, 2008 and 2007

          c) Consolidated Statements of Comprehensive Income (Unaudited) for the three month and nine month periods ended September 30, 2008 and 2007

          d) Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2008 and 2007

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

     Item 6. Exhibits

Signatures





ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS
                                                                                             September 30,   December 31,
                                                                                                 2008            2007
                                                                                            --------------  -------------
Current assets:                                                                             (Unaudited)
  Cash and cash equivalents............................................................     $    21,450     $      24,941
  Available-for-sale investments, at fair value........................................          14,153            13,177
  Membership fees receivable...........................................................           6,326             5,831
  Inventories..........................................................................           1,209             1,511
  Refundable income taxes..............................................................           4,162             2,253
  Deferred member and associate service costs..........................................          16,141            16,510
  Deferred income taxes................................................................           5,567             5,163
  Other assets.........................................................................           7,089             6,793
                                                                                            --------------  -------------
      Total current assets.............................................................          76,097            76,179
Available-for-sale investments, at fair value..........................................          19,250            20,766
Investments pledged....................................................................           4,005             4,341
Property and equipment, net............................................................          54,837            56,963
Deferred member and associate service costs............................................           2,118             2,380
Other assets...........................................................................           7,637             7,003
                                                                                            --------------  -------------
        Total assets...................................................................     $   163,944     $     167,632
                                                                                            --------------  -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits..................................................................     $    12,265     $     12,155
  Deferred revenue and fees............................................................          27,617           27,271
  Current portion of capital leases payable............................................              23               22
  Current portion of notes payable.....................................................          24,908           18,241
  Income taxes payable.................................................................               -            5,590
  Accounts payable and accrued expenses................................................          15,858           15,891
                                                                                            --------------  -------------
    Total current liabilities..........................................................          80,671           79,170
  Capital leases payable...............................................................             917              934
  Notes payable........................................................................          41,811           55,492
  Deferred revenue and fees............................................................           2,118            2,380
  Deferred income taxes................................................................           5,303            5,273
  Other non-current liabilities........................................................           7,568            6,544
                                                                                            --------------  -------------
      Total liabilities................................................................         138,388          149,793
                                                                                            --------------  -------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 16,472 and
    17,291 issued at September 30, 2008 and December 31, 2007, respectively............             165              173
  Retained earnings....................................................................         123,797          114,873
  Accumulated other comprehensive income...............................................             622            1,821
  Treasury stock, at cost; 4,852 shares held at September 30, 2008 and
    December 31, 2007, respectively and 2004, respectively.............................        (99,028)         (99,028)
                                                                                            --------------  -------------
      Total stockholders' equity.......................................................          25,556           17,839
                                                                                            --------------  -------------
        Total liabilities and stockholders' equity.....................................     $   163,944     $    167,632
                                                                                            --------------  -------------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                   -----------------------  ------------------------
                                                                     2008          2007        2008          2007
                                                                   ----------   ----------  ----------    ----------
Revenues:
  Membership fees.............................................     $ 109,268    $  107,713  $ 327,784     $  318,530
  Associate services..........................................         6,236         6,032     18,582         19,064
  Other.......................................................         1,019         1,132      3,215          3,427
                                                                   ----------   ----------  ----------    ----------
                                                                     116,523       114,877    349,581        341,021
                                                                   ----------   ----------  ----------    ----------
Costs and expenses:
  Membership benefits.........................................        37,587        37,475    112,699        111,153
  Commissions.................................................        33,678        33,646     95,698         98,421
  Associate services and direct marketing.....................         5,358         8,902     17,991         21,959
  General and administrative..................................        12,531        13,717     38,866         39,847
  Other, net..................................................         3,043         3,584     10,136         10,621
                                                                   ----------   ----------  ----------    ----------
                                                                      92,197        97,324    275,390        282,001
                                                                   ----------   ----------  ----------    ----------

Income before income taxes....................................        24,326        17,553     74,191         59,020
Provision for income taxes....................................         9,884         5,980     28,751         19,540
                                                                   ----------   ----------  ----------    ----------
Net income....................................................     $  14,442    $   11,573  $  45,440     $   39,480
                                                                   ----------   ----------  ----------    ----------

Basic earnings per common share...............................     $    1.23    $     .89   $    3.77     $    2.97
                                                                   ----------   ----------  ----------    ----------

Diluted earnings per common share.............................     $    1.23    $     .88   $    3.77     $    2.96
                                                                   ----------   ----------  ----------    ----------


   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                   -----------------------  ------------------------
                                                                     2008         2007         2008         2007
                                                                   ----------   ----------  ----------    ----------
Net income.....................................................    $  14,442   $  11,573    $  45,440    $  39,480
                                                                   ----------   ----------  ----------    ----------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustment......................         (265)        529         (529)       1,133
                                                                   ----------   ----------  ----------    ----------
  Unrealized (losses) gains  on investments:
    Unrealized holding (losses) gains arising during period....         (357)        158         (722)          (9)
    Reclassification adjustment for realized losses
      included in net income...................................            -          99           52          167
                                                                   ----------   ----------  ----------    ----------
                                                                        (357)        257         (670)         158
                                                                   ----------   ----------  ----------    ----------
Other comprehensive (loss) income, net of income taxes of
    $(192) and $164 for the three months and $(361) and $101
    for the nine months ended September 30, 2008 and 2007,
      respectively.............................................         (622)        786       (1,199)       1,291
                                                                   ----------   ----------  ----------    ----------

Comprehensive income...........................................    $  13,820   $  12,359    $  44,241    $  40,771
                                                                   ----------   ----------  ----------    ----------


   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           ------------------------
                                                                                             2008          2007
                                                                                           ----------    ----------
Cash flows from operating activities:
Net income.............................................................................    $  45,440     $  39,480
Adjustments to reconcile net income to net cash provided by operating activities:
  Benefit for deferred income taxes....................................................         (374)         (905)
  Depreciation and amortization........................................................        6,571         6,381
  Increase in Membership fees receivable...............................................         (495)         (610)
  Decrease in inventories..............................................................          302           144
  Increase in refundable income taxes..................................................       (1,909)         (543)
  Decrease (increase) in deferred member and associate service costs...................          631          (233)
  Increase in other assets.............................................................         (930)       (1,317)
  Increase in accrued Membership benefits..............................................          110           223
  Increase in deferred revenue and fees................................................           84         1,340
  Increase in other non-current liabilities............................................        1,024           923
  Decrease in income taxes payable.....................................................       (5,590)            -
  (Decrease) increase in accounts payable and accrued expenses.........................         (546)        2,528
                                                                                           ----------    ----------
    Net cash provided by operating activities..........................................       44,318        47,411
                                                                                           ----------    ----------
 Cash flows from investing activities:
  Additions to property and equipment..................................................       (4,461)       (3,511)
  Purchases of investments - available for sale........................................      (49,274)     (188,465)
  Maturities and sales of investments - available for sale.............................       49,480       218,427
                                                                                           ----------    ----------
    Net cash (used in) provided by investing activities................................       (4,255)       26,451
                                                                                           ----------    ----------
Cash flows from financing activities:
  Proceeds (use) from exercise of stock options........................................          278           (84)
  Tax benefit on exercise of stock options.............................................          142           790
  Proceeds from issuance of debt.......................................................       10,000         9,556
  Decrease in capital lease obligations................................................          (16)         (335)
  Repayments of debt...................................................................      (17,014)      (23,232)
  Purchases and retirement of treasury stock...........................................      (36,944)      (43,558)
    Net cash used in financing activities .............................................  ------------- -------------
                                                                                             (43,554)      (56,863)
                                                                                           ----------    ----------

Net (decrease) increase in cash and cash equivalents...................................       (3,491)       16,999
Cash and cash equivalents at beginning of period.......................................       24,941        12,031
Cash and cash equivalents at end of period.............................................  ------------- -------------
                                                                                           $  21,450     $  29,030
                                                                                           ----------    ----------
Supplemental disclosure of cash flow information:
  Cash paid for interest...............................................................    $   3,146     $   5,042
                                                                                           ----------    ----------
  Cash paid for income taxes...........................................................    $  36,318     $  20,317
                                                                                           ----------    ----------


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

     In our opinion, the accompanying unaudited financial statements as of September 30, 2008, and for the three month and nine month periods ended
September 30, 2008 and 2007, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of results expected for the full year.

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

     While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at September 30, 2008 was $500,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the plaintiffs' claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities have challenged our allocation of general and administrative expenses to Canadian operations. We contend the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage of memberships in force, is reasonable. During July 2007 we received a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer would allow us to deduct the remaining 30% of these items on our US federal tax returns. We accepted this offer during the fourth quarter of 2007 and filed amended US federal tax returns. We met with the Canadian taxing authorities during March 2008 to explain our position relative to commissions and in July 2008 submitted a letter summarizing our position. During October 2008 the Canadian taxing authorities informed us they continue to believe our commission deductions should be matched with membership revenue as received. We are currently evaluating further appeals. The Canadian taxing authorities would not permit us to file the amended Canadian tax returns to reflect the changes in our general and administrative expense. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at September 30, 2008 was $477,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 - Treasury Stock Purchases

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 14 million shares during subsequent board meetings. At September 30, 2008 we had purchased 13.5 million treasury shares under these authorizations for a total consideration of $399.4 million, an average price of $29.53 per share. We purchased and formally retired 209,863 shares of our common stock during the 2008 third quarter for $9.2 million, or an average price of $43.75 per share, reducing our common stock by $2,099 and our retained earnings by $9.2 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

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

                                                                            Three Months         Nine Months
                                                                        Ended September 30,  Ended September 30,
                                                                        -------------------  -------------------
Basic Earnings Per Share:                                                 2008       2007      2008       2007
                                                                        ---------- --------   --------- --------
Earnings:
Net income...........................................................    $ 14,442  $ 11,573   $ 45,440  $ 39,480
                                                                        ---------- --------   --------- --------
Shares:
Weighted average shares outstanding..................................      11,746    13,068     12,039    13,293
                                                                        ---------- --------   --------- --------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $ 14,442  $ 11,573   $ 45,440  $ 39,480
                                                                        ---------- --------   --------- --------
Shares:
-------
Weighted average shares outstanding..................................      11,746    13,068     12,039    13,293
Assumed exercise of options..........................................          17        26         19        54
                                                                        ---------- --------   --------- --------
Weighted average number of shares, as adjusted.......................      11,763    13,094     12,058    13,347
                                                                        ---------- --------   --------- --------
Shares issued pursuant to option exercises...........................           8         -         14       122
                                                                        ---------- --------   --------- --------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month and nine month periods ended September 30, 2008 and 2007.

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

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results

     In October 2008, the FASB issued FASB Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements

Note 6 - Notes Payable

     During 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At September 30, 2008, we had the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and used to purchase treasury stock.

     The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at September 30, 2008 was 3.99%, but increased to 5.22% effective October 1, 2008. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.60 to 1 at September 30, 2008. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part without penalty.

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

     We were in compliance with these covenants at September 30, 2008.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30 day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at September 30, 2008 was 3.99%, but increased to 5.50% effective October 1, 2008, with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan's financial covenants conform to those of the Senior Loan.

     During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30 day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at September 30, 2008 was 3.38%, but increased to 4.89% effective October 1, 2008, with monthly principal payments of $80,000 plus interest.

     During June 2008 we received additional financing from Bank of Oklahoma for $10 million on an unsecured basis repayable in 12 equal monthly payments beginning June 30, 2008, together with interest at LIBOR plus 162.5 basis points. The interest rate at September 30, 2008 was 4.11%, but increased to 5.63% effective October 1, 2008, with monthly principal payments of $833,000 plus interest.

      A schedule of outstanding balances as of September 30, 2008 is as follows:
                        Senior loan................................   $ 42,500
                        Real estate loan...........................      8,952
                        Aircraft loan..............................      8,600
                        Unsecured stock repurchase loan............      6,667
                                                                      ---------
                        Total notes payable........................     66,719
                        Less: Current portion of notes payable.....    (24,908)
                                                                      ---------
                        Long term portion..........................   $ 41,811
                                                                      ---------

      A schedule of future maturities as of September 30, 2008 is as follows:
                        Repayment Schedule commencing
                        October 2008:
                        --------------------------------------------
                        Year 1.....................................   $ 24,908
                        Year 2.....................................     18,241
                        Year 3.....................................     17,836
                        Year 4.....................................        956
                        Year 5.....................................        956
                        Thereafter.................................      3,822
                                                                      ---------
                        Total notes payable........................   $ 66,719
                                                                      ---------

Note 7 - Share-based Compensation

     During the nine months ended September 30, 2008, the stock option activity under our stock option plans was as follows:

                                                                                   Weighted
                                                                                   Average
                                                                                  Remaining
                                                      Weighted                   Contractual     Aggregate
                                                      Average       Number of       Term        Intrinsic
                                                       Price         Shares       (In Years)       Value
                                                      ----------   -----------   ------------    ----------
Outstanding, January 1, 2008....................      $  20.08        58,500
  Granted.......................................          -                -
  Cancelled.....................................          -                -
  Exercised.....................................         20.57       (13,500)
Outstanding, September 30, 2008.................     -----------   -----------
                                                      $  19.94        45,000         2.11        $     960
                                                      ----------   -----------   ------------    ----------
Options exercisable as of September 30, 2008....      $  19.94        45,000         2.11        $     960
                                                      ----------   -----------   ------------    ----------


     Other information pertaining to option activity during the nine months ended September 30, 2008 and 2007 was as follows:


                                                                           September 30,         September 30,
                                                                               2008                  2007
                                                                           --------------       --------------
Weighted average grant-date fair value of stock options granted......      Not applicable       Not applicable
Total fair value of stock options vested.............................      Not applicable       Not applicable
Total intrinsic value of stock options exercised.....................          $    363             $  6,821


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

     The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 by level within the fair value hierarchy (in thousands):

                                                              Fair Value Measurements Using
                                                         ---------------------------------------
                                                           Level 1       Level 2       Level 3
                                                         ----------    ----------   ------------
Available for sale investments.....................      $       -     $  37,408    $       -
Liabilities........................................      $       -     $       -    $       -


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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2007, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the third quarter of 2008 compared to the third quarter of 2007 and the second quarter of 2008 (Table amounts in 000's). The sum of the percentages in the tables may not total due to rounding.

 Three Months Ended September 30, 2008   Three              %            %      Three               Three
              compared to                Months             Change   Change     Months              Months
 Three Months Ended September 30, 2007   Ended     % of     from     from       Ended      % of       Ended   % of
            and compared to              Sept.     Total    Prior    Sequential Sept. 30,  Total    June 30,  Total
    Three Months Ended June 30, 2008     30, 2008  Revenue    Year     Period      2007    Revenue    2008    Revenue
--------------------------------------   --------- -------- -------- ---------- ---------- -------- --------- --------
Revenues:
  Membership fees....................     $109,268    93.8      1.4     (0.2)    $107,713     93.8   $109,456    93.7
  Associate services.................       6,236      5.3      3.4     (1.1)      6,032       5.2     6,303      5.4
  Other..............................       1,019      0.9    (10.0)    (7.0)      1,132       1.0     1,096      0.9
                                         --------- -------- -------- ---------- ---------- -------- --------- --------
                                          116,523    100.0      1.4     (0.3)    114,877     100.0   116,855    100.0
                                         --------- -------- -------- ---------- ---------- -------- --------- --------
Costs and expenses:
  Membership benefits................      37,587     32.3      0.3     (0.7)     37,475      32.6    37,850     32.4
  Commissions........................      33,678     28.9      0.1      8.0      33,646      29.3    31,196     26.7
  Associate services and direct
    marketing........................       5,358      4.6    (39.8)   (23.8)      8,902       7.8     7,029      6.0
  General and administrative.........      12,531     10.7     (8.6)    (8.9)     13,717      11.9    13,761     11.8
  Other, net.........................       3,043      2.6    (15.1)     4.0       3,584       3.1     2,927      2.5
                                         --------- -------- -------- ---------- ---------- -------- --------- --------
                                           92,197     79.1     (5.3)    (0.6)     97,324      84.7    92,763     79.4
                                         --------- -------- -------- ---------- ---------- -------- --------- --------

Income before income taxes...........      24,326     20.9     38.6      1.0      17,553      15.3    24,092     20.6
Provision for income taxes...........       9,884      8.5     65.3      9.4       5,980       5.2     9,036      7.7
                                         --------- -------- -------- ---------- ---------- -------- --------- --------
Net income...........................     $14,442     12.4     24.8     (4.1)    $11,573      10.1   $15,056     12.9
                                         --------- -------- -------- ---------- ---------- -------- --------- --------


                                                                                           Three Months Ended
New Memberships:                                                                 9/30/2008     6/30/2008     9/30/2007
----------------                                                                 ---------     ---------     ---------
New legal service membership sales..........................................        137,227       127,804       145,530
New "stand-alone" IDT membership sales......................................          7,814         6,642         8,771
                                                                                  ---------     ---------     ---------
         Total new membership sales.........................................        145,041       134,466       154,301
                                                                                  ---------     ---------     ---------
New "add-on" IDT membership sales...........................................         95,762        82,623       100,888
Average Annual Membership fee...............................................        $326.14       $329.44       $325.98

Active Memberships:
Active legal service memberships at end of period...........................      1,488,259     1,481,051     1,496,319
Active "stand-alone" IDT memberships at end of period (see note below)......         87,634        85,588        78,237
                                                                                  ---------     ---------     ---------
         Total active memberships at end of period..........................      1,575,893     1,566,639     1,574,556
                                                                                  ---------     ---------     ---------
Active "add-on" IDT memberships at end of period (see note below)...........        681,118       658,365       616,919

New Sales Associates:
New sales associates recruited..............................................         37,820        26,102        43,555
Average enrollment fee paid by new sales associates.........................         $56.17        $98.93        $40.74

Average Membership fee in force:
Average Annual Membership fee...............................................        $301.40       $300.46       $297.52


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

     Recently Issued Accounting Pronouncements
     See Note 5 - Recently Issued Accounting Pronouncements in Item 1 above.

Results of Operations - Third Quarter of 2008 compared to Third Quarter of 2007
-------------------------------------------------------------------------------
     Net income increased 25% for the third quarter of 2008 to $14.4 million from $11.6 million for the prior year's third quarter primarily due to an increase in membership fees of $1.6 million, a decrease in general and administrative expenses of $1.2 million and a decrease in associate services and direct marketing of $3.5 million partially offset by an increase in Membership benefits of $112,000 and an increase in provision for income taxes of $3.9 million. Diluted earnings per share increased 40% to $1.23 per share from 88 cents per share for the prior year's comparable quarter due to the 25% increase in net income and a 10% decrease in the weighted average number of diluted shares outstanding.

     Membership fees totaled $109.3 million during the 2008 third quarter compared to $107.7 million for 2007, an increase of 1%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 6% during the three months ended September 30, 2008 to 145,041 from 154,301 during the comparable period of 2007. At September 30, 2008, there were 1,575,893 active Memberships in force compared to 1,574,556 at September 30, 2007, an increase of less than 1%. Additionally, the average annual fee per Membership has increased from $298 for all Memberships in force at September 30, 2007 to $301 for all Memberships in force at September 30, 2008, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue increased by approximately $204,000 to $6.2 million during the third quarter of 2008 when compared to the 2007 quarter. New associates enrolled were 37,820 during the 2008 period compared to 43,555 for the same period of 2007. The average enrollment fees paid by new sales associates was $56 and $41 for the respective periods. The eService fees decreased to $3.0 million for the third quarter of 2008 compared to $3.2 million for the 2007 quarter. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Certified Field Trainer program and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue declined 10% from $1.1 million for the 2007 period to $1.0 million for the 2008 period.

     Total revenues increased 1% to $116.5 million for the three months ended September 30, 2008 from $114.9 million during the comparable period of 2007 due to a $1.6 million increase in Membership fees and a $204,000 increase in associate services revenue.

     Membership benefits totaled $37.6 million for the three months ended September 30, 2008 compared to $37.5 million for the comparable period of 2007, and represented 34% and 35% of Membership fees for the 2008 and 2007 periods respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007, with subsequent additional reductions on January 1, 2008, 2009 and 2010. During the three months ended September 30, 2008 we did incur additional cost associated with the installation of improved communications equipment to a portion of our provider firms.

     Commissions to associates decreased less than 1% to $33.7 million for the three months ended September 30, 2008 compared to $33.6 million for the comparable period of 2007, and represented 31% of Membership fees for both periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the third quarter of 2008 totaled 145,041, a 6% decrease from the 154,301 for 2007, and the "add-on" IDT Membership sales which are not included in these totals decreased 5% to 95,762 for the third quarter of 2008 from 100,888 for 2007. Our average Annual Membership fee written during the quarter of 2008 had a slight increase to $326.14 from $325.98 during the 2007 period. Our new Membership fees written during the third quarter of 2008 decreased 6% from 2007. Average commission per new Membership increased 6% to $232 for the 2008 third quarter from $218 for the 2007 period. The 6% decline in new Membership fees written would have resulted in an approximate 6% decline in commissions but we paid $2.1 million in additional commissions due to a new bonus program that began in June 2008. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $5.4 million for the three months ended September 30, 2008 from $8.9 million for the comparable period of 2007. The decrease was primarily a result of decreased costs for incentive trips and bonuses, decreased costs of conventions and decreased costs for materials sent to new associates due to the reduction in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended September 30, 2008 and 2007 were $12.5 million and $13.7 million, respectively, and represented 11% and 13%, respectively, of Membership fees for both periods. The $1.2 million decrease in general and administrative expenses included decreases in advertising , bank services charges and telephone expense which were partially offset by increases in employee salaries and health care cost and consulting fees associated with Payment Card Industry compliance.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, were $3.0 million for the three months ended September 30, 2008 compared to $3.6 million for the 2007 comparable period. Depreciation expense was $2.2 million for the three months ended September 30, 2008 and $2.1 million for the 2007 comparable period. Interest expense decreased to $924,000 during the 2008 period from $1.7 million during the comparable period of 2007 as a result of the reduction in debt and lower interest rates. Premium taxes decreased from $494,000 for the three months ended September 30, 2007 to $455,000 for the comparable period of 2008. Interest income decreased from $674,000 for the three months ended September 30, 2007 to $532,000 for the three months ended September 30, 2008, due to a decrease in cash and investment balances.

     We have recorded a provision for income taxes of $9.9 million (40.6% of pretax income) and $6.0 million (34.1% of pretax income) for the three months ended September 30, 2008 and 2007, respectively. The increase in the tax rate for 2008 compared to 2007 is due to the inclusion of all income based taxes in the provision for income taxes and we expect the 2008 rate to be representative on a go forward basis.

Results of Operations - Third Quarter of 2008 compared to Second Quarter of 2008
--------------------------------------------------------------------------------
     Third quarter 2008 membership fees decreased $188,000 to $109.3 million from $109.5 million for the second quarter of 2008. Associate services revenues decreased during the 2008 third quarter by approximately $67,000 to $6.2 million from $6.3 million for the 2008 second quarter and associate services and direct marketing expenses decreased by $1.7 million during the same period. Membership benefits totaled $37.6 million in the third quarter of 2008 compared to $37.9 million for the 2008 second quarter and represented 34% of membership fees for the third quarter and 35% for the second quarter. Commissions to associates totaled $33.7 million in the 2008 third quarter compared to $31.2 million for the 2008 second quarter and represented 31% and 29%, respectively, of membership fees for the two periods. General and administrative expenses decreased during the 2008 third quarter to $12.5 million compared to $13.8 million for the 2008 second quarter and represented 11% and 13%, respectively, of membership fees for the two periods. The $1.2 million decrease in general and administrative expenses included decreases in employee salaries and health care cost, postage and legal expenses which were partially offset by increases in computer maintenance fees, utilities and other taxes.

Results of Operations - First Nine Months of 2008 compared to First Nine Months
-------------------------------------------------------------------------------
     of 2007
     -------
     Membership revenues increased 3% in the first nine months of 2008 to a record $327.8 million compared to $318.5 million for the first nine months of 2007. Net income increased 15% for the first nine months of 2008 to $45.4 million from $39.5 million for the prior year's comparable period primarily due to the increase of $9.3 million in membership fees and a $4.0 million decrease in associate services and direct marketing expenses, a $2.7 million decrease in commissions, a $981,000 decrease in general and administrative expenses, a $485,000 decrease in other expenses, net partially offset by increases in Membership benefits expense of $1.5 million and the provision for income taxes of $9.2 million. Diluted earnings per share increased 27% to $3.77 per share from $2.96 per share for the prior year's comparable nine month period due to the 15% increase in net income and an approximate 10% decrease in the weighted average number of diluted shares outstanding.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 9% during the nine months ended September 30, 2008 to 419,686 from 461,996 during the comparable period of 2007. At September 30, 2008, there were 1,575,893 active Memberships in force compared to 1,574,556 at September 30, 2007, an increase of less than 1%. Additionally, the average annual fee per Membership has increased from $298 for all Memberships in force at September 30, 2007 to $301 for all Memberships in force at September 30, 2008, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased 3% from $19.1 million for the first nine months of 2007 to $18.6 million during the comparable period of 2008 due to a decrease in new associates enrolled. Total new associates enrolled during the first nine months of 2008 were 89,722 compared to 112,773 for the same period of 2007. The eService fees remained relatively unchanged at $9.2 million for both periods Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for the Certified Field Trainer program and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses

     Other revenue decreased $212,000 from $3.4 million for the nine month period ending September 2007 to $3.2 million for the same period of 2008.

     Primarily as a result of the increase in Membership fees, total revenues increased to $349.6 million for the nine months ended September 30, 2008 from $341.0 million during the comparable period of 2007 an increase of 3%.

     Membership benefits totaled $112.7 million for the nine months ended September 30, 2008 compared to $111.2 million for the comparable period of 2007, and represented 34% of Membership fees for 2008 and 35% for the 2007 period. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007 with subsequent additional reductions on January 1, 2008, 2009 and 2010. During the nine months ended September 30, 2008 we did incur additional cost associated with the installation of improved communications equipment a portion of our provider firms.

     Commissions to associates decreased 3% to $95.7 million for the nine months ended September 30, 2008 compared to $98.4 million for the comparable period of 2007, and represented 29% and 31% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the first nine months of 2008 totaled 419,686 a 9% decrease from the 461,996 for 2007, and the "add-on" IDT Membership sales which are not included in these totals decreased 9% to 259,648 for the third quarter of 2008 from 286,474 for 2007. Our average Annual Membership fee written during the first nine months of 2008 increased 2% to $325.64 from $320.36 for 2007. Our new Membership fees written during the first nine months of 2008 decreased 8% from 2007. The 8% decline in new Membership fees written would have resulted in an approximate 8% decline in commissions but we paid $3.2 million in additional commissions due to a new bonus program that began in June 2008. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $18.0 million for the nine months ended September 30, 2008 from $22.0 million for the comparable period of 2007. The decrease was primarily a result of fewer new associates enrolled during the nine month period and decreased cost for incentive trips and bonuses. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the nine months ended September 30, 2008 and 2007 decreased $981,000 to $38.9 million from $39.8 million, and represented 12% and 13% of Membership fees for the two periods. The decrease in general and administrative expenses included decreases in state taxes, bank service charges and telephone expenses partially offset by an increase in accounting fees, advertising, employee salaries and health care cost, consulting fee associated with PCI compliance and legal fees.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, was $10.1 million for the nine months ended September 30, 2008 compared to $10.6 million for the 2007 comparable period. Depreciation increased to $6.6 million for the first nine months of 2008 from $6.4 million for the comparable period of 2007. Litigation accruals increased by $873,000 for the first nine months of 2008 to $888,000 from 2007. Interest expense decreased to $3.1 million during the 2008 period from $5.3 million during the comparable period of 2007 as a result of lower indebtedness and lower interest rates. Premium taxes decreased from $1.5 million for the nine months ended September 30, 2007 to $1.4 million for the comparable period of 2008. Interest income decreased $819,000 to $1.8 million for the nine months ended September 30, 2008 from $2.6 million for the comparable period of 2007, due to decreased cash and investment balances.

     We have recorded a provision for income taxes of $28.8 million (38.8% of pretax income) and $19.5 million (33.1% of pretax income) for the first nine months ended September 30, 2008 and 2007, respectively. The increase in the tax rate for 2008 compared to 2007 is due to the inclusion of all income based taxes in the provision for income taxes and we expect the 2008 rate to be representative on a go forward basis.

     Liquidity and Capital Resources
     -------------------------------
     General
     Net cash flow provided by operating activities was $44.3 million for the nine months ended September 30, 2008 compared to $47.4 million for the same period in 2007. This $3.1 million decrease was primarily the result of a $7.5 million increase in cash receipts from our members, a $1.9 million decrease in cash paid for interest and a $4.0 million decrease in cash paid to our associates for commissions, offset by a $1.4 million increase in cash paid to our providers for the delivery of benefits and a $16.0 million increase in income tax payments.

     Consolidated net cash used by investing activities was $4.3 million for the first nine months of 2008 compared to net cash provided of $26.5 million for the comparable period of 2007. This $30.8 million change in investing activities resulted from a $1 million decrease in additions to property and equipment and a $168.9 million decrease in the maturities and sales of investments partially offset by a $139.2 million decrease in investment purchases.

     Net cash used in financing activities during the first nine months of 2008 was $43.6 million compared to $56.9 million for the comparable period of 2007. This $13.3 million change was primarily comprised of a $6.2 million decrease in debt repayments, $6.6 million decreased treasury stock purchases, and the $319,000 decrease in capital lease obligation payments.

     We purchased and formally retired 832,848 shares of our common stock during the first nine months of 2008 for $36.9 million, or an average price of $44.36 per share, reducing our common stock by $8,328 and our retained earnings by $36.9 million. We had negative working capital of $4.6 million at September 30, 2008, an increase of $1.6 million compared to our negative working capital of $3.0 million at December 31, 2007. The increase was primarily due to a $5.6 million decrease in income taxes payable, a $1.9 million increase in refundable income taxes and a $1.0 million increase in the current portion of available-for-sale investments offset by a decrease of $3.5 million in cash and cash equivalents and a $6.7 million increase in the current portion of notes payable. The $4.6 million negative working capital at September 30, 2008 would have been a $6.9 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the next 12 months.

     At September 30, 2008 we reported $54.9 million in cash and cash equivalents and unpledged investments compared to $58.9 million at December 31, 2007. Our investments typically consist of certificates of deposit, investment grade (rated Baa or higher) bonds primarily issued by corporations and the United States Treasury, auction rate certificates and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the nine months ended September 30, 2008, we advanced commissions, net of chargebacks, of $91.2 million on new Membership sales compared to $96.0 million for the same period of 2007. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of September 30, 2008, and related activity for the nine month period then ended, were:


                                                                                   (Amounts in 000's)
                                                                                   ------------------
Beginning unearned advance commission payments (1)...............................    $  184,531
Advance commission payments, net.................................................        91,189
Earned commissions applied.......................................................       (96,644)
Advance commission payment write-offs............................................        (2,624)
                                                                                   ------------------)
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       176,452
Estimated unrecoverable advance commission payments (1)..........................       (43,884)
                                                                                   ------------------
Ending unearned advance commission payments, net (1).............................    $  132,568
                                                                                   ------------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $60.7 million. As such, at September 30, 2008 future commission payments and related expense should be reduced as unearned advance commission payments of $72 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance any future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at September 30, 2008 of $54.9 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.

     Notes Payable
     See Note 6 - Notes Payable in Item 1 above.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services Inc. of Florida ("PPLSIF") and Legal Service Plans of Virginia, Inc. ("LSPV"). The ability of these entities to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of these entities, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. We received a $1.6 million dividend from LSPV during March 2008 and a $2.5 million dividend in October 2008. Additionally, we received a $7.4 million dividend from PPLCI during April 2008 and received regulatory approval for a $7.5 million dividend from PPLCI that we expect to pay in October 2008.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, other than the incurrence of $10 million in unsecured indebtedness in June 2008 to purchase additional shares of treasury stock which is repayable in equal monthly principal installments over the following 12 months with interest at LIBOR plus
162.5 basis points.

Critical Accounting Policies
----------------------------
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes in the application of critical accounting policies or estimates during the first nine months of 2008. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------
     We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 475,026 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
--------------------------
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of September 30, 2008 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

     As of September 30, 2008, our investments consisted of the following:

                     Description                                 Fair Value
---------------------------------------------------------      ------------
Obligations of state and political subdivisions..........      $     29,392
Certificates of deposit..................................             6,189
Municipal Variable Rate Demand notes.....................             1,000
Auction Rate Securities..................................               375
U. S. Government obligations.............................               221
Corporate obligations....................................               231
                                                              -------------
Total investments.........................................     $     37,408
                                                              -------------

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

                                                                          Hypothetical change     Estimated fair value
                                                            (In 000's)     in interest rate      value after hypothetical
                                                            Fair value    (bp = basis points)    change in interest rate
                                                            -----------   -------------------    ------------------------
Fixed-maturity investments at September 30, 2008 (1)...      $  29,844     100 bp increase            $  28,328
                                                                           200 bp increase               26,930
                                                                            50 bp decrease               30,680
                                                                           100 bp decrease               31,516

Fixed-maturity investments at December 31, 2007 (1)....      $  33,692     100 bp increase            $  32,307
                                                                           200 bp increase               31,019
                                                                            50 bp decrease               34,310
                                                                           100 bp decrease               34,928
-------------------

     (1)

(2) Excluding short-term investments with a fair value of $7.6 million ($6.2 million in certificates of deposit, $1.0 million of variable rate demand notes and $375,000 in auction rate securities) at September 30, 2008 and $4.5 million at December 31, 2007.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 2008 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.9 million at that date. At December 31, 2007, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     As of September 30, 2008, we had $66.7 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. The 30 day LIBOR rate increased by 144 basis points from 2.49% in September 2008 to 3.93% in October 2008 and was 3.53% at October 21, 2008. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $667,000. As of September 30, 2008, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive
Income, we have recorded negative foreign currency translation adjustments of $265,000 for the three months ended September 30, 2008 and have a cumulative positive foreign currency translation adjustment balance of $1.1 million at September 30, 2008. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.


ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------

     Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock in the open market during the third quarter of 2008.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------  ---------------  ----------------  --------------------  ---------------------
July 2008.............        13,036         $  42.09               13,036               671,853
August 2008...........       107,350            44.14              107,350               564,503
September 2008........        89,477            43.52               89,477               475,026
                        ---------------  ----------------  --------------------
Total.................       209,863         $  43.75              209,863
                        ---------------  ----------------  --------------------
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

 10.21          Third  Amendment to Credit  Agreement dated June 5, 2008 between  Pre-Paid Legal Services,  Inc. and the lenders named therein and Wells Fargo Foothill,  Inc. as administrative  agent  (Incorporated by reference to Exhibit 10.21 of the Company's  Quarterly  Report on Form 10-Q for the six-months ended
                June 30, 2008)

 10.22          Second  Amendment to Loan Agreement  dated June 6, 2008 between  Pre-Paid Legal  Services,  Inc. and
                Bank of  Oklahoma,  N.A.  (Incorporated  by reference to Exhibit  10.22 of the  Company's  Quarterly
                Report on Form 10-Q for the six-months ended June 30, 2008)

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

                             PRE-PAID LEGAL SERVICES, INC.
                                  (Registrant)


Date: October 27, 2008       /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President
                             (Principal Executive Officer)

Date: October 27, 2008       /s/ Randy Harp
                             ---------------------------------------------------
                             Randy Harp
                             Chief Operating Officer
                             (Duly Authorized Officer)

Date: October 27, 2008       /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)


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


Date: October 27, 2008       /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President






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


Date: October 27, 2008       /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer





                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 27, 2008       /s/ Harland C. Stonecipher
                             ---------------------------------------------------
                             Harland C. Stonecipher
                             Chairman, Chief Executive
                             Officer and President





                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 27, 2008       /s/ Steve Williamson
                             ---------------------------------------------------
                             Steve Williamson
                             Chief Financial Officer