Form 10-K
period 2008-12-31
PRE PAID LEGAL SERVICES INC
filed 2009-02-27
CIK 311657

[===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

Large accelerated filer [ ]    Accelerated filer |X|    Non-accelerated file [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2008: $576,352,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 19, 2009 there were 11,194,317 shares of Common Stock, par value $.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE.

Portions of our definitive proxy statement for our 2009 annual meeting of shareholders are incorporated into Part III of this Form 10-K by reference.
================================================================================




                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the Year Ended December 31, 2008

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

PART II
-------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
             Market Price of and Dividends on the Common Stock
             Recent Sales of Unregistered Securities
             Issuer Purchases of Equity Securities
             Shareholder Return Performance Graph
ITEM 6.    SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
             Overview of our Financial Model
             Critical Accounting Policies
             Other General Matters
             Measures of Member Retention
             Results of Operations
               Comparison of 2008 to 2007
               Comparison of 2007 to 2006
             Liquidity and Capital Resources
             Forward Looking Statements
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.   CONTROLS AND PROCEDURES
ITEM 9B.   OTHER INFORMATION

PART III   (Information required by Part III is incorporated by reference from
-------- our definitive proxy statement for our 2009 annual meeting of shareholders.)
PART IV
-------
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES



                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2008

                                     PART I

ITEM 1.  BUSINESS.
------------------

General

     We were one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. Our predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, we were formed and acquired our predecessor in a stock exchange. We began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979 we implemented a legal expense benefit that provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. Our life events legal plans (referred to as "Memberships") currently provide for a variety of legal services. In most states and provinces, standard plan benefits include preventive legal services, motor vehicle legal defense services, trial defense services, IRS audit services and a 25% discount off legal services not specifically covered by the Membership for an average monthly Membership fee of approximately $21. Additionally, in approximately 44 states, the Legal Shield rider can be added to the standard plan for only $1 per month and provides members with 24-hour access to a toll-free number for attorney assistance if the member is arrested or detained. We also offer our Identity Theft Shield ("IDT") to new and existing members at $9.95 per month if added to a legal service Membership ("add-on IDT") or IDT may be purchased separately for $12.95 per month ("stand-alone IDT"). The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services.

     Life events legal plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province and IDT plan benefits are provided by Kroll Background America, Inc., a subsidiary of Kroll Inc. ("Kroll"). Members have direct, toll-free access to Kroll or their provider law firm rather than having to call for a referral. At December 31, 2008, we had 1,559,154 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of such Memberships were in 29 states and provinces.

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

     According to the latest estimates of the census bureaus of the United States and Canada, the two geographic areas in which we operate, the number of households in the combined area exceeds 138 million. Since we have always disclosed our members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students, we believe that our market share should be viewed as a percentage of households. Historically, our primary market focus has been the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on our belief that the upper ten percent may already have a relationship with an attorney or law firm and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 110 million households, we currently have an approximate 1.5% share of the estimated market based on our existing 1.6 million active Memberships and, over the last 30 years, an additional 6% of households have previously purchased, but no longer own, Memberships. We routinely remarket to previous members and reinstated approximately 82,000, 83,000 and 76,000 Memberships during 2008, 2007 and 2006, respectively.

Description of Memberships

     The Memberships we sell generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by us to provider law firms do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2008, Memberships subject to the capitated provider law firm arrangement comprised more than 99% of our active Memberships. The remaining Memberships, less than 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and our referral attorney network described below is utilized.

     Family Legal Plan
     The Family Legal Plan we currently market in most jurisdictions consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for approximately 91% of our Membership fees (including the add-on identity theft shield benefit, 75% and 76%, respectively, excluding such add-ons) in 2008 and 2007. In addition to the Family Legal Plan, we market other specialized legal services products specifically related to employment in certain professions described below.

     In 12 states, certain of our plans are available in the Spanish language. For the Spanish language plans, the provider law firms have both bilingual staff and lawyers and we have bilingual staff for customer service, attorney resources and marketing service functions. We will continue to evaluate making our plans available in additional languages in markets where there is both sufficient demand and qualified staff and attorneys available.

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

     In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the Membership increasing 5 additional hours each Membership year to the maximum limit of 35 hours in the fifth Membership year and increases total pre-trial and trial defense hours available pursuant to the expanded Membership to 75 hours during the first Membership year to 335 hours in the fifth Membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the Membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth Membership year. There were approximately 487,000 subscribers of this benefit at December 31, 2008 compared to 530,000 at December 31, 2007.

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

     Legal Shield Benefit
     In 45 states and four Canadian provinces, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. The Legal Shield benefit was introduced in 1999. There were approximately 1,091,000 Legal Shield subscribers at December 31, 2008 compared to approximately 1,080,000 at December 31, 2007.

     Identity Theft Shield Benefit
     Through a joint marketing agreement with Kroll Background America Inc., a subsidiary of Kroll Inc., our independent sales associates market Kroll's identity theft benefits in 50 states and four Canadian provinces. By adding the Identity Theft Shield to their existing family Membership, members have toll free access to the identity theft specialists at Kroll. This benefit can be added to a legal service Membership for $9.95 per month or purchased separately for $12.95 per month. The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services. Beginning in the first quarter of 2009, our Identity Theft membership will be offered as an on-line service where new members can authenticate their membership by logging on to the Internet and get an immediate credit report delivered via the web making the method of requesting and receiving the credit report more streamlined and efficient. There were approximately 771,000 and 715,000 subscribers at December 31, 2008 and 2007, respectively, comprised of 681,000 and 632,000 subscribers at $9.95 per month and 90,000 and 83,000 subscribers at $12.95 per month.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. We began operations in Ontario and British Columbia during 1999 and Alberta and Manitoba in 2001. Benefits of the Canadian plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2008 were approximately $8.2 million (including foreign currency translation adjustments) in U.S. dollars compared to $7.6 million collected in 2007 and $6.8 million collected in 2006.

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

     Business Owners' Legal Solutions Plan
     The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides for-profit small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and Membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $69 to $150 ($175 in Canada) depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 44 states and three Canadian provinces and represented approximately 5.4%, 5.3% and 5.1% of our Membership fees during 2008, 2007 and 2006, respectively.

     Commercial Driver Legal Plan
     The  Commercial  Driver  Legal  Plan  is  designed   specifically  for  the
professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. This plan provides coverage by a provider law firm for persons who drive a commercial vehicle. This legal service plan is currently offered in 45 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During 2008 this plan accounted for approximately ..8% of Membership fees compared to approximately .9% of Membership fees during 2007 and 2006. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Plans underwritten by us are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 39 states and two Canadian provinces and represented approximately 1.9% of our Membership fees during 2008 compared to approximately 1.8% during 2007 and 2006.

     Comprehensive Group Legal Services Plan
     In late 1999 we introduced the Comprehensive Group plan, designed for the large group employee benefit market. This plan, available in 36 states, provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. Although sales of this plan during the last three years (2,599 Memberships, 2,735 Memberships and 5,892 Memberships during 2008, 2007 and 2006, respectively) are not significant compared to our total Membership sales, we still believe this plan improves our competitive position in the large group market. We continue to emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle.

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

     Approximately 96% of provider law firms, representing more than 99% of our legal service members, are connected to us via high-speed digital links to our management information systems, thereby providing real-time monitoring capability. This online connection offers the provider law firm access to specially designed software developed by us for administration of legal services by the firm. These systems provide statistical reports of each law firm's activity and performance and allow virtually all of the members served by provider law firms to be monitored on a near real-time basis. The few provider law firms that are not online with us typically have a small Membership base and must provide various weekly reports to us to assist in monitoring the firm's service level. The combination of the online statistical reporting and weekly service reports for smaller provider law firms allows quality control monitoring of over 15 separate service delivery benchmarks. In addition, we regularly conduct extensive random surveys of members who have used the legal services of a provider law firm. We survey members in each state every 60 days, compile the results of such surveys and provide the provider law firms with copies of each survey and the overall summary of the results. If a member indicates on a survey the service did not meet their expectation, the member is contacted as soon as possible to resolve the issue.

     Each month, provider law firms are presented with a comprehensive report of ratings related to our online monitoring, member assistance requests, member survey evaluations, telephone reports and other information developed in connection with member service monitoring. If a problem is detected, we recommend immediate remedial actions to the provider law firms to eliminate service deficiencies. In the event the deficiencies of a provider law firm are not eliminated through discussions and additional training with us, such deficiencies may result in the termination of the provider law firm. We are in constant communication with our provider law firms and meet with them frequently for additional training, to encourage increased communications with us and to share suggestions relating to the timely and effective delivery of services to our members.

     Each attorney member of the provider law firm rendering services must have at least two years of experience as a lawyer, unless we waive this requirement due to special circumstances such as instances when the lawyer demonstrates significant legal experience acquired in an academic, judicial or similar capacity other than as a lawyer. We provide customer service training to the provider law firms and their support staff through on-site training that allows us to observe the individual lawyers of provider law firms as they directly assist the members. Additionally, we provide initial orientation and training for new staff and new attorneys joining the firm via weekly conference calls.

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit us to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a minimum amount of malpractice insurance on each of its attorneys, in an amount not less than $100,000, (d) preclude us from interference with the lawyer-client relationship, (e) provide for periodic review of services provided, (f) provide for protection of our proprietary information and (g) require the firm to indemnify us against liabilities resulting from legal services rendered by the firm. We are precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, we enroll a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without our approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership. As of December 31, 2008, provider law firms averaged approximately 48 employees each and on average are relatively evenly split between support staff and lawyers.

     We have had occasional disputes with provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the provider law firms are owned by us so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, we believe that our relations with provider law firms are generally very good. At the end of 2008, we had provider law firms representing 47 states and four provinces, the same as we had at the end of 2007. During the last three calendar years, our relationships with a total of six provider law firms were terminated by us or the provider law firm. As of December 31, 2008, 36 provider law firms have been under contract with us for more than eight years with the average tenure of all provider law firms being in excess of 10 years.

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

Identity Theft Shield Benefits Provider

     Kroll is one of the world's leading risk consulting companies. For more than 30 years, Kroll has helped companies, government agencies and individuals reduce their exposure to risk and capitalize on business opportunities. Kroll is an operating unit of Marsh & McLennan Companies, Inc., the global professional services firm. With offices in more than 65 cities in the U.S. and abroad, Kroll can scrutinize accounting practices and financial documents; gather and filter electronic evidence for attorneys; recover lost or damaged data from computers and servers; conduct in-depth investigations; screen domestic and foreign-born job candidates; protect individuals, and enhance security systems and procedures. Kroll's clients include many of the world's largest and most prestigious corporations, law firms, academic institutions, non-profit organizations, sovereign governments, government agencies, and high net-worth individuals, entertainers and celebrities. Kroll's seasoned professionals were handpicked and recruited from leading management consulting companies, top law firms, international auditing companies, multinational corporations, special operations forces, law enforcement and intelligence agencies. Kroll also maintains a network of highly trained specialists in cities throughout the world who can respond to global needs 24 hours a day, seven days a week. Over the last four years, Kroll has developed a unique solution for victims of identity theft and this service is now available to our members through the Identity Theft Shield benefit. Similar to the provider law firms, Kroll is paid a fixed fee on a monthly per capita basis to render services to IDT members.

Marketing

     Multi-Level Marketing
     We market Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold. No commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, eight others at December 31, 2008 and December 31, 2007 and nine others at December 31, 2006) who are in the line of associates who directly or indirectly recruited the selling associate. We provide training materials, organize area-training meetings and designate personnel at the home office specially trained to answer questions and inquiries from associates. We offer various communication avenues to our sales associates to keep such associates informed of any changes in the marketing of our Memberships. The primary communication vehicles we utilize to keep our sales associates informed include extensive use of conference calls and e-mail, an interactive voice-mail service, The Connection monthly magazine, an interactive voice response system and our website, prepaidlegal.com.

     Multi-level marketing is primarily used for marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective members and has the potential of attracting a large number of sales personnel within a short period of time. Our marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 74% of our Memberships in force at December 31, 2008, compared to 75% at December 31, 2007 and 76% at December 31, 2006. Although other means of payment are available, approximately 73% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     Group marketing
     Our marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit our sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what we perceive to be a growing interest among employers in the value of providing legal and identity theft service plans to their employees. Memberships sold through employee groups constituted approximately 26% of total Memberships in force at December 31, 2008, compared to 25% and 24% at December 31, 2007 and 2006, respectively. Most employee group Memberships are sold to school systems, governmental entities and businesses. We emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle. No group accounted for more than 1% of our consolidated revenues from Memberships during 2008, 2007 or 2006. Substantially all group Memberships are paid on a monthly basis. We are active in legislative lobbying efforts to enhance our ability to market to public employee groups and to encourage Congress to reenact legislation to permit legal service plans to qualify for pre-tax payments under tax qualified employee cafeteria plans.

     Affirmative Defense Response System
     We developed the Affirmative Defense Response System ("ADRS") to provide businesses and their employees a way to minimize their risk in regard to identity theft by encouraging businesses to take proactive measures to protect non-public information. Once our sales associates have been through the required training, they can begin to offer businesses the forms they will need and the education their employees will require to take reasonable and affirmative steps to reduce the harm and risk of having a breach of non-public information. We encourage businesses to host mandatory employee meetings and training sessions on identity theft and privacy compliance. At such meetings, our associates will provide the employees of the business an opportunity to purchase our legal service and identity theft plans. Since our Identity Theft Shield provides identity restoration benefits and our legal plans provide help on related issues, we believe the majority of the time in restoring an employee's identity is covered by our plan and therefore is not done on company time or at company expense. We believe our suite of services including our legal plan, the Legal Shield and the Identity Theft Shield provide employees assistance in every phase of identity theft - before, during and after the crime occurs. The ADRS was developed to enhance our group marketing efforts and we intend to continue to utilize this program in 2009.

     General
     Sales associates are generally engaged as independent contractors, are provided with training materials and are given the opportunity to participate in our training programs. Sales associates are required to complete a specified training program prior to marketing our Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by us prior to use. At December 31, 2008, we had 425,018 "vested" sales associates compared to 442,361 and 444,499 "vested" sales associates at December 31, 2007 and 2006, respectively. A sales associate is considered to be "vested" if he or she has personally sold at least three new Memberships per quarter or if he or she retains a personal Membership. A vested associate is entitled to continue to receive commissions on prior sales after all previous commission advances have been recovered. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. During 2008, we had 81,731 sales associates who personally sold at least one Membership, of which 43,674 (53%) made first time sales. During 2007 and 2006 we had 90,123 and 90,206 sales associates producing at least one Membership sale, respectively, of which 49,117 (55%) and 49,955 (55%), respectively, made first time sales. During 2008, we had 6,996 sales associates who personally sold more than ten Memberships compared to 9,047 and 8,858 in 2007 and 2006, respectively. A substantial number of our sales associates market our Memberships on a part-time basis only. For the year 2008, new sales associates enrolled decreased 18% to 122,255 with an average enrollment fee of $72 from the 148,802 enrolled in 2007 with an average enrollment fee of $57.

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

     Regional Vice Presidents
     Prior to January 1, 2007, we had a group of approximately 115 employees that served as Regional Vice Presidents ("RVPs") and were responsible for associate activity in given geographic regions and had the ability to appoint independent contractors as Area Coordinators within the RVP's region. Effective January 1, 2007, we dramatically revamped this program by reducing the number of RVPs from approximately 115 to 15; eliminated the employee relationship of the RVPs so that all are independent contractors; significantly increased both the size of their regions and the commission override percentages that can be earned by the RVPs; put in place additional bonus compensation available based on growth in their assigned regions; replaced the previous large number of Area Coordinators with substantially fewer Regional Managers appointed by the RVPs; created commission overrides than can be earned by the Regional Managers in their regions and created a new class of appointees, Certified Meeting Coordinators that are appointed by the Regional Managers. Additionally, we have significantly increased the frequency of communications between us and the RVPs and the frequency and the amount of reporting both from and to, the RVPs. At December 31, 2008, we had 28 RVPs assigned.

     The RVP/Regional Manager/Certified Meeting Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and us. New products, incentives and initiatives will be channeled through the RVPs.

     Pre-Paid Legal Benefits Association
     The PPL Benefits Association ("PPLBA") was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this Association is open to sales associates that reach a certain level within our marketing programs who also maintain an active personal legal services Membership. The PPLBA is a separate association not owned or controlled by us and is governed by an 8 member Board of Directors, including four officer positions. None of the officers or directors of the PPLBA serve in any such capacity with us. The PPLBA employs a Director of Associate Benefits paid by the Association. Affinity programs available to members of the PPLBA include credit cards, long-distance, wireless services, vehicle purchasing services, safety trip plan, mortgage and real estate assistance and a travel club. As determined by its Board of Directors, some of the revenue generated by the PPLBA through commissions from vendors of the benefits and affinity programs or contributed to the Association by us may be used to make open-market purchases of our stock for use in stock bonus awards to Association members based on criteria established from time to time by the Board of Directors of the PPLBA. Since inception and through December 31, 2008, approximately 45,900 shares were purchased by the PPLBA for awards to its members. The PPLBA awarded approximately 1,900, 2,075 and 3,000 shares of stock to Association members representing the 2008, 2007 and 2006 stock bonus awards, respectively.

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

     We have a cooperative marketing agreement with Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of Citigroup, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. Although these Memberships were sold by PFS representatives, we have a direct billing and service relationship with the members. The PFS cooperative marketing agreement resulted in approximately 24,000 new Membership sales during 2008 compared to 25,000 and 26,000, respectively for 2007 and 2006.

     We have had limited success with cooperative marketing arrangements in the past and are unable to predict with certainty what success we will achieve, if any, under our existing or future cooperative marketing arrangements.

Operations

     Our corporate operations involve Membership application processing, member-related customer service, and various associate-related services including commission payments, receipt of Membership fees, related general ledger accounting, human resources, internal audit and managing and monitoring the provider law firm relationships.

     We utilize a management information system to control operations costs and monitor benefit utilization. Among other functions, the system evaluates benefit claims, monitors member use of benefits and monitors marketing/sales data and financial reporting records. Our dominant concerns in the architecture of private networks and web systems include security, scalability, and capacity to accommodate peak traffic and business continuity in the event of a disaster. We believe our management information system has substantial capacity to accommodate increases in business data before substantial upgrades will be required. We believe this excess capacity will enable us to experience a significant increase in the number of members serviced with less than a commensurate increase of administrative costs.

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

Competition

     We compete in a variety of market segments in the legal service plan industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. Our competitors with a national presence would include Hyatt Legal Plans (a MetLife company), ARAG(R) North America and Legal Services Plan of America (a GE Money company, formerly the Signature Group). Most of these concentrate their marketing to larger employer groups and offer open panel plans.

     There are many entities offering some level of benefits related to identity theft, credit monitoring, etc. Most of the credit repositories offer some type of fee based services to the public as well as many financial institutions and independent companies such as LifeLock. Most of these entities are focused on credit monitoring rather than identity theft restoration. We believe our identity theft restoration product is unique due to the combination of our identity theft restoration partner (Kroll) and our provider law firms.

     If a greater number of companies seek to enter the legal service plan market or offer more comprehensive identity theft solutions, we will experience increased competition in the marketing of our Memberships. However, we believe our competitive position is enhanced by our actuarial database, the combination of our existing network of provider attorney law firms and Kroll and our ability to tailor products to suit various types of distribution channels or target markets. We believe that no other competitor has the ability to monitor the customer service aspect of the delivery of legal services to the same extent we do. Finally, we have intentionally concentrated our group marketing to small employer groups. Serious competition is most likely from companies with significant financial resources and advanced marketing techniques.

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

     As of December 31, 2008, we or one of our subsidiaries were marketing new Memberships in 37 jurisdictions that require no special licensing. Our subsidiaries serve as operating companies in 17 jurisdictions that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services, Inc. of Florida ("PPLSIF") and Legal Service Plans of Virginia, Inc. ("LSPV"). Of our total Memberships in force as of December 31, 2008, 38% were written in jurisdictions that subject us or one of our subsidiaries to insurance or specialized legal expense plan regulation (27% written through our subsidiaries). We are actively working with regulators in the various states in which our subsidiaries are regulated as insurance to explore other regulatory alternatives to eliminate some of the agent licensing or financial and marketing regulation that is prevalent in the insurance industry.

     We sell Memberships in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. The Memberships we currently market in such provinces do not constitute an insurance product and therefore are exempt from insurance regulation.

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

     We are required to register and file reports with the Oklahoma Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and us or any other subsidiary must be at arm's-length with consideration for the adequacy of PPLCI's surplus, and may require prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI to us requires approval of the Oklahoma Insurance Commissioner. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. During 2008, PPLCI declared and after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $14.9 million compared to the $7.4 million and $13.4 million paid to us during 2007 and 2006, respectively. Any change in our control, defined as acquisition by any method of more than 10% of our outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI operates provide for comparable registration and regulation of us.

     Certain states have enacted special licensing or regulatory requirements designed to apply only to companies offering legal service products. These states most often follow regulations similar to those regulating casualty insurance providers. Thus, the operating company may be expected to comply with specific minimum capitalization and unimpaired surplus requirements; seek approval of forms, Memberships and marketing materials; adhere to required levels of claims reserves, and seek approval of premium rates and agent licensing. These laws may also restrict the amount of dividends paid to us by such subsidiaries. PPLSIF is subject to restrictions of this type under the laws of the State of Florida, including restrictions with respect to payment of dividends to us. At January 1, 2009, none of PPLCI, PPLSIF or LSPV had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. LSPV declared and paid us a $4.1 million dividend during 2008 compared to $1.6 million during 2007 and $3.7 million during 2006.

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

Employees

     At December 31, 2008, we employed 801 individuals on a full-time basis, exclusive of independent agents and sales associates who are not employees. None of our employees are represented by a union. We consider our employee relations generally to be very good.

Foreign Operations

     We have operations in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $8.7 million in U.S. dollars during 2008 compared to $7.9 million and $7.1 million in 2007 and 2006, respectively. In addition, we incur expenses in Canada in relation to these revenues. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded negative foreign currency translation adjustments of $2.0 million during 2008 and have a cumulative negative foreign currency translation adjustment balance of $425,000 at December 31, 2008. These amounts are subject to dramatic change in conjunction with the relative values of the Canadian and U.S. dollars.

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


ITEM 1A. RISK FACTORS
---------------------

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

     Our future results may be adversely affected if Membership persistency or renewal rates are lower than our historical experience.
     We have over 25 years of actual historical experience to measure the expected retention of new members. These retention rates could be adversely affected by the quality of services delivered by provider law firms, the existence of competitive products or services, our ability to provide administrative services to members or other factors. If our Membership persistency or renewal rates are less than we have historically experienced, our cash flow, earnings and growth rates could be adversely affected.

     We may not be able to grow Memberships and revenues at the same rate as we have historically experienced and have recently experienced declines in new Membership sales and associate recruitment.
     Our year end active Memberships decreased 1.1% from December 31, 2007 to December 31, 2008, increased 2.4% during 2007 and remained virtually unchanged during 2006. Changes in net income for the same three years were 18%, (1%) and 45%, respectively. In years prior to 2004, we were able to grow Memberships more significantly. Our ability to grow Memberships and revenues is substantially dependent upon our ability to expand or enhance the productivity of our sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that we will be able to achieve increases in Membership and revenue growth comparable to our historical growth rates.

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

     We may have compromises of our information security.
     We collect and store certain personal information that our members and sales associates provide to purchase products or services, enroll in certain programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our employees, members and sales associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as member and sales associate credit card numbers. We cannot provide assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms or systems that we use to protect customer transaction data. Despite these instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. A breach of our security system resulting in member, sales associate or employee personal information being obtained by unauthorized persons could adversely affect our reputation, disrupt our operations and expose us to claims from employees, members, sales associates, financial institutions, payment card associations and other persons, which could have a material adverse effect on our business, financial condition and results of operations. We may not comply with requirements placed on us by payment card associations or other financial processors. In addition, our online operations at www.prepaidlegal.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.

     During a downturn in the economy, consumer purchases of discretionary items may be affected, which could materially harm our sales, retention rates, profitability and financial condition.
     Although we believe our products and services can greatly assist our members during these challenging economic times, consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and such decline may impact sales and retention of our products should potential members have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

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

     Our stock price may be affected by short sellers of our stock.
     As of January 31, 2009, the New York Stock Exchange reported that approximately 1.5 million shares of our stock were sold short, which constitutes approximately 14% of our outstanding shares and 20% of our public float. During 2008, the number of shares sold short was as high as 1.9 million and represented one of the largest short interest positions of any New York Stock Exchange listed company in terms of the number of average trading days it would take to cover the short positions. Short sellers expect to make a profit if our shares decline in value. We have been the subject of a negative publicity campaign from several known sources of information who support short sellers. The existence of this short interest position may contribute to volatility in our stock price and may adversely affect the ability of our stock price to rise if market conditions or our performance would otherwise justify a price increase.

     We have not been able to significantly increase our employee group Membership sales.
     Our success in growing Membership sales is dependent in part on our ability to market to employee groups. At December 31, 2008, group memberships represented 26% of total Memberships compared to 25% at December 31, 2007 and 24% at December 31, 2006. Adverse publicity about us may affect our ability to market successfully to employee groups, particularly larger groups. There is no assurance that we will be able to increase our group business.


ITEM 1B. UNRESOLVED STAFF COMMENTS.
-----------------------------------
None.


ITEM 2.  PROPERTIES.
--------------------

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

     Our headquarters contains two long bars of open office area designed to serve as podiums, which stretch east from the northern and southern edges of the tower. Two and three stories high respectively, the podiums house the call centers and Information Technology departments. Only 60 feet across, they are designed to ensure that employees are never more than thirty feet from a source of daylight. Shared corporate services -- including a 650-seat auditorium, dining hall, exercise facility, and a connecting corridor containing a company history gallery -- are located at the east end of the bars, creating a central courtyard. The courtyard features a reflecting pool and a 12-foot bronze sculpture of our logo, the Lady of Justice, a universal symbol of justice. The building's main entrance welcomes our frequent visitors, celebrates our history, and is designed to convey the tradition of civic judicial buildings. Although we substantially occupy our current facility, the building is designed to expand over time without negatively impacting the site layout or the building concept and we emphasized the use of modular furnishings to provide enhanced flexibility. We placed importance on the goal of providing each employee with an excellent work environment.

     Additionally, we fully utilize another distribution facility located about two miles from our new offices and containing approximately 17,000 square feet of office and warehouse and shipping space. Our previous headquarters of approximately 40,000 square feet and two other buildings containing approximately 18,600 combined square feet located adjacent to the distribution facility are now primarily used as disaster recovery, or business continuity, sites as well as storage locations.

     During January 2006, we acquired an additional 40,000 square foot building in Duncan, Oklahoma for $1 million. We completely refurbished the space at an additional cost of $3.4 million, resulting in total capitalized cost of $4.4 million, which was funded from existing resources. We moved from space previously leased to the completely refurbished and redesigned space with redundant infrastructure components in July 2006 and currently have approximately 130 customer service representatives in the facility but have the capacity to accommodate 350 employees.

     In addition to the property described above that we own, we opened an additional Customer Care facility in Antlers, Oklahoma during March 2000, in building space provided by the City of Antlers. In conjunction with a rural economic development program coordinated by the City of Antlers, a new facility was built at no cost to us that can accommodate approximately 100 customer service representatives. We leased the facilities from the City of Antlers upon completion of the construction in November 2002 and currently have approximately 60 customer service representatives in the facility.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 13, "Commitments and Contingencies," of this document, and should be considered an integral part of Part I, Item 3, "Legal Proceedings."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     We did not submit any matters to a vote of our stockholders during the fourth quarter of 2008.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES.
         ------------------------------------------

Market Price of and Dividends on the Common Stock

     At February 19, 2009, there were 1,461 holders of record (including brokerage firms and other nominees) of our common stock, which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange.

                                                       High       Low
                                                       ----       ---
2009:
  1st Quarter (through February 19)...............    $ 38.06    $ 30.65
2008:
  4th Quarter.....................................    $ 41.58    $ 30.01
  3rd Quarter.....................................      45.59      39.25
  2nd Quarter.....................................      48.65      39.45
  1st Quarter.....................................      57.50      42.34
2007:
  4th Quarter.....................................    $ 62.39    $ 48.88
  3rd Quarter.....................................      71.49      39.50
  2nd Quarter.....................................      66.34      48.89
  1st Quarter.....................................      60.66      37.68

     No dividends were declared in 2008, 2007 or 2006. It is anticipated that earnings generated from our operations will be used to finance our growth, to continue to purchase shares of our stock, to retire existing debt and possibly pay cash dividends. Our ability to pay dividends is dependent in part on our ability to derive dividends from our subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. PPLSIF and LSPV are similarly restricted pursuant to their respective insurance laws. The following table reflects subsidiary dividends during the last three years:

                                                         Dividends Paid
                                        --------------------------------------------------------------    Expected Dividends
        Regulated Subsidiary                    2008               2007                2006                    1/1/2009
-------------------------------------   ------------------  -------------------   --------------------    ------------------
Pre-Paid Legal Casualty, Inc.             $  14.9 million     $  7.4 million        $ 13.4 million              $   -
Legal Service Plans of Virginia               4.1 million        1.6 million                -                       -


     At December 31, 2008 the amount of restricted net assets of consolidated subsidiaries was $24.2 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.



Recent Sales of Unregistered Securities
         None.


Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock in the open market during the fourth quarter of 2008.


                                                                           Total Number of        Maximum Number of
                                                                         Shares Purchased as     Shares that May Yet
                                                                          Part of Publicly        Be Purchased Under
                            Total Number of      Average Price Paid      Announced Plans or          the Plans or
        Period             Shares Purchased           per Share              Programs                Programs (1)
-----------------------    ----------------    ----------------------    --------------------    ---------------------
October 2008...........           12,287               $  36.20                 12,287                462,739
November 2008..........           55,201                  35.13                 55,201                407,538
December 2008..........          153,278                  35.16                153,278                254,260
Total..................    ----------------    ----------------------    --------------------
                                 220,766               $  35.21                220,766
                           ----------------    ----------------------    --------------------
-----------

     (1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock in the open market. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 15 million shares. The most recent authorization was for 1 million additional shares on February 18, 2009 which is not reflected in the year-end table above. There has been no time limit set for completion of the repurchase program.



Shareholder Return Performance Graph

     The following graph compares the cumulative total shareholder returns of our Common Stock during the five years ended December 31, 2008 with the cumulative total shareholder returns of the Russell 2000 Index and the Hemscott, Inc. Personal Services industry index. The comparison assumes an investment of $100 on January 1, 2004 in each of our Common Stock, the Russell 2000 Index and Hemscott's Personal Services industry index and that any dividends were reinvested.



                                  12/31/2003     12/31/2004     12/31/2005     12/31/2006     12/31/2007     12/31/2008
                                  ----------     ----------     ----------     ----------     ----------     ----------
Pre-Paid Legal Services, Inc.         100.00         145.71         150.74         154.37         218.35         147.11
Personal Services                     100.00         105.62         109.98         121.22         123.97          80.32
Russell 2000 Index                    100.00         117.49         121.40         142.12         135.10          88.09




ITEM 6.    SELECTED FINANCIAL DATA.
-----------------------------------

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

                                                                                Year Ended December 31,
                                                             ----------------------------------------------------------------
                                                                 2008         2007        2006         2005          2004
                                                             ----------- ------------ ------------- ------------ ------------
Income Statement Data:                                           (In thousands, except ratio, per share and Membership
                                                                                       amounts)
  Revenues:
    Membership fees......................................    $  436,778  $  427,428   $  412,200    $  389,255   $  355,461
    Associate services...................................        23,534      25,112       26,857        28,963       24,901
    Other................................................         4,177       4,549        4,967         5,162        5,575
                                                             ----------- ------------ ------------- ------------ ------------
      Total revenues.....................................       464,489     457,089      444,024       423,380      385,937
                                                             ----------- ------------ ------------- ------------ ------------
  Costs and expenses:
    Membership benefits..................................       150,318     148,792      145,771       137,150      122,280
    Commissions..........................................       126,758     130,593      126,762       141,631      118,757
    Associate services and direct marketing..............        23,582      28,875       29,493        30,453       29,325
    General and administrative expenses..................        53,021      50,474       50,078        49,015       43,742
    Other, net...........................................        13,413      13,841       12,232        10,456        9,578
                                                             ----------- ------------ ------------- ------------ ------------
      Total costs and expenses...........................       367,092     372,575      364,336       368,705      323,682
                                                             ----------- ------------ ------------- ------------ ------------

Income before income taxes...............................        97,397      84,514       79,688        54,675       62,255
Provision for income taxes...............................        37,225      33,312       27,890        18,863       21,478
                                                             ----------- ------------ ------------- ------------ ------------
Net income...............................................    $   60,172  $   51,202    $  51,798    $   35,812   $   40,777
                                                             ----------- ------------ ------------- ------------ ------------


Basic earnings per common share..........................        $ 5.05      $ 3.89       $ 3.54        $ 2.31       $ 2.50
                                                             ----------- ------------ ------------- ------------ ------------

Diluted earnings per common share........................        $ 5.04      $ 3.88       $ 3.51        $ 2.29       $ 2.48


Dividends declared per common share......................    $     -     $     -      $     -       $      .60   $      .50

Weighted avg. number of common shares outstanding - basic        11,916      13,151       14,642        15,470       16,313
Weighted avg. number of common shares outstanding - diluted      11,934      13,197       14,739        15,652       16,458


Membership Benefits Cost and Statistical Data:
  Membership benefits ratio (1)...........................       34.4%        34.8%       35.4%          35.2%        34.4%
  Commissions ratio (1)...................................       29.0%        30.6%       30.8%          36.4%        33.4%
  General and administrative expense ratio (1)............       12.1%        11.8%       12.1%          12.6%        12.3%
  Commission cost per new Membership sold.................   $     229    $     213   $     207     $   0  202   $      190
  New Memberships and stand-alone IDT plans sold..........     552,327      612,096     612,726        700,727      624,525
  Period end Memberships and stand-alone IDT plans in        1,559,154    1,575,802   1,538,740      1,542,789    1,451,700
force
  New add-on IDT memberships sold.........................     344,869      381,419     389,157        441,108      335,792
  Period end add-on IDT memberships in                         680,862      631,910     540,253        461,094      283,889
  force..............
  Average annual Membership fee...........................   $     301    $     298   $     293     $      287   $      274
Cash Flow Data:
Net cash provided by operating activities.................      64,317       67,178      54,385         50,131       47,263
Net cash (used in) provided investing activities..........      (4,411)      30,064     (52,613)       (15,545)     (11,322)
Net cash used in financing  activities....................     (58,319)     (84,332)    (23,698)       (26,601)     (31,428)
Balance Sheet Data:
  Total assets............................................   $ 162,843    $ 167,632   $ 188,547     $  164,865   $   146,064
  Total liabilities.......................................     131,036      149,793     157,687        113,471       114,617
  Stockholders'                                                 31,807       17,839      30,860         51,394        31,447
  equity....................................
Income Statement Data:
  Depreciation and amortization expense...................   $   8,756    $   8,532   $   8,260     $    7,489   $     7,709
  Interest expense........................................       4,221        6,678       5,726          2,682         1,990
-----------

(1) The Membership benefits ratio, the commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

Overview of the Our Financial Model
     We are in one line of business - the marketing of legal expense and other complimentary plans through a multi-level marketing force to individuals and a direct sales force to employee groups. Our principal revenues are derived from Membership fees, and to a much lesser extent, revenues from marketing associates. Our principal expenses are commissions, Membership benefits, associate services and direct marketing costs and general and administrative expense. The following table reflects the changes in these categories of revenues and expenses in the last three years (dollar amounts in 000's):

                                                        %                              %                            %
                                                      Change                         Change                      Change
                                          % of        from                % of       from              % of       from
                                          Total       Prior               Total      Prior             Total      Prior
Revenues:                         2008     Revenue    Year      2007     Revenue     Year     2006    Revenue     Year
                               ---------  ---------  ------  ---------  ----------  ------ --------- ---------  ---------
  Membership fees............  $ 436,778      94.0      2.2  $ 427,428      93.5      3.7   $412,200      92.8      5.9
  Associate services.........     23,534       5.1     (6.3)    25,112       5.5     (6.5)    26,857       6.1     (7.3)
  Other......................      4,177       0.9     (8.2)     4,549       1.0     (8.4)     4,967       1.1     (3.8)
                               ---------  ---------  ------  ---------  ----------  ------ --------- ---------  ---------
                                 464,489     100.0      1.6    457,089     100.0      2.9    444,024     100.0      4.9
                               ---------  ---------  ------  ---------  ----------  ------ --------- ---------  ---------
Costs and expenses:
  Membership benefits........    150,318      32.4      1.0    148,792      32.6      2.1    145,771      32.8      6.3
  Commissions................    126,758      27.3     (2.9)   130,593      28.6      3.0    126,762      28.6    (10.5)
  Associate services and
    direct marketing.........     23,582       5.1    (18.3)    28,875       6.3     (2.1)    29,493       6.6     (3.2)
  General and administrative.     53,021      11.4      5.0     50,474      11.0      0.8     50,078      11.3      2.2
  Other, net.................     13,413       2.9     (3.1)    13,841       3.0     13.2     12,232       2.8     17.0
                               ---------  ---------  ------  ---------  ----------  ------ --------- ---------  ---------
                                 367,092      79.1     (1.5)   372,575      81.5      2.3    364,336      82.1     (1.2)
                               ---------  ---------  ------  ---------  ----------  ------ --------- ---------  ---------
Provision for income taxes...     37,225       8.0     11.7     33,312       7.3     19.4     27,890       6.3     47.9
                               ---------  ---------  ------  ---------  ----------  ------ --------- ---------  ---------

Net Income...................  $  60,172      12.9     17.5  $  51,202      11.2     (1.2)  $ 51,798      11.6     44.6
                               ---------  ---------  ------  ---------  ----------  ------ --------- ---------  ---------

The following table reflects certain data concerning our Membership sales and associate recruiting:

                                                                      % Change                % Change
                                                                        from                    from
New Memberships:                                             2008     Prior Year     2007     Prior Year     2006
----------------                                          ----------  ----------  ----------  ----------  ----------
New legal service Membership sales....................      521,522       (8.6)     570,637        (2.4)     584,408
New "stand-alone" IDT Membership sales................       30,805      (25.7)      41,459        46.4       28,318
                                                          ----------  ----------  ----------  ----------  ----------
         Total new Membership sales...................      552,327       (9.8)     612,096        (0.1)     612,726
                                                          ----------  ----------  ----------  ----------  ----------
New "add-on" IDT Membership sales.....................      344,869       (9.6)     381,419        (2.0)     389,157
Average annual Membership fee.........................      $324.52        1.0      $321.18        (2.2)     $328.36
Active Memberships:
Active legal service memberships at end of period.....    1,469,315       (1.5)   1,492,341         1.3    1,473,710
Active "stand-alone" IDT memberships at end of period.       89,839        7.6       83,461        28.3       65,030
                                                          ----------  ----------  ----------  ----------  ----------
         Total active memberships at end of period....    1,559,154       (1.1)   1,575,802         2.4    1,538,740
                                                          ----------  ----------  ----------  ----------  ----------
Active "add-on" IDT memberships at end of period......      680,862        7.7      631,910        17.0      540,253
New Sales Associates:
New sales associates recruited........................      122,255      (17.8)     148,802       (14.0)     172,999
Average enrollment fee paid by new sales associates...       $71.53       26.0       $56.75        14.2       $49.69

Average Membership fee in force:
Average Annual Membership fee.........................      $300.80        1.1      $297.62         1.6      $293.00

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

     Membership benefits expense is primarily determined by the number of active Memberships and the per capita contractual rate that exists between us and our benefits providers. During the last five years has been and is expected to continue to be a relatively consistent percentage of Membership revenues of approximately 34%-35%. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. We expense advance commissions ratably over the first month of the related Membership. The level of commission expense in relation to Membership revenues varies depending on the level of new Memberships written and is expected to be higher when we experience increases in new Membership sales. During the last five years this percentage has ranged from approximately 29% to 36% of Membership revenues. Associate services and direct marketing expenses are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to our eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the incentive award program qualifications. General and administrative expenses are expected to trend up in terms of dollars, but remain relatively constant as a percent of Membership fees. During the past five years, general and administrative expenses have ranged from 12% to 13% of Membership fees.

     The primary benchmarks monitored by us throughout the various periods include the number of active Memberships and their related retention characteristics, the number of new Memberships written and the number of new associates enrolled.

     Although we have grown our Membership fees in each of the past 16 years, the rate of growth has not been one we find acceptable. We believe however, that our current product design, pricing parameters and business model are generally appropriate and we have no immediate plans to change these fundamental sectors. Our focus during 2009 will continue to be on improved training of our associates, enhancing the quality of sales tools provided to new and existing associates, providing incentives for associates to write consistent, quality business and continued emphasis on improving the basic retention characteristics of our Memberships.

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

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis. The majority of our Memberships that pay us via credit card or automatic bank draft pay us in advance. At December 31, 2008, approximately 69% of our legal service Memberships and our IDT Memberships were paid in advance and, therefore, those payments are deferred and recognized over their respective periods. At December 31, 2008 the deferred revenue associated with the Membership fees was $21.1 million which is classified as a current liability.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as revised by SEC Staff Accounting Bulletin No. 104. At December 31, 2008 the deferred revenue associated with the Membership enrollment fees was $4.8 million, of which $2.0 million was classified as a current liability. We compute the expected Membership life using more than 25 years of actuarial data as explained in more detail in "Measures of Membership Retention" below. At December 31, 2008, management computed the expected Membership life to be approximately three years, which is unchanged from year end 2007. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force including a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $72, $57 and $50 for 2008, 2007 and 2006, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $13) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2008 is estimated to be approximately five months, which is unchanged from year end 2007. At December 31, 2008, the deferred revenue associated with sales associate enrollment fees was $764,000, which is classified as a current liability. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms ($7.0 million deferred at December 31, 2008 which is classified as a current asset) and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments, and were $4.8 million at December 31, 2008, of which $2.0 million is classified in current assets. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments, and were $699,000 at December 31, 2008, and are classified as a current asset. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue as discussed above. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, associate introduction kits, associate incentive programs, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention).

     Commissions to Associates
     Prior to March 1, 1995, our commission program provided for advance commission payments to associates of approximately 70% of first year Membership fees on new Membership sales and commissions were earned by the associate at a rate of approximately 16% in all subsequent years. Beginning with new Memberships written after March 1, 1995, we implemented a level commission schedule of approximately 27% per annum with up to a three-year advance commission payment. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, we returned to a differential commission structure with rates of approximately 80% of first year Membership fees on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the first 12 month Membership retention rate of the associate's personal sales and those of his organization. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to a three year commission advance or the differential commission structure with a one year commission advance.

     Prior to January 1997 we advanced commissions at the time of sale of all new Memberships. In January 1997, we implemented a policy whereby the associate received only earned commissions on the first three sales unless the associate met specified criteria. For all sales beginning with the fourth Membership or all sales made by an associate who met the specified criteria, advance commission payments were made at the time of sale of a new Membership. Beginning April 1, 2007, we began advancing commissions at the time of sale of all new Memberships. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to one-year commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is nine, the overall initial advance may be paid to approximately 30 different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate's unearned advance commission balance to us.

     Although prior to March 1, 2002, we advanced our sales associates up to three years commission when a Membership was sold and subsequent to March 1, 2002, up to one year commission, the average commission advance paid to our sales associates as a group is actually less than the maximum amount possible because some associates choose to receive less than a full advance and we pay less than a full advance on some of our specialty products. In addition, we may from time to time place associates on a less than full advance basis if there are problems with the quality of the business being submitted or other performance problems with an associate. Additionally, we do not advance commissions on certain categories of group business which have historically demonstrated below average retention characteristics. Also, any residual commissions due an associate (defined as commission on an individual Membership after the advance has been earned) are retained to reduce any remaining unearned commission advance balances prior to being paid to that sales associate. For those associates that have made at least 10 personal sales, opened at least one group and personally write 15% or more of their organizational business, 15% of their commissions are set aside in individual reserve balance accounts, further reducing the amount of advance commissions. The average commission advance paid as a percentage of the maximum advance possible pursuant to our commission structures was approximately 88%, 82% and 78% during 2008, 2007 and 2006, respectively. The commission cost per new Membership sold has increased over the prior year by 8%, 3% and 2% for 2008, 2007 and 2006, respectively, and varies depending on the compensation structure that is in place at the time a new Membership is sold, the monthly Membership fee of the Membership sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the Membership sale. Should we add additional products, such as the Identity Theft Shield described above or add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates, the commission cost per new Membership will increase accordingly.

     We expense advance commissions ratably over the first month of the related Membership. At December 31, 2008, advance commissions deferred were $5.3 million and included as a current asset. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates for the following years ended December 31 were:

                                                                        2008            2007            2006
                                                                    ------------    ------------    -------------
                                                                                 (Amounts in 000's)
Beginning unearned advance commission balances (1)..................$   184,531     $   188,647     $   195,792
Advance commissions, net of chargebacks and other....................   120,908         126,880         121,737
Earned commissions applied...........................................  (127,496)       (126,836)       (124,983)
Advance commission write-offs........................................    (3,572)         (4,160)         (3,899)
                                                                    ------------    ------------    -------------
Ending unearned advance commission balances before estimated
  unrecoverable balances (1).........................................   174,371         184,531         188,647
Estimated unrecoverable advance commission balances (1)..............   (44,526)        (42,850)        (40,091)
                                                                    ------------    ------------    -------------
Ending unearned advance commission balances, net (1)............... $   129,845     $   141,681     $   148,556
                                                                    ------------    ------------    -------------

     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission balances, net, above includes net unearned advance commission balances of non-vested associates of $62 million, $56 million and $49 million at December 31, 2008, 2007 and 2006, respectively. As such, at December 31, 2008 future commissions and related expense will be reduced as unearned advance commission balances of $68 million are recovered. Commissions are earned by the associate as Membership fees are earned by us, usually on a monthly basis. We reduce unearned advance commission balances or remit payments to associates, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, we, except as described below, generate an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance on Memberships written prior to March 1, 2002, and 100% on any Memberships written thereafter. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three year commission advance and up to 50% chargebacks or the differential commission structure with a one year commission advance and up to 100% chargebacks. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. In order to encourage additional Membership sales, we waived chargebacks for associates that met certain criteria in December 2002 and March 2003, which effectively increased our commission expense. Any remaining unearned advance commission balance may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. We also have reduced chargebacks from 100% to 50% for certain senior marketing associates who have demonstrated the ability to maintain certain levels of sales over specified periods and maintain certain Membership retention levels. We may adjust chargebacks from time to time in the future in order to encourage certain production incentives.

     We have the contractual right to require associates to repay unearned advance commission balances from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission balances are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, we have not demanded repayments of the unearned advance commission balances from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt our relationships with our sales associates. This business decision by us has a significant effect on our cash flow by electing to defer collection of advance payments of which approximately $44.5 million were not expected to be collected from future commissions at December 31, 2008. However, we regularly review the unearned advance commission balance status of associates and will exercise our right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer "vested" because they fail to meet our established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result we have no continuing obligation to individually account to these associates as we do to active associates and are entitled to retain all commission earnings that would be otherwise payable to these terminated associates. We do continue to reduce the unearned advance commission balances for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission balances were less than $1,000 and the average balance was $392 at December 31, 2008.

     Although the advance commissions are expensed ratably over the first month of the related Membership, we assess, at the end of each quarter, on an associate-by-associate basis, the recoverability of each associate's unearned advanced commission balance by estimating the associate's future commissions to be earned on active Memberships. Each active Membership is assumed to lapse in accordance with our estimated future lapse rate, which is based on our actual historical Membership retention experience as applied to each active Membership's year of origin. The lapse rate is based on our more than 25-year history of Membership retention rates, which is updated quarterly to reflect actual experience. We also closely review current data for any trends that would affect the historical lapse rate. The sum of all expected future commissions to be earned for each associate is then compared to that associate's unearned advance commission balance. We estimate unrecoverable advance commission balances when expected future commissions to be earned on active Memberships (aggregated on an associate-by-associate basis) are less than the unearned advance commission balance. If an associate with an outstanding unearned advance commission balance has no active Memberships, the unearned advance commission balance is written off but has no financial statement impact as advance commissions are expensed ratably over the first month of the related Memberships. Refer to "Measures of Member Retention - Expected Membership Life, Expected Remaining Membership Life" for a description of the method used by us to estimate future commission earnings.

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

     Incentive awards payable
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve month period. The incentive awards payable at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. At December 31, 2008, the accrued amount payable was $3.1 million. Changes to any of these assumptions would directly affect the amount accrued but we do not expect any of the significant trends impacting this account to change significantly in the near term.

     Legal Contingencies
     We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on our financial condition or results of operation. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We have established an accrued liability we believe will be sufficient to cover estimated damages in connection with various cases, which at December 31, 2008 was $500,000. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of our lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and we do not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

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

     Investment Policy
     Our investment policy is to some degree controlled by certain insurance regulations, which, coupled with management's own investment philosophy, results in a conservative investment portfolio that is not risk oriented. Our investment purchases consist of investment grade bonds primarily issued by corporations, the United States Treasury, and state and municipal tax-exempt bonds, certificates of deposit, auction rate securities and EURO deposits. We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states.

     Recently Issued Accounting Pronouncements
     Information regarding recently issued accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

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

     All aggregate measures of Membership retention or expected life may be impacted by shifts in the underlying enrollment mix of sub-groups that have different retention rates. A shift in mix alone could, over time, cause an increase in reported aggregate retention measures and expected member life, even if the retention rates within each sub-group do not change. It is important to note that all blended rates discussed here may reflect the impact of such shifts in enrollment mixes. At December 31, 2008, 417,008 of the active 1,559,154 Memberships were also vested associates which represent 27% of the total active Memberships compared to 25% at December 31, 2007 and 26% at December 31, 2006. The following table shows total new Memberships sold during each year and the number and percentage of Memberships sold to persons who are associates.

                Total New        Associate
   Year        Memberships      Memberships         Ratio
  ------       -----------      -----------        -------
   2003          624,525            89,230          14.3%
   2004          700,727           220,290          31.4%
   2006          612,726           134,789          22.0%
   2007          612,096           114,024          18.6%
   2008          552,327            95,327          17.3%


     Variations in Retention over Life of a Membership, Impact on Aggregate Measures
     Measures of member retention also vary significantly by the Membership age. Historically, we have observed that Memberships in their first year have a significantly higher lapse rate than Memberships in their second year, and so on. The following chart shows the historical observed lapse rates and corresponding yearly retention rates as a function of Membership age. For example, 49.3% of all new Memberships lapse during the first year, leaving 50.7% still in force at the end of the first year. More tenured Memberships have significantly lower lapse rates. For example, by year seven lapse rates are under 10% and annual retention exceeds 90%. The following table shows as of December 31, 2008 and 2007 our blended retention rate and lapse rates based on our historical experience for the last 25 years.

                        Membership Retention versus Membership Age
----------------------------------------------------------------------------------------
       As of December 31, 2008                              As of December 31, 2007
------------------------------------                  ----------------------------------
Yearly                                                Yearly
Lapse        Yearly     End of Year      Membership   Lapse      Yearly      End of Year
 Rate     Retention    Memberships        Year         Rate    Retention    Memberships
--------- ----------   ------------   --------------- -------- ----------- -------------
                           100.0             0                                  100.0
    49.3%     50.7%          50.7            1            49.4%    50.6%         50.6
    32.2%     67.8%          34.4            2            32.0%    68.0%         34.4
    23.7%     76.3%          26.2            3            23.0%    77.0%         26.5
    18.1%     81.9%          21.5            4            18.5%    81.5%         21.6
    15.0%     85.0%          18.3            5            14.8%    85.2%         18.4
    12.5%     87.5%          16.0            6            10.3%    89.7%         16.5
     8.5%     91.5%          14.6            7             7.9%    92.1%         15.2


     Membership Persistency
     Our Membership persistency rate is a specific computation that measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus (ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2008, our annual Membership persistency rates, using the foregoing method, have averaged approximately 72.0%.



                Beginning     New Memberships                       Ending
   Year        Memberships                          Total         Memberships     Persistency
  -------      -----------    ---------------    -----------     ------------     -----------
   2003         1,418,997           624,525        2,043,522       1,451,700          71.0%
   2004         1,451,700           700,727        2,152,427       1,542,789          71.7%
   2006         1,542,789           612,726        2,155,515       1,538,740          71.4%
   2007         1,538,740           612,096        2,150,836       1,575,802          73.3%
   2008         1,575,802           552,327        2,128,129       1,559,154          73.3%


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

     Expected Membership Life
     Using historical data through 2008 for all past Members enrolled, the expected Membership life can be computed to be approximately three years. This number represents the average number of years a new Membership can be expected to remain in force. Although about half of all new Memberships may lapse in the first year, the expected Membership life is much longer due to the contribution of higher annual retention rates in subsequent years.

     Since our experience is that the retention rate of a given generation of new Memberships improves with Membership age, the expected remaining Membership life of a Membership also increases with Membership age. For example, while a new Membership may have an expected Membership life of three years, the expected remaining Membership life of a Membership that reaches its first year anniversary is approximately 4.8 years.

     Since the actual population of Memberships in force at any time is a distribution of ages from zero to more than 25 years, the expected remaining Membership life of the entire population at large greatly exceeds four years per Membership. As of December 31, 2008, based on the historical data described above, the current expected remaining Membership life of the actual population is approximately 8.9 years per Membership. This measure is used by us to estimate the future revenues expected from Memberships currently in place.

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

     During 2006, we began providing an additional service focused on Membership retention, Member Advantage Services, to our associates for a one-time fee of $5.95 per Membership. This service consists of several out-bound calls, emails and letters by our employees during the first year of the Membership as well as out-bound calls to the member any time the Membership moves into pre-cancel status throughout the life of the Membership. We verify the Membership data in our files on the very first call and make any necessary changes immediately as well as fully explain the Membership benefits and answer any questions the member may have, essentially reselling the Membership. We provide Provider law firm contact information and make sure the member understands how to contact their Provider. We encourage our members to immediately begin the process of having their will prepared and also help the member begin the credit monitoring process for Identity Theft Shield members. We believe that such efforts may ultimately increase the utilization by members and therefore lead to higher retention rates. We intend to continue to develop programs and initiatives designed to improve retention. At December 31, 2008 approximately 612,000 Memberships were part of our Member Advantage Services.

Results of Operations

     Comparison of 2008 to 2007
     Net income for 2008 increased 18% to $60.2 million from $51.2 million for 2007. Diluted earnings per share for 2008 increased 30% to $5.04 per share from $3.88 per share for the prior year due to increased net income of 18% and an approximate 10% decrease in the weighted average number of outstanding shares.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the average annual fee. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 10% during 2008 to 552,327 from 612,096 during 2007. At December 31, 2008, there were 1,559,154 active Memberships in force compared to 1,575,802 at December 31, 2007, a decrease of 1%. However, the average annual fee per Membership has increased from $298 for all Memberships in force at December 31, 2007 to $301 for all Memberships in force at December 31, 2008, a 1% increase, primarily as a result of an increase in the percentage of members with our Identity Theft Shield Membership. These changes resulted in a 2% increase in Membership fees for 2008 to $436.8 million from $427.4 million for 2007 marking the sixteenth consecutive year of increased Membership revenue.

     Associate services revenue decreased 6% from $25.1 million for 2007 to $23.5 million during 2008 primarily as a result of fewer associates recruited. The eService fees totaled $12.1 million during 2008 compared to $12.4 million for 2007, a decrease of 2%. We recognized revenue from associate fees of approximately $9.2 million during 2008 compared to $9.8 million during 2007, a decrease of 6%. New associates typically pay a fee ranging from $49 to $249, depending on special promotions we implement from time to time. Although the new enrollments of sales associates decreased 18% during 2008 to 122,255 from 148,802 for 2007, the average associate fee paid during 2008 was $72 compared to $57 for 2007, an increase of 26% due to higher average enrollment fees charged to new associates. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will continue to be largely offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue decreased 8%, from $4.5 million to $4.2 million primarily due to the decrease in revenue recognized from Membership enrollment fees.

     Primarily as a result of the increase in Membership fees, total revenues increased to $464.5 million for 2008 from $457.1 million during 2007, an increase of 2%.

     Membership benefits, which primarily represent payments to provider law firms and Kroll, totaled $150.3 million for 2008 compared to $148.8 million for 2007 and represented 34% and 35% of Membership fees, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be slightly reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007 with additional reductions effective beginning January 1, 2008, 2009 and 2010.

     Commissions  to  associates  decreased  3% from $130.6  million for 2007 to
$126.8 million for 2008, and represented 31% and 29% of Membership fees, respectively. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during 2008 totaled 552,327, a 10% decrease from the 612,096 sold during 2007, and the "add-on" IDT Membership sales which are not included in these totals decreased 10% to 344,869 for 2008 from 381,419 for 2007. Although our new Membership fees written during 2008 decreased 10%, commissions to associates declined only 3% due to a change effective April 1, 2007 when we began advancing commissions on the first Membership sale and in June 2008 when we added additional levels (Expansion Bonuses) to our compensation plan.

     Associate services and direct marketing expenses decreased $5.3 million to $23.6 million for 2008 from $28.9 million for 2007. We had a $3.0 million decrease in direct marketing and marketing services costs and a $789,000 decrease in training fees and bonuses and a $949,000 decrease in Player's Club costs. Training fees and bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by us, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2008 and 2007 were $53.0 million and $50.5 million, respectively, and represented 12% of Membership fees for such years. The $2.5 million increase in general and administrative expenses was due to increases in advertising, consultant fees, employee expenses, and legal fees. We had decreases in our bank service charges and telecommunication costs during 2008.

     Other expenses, net, which includes depreciation and amortization, litigation accruals, premium taxes and interest expense reduced by interest income, decreased 3% to $13.4 million for 2008 from $13.8 million for 2007. Depreciation and amortization increased to $8.8 million for 2008 from $8.5 million for 2007. Litigation expense was $906,000 for 2008 compared to $15,000 during 2007. Premium taxes decreased from $1.9 million for 2007 to $1.8 million for 2008. Interest expense decreased to $4.2 million for 2008 compared to $6.7 million for the prior year. Interest income decreased to $2.2 million for 2008 from $3.3 million for 2007.

     The provision for income taxes increased during 2008 to $37.2 million compared to $33.3 million for 2007, representing 38.2% and 39.4%, respectively, of income before income taxes. The 2007 provision included a $2.0 million charge, representing 2.4% of income before income taxes, relating to income taxes for years 2007 and prior. This charge resulted from a clerical error, which we discovered and corrected, in the amount of net operating loss reported in a 2003 state income tax return which resulted in nonpayment of income taxes in that state for several years. The 2008 and 2007 provisions include state income taxes of $3.8 million and $3.2 million, respectively, net of federal benefits, representing 4.0% and 3.8%, respectively, of income before income taxes.

     Comparison of 2007 to 2006
     Net income for 2007 decreased 1% to $51.2 million from $51.8 million for 2006. Diluted earnings per share for 2007 increased 11% to $3.88 per share from $3.51 per share for the prior year due to decreased net income of 1% and an approximate 10% decrease in the weighted average number of outstanding shares. Membership revenues for 2007 were up 4% to $427.4 million from $412.2 million for the prior year marking the fifteenth consecutive year of increased Membership revenue.

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

     Associate services and direct marketing expenses decreased $600,000 to $28.9 million for 2007 from $29.5 million for 2006. We had a $500,000 decrease in direct marketing and marketing services costs and a $1.1 million decrease in training fees and bonuses partially offset by a $900,000 increase in Player's Club costs. Training fees and bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by us, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2007 and 2006 were $50.5 million and $50.1 million, respectively, and represented 12% of Membership fees for such years. Decreases in the 2007 period were attributable primarily to reclassification of $3.8 million of state income taxes to the provision for income taxes. For 2006 we recorded state income taxes of $2.7 million. This $2.7 million reduction in state income taxes recorded in general and administrative expenses was offset by increases in advertising, consultant fees, employee expenses, telecommunications and legal fees resulting in a $400,000 increase in general and administrative expenses.

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

     The cash outlay related to Membership benefits is directly impacted by the number of active Memberships and the contractual rate that exists between us and our benefits providers. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. Cash requirements related to associate services and direct marketing activities are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to our eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the incentive award program qualifications.

     Membership revenues are more than sufficient to fund the cash requirements for membership benefits (at approximately 34%-35% of Membership revenues), commissions (ranging from 29% to 36% of Membership revenues) and general and administrative expense (at approximately 12% to 13% of Membership revenues). We have generated significant cash flow from operations of approximately $64 million, $67 million and $54 million in 2008, 2007 and 2006, respectively, which has been used to provide for future growth in Memberships, to repay our debt and make necessary capital expenditures and as discussed below, we have used a significant portion of our cash flow to repurchase shares of our stock in the open market. Cash flow from operations could be reduced if we experienced significant growth in new members because of the negative cash flow characteristics of our commission advance policies discussed above.

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

     General
     Consolidated net cash provided by operating activities was $64.3 million, $67.2 million and $54.4 million for 2008, 2007 and 2006, respectively. Net cash provided by operating activities decreased approximately $2.9 million primarily due to a $7.0 million increase in cash received from our members and a $4.3 million decrease in commission payments to our associates which was reduced by a $1.6 million increase in payments to our membership benefit providers and an $11.2 million increase in income tax payments.

     Net cash (used in) provided by investing activities was $(4.4) million, $30.1 million and $(52.6) million for 2008, 2007 and 2006, respectively. Capital expenditures were $5.3 million, $5.9 million and $9.0 million during 2008, 2007 and 2006, respectively. Sales and maturities of available-for-sale investments exceeded the purchases of such investments by $843,000 and $35.9 million during 2008 and 2007, respectively, while purchases exceeded the sales and maturities of such investments by $43.7 million in 2006.

     Net cash used in financing activities was $58.3 million, $84.3 million and $23.7 million for 2008, 2007 and 2006, respectively. This $26.0 million change during 2008 was primarily comprised of a $21.7 million decrease in purchases of treasury stock and a $3.7 million decrease in repayment of debt.

     We had a consolidated working capital deficit of $2.3 million at December 31, 2008, a decrease of $700,000 compared to a consolidated working capital deficit of $3.0 million at December 31, 2007. The decrease was primarily due to the $5.6 million decrease in income taxes payable and the $1.6 million increase in cash and cash equivalents partially offset by the $4.2 million increase in the current portion of notes payable, a $1.6 million decrease in refundable income taxes and an $800,000 decrease in deferred member and associate service costs. The $2.3 million working capital deficit at December 31, 2008 would have been $8.5 million in excess working capital excluding the $10.8 million of current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. Additionally, at the current rate of cash flow provided by operations ($64.3 million during 2008), we do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     We generally advance significant commissions to associates at the time a Membership is sold. We expense these advances ratably over the first month of the related Membership. During 2008, we paid advance commissions to associates of $120.9 million on new Membership sales compared to $126.9 million for 2007. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life. See Commissions to Associates above for additional information on advance commissions.

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 15 million shares during subsequent board meetings. The most recent authorization was for 1 million additional shares on February 18, 2009. At December 31, 2008, we had purchased 13.7 million treasury shares under these authorizations for $407.1 million, an average price of $29.62 per share, including $44.7 million of purchases in 2008. Treasury stock purchases will be made at prices that are considered attractive by management and at such times that management believes will not unduly impact our liquidity, however, due to restrictions contained in our debt agreements with lenders, we are limited in our treasury stock purchases. At December 31, 2008, we had approximately $17 million of availability under existing bank covenant restrictions to purchase additional treasury shares. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and our expected cash flows, management believes that purchasing treasury shares enhances shareholder value. We expect to continue our treasury stock program. From time to time, we evaluate alternative sources of financing to continue or accelerate this program.

     We believe that we have significant ability to finance expected future growth in Membership sales based on our existing amount of cash and cash equivalents and unpledged investments at December 31, 2008 of $60.0 million. We expect to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, dividends, and advance repayment of debt subject to the restrictions contained in our debt agreements.

     Notes Payable
     Information   regarding  Notes  Payable  is  included  in  Note  6  to  the
Consolidated Financial Statements.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, PPLSIF and LSPV. The ability of these subsidiaries to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI, PPLSIF or LSPV, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At January 1, 2009, none of PPLCI, PPLSIF or LSV had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. At December 31, 2008 the amount of restricted net assets of consolidated subsidiaries was $24.2 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

     Contractual Obligations
     The following table reflects our contractual obligations as of December 31, 2008.

                                                                   Payments Due by Period (In Thousands)
                                                        ------------------------------------------------------------
                                                                     Less than                             More than
               Contractual Obligations                    Total       1 year      1-3 years    3-5 years    5 years
--------------------------------------------------      -----------  ----------   ----------  ----------   ---------
Long-term debt....................................      $   59,659   $  22,408    $  31,756   $   1,912    $   3,583
Purchase obligations (1)..........................           9,417       4,049        4,155       1,213            -
Capital leases....................................             934          24           80          96          734
Deferred compensation plan........................           7,898           -            -           -        7,898
Operating leases..................................             664         119          218         103          224
                                                        -----------  ----------   ----------  ----------   ---------
Total (2).........................................      $   78,572   $  26,600    $  36,209   $   3,324    $  12,439
                                                        -----------  ----------   ----------  ----------   ---------

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


Forward-Looking Statements

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of December 31, 2008 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described herein. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

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

         As of December 31, 2008, our investments consisted of the following:

                              Description                                  Fair Value
---------------------------------------------------------------------      -------------
Obligations of state and political subdivisions......................      $     30,777
Certificates of deposit..............................................             5,753
Auction Rate Securities..............................................               375
U. S. Government obligations.........................................               233
Corporate obligations................................................               350
                                                                           -------------
Total investments....................................................      $     37,488
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



                                                                          Hypothetical change     Estimated fair value
                                                                            in interest rate       after hypothetical
                                                             Fair Value   (bp = basis points)    change in interest rate
                                                             ----------  ----------------------  -----------------------
                                                                            (Dollars in thousands)
Fixed-maturity investments at December 31, 2008 (1)....      $  31,360      100 bp increase           $  29,831
                                                                            200 bp increase              28,457
                                                                             50 bp decrease              32,134
                                                                            100 bp decrease              32,907

Fixed-maturity investments at December 31, 2007 (1)....      $  33,692      100 bp increase           $  32,307
                                                                            200 bp increase              31,019
                                                                             50 bp decrease              34,310
                                                                            100 bp decrease              34,928
--------------------

(1) Excluding short-term investments in certificates of deposit and auction rate certificates with a fair value of $6.1 million at December 31, 2008 and short-term investments in certificates of deposit with a fair value of $4.6 million at December 31, 2007.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2008 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.9 million at that date. At December 31, 2007, and based on the fair value of fixed-maturity investments of $33.7 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of December 31, 2008, we had $59.7 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $597,000. As of December 31, 2008, we had not entered into any interest rate swap agreements with respect to the term loans or the variable rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as less than 2% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded negative foreign currency translation adjustments of $2.0 million during 2008 and have a cumulative negative foreign currency translation adjustment balance of $425,000 at December 31, 2008. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------


                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firm

Management's Annual Report on Internal Control over Financial Reporting

Consolidated Financial Statements
---------------------------------
Consolidated Balance Sheets - December 31, 2008 and 2007
Consolidated Statements of Income - For the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows - For the years ended December 31, 2008,
  2007 and 2006
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 2008, 2007 and 2006 7
Notes to Consolidated Financial Statements

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







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited Pre-Paid Legal Services, Inc.'s (an Oklahoma corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pre-Paid Legal Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on Pre-Paid Legal Services, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Pre-Paid Legal Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion.



/s/ GRANT THORNTON LLP



Oklahoma City, Oklahoma
February 27, 2009



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included
Schedule I as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pre-Paid Legal Services, Inc.'s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 27, 2009


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

     Based on the assessment, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control-Integrated Framework issued by COSO. The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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




                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts and shares in 000's, except par values)

                                     ASSETS
                                                                                                December 31,
                                                                                          -------------------------
                                                                                             2008          2007
                                                                                          ------------  -----------
Current assets:
  Cash and cash equivalents............................................................   $    26,528   $    24,941
  Available-for-sale investments, at fair value........................................        12,812        13,177
  Membership fees receivable...........................................................         6,639         5,831
  Inventories..........................................................................         1,285         1,511
  Refundable income taxes..............................................................           687         2,253
  Deferred member and associate service costs..........................................        15,737        16,510
  Deferred income taxes................................................................         5,151         5,163
  Other assets.........................................................................         6,200         6,793
                                                                                          ------------  -----------
      Total current assets.............................................................        75,039        76,179

Available-for-sale investments, at fair value..........................................        20,637        20,766
Investments pledged....................................................................         4,039         4,341
Property and equipment, net............................................................        53,445        56,963
Deferred member and associate service costs............................................         2,003         2,380
Other assets...........................................................................         7,680         7,003
                                                                                          ------------  -----------
        Total assets...................................................................   $   162,843   $   167,632
                                                                                          ------------  -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits payable..........................................................   $    12,013   $    12,155
  Deferred revenue and fees............................................................        26,556        27,271
  Current portion of capital leases payable............................................            24            22
  Current portion of notes payable.....................................................        22,408        18,241
  Income taxes payable.................................................................             -         5,590
  Accounts payable and accrued expenses................................................        16,327        15,891
                                                                                          ------------  -----------
    Total current liabilities..........................................................        77,328        79,170

  Capital leases payable...............................................................           910           934
  Notes payable........................................................................        37,251        55,492
  Deferred revenue and fees............................................................         2,003         2,380
  Deferred income taxes................................................................         5,646         5,273
  Other non-current liabilities........................................................         7,898         6,544
                                                                                          ------------  -----------
      Total liabilities................................................................       131,036       149,793
                                                                                          ------------  -----------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 16,254 and
    17,291 issued at December 31, 2008 and 2007, respectively..........................           163           173
  Retained earnings....................................................................       130,832       114,873
  Accumulated other comprehensive income...............................................          (160)        1,821
  Treasury stock, at cost; 4,852 shares held at December 31, 2008
    and 2007, respectively.............................................................       (99,028)      (99,028)
                                                                                          ------------  -----------
      Total stockholders' equity.......................................................        31,807        17,839
                                                                                          ------------  -----------
        Total liabilities and stockholders' equity.....................................   $   162,843   $   167,632
                                                                                          ------------  -----------

   The accompanying notes are an integral part of these financial statements.




                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2008          2007          2006
                                                                         -------------  ------------- -------------
Revenues:
  Membership fees......................................................  $    436,778   $    427,428  $    412,200
  Associate services...................................................        23,534         25,112        26,857
  Other................................................................         4,177          4,549         4,967
                                                                         -------------  ------------- -------------
                                                                              464,489        457,089       444,024
                                                                         -------------  ------------- -------------
Costs and expenses:
  Membership benefits..................................................       150,318        148,792       145,771
  Commissions..........................................................       126,758        130,593       126,762
  Associate services and direct marketing..............................        23,582         28,875        29,493
  General and administrative...........................................        53,021         50,474        50,078
  Other, net...........................................................        13,413         13,841        12,232
                                                                         -------------  ------------- -------------
                                                                              367,092        372,575       364,336
                                                                         -------------  ------------- -------------

Income before income taxes.............................................        97,397         84,514        79,688
Provision for income taxes.............................................        37,225         33,312        27,890
                                                                         -------------  ------------- -------------
Net income.............................................................  $     60,172   $     51,202  $     51,798
                                                                         -------------  ------------- -------------

Basic earnings per common share........................................  $      5.05    $      3.89   $      3.54
                                                                         -------------  ------------- -------------

Diluted earnings per common share......................................  $      5.04    $      3.88   $      3.51
                                                                         -------------  ------------- -------------


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                                                                          Year Ended December 31,
                                                                                     -----------------------------------
                                                                                       2008         2007        2006
                                                                                     ----------  ----------   ----------
Cash flows from operating activities:
Net income.......................................................................    $  60,172   $  51,202    $  51,798
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for deferred income taxes............................................          385        (552)         774
  Depreciation and amortization..................................................        8,756       8,532        8,260
  Increase in accrued Membership fees receivable.................................         (808)       (313)        (123)
  Decrease (increase) in inventories.............................................          226        (174)         380
  Decrease (increase) in refundable income taxes.................................        1,566      (1,600)        (653)
  Decrease (increase) in deferred member and associate service costs.............        1,150        (375)         698
  Increase in other assets.......................................................          (84)     (1,062)      (2,254)
  (Decrease) increase in Membership benefits payable.............................         (142)        160          357
  (Decrease) increase in deferred revenue and fees...............................       (1,092)        975         (618)
  Increase in other non-current liabilities......................................        1,354       1,337        1,275
  (Decrease) increase in income taxes payable....................................       (5,590)      5,590       (1,738)
  (Decrease) increase in accounts payable and accrued expenses...................       (1,576)      3,458       (3,771)
                                                                                     ----------  ----------   ----------
    Net cash provided by operating activities....................................       64,317      67,178,,     54,385
                                                                                     ----------  ----------   ----------
Cash flows from investing activities:
  Additions to property and equipment............................................       (5,254)     (5,858)      (8,956)
  Purchases of investments - available-for-sale..................................      (64,983)   (270,435)    (179,799)
  Maturities and sales of investments - available-for-sale.......................       65,826     306,357      136,142
                                                                                     ----------  ----------   ----------
    Net cash (used in) provided by investing activities..........................       (4,411)     30,064      (52,613)
                                                                                     ----------  ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of debt.................................................       10,000       9,556       85,000
  Repayments of debt.............................................................      (24,074)    (27,793)     (31,500)
  Proceeds from exercise of stock options........................................          338         (84)         485
  Tax benefit on exercise of stock options.......................................          156         790          703
  Purchases of treasury stock....................................................      (44,717)    (66,460)     (73,423)
  Repayment of capital lease obligations.........................................          (22)       (341)        (320)
  Dividends paid.................................................................            -           -       (4,643)
                                                                                     ----------  ----------   ----------
    Net cash used in financing activities........................................      (58,319)    (84,332)     (23,698)
                                                                                     ----------  ----------   ----------
Net increase (decrease) in cash and cash equivalents.............................        1,587      12,910      (21,926)
Cash and cash equivalents at beginning of year...................................       24,941      12,031       33,957
                                                                                     ----------  ----------   ----------
Cash and cash equivalents at end of year.........................................    $  26,528   $  24,941    $  12,031
                                                                                     ----------  ----------   ----------
Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................    $   4,443   $   6,541    $   5,540
                                                                                     ----------  ----------   ----------
  Cash paid for income taxes.....................................................    $  42,142   $  30,937    $  28,780
                                                                                     ----------  ----------   ----------

  Purchases of treasury stock pursuant to tender offer...........................    $       -   $       -    $   6,584
                                                                                     ----------  ----------   ----------


   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       (Amounts and shares in 000's, except dividend rates and par values)


                                                                  Retained    Accum.
                                                Common Stock      Earnings   OCI((1))    Treasury Stock       Total
                                              Shares    Amount                         Shares     Amount
January 1, 2006............................  --------- --------- ----------- -------- --------- ----------- ---------
                                               20,326   $   203   $ 149,832   $  387     4,852   $(99,028)   $51,394
  Exercise of stock options and other......       121         1         484        -         -          -        485
  Income tax benefit related to exercise
    of stock options.......................         -         -         703        -         -          -        703
  Net income...............................         -         -      51,798        -         -          -     51,798
  Other comprehensive income(1)............         -         -           -      (97)        -          -        (97)
  Treasury shares purchased................         -         -           -        -     1,959    (73,423)   (73,423)
  Treasury shares retired..................    (1,959)      (19)    (73,404)       -    (1,959)    73,423          -
                                             --------- --------- ----------- -------- --------- ----------- ---------
December 31, 2006..........................    18,488       185     129,413      290     4,852    (99,028)    30,860
  Exercise of stock options and other......       122         1         (85)       -         -          -        (84)
  Income tax benefit related to exercise
    of stock options.......................         -         -         790        -         -          -        790
  Net income...............................         -         -      51,202        -         -          -     51,202
  Other comprehensive income(1)............         -         -           -    1,531         -          -      1,531
  Treasury shares purchased................         -         -           -        -     1,319    (66,460)   (66,460)
  Treasury shares retired..................    (1,319)      (13)    (66,447)       -    (1,319)    66,460          -
                                             --------- --------- ----------- -------- --------- ----------- ---------
December 31, 2007..........................    17,291       173     114,873    1,821     4,852    (99,028)    17,839
  Exercise of stock options and other......        16         -         338        -         -          -        338
  Income tax benefit related to exercise
    of stock options.......................         -         -         156        -         -          -        156
  Net income...............................         -         -      60,172        -         -          -     60,172
  Other comprehensive income(1)............         -         -           -   (1,981)        -          -     (1,981)
  Treasury shares purchased................         -         -           -        -     1,053    (44,717)   (44,717)
  Treasury shares retired..................    (1,053)      (10)    (44,707)       -    (1,053)    44,717          -
December 31, 2008..........................  --------- --------- ----------- -------- --------- ----------- ---------
                                               16,254   $   163   $ 130,832   $ (160)    4,852   $(99,028)   $31,807
                                             --------- --------- ----------- -------- --------- ----------- ---------




                         (1) Other Comprehensive Income                             Year Ended December 31,
                                                                                  -------------------------------
                                                                                   2008       2007      2006
                                                                                  --------  ---------  ----------
Net income....................................................................    $60,172   $51,202    $51,798

Other comprehensive income, net of tax:
  Foreign currency translation adjustment.....................................     (2,028)    1,206        (59)
                                                                                  --------  ---------  ----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period...................         21       182        (14)
      Less: reclassification adjustment for losses (gains) included in net             26       143        (24)
                                                                                  --------  ---------  ----------
  income......................................................................
                                                                                       47       325        (38)
                                                                                  --------  ---------  ----------
Other comprehensive income, net of income taxes of $25, $207 and $(24) in 2008,
  2007 and 2006, respectively.................................................     (1,981)    1,531        (97)
                                                                                  --------  ---------  ----------
Comprehensive income..........................................................    $58,191   $52,733    $51,701
                                                                                  --------  ---------  ----------


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

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Parent") and subsidiaries (collectively, the "Company") develop and market legal service plans (referred to as "Memberships"). The Memberships sold by us allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. We offer our Identity Theft Shield to new and existing members at $9.95 per month if added to a legal service Membership or it may be purchased separately for $12.95 per month. The nationwide provider of the Identity Theft Shield benefits and the Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by us to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2008, Memberships subject to the capitated benefit provider arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, less than 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 5% of Members have elected to pay their fees in advance on an annual or semi-annual basis. At December 31, 2008, we had 1,559,154 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of the Memberships were in 29 states and provinces. The Memberships are marketed by an independent sales force referred to as "associates."

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

     Fair Value of Financial Instruments
     Our financial instruments consist primarily of cash, certificates of deposit, short-term investments, debt and equity securities, Membership fees receivable, Membership benefits payable, notes payable and accounts payable and accrued expenses. Fair value estimates have been determined by us, using available market information and appropriate valuation methodologies. Fair values of actively traded debt securities are based on quoted market prices. Fair values of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates. The carrying value of cash, certificates of deposit, Membership fees receivable, Membership benefits payable and accounts payable and accrued expenses are considered to be representative of their respective fair value, due to the short term nature of these instruments. The carrying value of notes payable is considered to be representative of their respective fair values, due to the variable interest rate feature of such notes. The fair value disclosures relating to debt and equity securities are presented in Note 2.

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

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis. Approximately 69% of our Membership fees are paid in advance and, therefore, are deferred and recognized over their respective periods.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs of $10 for 2008 are deferred and recognized in income over the estimated life of a Membership in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). We compute the expected Membership life using more than 25 years of actuarial data. At December 31, 2008, we computed the expected Membership life to be approximately three years. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force primarily from a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $72, $57 and $50 for 2008, 2007 and 2006, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $13) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2008 is estimated to be approximately five months, unchanged from year end 2007. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

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

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new members and new associates and that portion of payments made to provider law firms and associate commissions related to the deferred revenue discussed above. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, associate introduction kits, the associate incentive program, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention). Shipping and handling costs of $1.7 million, $1.9 million and $2.2 million in 2008, 2007 and 2006, respectively, are primarily included in Associate services and direct marketing costs.

     Membership Benefits Liability
     The  Membership  benefits  liability  represents per capita amounts due the provider of Identity Theft Shield benefits and provider law firms on approximately 99% of the Memberships and claims reported but not paid and actuarially estimated claims incurred but not reported on the remaining non-provider Memberships which represent less than 1%. We calculate the benefit liability on the non-provider Memberships based on completion factors that consider historical claims experience based on the dates that claims are incurred, reported to us and subsequently paid. Processing costs related to these claims are accrued based on an estimate of expenses to process such claims.

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

     We and our subsidiaries are subject to U.S. Federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Our 2004 - 2008 U.S. federal income tax returns remain open to examination by the Internal Revenue Service (IRS). Our state and local income tax returns for years 2000 through 2008 remain open to examination by the state and local taxing authorities. Canadian income tax returns for 1999 through 2002 are currently under examination and years 1999 - 2008 are open to examination. The IRS examined our U.S. federal income tax return for 2004 resulting in no recommended adjustments to the tax return.

     We recognize interest and/or penalties related to income tax matters in general and administrative expenses.

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

     We did not grant any additional equity instruments to employees or modify any existing options and therefore did not recognize any share-based payments' expense from the issuance of equity instruments to employees in 2008, 2007 or 2006. The options outstanding at December 31, 2005 did not affect 2006 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

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

     Treasury Stock
     We immediately retire all our treasury stock purchases at cost. We retired, at cost, 1,053,614, 1,318,721, and 1,959,487 shares of common stock during 2008,
2007 and 2006, respectively.

     Segment Information
     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosures about products and services and geographic areas are presented in Note 17.

     Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. The adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have no impact on our consolidated financial statements. See Note 18 below.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity could elect the fair value option for eligible items that existed at that date. As such, the adoption of SFAS 159 did not have any impact on our consolidated financial position, results of operations or cash flows. We did not elect the fair value option for eligible items that existed as of January 1, 2008.

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

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. The adoption of SFAS 160 will have no impact on our consolidated financial position, results of operations or cash flows.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

     In October 2008, the FASB issued FASB Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

     In January 2009, the FASB issued FASB Staff Position No. Emerging Issues Task Force 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No.
99-20" (FSP No. EITF 99-20-1). This FSP provided additional guidance with respect to how entities determine whether an "other-than-temporary impairment"
(OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (1) do not have a high quality rating or (2) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." This FSP was effective for us prospectively beginning October 1, 2008. We considered this FSP's additional interpretation of EITF Issue No. 99-20 when classifying respective additional impairments as "temporary" or "other-than-temporary" beginning with the fourth quarter of 2008. This FSP had no impact on such classifications on our consolidated financial position, results of operations or cash flows.

Note 2 - Investments

     A summary of the amortized cost, unrealized gains and losses and fair values of our investments at December 31, 2008 and 2007 follows:

                                                                         December 31, 2008
                                                       ----------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                     ------------  -----------  ----------  -------------
U.S. Government obligations........................      $     217     $    16      $     -     $     233
Corporate obligations..............................            350           -            -           350
Obligations of state and political subdivisions....         30,385         938         (546)       30,777
Auction Rate Certificates..........................            375           -            -           375
Certificates of deposit............................          5,753           -            -         5,753
                                                       ------------  -----------  ----------  -------------
Total..............................................      $  37,080     $   954      $  (546)    $  37,488
                                                       ------------  -----------  ----------  -------------

                                                                         December 31, 2007
                                                       ----------------------------------------------------
                                                        Amortized       Gross Unrealized           Fair
Available-for-Sale                                         Cost         Gains       Losses        Value
------------------                                     ------------  -----------  ----------  -------------
U.S. Government obligations........................      $   1,513     $    22      $    (8)    $   1,527
Corporate obligations..............................            837           -          (53)          784
Obligations of state and political subdivisions....         31,007         389          (14)       31,382
Certificates of deposit............................          4,591           -            -         4,591
                                                       ------------  -----------  ----------  -------------
Total..............................................      $  37,948     $   411      $   (75)    $  38,284
                                                       ------------  -----------  ----------  -------------

     In determining whether declines in the fair value of available-for-sale securities below their cost are other than temporary, management considers the financial condition of the issuer, causes for the decline in fair value (i.e., interest rate fluctuations or declines in creditworthiness) and severity and duration of the decline, among other things. At December 31, 2008 we had eight out of 331 securities (primarily municipal securities) with unrealized losses in four consecutive quarters with combined market losses of $409,000. These losses were determined to be temporary since these securities were rated A2 or better and we have the ability to hold these to maturity.


     The contractual maturities of our available-for-sale investments in debt securities and certificates of deposit at December 31, 2008 by maturity date follows:

                                                                        Amortized
                                                                           Cost        Fair Value
                                                                       ------------    -------------
                 One year or less...................................     $   6,167     $   6,169
                 Two years through five years.......................         5,722         5,898
                 Six years through ten years........................        14,068        14,550
                 More than ten years................................        11,123        10,871
                                                                       ------------    -------------
                 Total..............................................     $  37,080    $  37,488
                                                                       ------------    -------------



     Our investment securities are included in the accompanying consolidated balance sheets at December 31, 2008 and 2007 as follows:

                                                                              December 31,
                                                                           2008          2007
                                                                       ------------    -------------
                 Available-for-sale investments (current)...........     $  12,812     $  13,177
                 Available-for-sale investments (non-current).......        20,637        20,766
                 Investments pledged................................         4,039         4,341
                                                                       ------------    -------------
                 Total..............................................     $  37,488     $  38,284
                                                                       ------------    -------------


     We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

                                                                              December 31,
                                                                           2008          2007
                                                                       ------------    -------------
                 Certificates of deposit............................     $   1,917     $   2,292
                 Obligations of state and political subdivisions....         1,889         1,203
                 U. S. Government obligations.......................           233           846
                                                                       ------------    -------------
                 Total..............................................     $   4,039     $   4,341
                                                                       ------------    -------------



     Proceeds from sales of investments during 2008, 2007 and 2006 were $14.4 million, $14.2 million and $135.8 million, respectively, and resulted in gross realized gains of $109,000, $248,000 and $43,000 and gross realized losses of $72,000, $13,000 and $82,000, respectively.

Note 3 - Property and Equipment

         Property and equipment is comprised of the following:

                                                                                  Deccember 31,
                                                                Estimated    -----------------------
                                                               Useful Life     2008         2007
                                                               ------------- ----------  -----------
                 Equipment, furniture and fixtures..........   3-10 years    $  44,967   $  41,289
                 Computer software..........................     3 years        16,660      15,226
                 Buildings..................................   20-40 years      39,420      39,367
                 Automotive and aviation equipment..........   3-10 years       14,152      14,152
                 Land.......................................       N/A             445         445
                                                                              ----------  -----------
                                                                               115,644     110,479
                 Accumulated depreciation.................................     (62,199)    (53,516)
                                                                              ----------  -----------
                 Property and equipment, net..............................   $  53,445   $  56,963
                                                                              ----------  -----------


         As of December 31, 2008 and 2007, capitalized interest of $706,000 was included in the cost of the building. No interest was capitalized during 2008, 2007 or 2006.

Note 4 - Other Assets, Current

         Other Assets, current, are comprised of the following:

                                                                              December 31,
                                                                        ------------------------
                                                                           2008          2007
                                                                        ----------    ----------
                 Prepaid Canadian income taxes......................    $   3,161     $   4,293
                 Other prepaid expenses, current portion............        1,969         1,542
                 Accrued interest receivable........................          489           487
                 Other..............................................          581           471
                                                                        ----------    ----------
                 Total..............................................    $   6,200     $   6,793
                                                                        ----------    ----------


Note 5 - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses are comprised of the following:

                                                                              December 31,
                                                                           2008          2007
                                                                        ----------    ----------
                 Accounts payable...................................    $   4,003     $   5,679
                 Marketing bonuses payable..........................        3,399         2,392
                 Incentive awards payable...........................        3,080         3,337
                 Litigation accrual.................................          500            75
                 Other..............................................        5,345         4,408
                                                                        ----------    ----------
                 Total..............................................    $  16,327     $  15,891
                                                                        ----------    ----------


Note 6 - Notes Payable

     During 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At December 31, 2008, we had the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and were used to purchase treasury stock.

     The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at December 31, 2008 was 2.93%, but decreased to 1.95% effective January 1, 2009. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.55 to 1 at December 31, 2008. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part without penalty.

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

     * we must have availability (unused portion of the Revolving Facility) plus Qualified Cash (the amount of unrestricted cash and cash equivalents) greater than or equal to $12,500,000; and

     * an event of default occurs if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We were in compliance with these covenants at December 31, 2008.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30 day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at December 31, 2008 was 3.41%, but decreased to 1.94% effective January 1, 2009, with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan's financial covenants conform to those of the Senior Loan.

     During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30 day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at December 31, 2008 was 2.79%, but decreased to 1.33% effective January 1, 2009, with monthly principal payments of $80,000 plus interest.

     During June 2008 we received additional financing from Bank of Oklahoma for $10 million on an unsecured basis repayable in 12 equal monthly payments beginning June 30, 2008, together with interest at LIBOR plus 162.5 basis points. The interest rate at December 31, 2008 was 3.54%, but decreased to 2.06% effective January 1, 2009, with monthly principal payments of $833,000 plus interest.

         A schedule of outstanding balances as of December 31, 2008 is as follows:

                     Senior loan................................   $  38,750
                     Real estate loan...........................       8,381
                     Aircraft loan..............................       8,361
                     Unsecured stock repurchase loan............       4,167
                                                                   ----------
                     Total notes payable........................      59,659
                     Less: Current portion of notes payable.....     (22,408)
                                                                   ----------
                     Long term portion..........................   $  37,251
                                                                   ----------

         A schedule of future maturities as of December 31, 2008 is as follows:

                     Repayment Schedule commencing
                        January 2009:
                     Year 1.....................................   $  22,408
                     Year 2.....................................      18,241
                     Year 3.....................................      13,515
                     Year 4.....................................         956
                     Year 5.....................................         956
                     Thereafter.................................       3,583
                                                                   ----------
                     Total notes payable........................   $  59,659
                                                                   ----------


Note 7 - Income Taxes

         The provision for income taxes consists of the following:

                                                   Year Ended December 31,
                                            ------------------------------------
                                                2008        2007        2006
                                            ----------  -----------  -----------
 Current.................................   $  36,840   $  33,864    $  27,116
 Deferred................................         385        (552)         774
                                            ----------  -----------  -----------
   Total provision for income taxes......   $  37,225   $  33,312    $  27,890
                                            ----------  -----------  -----------


     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                    Year Ended December 31,
                                               ---------------------------------
                                                  2008       2007        2006
                                               ---------  ---------  ---------
Statutory Federal income tax rate..........      35.0%       35.0%      35.0%
Tax exempt interest........................       (.6)       (1.0)       (.7)
Wage tax credits...........................       (.3)        (.4)       (.3)
Prior years, state income taxes, net.......       -           2.4        -
State income tax expense, net..............       4.0         3.8        -
Other......................................        .1         (.4)       1.0
                                               ---------  ---------  ---------
Effective income tax rate..................      38.2%       39.4%     35.0%
                                               ---------  ---------  ---------



     The prior year's state income taxes reflected above is due to a fourth quarter 2007 charge. During the 2007 fourth quarter we discovered and corrected a clerical error in the amount of net operating loss reported in a 2003 state income tax return which resulted in nonpayment of income taxes in that state for several years. This 2.4% represents the $2.0 million charge pertaining to 2006 and prior years. See Note 16 - Selected Quarterly Financial Data (Unaudited) for additional information related to this charge. The state income tax expense, 4.0% and 3.8% net, represents current year state income taxes, net of federal tax benefit for 2008 and 2007, respectively. No state income taxes were recorded in the provision for income taxes for 2006. $2.7 million of state income tax expense was included in general and administrative expenses for 2006.

     Deferred tax liabilities and assets at December 31, 2008 and 2007 are comprised of the following:

                                                                December 31,
                                                           ---------------------
                                                             2008        2007
                                                           ----------  ---------
     Deferred tax liabilities relating to:
      Deferred member and associate service costs......    $   6,919   $  7,367
      Property and equipment...........................        8,693      7,829
      Unrealized investment gains......................          159        131
                                                           ----------  ---------
         Total deferred tax liabilities................       15,771     15,327
                                                           ----------  ---------


     Deferred tax assets relating to:
      Expenses not yet deducted for tax purposes.......        4,028      3,552
      Deferred revenue and fees........................       11,138     11,564
      Other............................................          110        101
                                                           ----------  ---------
         Total deferred tax assets.....................       15,276     15,217
                                                           ----------  ---------
      Net deferred tax liability.......................    $    (495)  $   (110)
                                                           ----------  ---------


     Our deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2008 and 2007 as follows.

                                                                December 31,
                                                           ---------------------
                                                              2008        2007
                                                           ----------  ---------
     Deferred income taxes (current asset)..............   $   5,151   $  5,163
     Deferred income taxes (non-current liability)......      (5,646)    (5,273)
                                                           ----------  ---------
     Net deferred tax liability.........................   $    (495)  $   (110)
                                                           ----------  ---------


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

Note 8 - Stockholders' Equity

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 14 million shares during subsequent board meetings. At December 31, 2008, we had purchased 13.7 million treasury shares under these authorizations for a total consideration of $407.1 million, an average price of $29.62 per share. We purchased and formally retired 1,053,614 shares of our common stock during 2008 for $44.7 million, or an average price of $42.44 per share, reducing our common stock by $10.5 million and our retained earnings by $44.7 million. At December 31, 2008 and 2007, we had 11.4 million and 12.4 million common shares outstanding, respectively, net of treasury shares. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

     Our ability to pay dividends is dependent in part on our ability to derive dividends from our subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. During 2008, PPLCI declared and, after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $14.9 million compared to the $7.4 million dividend paid to us during 2007. During 2008, LSPV paid us an ordinary dividend of $4.1 million compared to $1.6 million during 2007. At December 31, 2008 the amount of restricted net assets of consolidated subsidiaries was $24.2 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

Note 9 - Other Expenses, net

     The components of other expenses, net are as follows:

                                                    Year Ended December 31,
                                              ----------------------------------
                                                 2008         2007        2006
                                              ---------   ---------   ----------
Depreciation and amortization..............   $  8,756    $  8,532    $  8,260
Premium taxes..............................      1,776       1,956       1,840
Interest expense...........................      4,221       6,678       5,726
Litigation expense.........................        906          15        (710)
Interest income............................     (2,246)     (3,340)     (2,884)
                                              ---------   ---------   ----------
  Total Other expenses, net................   $ 13,413    $ 13,841    $ 12,232
                                              ---------   ---------   ----------


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

                                                            2008        2007
                                                          ---------   ----------
Foreign currency translation adjustments................  $  (425)    $ 1,603
Unrealized losses on investments, net of income taxes
  of $159 and $131......................................      265         218
                                                          ---------   ----------
  Accumulated other comprehensive income................  $  (160)    $ 1,821
                                                          ---------   ----------


Note 11 - Related Party Transactions

     John W. Hail, one of our directors, served as our Executive Vice President, Director and Agency Director from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was our exclusive marketing agent from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and us entered into during the period in which Mr. Hail was one of our executive officers, Mr. Hail receives override commissions from renewals of certain Memberships initially sold by us during such period. During 2008, 2007 and 2006, such override commissions on renewals together with new commission advances totaled $117,000, $68,000 and $71,000, respectively. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with us, including TVC Marketing, Inc., but which were engaged in the marketing of our legal service Memberships and which earn renewal commissions from Memberships previously sold. These entities earned renewal commissions of $491,000, $515,000 and $519,000 during 2008, 2007 and 2006, respectively, of which $257,000, $274,000 and $273,000, respectively, was passed through as commissions to their sales agents.

Note 12 - Leases

     At December 31, 2008, we were committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $122,000, $111,000 and $143,000 in 2008, 2007 and 2006, respectively.

     Future  commitments   commencing  January  2009  related  to  noncancelable
operating leases are as follows:

Year Ended December 31,
2009...............................................     $     119
2010...............................................           117
2011...............................................           101
2012...............................................            63
2013...............................................            40
Thereafter.........................................           224
                                                        ----------
Total operating lease commitments..................     $     664
                                                        ----------


     Future minimum lease payments commencing in January 2009 related to capital leases are as follows:


Year Ended December 31,
2009...............................................     $      81
2010...............................................            81
2011...............................................            81
2012...............................................            81
2013...............................................            81
Thereafter.........................................         1,325
                                                        ----------
Total minimum lease payments.......................         1,730
Less: Imputed interest.............................          (796)
                                                        ----------
Present value of net minimum lease payments........           934
Less: Current portion..............................           (24)
                                                        ----------
Noncurrent portion of capital leases payable.......     $     910
                                                        ----------


     We have entered into capital leases to acquire equipment and buildings which expire at various dates through 2033. The capital lease assets are included in property and equipment as follows at December 31, 2008 and December 31, 2007.

                                                               December 31,
                                                        ------------------------
                                                           2008          2007
                                                        -----------   ----------
Equipment, furniture and fixtures..................     $     729     $     729
Buildings and improvements.........................           314           314
                                                        -----------   ----------
                                                            1,043         1,043
Less: accumulated amortization.....................          (225)         (185)
                                                        -----------   ----------
Net capital lease assets...........................     $     818     $     858
                                                        -----------   ----------


Note 13 - Commitments and Contingencies

     On March 27, 2006 we received a complaint filed by Blackburn & McCune PLLC, a former provider attorney law firm, in the Second Circuit Court of Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract. On May 15, 2006 the trial court dismissed plaintiff's complaint in its entirety. Plaintiff filed a notice of appeal on June 13, 2006, and on August 24, 2007 the Court of Appeals reversed the ruling of the trial court and remanded the suit to the trial court for further proceedings. This matter is currently set for trial in May 2009. The ultimate outcome of this matter is not determinable.

     On March 23, 2007 we received a Civil Investigative Demand from the Federal Trade Commission requesting information relating to our Identity Theft Shield and ADRS Program. We are working with the Federal Trade Commission to resolve the matter and responded to all requests. The ultimate outcome of the matter is not determinable.

     We are a defendant in various other legal proceedings that are routine and incidental to our business. We will vigorously defend our interests in all proceedings in which we are named as a defendant. We also receive periodic complaints or requests for information from various state and federal agencies relating to our business or the activities of our marketing force. We promptly respond to any such matters and provide any information requested. While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at December 31, 2008 was $500,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities challenged our allocation of general and administrative expenses to Canadian operations. We contended the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, was reasonable. During July 2007 we received and later accepted a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian taxing authorities amended Canadian tax returns to reflect the changes in our general and administrative expense and issued credits for the associated taxes, penalty and interest. We did not prevail on the commission issue on our appeal to the Canadian taxing authorities and on December 19, 2008 filed our Notice of Appeal with the Tax Court of Canada. We have paid the tax, penalty and interest relating to the commission issue and at December 31, 2008 have $3.3 million recorded in Other Assets, Current. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at December 31, 2008 was $511,000. As stated above, we believe that we have reasonable basis for our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

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

     Also included below are stock options that were issued to our Regional Vice Presidents ("RVPs") in order to encourage stock ownership by our RVPs and to increase the proprietary interest of such persons in our growth and financial success. These options have been granted periodically to RVPs since 1996. Options were granted at fair market value at the date of the grant and were generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There we no options granted to RVPs during 2008, 2007 or 2006

     A summary of the status of our total stock option activity as of December 31, 2008, 2007 and 2006, and for the years ended on those dates is presented below:




                                                     2008                      2007                       2006
                                           ----------------------------------------------------------------------------

                                                         Weighted                  Weighted                   Weighted
                                                         Average                    Average                   Average
                                                         Exercise                  Exercise                   Exercise
                                             Shares        Price        Shares        Price        Shares       Price
                                           ------------  ----------  ------------  ---------    -----------  ----------
                                             Shares
Outstanding at beginning of year.......        58,500    $   20.08      273,040    $   23.26       507,167    $   20.94
Granted................................             -         -               -         -                -         -
Exercised..............................       (16,000)       21.09     (208,943)       24.17      (226,719)       18.07
Terminated.............................             -         -          (5,597)       22.87        (7,408)       23.29
                                           ------------  ----------  ------------  ---------    -----------  ----------
Outstanding at end of year.............        42,500    $   19.70       58,500    $   20.08       273,040    $   23.26
                                           ------------  ----------  ------------  ---------    -----------  ----------
Options exercisable at year end........        42,500    $   19.70       58,500    $   20.08       273,040    $   23.26
                                           ------------  ----------  ------------  ---------    -----------  ----------
Aggregate intrinsic value of outstanding
options................................      $    748                  $  2,063                   $  4,332
                                           ------------              ------------               -----------
Intrinsic value of options exercised...      $    398                  $  6,821                   $  3,357
                                           ------------              ------------               -----------
Fair value of options vested during
period.................................      $      -                  $      -                   $      -
                                           ------------              ------------               -----------
Weighted average grant date fair value
per share..............................         N/A                       N/A                        N/A
                                           ------------              ------------               -----------

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

                                                           Weighted Average
         Range of                                             Remaining              Weighted Average
      Exercise Prices           Number Outstanding         Contractual Life            Exercise Price
---------------------------  ------------------------  -------------------------  ------------------------
          $19.20                       38,000                     2.16                    $   19.20
          $23.93                        4,500                      .16                        23.93
                             ------------------------  -------------------------  ------------------------
                                       42,500                     1.95                    $   19.70
                             ------------------------  -------------------------  ------------------------



     During 1988, we adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Prior to December 31, 2006, up to seventy-five percent of the contributions made by employees were used to purchase Company common stock with the remaining twenty-five percent allocated to other investment options within the plan. For plan years beginning after December 31, 2006, the plan allows participants to move any portion of their account that is invested in our stock from that investment into other investment alternatives under the plan. At our option, we may make matching contributions to the plan in cash, and recorded expense of $544,000, $486,000 and $459,000 for 2008, 2007 and
2006 respectively.

     In November 2002, we adopted a deferred compensation plan, which permits executive officers and key employees to defer receipt of a portion of their compensation. Deferred amounts accrue hypothetical returns based upon investment options selected by the participant. We have amended the deferred compensation plan, effective January 1, 2009, to comply with new provisions of Section 409A of the Internal Revenue Code. Deferred amounts are paid in cash based on the value of the investment option and are generally payable following termination of employment in a lump sum or in installments as elected by the participant, but the plan provides for financial hardship distributions, distributions in the event of total disability or death and distributions upon a change in control. The plan also provides for a death benefit of $500,000 for each participant. Although the plan is unfunded and represents an unsecured liability of ours to the participants, we have purchased variable life insurance policies owned by us to insure the lives of the group of participants and to finance our obligations under the plan. As of December 31, 2008 and 2007, we had an aggregate deferred compensation liability of $7.9 million and $6.5 million, respectively, which is included in other non-current liabilities. At December 31, 2008 and 2007, the cash value of the underlying insurance policies owned by us was $6.5 million and $5.7 million, respectively, and was included in other assets.

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

                                                     Year Ended December 31,
                                                 ------------------------------
Basic Earnings Per Share:                           2008      2007      2006
                                                 --------- ---------  ---------
Earnings:....................................    $ 60,172  $ 51,202   $ 51,798
                                                 --------- ---------  ---------
Shares:
Weighted average shares outstanding..........      11,916    13,151     14,642
                                                 --------- ---------  ---------



Diluted Earnings Per Share:
Earnings:
Income after assumed conversions.............    $ 60,172  $ 51,202   $ 51,798
                                                 --------- ---------  ---------
Shares:
Weighted average shares outstanding..........      11,916    13,151     14,642
Assumed exercise of options..................          18        46         97
                                                 --------- ---------  ---------
Weighted average number of shares, as adjusted     11,934    13,197     14,739
                                                 --------- ---------  ---------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 218,000 shares with an average exercise price of $32.05 were excluded from the calculation of diluted earnings per share for the year ended December 31, 2006. No options were excluded from the diluted earnings per share calculation for the years ended December 31, 2008 and 2007.

Note 16 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2008 and 2007.

                                    Selected Quarterly Financial Data
                                 (In thousands, except per share amounts)

                        2008                          1st Quarter  2nd Quarter   3rd Quarter  4th Quarter
---------------------------------------------------   -----------  -----------   -----------  -----------
Revenues...........................................    $ 116,203    $ 116,855     $ 116,523    $ 114,908
Net income.........................................       15,942       15,056        14,442       14,732

Basic income per common share (1):
  Net Income.......................................    $    1.29    $    1.25     $    1.23    $    1.28

Diluted income per common share (1):
  Net Income.......................................    $    1.29    $    1.25     $    1.23    $    1.27

                        2007
---------------------------------------------------
Revenues...........................................    $ 112,084    $ 114,060     $ 114,877    $ 116,068
Net income.........................................       14,728       13,179        11,573       11,722

Basic income per common share (1):
  Net Income.......................................    $    1.09    $     .99     $     .89    $     .92

Diluted income per common share (1):
  Net Income.......................................    $    1.08    $     .99     $     .88    $     .92


(1) The sum of EPS for the four quarters may differ from the annual EPS due to rounding and the required method of computing weighted average number of shares in the respective periods.

     In the 2007 fourth quarter, we discovered and corrected a clerical error in the amount of net operating loss reported in a 2003 state income tax return which resulted in nonpayment of income taxes in that state for several years. The $2.9 million charge was comprised of $2.0 million pertaining to 2006 and prior years and $900,000 pertaining to the first 3 quarters of 2007, approximately $300,000 for each quarter. This charge was not individually material to the 2007 prior quarters or 2006 or prior years.



Note 17 - Segment Information

     We operate a consistent business model, marketing Memberships to our customers in the United States and four Canadian provinces. We maintain regional geographic management to facilitate local execution of our marketing strategies. However, the most significant performance evaluations and resource allocations made by our chief operating decision makers are made on a global basis. As such, we have concluded that we maintain one operating and reportable segment. Substantially all of our business is currently conducted in the United States. Revenues from our Canadian operations for 2008, 2007 and 2006 were $8.7 million, $7.9 million and $7.1 million, respectively. We have no significant long-lived assets located in Canada.

Note 18 - Fair Value Measurement

     On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," for our financial assets and liabilities. SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

     The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 by level within the fair value hierarchy (in thousands):

                                              Fair Value Measurements Using
                                           Level 1       Level 2       Level 3
Available for sale investments.........  $       -     $  37,488     $       -
Liabilities............................  $       -     $       -     $       -


     For securities without a readily ascertainable market value (Level 2), we utilize pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         -------------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
---------------------------------

Controls and Procedures

     Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Chief Financial Officer) have evaluated our disclosure controls and procedures as of December 31, 2008, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 U.S.C. ss. 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the fourth quarter of 2008, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2008 as reflected in our report included in Item 8 above.

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


ITEM 9B. OTHER INFORMATION.
---------------------------

None.


                                    PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10 through 14 of Form 10-K are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2009.



                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
-------------------------------------------------

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

                                   PRE-PAID LEGAL SERVICES, INC.

Date: February 27, 2009            By: /s/ Randy Harp
                                       -----------------------------------------
                                       Randy Harp
                                       Chief Operating Officer

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

                       Name                                         Position                         Date
                       ----                                         --------                         ----

            /s/ Harland C. Stonecipher                 Chairman of the Board of Directors     February 27, 2009
----------------------------------------------------
              Harland C. Stonecipher                     (Principal Executive Officer)


                  /s/ Randy Harp                            Chief Operating Officer           February 27, 2009
----------------------------------------------------
                    Randy Harp


                /s/ Steve Williamson                        Chief Financial Officer           February 27, 2009
----------------------------------------------------
                 Steve Williamson                           (Principal Financial and
                                                              Accounting Officer)

              /s/ Orland G. Aldridge                                Director                  February 27, 2009
----------------------------------------------------
                Orland G. Aldridge


               /s/ Martin H. Belsky                                 Director                  February 27, 2009
----------------------------------------------------
                 Martin H. Belsky


              /s/ Peter K. Grunebaum                                Director                  February 27, 2009
----------------------------------------------------
                Peter K. Grunebaum


                 /s/ John W. Hail                                   Director                  February 27, 2009
----------------------------------------------------
                   John W. Hail


                 /s/ Duke R. Ligon                                  Director                  February 27, 2009
----------------------------------------------------
                   Duke R. Ligon


                /s/ Thomas W. Smith                                 Director                  February 27, 2009
----------------------------------------------------
                  Thomas W. Smith




PRE-PAID LEGAL SERVICES, INC AND SUBSIDIARIES
Schedule I - Condensed Financial Information of the Registrant

                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 BALANCE SHEETS
                               (Amounts in 000's)

                                     ASSETS
                                                                                               December 31,
                                                                                          -----------------------
                                                                                             2008        2007
                                                                                          ----------   ----------
Current assets:
  Cash and cash equivalents............................................................   $  19,434    $  19,710
  Available-for-sale investments, at fair value........................................      11,789        2,100
  Membership fees receivable...........................................................       5,149        4,392
  Inventories..........................................................................       1,285        1,511
  Refundable income taxes..............................................................         687        2,253
  Deferred member and associate service costs..........................................      14,348       15,072
  Other assets.........................................................................       2,744        2,093
                                                                                          ----------   ----------
      Total current assets.............................................................      55,436       47,131
Available-for-sale investments, at fair value..........................................         684        2,022
Investments pledged....................................................................         307          224
Property and equipment, net............................................................      52,844       56,417
Investments in and amounts due to/from subsidiaries, net...............................      47,946       57,462
Deferred member and associate service costs............................................       1,826        2,173
Other assets...........................................................................       8,213        7,522
                                                                                          ----------   ----------
        Total assets...................................................................   $ 167,256    $ 172,951
                                                                                          ----------   ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Membership benefits payable..........................................................   $  11,640    $  11,737
  Deferred revenue and fees............................................................      22,146       23,186
  Current portion of capital leases payable............................................          24           22
  Current portion of notes payable.....................................................      22,408       18,241
  Income taxes payable.................................................................           -        5,590
  Accounts payable and accrued expenses................................................      14,526       14,785
                                                                                          ----------   ----------
    Total current liabilities..........................................................      70,744       73,561
  Capital leases payable...............................................................         910          934
  Notes payable........................................................................      37,251       55,492
  Deferred revenue and fees............................................................       1,670        1,350
  Deferred income taxes................................................................      16,976       17,231
  Other non-current liabilities........................................................       7,898        6,544
                                                                                          ----------   ----------
      Total liabilities................................................................     135,449      155,112
                                                                                          ----------   ----------
Stockholders' equity:
  Common stock.........................................................................         163          173
  Retained earnings....................................................................     130,832      114,873
  Accumulated other comprehensive income...............................................        (160)       1,821
  Treasury stock, at cost..............................................................     (99,028)     (99,028)
                                                                                          ----------   ----------
      Total stockholders' equity.......................................................      31,807       17,839
                                                                                          ----------   ----------
        Total liabilities and stockholders' equity.....................................   $ 167,256    $ 172,951
                                                                                          ----------   ----------

           See accompanying notes to condensed financial statements.


                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF INCOME
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2008          2007          2006
                                                                          ------------   ------------  ------------
Revenues:
  Membership fees......................................................   $   332,772    $   323,254   $   309,765
  Associate services...................................................        23,266         24,888        26,674
  Other................................................................         3,276          3,474         4,717
                                                                          ------------   ------------  ------------
                                                                              359,314        351,616       341,156
                                                                          ------------   ------------  ------------
Costs and expenses:
  Membership benefits..................................................       114,624        113,045       110,415
  Commissions..........................................................        98,857        101,700        98,249
  Associate services and direct marketing..............................        23,484         28,875        29,381
  General and administrative...........................................        33,236         39,770        31,362
  Other, net...........................................................        12,427         13,402         9,626
                                                                          ------------   ------------  ------------
                                                                              282,628        296,792       279,033
                                                                          ------------   ------------  ------------
Income before income taxes and equity in net income of subsidiaries....        76,686         54,824        62,123
Provision for income taxes.............................................        29,049         17,373        21,746
                                                                          ------------   ------------  ------------
Income before equity in net income of subsidiaries.....................        47,637         37,451        40,377
Equity in net income of subsidiaries...................................        12,535         13,751        11,421
                                                                          ------------   ------------  ------------
Net income.............................................................   $    60,172    $    51,202   $    51,798
                                                                          ------------   ------------  ------------


           See accompanying notes to condensed financial statements.

                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2008          2007          2006
                                                                          ------------   ------------  ------------
Net cash provided by operating activities..............................    $   71,600     $   64,494    $   52,899
                                                                          ------------   ------------  ------------
Cash flows from investing activities:
  Additions to property and equipment..................................        (5,170)        (5,817)       (8,631)
  Purchases of investments - available-for-sale........................       (61,774)      (220,355)     (164,309)
  Maturities and sales of investments - available-for-sale.............        53,387        256,475       124,479
                                                                          ------------   ------------  ------------
    Net cash (used in) provided by investing activities................       (13,557)        30,303       (48,461)
                                                                          ------------   ------------  ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options..............................           338            (84)          485
  Tax benefit on exercise of stock options.............................           156            790           703
  Decrease in capital lease obligations................................           (22)          (341)         (320)
  Purchases of treasury stock..........................................       (44,717)       (66,460)      (73,423)
  Proceeds from issuance of debt.......................................        10,000          9,556        85,000
  Repayments of debt...................................................       (24,074)       (27,793)      (31,500)
  Dividends paid.......................................................             -              -        (4,643)
                                                                          ------------   ------------  ------------
    Net cash used in financing activities..............................       (58,319)       (84,332)      (23,698)
                                                                          ------------   ------------  ------------
Net (decrease) increase in cash and cash equivalents...................          (276)        10,465       (19,260)
Cash and cash equivalents at beginning of year.........................        19,710          9,245        28,505
                                                                          ------------   ------------  ------------
Cash and cash equivalents at end of year...............................    $   19,434     $   19,710    $    9,245
                                                                          ------------   ------------  ------------

Supplemental disclosure of cash flow information:
  Cash paid for interest...............................................    $    4,074     $    6,536    $    5,536
                                                                          ------------   ------------  ------------

  Cash paid for income taxes...........................................    $   35,029     $   30,588    $   28,710
                                                                          ------------   ------------  ------------

  Purchases of treasury stock pursuant to tender offer.................    $        -     $        -    $    6,584
                                                                          ------------   ------------  ------------


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

Dividends from Subsidiaries
Dividends paid to the Parent Company from its subsidiaries are accounted for by the equity method. During 2008, PPLCI declared and, after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $14.9 million compared to the $7.4 million and $13.4 million dividends paid to us during 2007 and 2006, respectively. During 2008, LSPV paid us an ordinary dividend of $4.1 million compared to $1.6 million during 2007 and none during 2006.




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

*10.1           Employment Agreement effective January 1, 1993 between the  Company  and Harland C. Stonecipher (In-
                corporated by reference to Exhibit 10.1 of the Company's Annual Report on  Form  10-KSB for the year ended December 31, 1992)

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



                                  EXHIBIT 21.1

                          PRE-PAID LEGAL SERVICES, INC.
                           Subsidiaries of Registrant




                                                                State or         Percentage of
                                                                Province         Ownership by
                    Name of Subsidiary                       Incorporation         Registrant
                    ------------------                       -------------       --------------

Pre-Paid Legal Casualty, Inc.                                   Oklahoma              100%

American Legal Services, Inc.                                   Oklahoma              100%

Pre-Paid Legal Services, Inc. of Florida                        Florida               100%

Legal Service Plans of Virginia, Inc.                           Virginia              100%

Ada Travel Service, Inc.                                        Oklahoma              100%

Pre-Paid Canadian Holdings, L.L.C.                              Oklahoma              100%

Pre-Paid Legal Access, Inc.                                     Oklahoma              100%

PPL Agency, Inc.                                                Oklahoma              100%

Pre-Paid Legal Services of Tennessee, Inc.                     Tennessee         100% owned by
                                                                                 Pre-Paid Legal
                                                                                 Casualty, Inc.

PPL Legal Care of Canada Corporation                          Nova Scotia,       100% owned by
                                                                 Canada        Pre-Paid Canadian
                                                                                Holdings, L.L.C.

                                  EXHIBIT 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




We have issued our reports dated February 27, 2009, with respect to the consolidated financial statements, schedule and internal control over financial reporting included in the Annual Report of Pre-Paid Legal Services, Inc. on Form 10-K for the year ended December 31, 2008. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Pre-Paid Legal Services, Inc. on Forms S-8 (File No. 333-120403, effective
November 12, 2004, File No. 33-82144, effective July 28, 1994, File No. 33-62663, effective September 14, 1995, File No. 333-53183, effective May 20, 1998 and File No. 333-38386, effective June 1, 2000).


/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2009


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

Dated: February 27, 2009           /s/ Harland C. Stonecipher
                                   ---------------------------------------------
                                   Harland C. Stonecipher
                                   Chief Executive Officer



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



Dated: February 27, 2009           /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer





                                  Exhibit 32.1


                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 27, 2009            /s/ Harland C. Stonecipher
                                   ---------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman,   Chief  Executive  Officer  and
                                   President



                                  Exhibit 32.2

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 27, 2009            /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer