Form 10-Q
period 2009-03-31
PRE PAID LEGAL SERVICES INC
filed 2009-04-28
CIK 311657

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

For The Quarterly Period Ended March 31, 2009
                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ to _____

                                 ---------------

                        Commission File Number: 001-09293

                          PRE-PAID LEGAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  Oklahoma                                    73-1016728
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

       One Pre-Paid Way, Ada, Oklahoma                         74820-5813
  (Address of principal executive offices )                     (Zip Code)

      (Registrants' telephone number, including area code): (580) 436-1234

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer | |   Accelerated filer |X|   Non-accelerated filer | |
                                                      (do not check if a smaller
Smaller reporting Company | |                          reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes | | No |X|

The number of shares outstanding of the registrant's common stock (excluding 4,852,179 shares held in treasury) as of April 22, 2009 was 10,981,613.
================================================================================




                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2009


                                    CONTENTS



Part I.  Financial Information

         Item 1.   Financial Statements:

                a) Consolidated Balance Sheets
                   as of March 31, 2009 (Unaudited) and December 31, 2008

                b) Consolidated Statements of Income (Unaudited)
                   for the three month periods ended March 31, 2009 and 2008

                c) Consolidated Statements of Comprehensive Income (Unaudited)
                   for the three month periods ended March 31, 2009 and 2008

                d) Consolidated Statements of Cash Flows (Unaudited)
                   for the three month periods ended March 31, 2009 and 2008

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

Part II. Other Information

         Item 1.   Legal Proceedings

         Item 1A.  Risk Factors

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

         Item 6.   Exhibits

Signatures




ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)


                                     ASSETS
                                                                                             March 31,       December 31,
                                                                                               2009              2008
                                                                                          -------------     -------------
Current assets:                                                                             (Unaudited)
  Cash and cash equivalents............................................................   $     32,147      $     26,528
  Available-for-sale investments, at fair value........................................         10,925            12,812
  Membership fees receivable...........................................................          6,074             6,639
  Inventories..........................................................................          1,472             1,285
  Refundable income taxes..............................................................              -               687
  Deferred member and associate service costs..........................................         15,574            15,737
  Deferred income taxes................................................................          5,544             5,151
  Other assets.........................................................................          5,843             6,200
                                                                                          -------------     -------------
      Total current assets.............................................................         77,579            75,039
Available-for-sale investments, at fair value..........................................         25,404            20,637
Investments pledged....................................................................          4,094             4,039
Property and equipment, net............................................................         52,131            53,445
Deferred member and associate service costs............................................          1,882             2,003
Other assets...........................................................................          7,935             7,680
                                                                                          -------------     -------------
        Total assets...................................................................   $    169,025      $    162,843
                                                                                          -------------     -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits payable..........................................................   $     11,619      $     12,013
  Deferred revenue and fees............................................................         27,438            26,556
  Current portion of capital leases payable............................................             24                24
  Current portion of notes payable.....................................................         19,908            22,408
  Income taxes payable.................................................................          7,842                 -
  Accounts payable and accrued expenses................................................         17,468            16,327
                                                                                          -------------     -------------
    Total current liabilities..........................................................         84,299            77,328
  Capital leases payable...............................................................            905               910
  Notes payable........................................................................         32,690            37,251
  Deferred revenue and fees............................................................          1,882             2,003
  Deferred income taxes................................................................          5,579             5,646
  Other non-current liabilities........................................................          8,246             7,898
                                                                                          -------------     -------------
      Total liabilities................................................................        133,601           131,036
                                                                                          -------------     -------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 15,836 and
    16,254 issued at March 31, 2009 and December 31, 2008, respectively................            158               163
  Retained earnings....................................................................        134,521           130,832
  Accumulated other comprehensive income...............................................           (227)             (160)
  Treasury stock, at cost; 4,852 shares held at March 31, 2009 and
    December 31, 2008, respectively....................................................        (99,028)          (99,028)
                                                                                          -------------     -------------
      Total stockholders' equity.......................................................         35,424            31,807
                                                                                          -------------     -------------
        Total liabilities and stockholders' equity.....................................   $    169,025      $    162,843
                                                                                          -------------     -------------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                     2009         2008
                                                                 ------------  ------------
Revenues:
  Membership fees.............................................     $ 106,905   $   109,060
  Associate services..........................................         5,282         6,043
  Other.......................................................           933         1,100
                                                                 ------------  ------------
                                                                     113,120       116,203
                                                                 ------------  ------------
Costs and expenses:
  Membership benefits.........................................        36,205        37,262
  Commissions.................................................        27,012        30,824
  Associate services and direct marketing.....................         6,803         5,604
  General and administrative..................................        13,383        12,574
  Other, net..................................................         2,289         4,166
                                                                 ------------  ------------
                                                                      85,692        90,430
                                                                 ------------  ------------

Income before income taxes....................................        27,428        25,773
Provision for income taxes....................................        10,327         9,831
                                                                 ------------  ------------
Net income....................................................     $  17,101   $    15,942
                                                                 ------------  ------------

Basic earnings per common share...............................     $    1.53   $     1.29
                                                                 ------------  ------------
Diluted earnings per common share.............................     $    1.52   $     1.29
                                                                 ------------  ------------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                     2009         2008
                                                                 ------------  ------------
Net income.....................................................    $  17,101   $  15,942
                                                                 ------------  ------------

Other comprehensive loss, net of tax:
  Foreign currency translation adjustment......................         (217)       (375)
                                                                 ------------  ------------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period....          199         (95)
    Reclassification adjustment for realized (gains) losses
      included in net income...................................          (49)         41
                                                                 ------------  ------------
                                                                         150         (54)
                                                                 ------------  ------------
Other comprehensive loss, net of income taxes
  of $81 and $(35) for the three months ended
  March 31, 2009 and 2008, respectively........................          (67)       (429)
                                                                 ------------  ------------

Comprehensive income...........................................    $  17,034   $  15,513
                                                                 ------------  ------------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                     ----------------------
                                                                                       2009         2008
                                                                                     ---------   ----------
Cash flows from operating activities:
Net income.......................................................................    $  17,101   $  15,942
Adjustments to reconcile net income to net cash provided
  by operating activities:
  (Benefit) provision for deferred income taxes..................................         (460)        397
  Depreciation and amortization..................................................        2,088       2,191
  Decrease in Membership fees receivable.........................................          565         192
  Increase in inventories........................................................         (187)        (49)
  Decrease in refundable income taxes............................................          687       2,253
  Decrease in deferred member and associate service costs........................          284         816
  Decrease (increase) in other assets............................................          102      (1,004)
  Decrease in accrued Membership benefits........................................         (394)        (63)
  Increase in deferred revenue and fees..........................................          761         761
  Increase in other non-current liabilities......................................          348         328
  Increase (decrease) in income taxes payable....................................        7,842         (99)
  Increase (decrease) in accounts payable and accrued expenses...................          924        (840)
                                                                                     ---------   ----------
    Net cash provided by operating activities....................................       29,661      20,825
                                                                                     ---------   ----------
Cash flows from investing activities:
  Additions to property and equipment............................................         (774)     (2,034)
  Purchases of investments - available for sale..................................      (11,203)    (29,188)
  Maturities and sales of investments - available for sale.......................        8,418      20,814
                                                                                     ---------   ----------
    Net cash used in investing activities........................................       (3,559)    (10,408)
                                                                                     ---------   ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options........................................          108         102
  Tax benefit on exercise of stock options.......................................           14          79
  Decrease in capital lease obligations..........................................           (5)         (6)
  Repayments of debt.............................................................       (7,061)     (4,560)
  Purchases and retirement of treasury stock.....................................      (13,539)    (12,884)
                                                                                     ---------   ----------
    Net cash used in financing activities .......................................      (20,483)    (17,269)
                                                                                     ---------   ----------

Net increase (decrease) in cash and cash equivalents.............................        5,619      (6,852)
Cash and cash equivalents at beginning of period.................................       26,528      24,941
                                                                                     ---------   ----------
Cash and cash equivalents at end of period.......................................    $  32,147   $  18,089
                                                                                     ---------   ----------


Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................................    $     388   $     999
                                                                                     ---------   ----------
  Cash paid for income taxes.....................................................    $   2,737   $   8,228
                                                                                     ---------   ----------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K. Terms such as "we", "our" and "us" are sometimes used as abbreviated references to Pre-Paid Legal Services, Inc.

     In our opinion, the accompanying unaudited financial statements as of March 31, 2009, and for the three month periods ended March 31, 2009 and 2008, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month period ended March 31, 2009 are not necessarily indicative of results expected for the full year.

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

Note 2 - Contingencies

     On March 27, 2006 we received a complaint filed by Blackburn & McCune PLLC, a former provider attorney law firm, in the Second Circuit Court of Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract and fraud. On May 15, 2006 the trial court dismissed plaintiff's complaint in its entirety. Plaintiff amended the complaint to allege fraud and breach of fiduciary duty on June 12, 2006 and filed a notice of appeal on June 13, 2006. On August 24, 2007 the Court of Appeals reversed the ruling of the trial court and remanded the suit to the trial court for further proceedings. This matter is currently set for trial in May 2009. Dispositive motions by both parties are pending at this time. The ultimate outcome of this matter is not determinable.

     On March 23, 2007 we received a Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC") requesting information relating to our Identity Theft Shield and ADRS Program. On April 20, 2009 we received a letter from the FTC alleging misrepresentations in sales materials used in our Identity Theft Shield and ADRS program such that we made false and misleading claims about the effectiveness of ADRS for helping organizations comply with governmental data security requirements. Revisions to the marketing materials originally used and provided to the FTC were made subsequent to the initial communication with the FTC. The FTC could decide to commence federal court proceedings for purposes of determining whether there has been a violation and might seek a variety of remedies, including injunctive relief. We are working with the FTC to reach a mutually acceptable resolution. The ultimate outcome of the matter is not determinable.

     We are a defendant in various other legal proceedings that are routine and incidental to our business. We will vigorously defend our interests in all proceedings in which we are named as a defendant. We also receive periodic complaints or requests for information from various state and federal agencies relating to our business or the activities of our marketing force. We promptly respond to any such matters and provide any information requested. While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at March 31, 2009 was $500,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $4.8 million. The Canadian taxing authorities contend commission deductions should be treated as prepaid expense and matched with the membership revenue as received, we contend these commissions are deductible when paid. We base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities challenged our allocation of general and administrative expenses to Canadian operations. We contended the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, was reasonable. During July 2007 we received and later accepted a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian taxing authorities amended Canadian tax returns to reflect the changes in our general and administrative expense and issued credits for the associated taxes, penalty and interest. We did not prevail on the commission issue on our appeal to the Canadian taxing authorities and on December 19, 2008 filed our Notice of Appeal with the Tax Court of Canada. We have paid the tax, penalty and interest relating to the commission issue and at March 31, 2009 have $3.1 million recorded in Other Assets, Current. We have established an accrued liability we believe will be sufficient to cover the estimated tax assessment in connection with these items, which at March 31, 2009 was $500,000. We believe it is more-likely than not that we will prevail on our tax position relative to these items. However, an adverse outcome could have a negative effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 - Treasury Stock Purchases

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 15 million shares through subsequent board actions. At March 31, 2009 we had purchased 14.2 million treasury shares under these authorizations for a total consideration of $420.7 million, an average price of $29.69 per share. We purchased and formally retired 422,505 shares of our common stock during the 2009 first quarter for $13.5 million, or an average price of $32.05 per share, reducing our common stock by $4,225 and our retained earnings by $13.5 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

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

                                                                Three Months
                                                               Ended March 31,
                                                            -------------------
Basic Earnings Per Share:                                      2009       2008
                                                            --------- ---------
Earnings:
Net income..............................................    $ 17,101  $ 15,942
                                                            --------- ---------
Shares:
Weighted average shares outstanding.....................      11,207    12,361
                                                            --------- ---------
Diluted Earnings Per Share:
Earnings:
Net income..............................................    $ 17,101  $ 15,942
                                                            --------- ---------
Shares:
-------
Weighted average shares outstanding.....................      11,207    12,361
Assumed exercise of options.............................          11        21
                                                            --------- ---------
Weighted average number of shares, as adjusted..........      11,218    12,382
                                                            --------- ---------
Shares issued pursuant to option exercises..............           5         6
                                                            --------- ---------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month periods ended March 31, 2009 and 2008.

Note 5 - Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. The adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities had no impact on our consolidated financial statements.

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

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. The adoption of SFAS 160 had no impact on our consolidated financial position, results of operations or cash flows.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The implementation of this standard did not have a significant impact on the determination or reporting of our financial results.

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

Note 6 - Notes Payable

     During 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At March 31, 2009, we had the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and used to purchase treasury stock.

     The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at March 31, 2009 was 2.00%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.43 to 1 at March 31, 2009. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part without penalty.

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

     * we must have availability (unused portion of the Revolving Facility) plus Qualified Cash (the amount of unrestricted cash and cash equivalents) greater than or equal to $12,500,000; and,

     * an event of default occurs if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We were in compliance with these covenants at March 31, 2009.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30 day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at March 31, 2009 was 2.00%, with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan's financial covenants conform to those of the Senior Loan.

     During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30 day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at March 31, 2009 was 1.39%, with monthly principal payments of $80,000 plus interest.

     During June 2008 we received additional financing from Bank of Oklahoma in the form of an unsecured stock repurchase loan for $10 million on an unsecured basis repayable in 12 equal monthly payments beginning June 30, 2008, together with interest at LIBOR plus 162.5 basis points. The interest rate at March 31, 2009 was 2.12%, with monthly principal payments of $833,000 plus interest.

     A schedule of outstanding balances as of March 31, 2009 is as follows:

                 Senior loan................................   $ 35,000
                 Real estate loan...........................      7,809
                 Aircraft loan..............................      8,122
                 Unsecured stock repurchase loan............      1,667
                                                               ---------
                 Total notes payable........................     52,598
                 Less: Current portion of notes payable.....    (19,908)
                                                               ---------
                 Long term portion..........................   $ 32,690
                                                               ---------

     A schedule of future maturities as of March 31, 2009 is as follows:


                 Repayment Schedule commencing
                 April 2009:
                 --------------------------------------------
                 Year 1.....................................   $ 19,908
                 Year 2.....................................     18,241
                 Year 3.....................................      9,193
                 Year 4.....................................        956
                 Year 5.....................................        956
                 Thereafter.................................      3,344
                                                               ---------
                 Total notes payable........................   $ 52,598
                                                               ---------


Note 7 - Share-based Compensation

     During the three months ended March 31, 2009, the stock option activity under our stock option plans was as follows:

                                                                                   Weighted
                                                                                   Average
                                                                                  Remaining
                                                      Weighted                   Contractual     Aggregate
                                                      Average      Number of         Term        Intrinsic
                                                       Price         Shares       (In Years)       Value
                                                    ------------  -------------   -----------   -----------
Outstanding, January 1, 2009....................      $  19.70        42,500
  Granted.......................................          -                -
  Cancelled.....................................          -                -
  Exercised.....................................         23.93        (4,500)
Outstanding, March 31, 2009.....................    ------------  -------------
                                                      $  19.20        38,000         1.92        $    3.74
                                                    ------------  -------------   -----------   -----------
Options exercisable as of March 31, 2009........      $  19.20        38,000         1.92        $    3.74
                                                    ------------  -------------   -----------   -----------

     Other information pertaining to option activity during the three months ended March 31, 2009 and 2008 was as follows:

                                                                            March 31,             March 31,
                                                                           --------------       --------------
                                                                              2009                  2008
Weighted average grant-date fair value of stock options granted......      Not applicable       Not applicable
Total fair value of stock options vested.............................      Not applicable       Not applicable
Total intrinsic value of stock options exercised.....................          $     40             $    201


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

 Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assump-tions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the market-place throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which
          transactions   are  executed in  the  marketplace.

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

     The following table presents our financial assets that were accounted for at fair value on a recurring basis as of March 31, 2009 by level within the fair value hierarchy (in thousands):

                                              Fair Value Measurements Using
                                       ---------------------------------------
                   March 31, 2009          Level 1       Level 2      Level 3
                                       ------------- ------------- -----------
Available for sale investments........ $       -     $  40,423     $       -

                   March 31, 2008
Available for sale investments........ $       -     $  46,605     $       -


     For securities without a readily ascertainable market value (Level 2), we utilize pricing services and broker quotes. Our pricing service's evaluations are based on market data. Our pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed income securities do not trade on a daily basis, our pricing service's evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2008, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the first quarter of 2009 compared to the first quarter of 2008 and the fourth quarter of 2008 (Table amounts in 000's). The sum of the percentages in the tables may not total due to rounding.

   Three Months Ended March 31, 2009       Three                %        %        Three               Three
              compared to                  Months            Change   Change      Months              Months
   Three Months Ended March 31, 2008      Ended     % of      from     from        Ended      % of     Ended     % of
            and compared to              Mar. 31,   Total     Prior   Sequential  Mar. 31,   Total    Dec 31,   Total
  Three Months Ended December 31, 2008     2009    Revenue    Year     Period      2008     Revenue    2008    Revenue
--------------------------------------   --------- --------  -------  ---------- ---------- -------- ---------- --------
Revenues:
  Membership fees....................    $ 106,905    94.5     (2.0)    (1.9)    $ 109,060     93.9  $108,994     94.9
  Associate services.................        5,282     4.7    (12.6)     6.7         6,043      5.2     4,952      4.3
  Other..............................          933     0.8    (15.2)    (3.0)        1,100      0.9       962      0.8
                                         ---------  -------  -------  ---------- ---------- -------- ---------- --------
                                           113,120   100.0     (2.7)    (1.6)      116,203    100.0   114,908    100.0
Costs and expenses:
  Membership benefits................       36,205    32.0     (2.8)    (3.8)       37,262     32.1    37,619     32.7
  Commissions........................       27,012    23.9    (12.4)   (13.0)       30,824     26.5    31,060     27.0
  Associate services and direct
    marketing........................        6,803     6.0     21.4     21.7         5,604      4.8     5,591      4.9
  General and administrative.........       13,383    11.8      6.4     (5.5)       12,574     10.8    14,155     12.3
  Other, net.........................        2,289     2.0    (45.1)   (30.1)        4,166      3.6     3,277      2.9
                                         --------- --------  -------  ---------- ---------- -------- ---------- --------
                                            85,692    75.7     (5.2)    (6.6)       90,430     77.8    91,702     79.8

Income before income taxes...........       27,428    24.2      6.4     18.2        25,773     22.2    23,206     20.2
Provision for income taxes...........       10,327     9.1      5.0     21.9         9,831      8.5     8,474      7.4
Net income...........................    --------- --------  -------  ---------- ---------- -------- ---------- --------
                                         $  17,101    15.1      7.3     16.1     $  15,942     13.7   $14,732     12.8



                                                                                            Three Months Ended
New Memberships:                                                                  3/31/2009     12/31/2008      3/31/2008
----------------                                                                  ---------     ----------      ---------
New legal service membership sales..........................................        117,635        124,629        131,862
New "stand-alone" IDT membership sales......................................          4,960          8,012          8,337
                                                                                  ---------     ----------      ---------
         Total new membership sales.........................................        122,595        132,641        140,199
                                                                                  ---------     ----------      ---------
                                                                                    122,595
New "add-on" IDT membership sales...........................................         72,850         85,221         81,263
Average Annual Membership fee...............................................        $319.86        $321.00        $321.47

Active Memberships:
Active legal service memberships at end of period...........................      1,438,519      1,469,315      1,481,531
Active "stand-alone" IDT memberships at end of period (see note below)......         88,544         89,839         85,428
                                                                                  ---------     ----------      ---------
         Total active memberships at end of period..........................      1,527,063      1,559,154      1,566,959
                                                                                  ---------     ----------      ---------
Active "add-on" IDT memberships at end of period (see note below)...........        671,850        680,862        641,997

New Sales Associates:
New sales associates recruited..............................................         23,871         32,533         25,800
Average enrollment fee paid by new sales associates.........................        $119.17         $49.02         $94.71

Average Membership fee in force:
Average Annual Membership fee...............................................        $300.81        $300.80        $298.54
Note - reflects 4,777 net transfers from "add-on" status to "stand-alone" status during the quarter


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

     Recently Issued Accounting Pronouncements
     See Note 5 - Recently Issued Accounting Pronouncements in Item 1 above.

Results of Operations - First Quarter of 2009 compared to First Quarter of 2008
--------------------------------------------------------------------------------
     Net income increased 7% for the first quarter of 2009 to $17.1 million from $15.9 million for the prior year's first quarter primarily due to a decrease in commission expense of $3.8 million, a decrease in other, net expenses of $1.9 million and a decrease in Membership benefits of $1.1 million partially reduced by a decrease in membership fees of $2.2 million, an increase in associate services and direct marketing expenses of $1.2 million an increase in general and administrative expenses of $809,000 and a decrease in associate services revenue of $761,000. Diluted earnings per share increased 18% to $1.52 per share from $1.29 per share for the prior year's comparable quarter due to the 7% increase in net income and a 9% decrease in the weighted average number of diluted shares outstanding.

     Membership fees totaled $106.9 million during the 2009 first quarter compared to $109.1 million for 2008, a decrease of 2%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 13% during the three months ended March 31, 2009 to 122,595 from 140,199 during the comparable period of 2008. At March 31, 2009, there were 1,527,063 active Memberships in force compared to 1,566,959 at March 31, 2008, a decrease of 3%. The average annual fee per Membership has increased from $299 for all Memberships in force at March 31, 2008 to $301 for all Memberships in force at March 31, 2009, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased by approximately $761,000 to $5.3 million during the first quarter of 2009 when compared to the 2008 quarter. New associates enrolled decreased 7% to 23,871 during the 2009 period compared to 25,800 for the same period of 2008. The average enrollment fees paid by new sales associates were $119 and $95 for the respective periods. The eService fees decreased to $2.6 million for the first quarter of 2009 compared to $3.1 million for the 2008 quarter. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue declined 15% from $1.1 million for the 2008 period to $933,000 for the 2009 period.

     Total revenues decreased 3% to $113.1 million for the three months ended March 31, 2009 from $116.2 million during the comparable period of 2008 due to a $2.2 million decrease in Membership fees and a $761,000 decrease in associate services revenue.

     Membership benefits, which primarily represent payments to provider law firms and Kroll Background America, Inc., a subsidiary of Kroll Inc. ("Kroll"), totaled $36.2 million for the three months ended March 31, 2009 compared to $37.3 million for the comparable period of 2008, and represented 34% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007, with an additional reduction on January 1, 2010.

     Commissions to associates decreased 12% to $27.0 million for the three months ended March 31, 2009 compared to $30.8 million for the comparable period of 2008, and represented 25% and 28% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the first quarter of 2009 totaled 122,595, a 13% decrease from the 140,199 for 2008, and the "add-on" IDT Membership sales which are not included in these totals decreased 10% to 72,850 for the first quarter of 2009 from 81,263 for 2008. Our average Annual Membership fee written during the quarter of 2009 had a slight decrease to $319.86 from $321.47 during the 2008 period. Our new Membership fees written during the first quarter of 2009 decreased 13% from 2008. Average commission per new Membership was unchanged at $200 for the 2009 first quarter. The 13% decline in new Membership fees written resulted in an approximate 12% decline in commissions. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $6.8 million for the three months ended March 31, 2009 from $5.6 million for the comparable period of 2008. The decrease was primarily a result of decreased costs for incentive trips and bonuses, decreased costs of conventions and decreased costs for materials sent to new associates due to the reduction in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended March 31, 2009 and 2008 were $13.4 million and $12.6 million, respectively, and represented 13% and 12%, respectively, of Membership fees for both periods. The $809,000 increase in general and administrative expenses included increases in employee health care cost and consulting fees associated with Payment Card Industry compliance which were partially offset by decreases in legal fees, bank services charges and telephone expense.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, were $2.3 million for the three months ended March 31, 2009 compared to $4.2 million for the 2008 comparable period. Depreciation expense was $2.1 million for the three months ended March 31, 2009 and $2.2 million for the 2008 comparable period. Interest expense decreased to $362,000 during the 2009 period from $1.3 million during the comparable period of 2008 as a result of the reduction in debt and lower interest rates. Premium taxes increased from $422,000 for the three months ended March 31, 2008 to $460,000 for the comparable period of 2009. Interest income decreased from $711,000 for the three months ended March 31, 2008 to $621,000 for the three months ended March 31, 2009, due to a decrease in interest rates.

     We have recorded a provision for income taxes of $10.3 million (37.7% of pretax income) and $9.8 million (38.1% of pretax income) for the three months ended March 31, 2009 and 2008, respectively.

Results of Operations - First Quarter of 2009 compared to Fourth Quarter of 2008
--------------------------------------------------------------------------------
     First quarter 2009 membership fees decreased $2.1 million to $106.9 million from $109.0 million for the fourth quarter of 2008. Associate services revenues increased during the 2009 first quarter by approximately $330,000 to $5.3 million from $5.0 million for the 2008 fourth quarter and associate services and direct marketing expenses increased by $1.2 million during the same period. Membership benefits totaled $36.2 million in the first quarter of 2009 compared to $37.6 million for the 2008 fourth quarter and represented 34% of membership fees for the first quarter and 35% for the 2008 fourth quarter. Commissions to associates totaled $27.0 million in the 2009 first quarter compared to $31.1 million for the 2008 fourth quarter and represented 25% and 28%, respectively, of membership fees for the two periods. General and administrative expenses decreased $772,000 during the 2009 first quarter to $13.4 million compared to $14.2 million for the 2008 fourth quarter and represented 13% of membership fees for both periods. The $772,000 decrease in general and administrative expenses included decreases in employee cost, telecommunications and bank service charges which were partially offset by increases in postage and legal and accounting fees.

     Liquidity and Capital Resources
     -------------------------------
     General
     Net cash flow provided by operating activities was $29.7 million for the three months ended March 31, 2009 compared to $20.8 million for the same period in 2008. This $8.9 million increase was primarily the result of a $5.4 million decrease in income tax payments, a $5.1 million decrease in cash paid to our associates for commissions, a $740,000 decrease in cash paid to our providers for the delivery of benefits and a $611,000 decrease in cash paid for interest reduced by a $3.1 million decrease in cash receipts from our members, a $1.2 million increase in cash paid for associate services and direct marketing expenses and a $659,000 decrease in cash received for associate services.

     Consolidated net cash used by investing activities was $3.6 million for the first three months of 2009 compared to net cash used of $10.4 million for the comparable period of 2008. This $6.8 million change in investing activities resulted from a $1.3 million decrease in additions to property and equipment and an $18.0 million decrease in the maturities and sales of investments partially offset by a $12.4 million decrease in investment purchases.

     Net cash used in financing activities during the first three months of 2009 was $20.5 million compared to $17.3 million for the comparable period of 2008. This $3.2 million change was primarily comprised of a $2.5 million increase in debt repayments and $655,000 increased treasury stock purchases.

     We purchased and formally retired 422,505 shares of our common stock during the first three months of 2009 for $13.5 million, or an average price of $32.05 per share, reducing our common stock by $4,225 and our retained earnings by $13.5 million. We had negative working capital of $6.7 million at March 31, 2009, an increase of $4.4 million compared to our negative working capital of $2.3 million at December 31, 2008. The increase was primarily due to a $7.8 million increase in income taxes payable, a $1.9 million decrease in the current portion of available-for-sale investments and a $1.1 million increase in accounts payable and accrued expenses partially offset by a increase of $5.6 million in cash and cash equivalents and a $2.5 million decrease in the current portion of notes payable. The $6.7 million negative working capital at March 31, 2009 would have been a $5.1 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the next 12 months.

     At March 31, 2009 we reported $68.5 million in cash and cash equivalents and unpledged investments compared to $60.0 million at December 31, 2008. Our investments typically consist of certificates of deposit, investment grade (rated Baa or higher) bonds primarily issued by corporations and the United States Treasury, auction rate certificates and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the three months ended March 31, 2009, we advanced commissions, net of chargebacks, of $26.1 million on new Membership sales compared to $28.9 million for the same period of 2008. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of March 31, 2009, and related activity for the three month period then ended, were:

                                                              (Amounts in 000's)
                                                              ------------------
Beginning unearned advance commission payments (1).........       $  174,371
Advance commission payments, net...........................           26,105
Earned commissions applied.................................          (29,464)
Advance commission payment write-offs......................           (1,025)
                                                                 -------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1).....................         169,987
Estimated unrecoverable advance commission payments (1)....         (45,137)
                                                                 -------------
Ending unearned advance commission payments, net (1).......      $  124,850
                                                                 -------------


(1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $63.9 million. As such, at March 31, 2009 future commission payments and related expense should be reduced as unearned advance commission payments of $61 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance any future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at March 31, 2009 of $68.5 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.

     Notes Payable
     See Note 6 - Notes Payable in Item 1 above.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services Inc. of Florida ("PPLSIF") and Legal Service Plans of Virginia, Inc. ("LSPV"). The ability of these entities to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of these entities, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. During 2008, we received $4.1 million in dividends from LSPV and $14.9 million in dividends from PPLCI.

     Contractual Obligations
     There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies
----------------------------
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in the application of critical accounting policies or estimates during the first three months of 2009. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------
     We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 831,755 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
--------------------------
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of March 31, 2009 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

     As of March 31, 2009, our investments consisted of the following:

                     Description                                  Fair Value
----------------------------------------------------------      ---------------
Obligations of state and political subdivisions...........      $     29,292
Certificates of deposit...................................             7,302
Government guaranteed bank debt...........................             1,593
U. S. Government obligations..............................             1,581
Auction Rate Securities...................................               375
Corporate obligations.....................................               280
                                                                ---------------
Total investments.........................................      $     40,423
                                                                ---------------

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


                                                                          Hypothetical change    Estimated fair value
                                                            (In 000's)      in interest rate      after  hypothetical
                                                            Fair value     (bp=basis points)    change in interest rate
                                                            ----------    -------------------   -----------------------
Fixed-maturity investments at March 31, 2009 (1).......      $  32,746     100 bp increase            $  31,146
                                                                           200 bp increase               29,696
                                                                            50 bp decrease               33,562
                                                                           100 bp decrease               34,404

Fixed-maturity investments at December 31, 2008 (1)....      $  31,360     100 bp increase            $  29,831
                                                                           200 bp increase               28,457
                                                                            50 bp decrease               32,134
                                                                           100 bp decrease               32,907
-------------------

(1) Excluding short-term investments (certificates of deposits and auction rate certificates) with a fair value of $7.7 million at March 31, 2009 and $6.1 million at December 31, 2008.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2009 would reduce the estimated fair value of our fixed-maturity investments by approximately $3.0 million at that date. At December 31, 2008, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.9 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     As of March 31, 2009, we had $52.6 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $526,000. As of March 31, 2009, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive
Income, we have recorded negative foreign currency translation adjustments of $217,000 for the three months ended March 31, 2009 and have a cumulative positive foreign currency translation adjustment balance of $642,000 at March 31, 2009. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.


ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

     See Note 2 of the Notes to Consolidated  Financial  Statements  included in
Part I, Item 1 of this report for information with respect to legal proceedings.


ITEM 1A.      RISK FACTORS
--------------------------

     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 of the Notes to Consolidated
Financial Statements included in Part I, Item 1 of this report for information with respect to legal proceedings. Please refer to pages 15 - 17 of our 2008 Annual Report on Form 10-K for a description of other risk factors. There has not been any material changes in the risk factors disclosed in the Annual Report.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------

     Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock in the open market during the first quarter of 2009.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------  ---------------  ----------------  --------------------  ----------------------
January 2009..........       203,534         $  33.56              203,534                50,726
February 2009.........        64,994            31.05               64,994               985,732
March 2009............       153,977            30.46              153,977               831,755
                        ---------------  ----------------  --------------------
Total.................       422,505         $  32.05              422,505
-----------


(1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock in the open market. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 15 million shares. The most recent authorization was for 1 million additional shares on February 18, 2009 and there has been no time limit set for completion of the repurchase program.

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

                                   PRE-PAID LEGAL SERVICES, INC.
                                   (Registrant)


Date: April 27, 2009               /s/ Harland C. Stonecipher
                                   ---------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman, Chief Executive
                                   Officer and President
                                   (Principal Executive Officer)

Date: April 27, 2009               /s/ Randy Harp
                                   ---------------------------------------------
                                   Randy Harp
                                   Chief Operating Officer
                                   (Duly Authorized Officer)

Date: April 27, 2009               /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)







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


Date: April 27, 2009               /s/ Harland C. Stonecipher
                                   ---------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman, Chief Executive
                                   Officer and President



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


Date: April 27, 2009               /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer



                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 27, 2009               /s/ Harland C. Stonecipher
                                   ---------------------------------------------
                                   Harland C. Stonecipher
                                   Chairman, Chief Executive
                                   Officer and President





                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 27, 2009               /s/ Steve Williamson
                                   ---------------------------------------------
                                   Steve Williamson
                                   Chief Financial Officer