Form 10-K/A
period 2008-12-31
PRE PAID LEGAL SERVICES INC
filed 2009-06-29
CIK 311657

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K/A
--------------------------------------------------------------------------------
(Mark one)

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


EXPLANATORY NOTE
----------------

This amendment is being filed soley for purposes of filing the financial statements of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan, as required by form 11-K for the fiscal year of the plan ended December 31, 2008 pursuant to Rule 15d-21.



ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
----------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth o page 40 of this report.

     (2) Exhibits: For a list of the documents filed a exhibits to this report, see the Exhibit Index following the signatures to this report.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PRE-PAID LEGAL SERVICES, INC.

DATE:  JUNE 29, 2009             By:  /s/  Steve Williamson
                                    ----------------------------------
                                    Steve Williamson
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



                                  EXHIBIT 23.2


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated June 25, 2009, with respect to the financial statements and supplemental schedule of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan for the year ended December 31, 2008, included in this Amendment No. 1 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2008. We hereby consent to the incorporation by reference of said report in the Registration Statement of Pre-Paid Legal Services, Inc. on Form S-8 (File No. 33-82144, effective July 28, 1994).

/s/GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 25, 2009


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

Dated: June 29, 2009               /s/ Harland C. Stonecipher
                                   --------------------------
                                   Harland C. Stonecipher
                                   Chief Executive Officer



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

Dated: June 29, 2009               /s/ Steve Williamson
                                   --------------------
                                   Steve Williamson
                                   Chief Financial Officer




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

Date: June 29, 2009                /s/ Harland C. Stonecipher
                                   --------------------------
                                   Harland C. Stonecipher
                                   Chairman,   Chief  Executive  Officer
                                   and President





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

Date: June 29, 2009                /s/ Steve Williamson
                                   --------------------
                                   Steve Williamson
                                   Chief Financial Officer






                                  Exhibit 99.1

Financial statements and report of registered public accounting firm

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

December 31, 2008 and 2007



Contents



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

    STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

    STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

    NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULE

    SCHEDULE H, LINE 4i--SCHEDULE OF ASSETS (HELD AT END OF YEAR)







Report of Independent Registered Public Accounting Firm


Trustee and Participants
Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

We have audited the accompanying statements of net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2008 and 2007, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2008 and 2007, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets (held at end of year) as of December 31, 2008 is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 25, 2009




             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan





                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                  December 31,


                                                                                             2008              2007
                                                                                       ----------------  ----------------

ASSETS
    Investments, at fair value
       Pre-Paid Legal Services, Inc. common stock                                         $ 7,113,478      $ 10,117,316
       Mutual funds                                                                         3,147,630         4,322,935
       Collective trust fund                                                                  648,249           593,477
       Money market funds                                                                       4,316             4,129
       Participant notes                                                                      186,232           199,560

    Receivables
       Employer contributions                                                                 492,266           480,202
       Other receivables                                                                       12,246             6,327

    Cash and cash equivalents                                                                   3,710             6,749
                                                                                       ----------------  ----------------
                  Total assets                                                             11,608,127        15,730,695

LIABILITIES
    Accounts payable                                                                            7,475            20,854
                                                                                       ----------------  ----------------
                  NET ASSETS AVAILABLE FOR BENEFITS AT FAIR VALUE                          11,600,652        15,709,841

Adjustment  from  fair  value to  contract  value for  interest  in  collective  trust
    relating to fully benefit-responsive investment contracts                                  62,943            15,305
                                                                                       ----------------  ----------------
                  NET ASSETS AVAILABLE FOR BENEFITS                                       $11,663,595       $15,725,146
                                                                                       ----------------  ----------------




        The accompanying notes are an integral part of these statements.


             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan





           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                             Year ended December 31,


                                                                                              2008              2007
                                                                                       ----------------  ----------------

Additions to net assets attributed to
    Contributions
       Employer contributions                                                           $     492,430     $     482,135
       Participant contributions                                                              715,317           689,629
                                                                                        -------------      ------------
             Total contributions                                                            1,207,747         1,171,764
    Investment income (loss)
       Interest and dividend income                                                           191,024           303,397
       Net (depreciation) appreciation in fair value of investments                        (4,990,490)        3,237,827
                                                                                       ----------------  ----------------
             Net investments                                                               (4,799,466)        3,541,224
                                                                                       ----------------  ----------------
                  Total additions, net of investment income (loss)                         (3,591,719)        4,712,988

Deductions from net assets attributed to
    Benefits paid to participants                                                             468,802         1,225,033
    Administrative fees                                                                         1,030             1,860
                                                                                       ----------------  ----------------
                  Total deductions                                                            469,832         1,226,893
                                                                                       ----------------  ----------------
                  NET (DECREASE) INCREASE IN NET ASSETS                                    (4,061,551)        3,486,095

Net assets available for benefits at beginning of year                                     15,725,146        12,239,051
                                                                                       ----------------  ----------------
Net assets available for benefits at end of year                                          $11,663,595       $15,725,146
                                                                                       ----------------  ----------------


        The accompanying notes are an integral part of these statements.




             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2008 and 2007


NOTE A - DESCRIPTION OF PLAN

     The Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan (the "Plan") was established on January 1, 1988 for the benefit of the employees of Pre-Paid Legal Services, Inc. and its subsidiaries (the "Company"). The Plan is administered by a committee (the "Committee") of three employees appointed by the Company. The Charles Schwab Trust Company ("Schwab") has entered into a Trust Agreement whereby Schwab acts as Plan Trustee.

     The following brief description of the provisions of the Plan is provided for general information purposes only. Participants should refer to the Plan agreement for more complete information.

     Under the terms of the Plan, the Trustee may acquire, hold and dispose of all cash and investments, including common and preferred stock of the Company in accordance with the Committee's written investment policy. Participants may direct the investment of 100% of their Elective Deferral accounts to any one or more of the investment funds designated by the Committee as permissible under the written investment policy.

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

     The Company may make discretionary contributions to the Plan for each Plan year. The contributions may vary from year to year and are determined by written action of the Board of Directors of the Company. The Company's contribution may be paid to the Trustee either in cash, Company common stock or in other property.

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

     A participant may elect to defer a portion of his compensation in the form of a contribution to his deferred compensation account under the Plan. Participants contribute to the Plan on a pre-tax basis only. Subject to the limitations contained in the Plan, a participant may elect to defer any portion of his compensation. However, a participant may never defer more than the lesser of the Internal Revenue Service limitation ($15,500 for both 2008 and 2007) in any Plan year or 80% of compensation.

     Separate accounts are maintained for each participant in the Plan. When an election is made by the participant to defer part of his compensation, an Employee Deferred Compensation Account is established. Each participant will also have a Company Contribution Account consisting of discretionary matching contributions made by the Company and a proportionate share of forfeitures.

     All amounts in the participant's accounts are placed in a trust fund and invested by the Trustee. The Trustee must invest the trust fund solely in the interest of and for the exclusive purpose of providing benefits to the participants and their beneficiaries while minimizing the expenses of administering the Plan. The Plan allows participants to direct the Trustee as to the investment of their contributions including the portion, if any, to be invested in Company common stock. The Plan allows participants who have completed at least three years of service with the Company to direct the investment of their employer contributions.

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

     Upon termination of a participant's employment with the Company, the nonvested portion of the Company contribution is forfeited. Forfeitures of approximately $12,000 and $5,000 were used to reduce future Company contributions during 2008 and 2007, respectively. At December 31, 2008 and 2007, forfeited nonvested accounts totaled approximately $4,000 and $5,000, respectively.

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

    3.     Investments
           -----------

     Investments are presented at fair value (see Note F). The cost of Company common stock sold is determined on the basis of average cost. Actual cost is used as a basis for sales of all other investments. Investment transactions are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

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

    6.     Expenses
           --------

     The Company elected to pay substantially all of the Plan's administration expenses in 2008 and 2007 although it is not obligated to do so. Any expenses not paid by the Company are to be paid by the Plan.

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

    8.     Adoption of New Accounting Guidance
           -----------------------------------

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Plan adopted SFAS 157 on January 1, 2008, as required for the financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for the financial assets and financial liabilities did not have a material impact on the Plan's financial statements. The adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have no impact on the Plan's financial statements. See Note F below.

NOTE C - INVESTMENTS

     The following presents investments that represent 5% or more of the Plan's net assets as of December 31:

                                                                                              2008              2007
                                                                                           -------------    -----------
           Common  stock -  Pre-Paid  Legal  Services,  Inc.  (190,761  and  182,788,
              shares respectively)                                                         $7,113,478       $10,117,316
           Washington Mutual Investors Fund/R4 (39,492 and 32,704 units, respectively)        842,760         1,097,785
           SEI Stable Asset (602,305 and 608,782 units, respectively)                         711,192               N/A
           Bond Fund of America (59,942 units)                                                634,211               N/A
           Growth Fund of America/R4 (29,192 units)                                           593,171           902,634
           Euro Pacific Growth Fund/R4 (16,736 units)                                             N/A           839,592

     The following table presents the net appreciation (depreciation) (including gains and losses on investments bought and sold, as well as held during the year) by type of investment for the years ended December 31:

                                                                                               2008             2007
                                                                                           -------------    -----------

       Corporate common stock - Pre-Paid Legal Services, Inc.                              $(3,370,195)      $3,265,791
       Mutual funds                                                                         (1,620,295)         (27,964)
                                                                                           -------------    -----------
                                                                                           $(4,990,490)      $3,237,827
                                                                                           -------------    -----------

NOTE D - TAX STATUS

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

NOTE E - DISTRIBUTIONS

     Former participants may request distribution of their accounts in the form of Company common stock or cash. Former participants who have elected to diversify all or a portion of their Plan accounts into mutual fund investments will receive a distribution of mutual fund shares or cash. Distributions made in 2008 consisted of cash of $468,802. Distributions made in 2007 consisted of cash of $1,225,033.

     Former participants who terminated employment during 2008 and had not yet received distribution of their account at December 31, 2008 will receive distribution in 2009. The balance due former participants at December 31, 2008 included cash of $3,685.

NOTE F - FAIR VALUE MEASUREMENT

     On  January  1,  2008,   the  Plan  adopted  SFAS  No.  157,   "Fair  Value
     Measurements," for the financial assets and liabilities. SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

     Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

     Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. Substantially all of the assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

     Following is a description of the valuation methodologies used for assets measured at fair value:

     Mutual funds - Valued at the net asset value ("NAV") of shares held by the Plan at year-end.

     Common stock - Valued at the closing price reported on the active market on which the security is traded.

     Collective trust fund - Valued based on the fair value of the collective trust's underlying investmetns.

     Participant notes - Valued at amortized cost, which approximates fair value.

     The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

     The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2008:


                                                     Level 1           Level 2          Level 3            Total
                                                  -------------      ------------    -------------     -------------

    Common stock                                   $ 7,113,478   $           -   $            -         $ 7,113,478
    Mutual funds                                     3,147,630               -                -           3,147,630
    Collective trust funds                                 -             711,192              -             711,192
    Money market funds                                     -               4,316              -               4,316
    Participant notes                                      -                 -            186,232           186,232
                                                  -------------      ------------    -------------     -------------
              Total assets                         $10,261,108        $  715,508      $   186,232       $11,162,848
                                                  -------------      ------------    -------------     -------------


     The table below sets forth a summary of changes in the fair value of the Plan's Level 3 assets for the year ended December 31, 2008:

    Participant notes
    Balance, beginning of year                                       $199,560
    Realized gains (losses)                                                 -
    Unrealized gains (losses)                                               -
    Purchases, sales, issuances and settlements (net)                 (13,328)
                                                                     ---------
    Balance, end of year                                             $186,232
                                                                     ---------

NOTE G - RELATED PARTY TRANSACTIONS

     A significant portion of the Plan's assets is invested in common stock of the Company. In addition, the Plan invests in a collective fund and various mutual funds that are issued or managed by the Trustee or an affiliate thereof.

NOTE H - RECONCILIATION TO FORM 5500

     The following is a reconciliation of net assets available for benefits per the financial statements to Form 5500 for the year ended December 31:

                                                                                               2008             2007
                                                                                           ------------     ------------
       Net assets available for benefits per financial statements                          $11,663,595      $15,725,146
       Adjustment  from fair value to  contract  value for  interest  in  collective
         trust relating to fully benefit-responsive investment contracts                       (62,943)         (15,305)
                                                                                           ------------     ------------

       Net assets available for benefits per Form 5500                                     $11,600,652      $15,709,841
                                                                                           ------------     -----------

     The Plan's investment in the collective trust is reported at fair value on the Form 5500.



                              SUPPLEMENTAL SCHEDULE




             Pre-Paid Legal Services, Inc. Employee Stock Ownership
                                 and Thrift Plan

          SCHEDULE H, LINE 4i--SCHEDULE OF ASSETS (HELD AT END OF YEAR)


                                December 31, 2008

--- ------------------------------------------ -------------------------------------------------------- -------- -----------------

(a)                   (b)                                              (c)                                (d)             (e)
       Identity of issuer, borrower,           Description of investment including maturity date, rate
          lessor or similar party                 of interest, collateral, par or maturity value          Cost       Current Value
          -----------------------                 ----------------------------------------------          ----       -------------

    *Pre-Paid Legal Services, Inc. Common    Common Stock, 190,761 shares/units                            **        $ 7,113,478
    Stock

    SEI Stable Asset                         Common Collective Trust Fund, 602,305.315 shares/units        **            711,192

    American Balanced Fund/R4                Mutual Funds, 11,478.754 shares/units                         **            157,948
    Bond Fund of America/R4                  Mutual Funds, 59,941.502 shares/units                         **            634,211
    Euro Pacific Growth Fund/R4              Mutual Funds, 19,153.175 shares/units                         **            527,862
    Growth Fund of America/R4                Mutual Funds, 29,191.505 shares/units                         **            593,171
    Vanguard Small Cap Growth Index Fund     Mutual Funds, 10,808.687 shares/units                         **            128,623
    Vanguard Small Cap Value Index/Inv       Mutual Funds, 25,764.536 shares/units                         **            263,055
    Washington Mutual Investors Fund/R4      Mutual Funds, 39,492.017 shares/units                         **            842,760

    *Participant Loans                       Participant loans, maturity dates various thru July 2016;
                                               interest rates vary between 6.00% and 10.25%                              186,232
    Money Market Funds                                                                                                     4,316
                                                                                                                     -----------
                                                                                      Total Investments              $11,162,848
                                                                                                                     -----------

    *Party-in-interest
    **Cost not required for participant-directed investments
