Form 10-Q
period 2009-06-30
PRE PAID LEGAL SERVICES INC
filed 2009-07-27
CIK 311657

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

For The Quarterly Period Ended June 30, 2009

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

Large accelerated filer | |   Accelerated filer |X|   Non-accelerated filer | |
                                                      (do not check if a smaller
                                                       reporting company)
Smaller reporting Company | |


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes | | No |X|

The number of shares outstanding of the registrant's common stock (excluding 4,852,179 shares held in treasury) as of July 22, 2009 was 10,965,299.
================================================================================






                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2009


                                    CONTENTS

Part I. Financial Information

     Item 1. Financial Statements:


          a) Consolidated Balance Sheets
             as of June 30, 2009 (Unaudited) and December 31, 2008

          b) Consolidated Statements of Income (Unaudited) for the three month and six month periods ended
             June 30, 2009 and 2008

          c) Consolidated Statements of Comprehensive Income
             (Unaudited) for the three month six month periods ended June 30, 2009 and 2008

          d) Consolidated Statements of Cash Flows (Unaudited) for the three month and six month periods ended
             June 30, 2009 and 2008

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

Signatures


<

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS
                                                                                             June 30,        December 31,
                                                                                               2009              2008
                                                                                          --------------    --------------
Current assets:                                                                             (Unaudited)
  Cash and cash equivalents............................................................   $     29,064      $     26,528
  Available-for-sale investments, at fair value........................................         10,201            12,812
  Membership fees receivable...........................................................          5,948             6,639
  Inventories..........................................................................          1,300             1,285
  Refundable income taxes..............................................................          1,817               687
  Deferred member and associate service costs..........................................         14,756            15,737
  Deferred income taxes................................................................          5,618             5,151
  Other assets.........................................................................          6,644             6,200
                                                                                          --------------    --------------
      Total current assets.............................................................         75,348            75,039
Available-for-sale investments, at fair value..........................................         27,688            20,637
Investments pledged....................................................................          4,191             4,039
Property and equipment, net............................................................         51,040            53,445
Deferred member and associate service costs............................................          1,811             2,003
Other assets...........................................................................          9,055             7,680
                                                                                          --------------    --------------
        Total assets...................................................................   $    169,133      $    162,843
                                                                                          --------------    --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits payable..........................................................   $     11,556      $     12,013
  Deferred revenue and fees............................................................         27,259            26,556
  Current portion of capital leases payable............................................            250                24
  Current portion of notes payable.....................................................         18,241            22,408
  Accounts payable and accrued expenses................................................         15,353            16,327
                                                                                          --------------    --------------
    Total current liabilities..........................................................         72,659            77,328
                                                                                          --------------    --------------
  Capital leases payable...............................................................          1,119               910
  Notes payable........................................................................         28,130            37,251
  Deferred revenue and fees............................................................          1,811             2,003
  Deferred income taxes................................................................          5,466             5,646
  Other non-current liabilities........................................................          8,555             7,898
                                                                                          --------------    --------------
      Total liabilities................................................................        117,740           131,036
                                                                                          --------------    --------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 15,823 and
    16,254 issued at June 30, 2009 and December 31, 2008, respectively.................            158               163
  Retained earnings....................................................................        149,788           130,832
  Accumulated other comprehensive income (loss)........................................            475              (160)
  Treasury stock, at cost; 4,852 shares held at June 30, 2009 and
    December 31, 2008, respectively....................................................        (99,028)          (99,028)
                                                                                          --------------    --------------
      Total stockholders' equity.......................................................         51,393            31,807
                                                                                          --------------    --------------
        Total liabilities and stockholders' equity.....................................   $    169,133      $    162,843
                                                                                          --------------    --------------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)
                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   -----------------------
                                                                     2009         2008         2009         2008
                                                                   ----------  ----------   ----------   ----------
Revenues:
  Membership fees.............................................     $ 105,516   $ 109,456    $ 212,421    $ 218,516
  Associate services..........................................         5,908       6,303       11,190       12,346
  Other.......................................................           969       1,096        1,902        2,196
                                                                   ----------  ----------   ----------   ----------
                                                                     112,393     116,855      225,513      233,058
                                                                   ----------  ----------   ----------   ----------
Costs and expenses:
  Membership benefits.........................................        36,013      37,850       72,218       75,112
  Commissions.................................................        29,335      31,196       56,347       62,020
  Associate services and direct marketing.....................         6,502       7,029       13,305       12,633
  General and administrative..................................        12,922      13,761       26,305       26,335
  Other, net..................................................         1,845       2,927        4,134        7,093
                                                                   ----------  ----------   ----------   ----------
                                                                      86,617      92,763      172,309      183,193
                                                                   ----------  ----------   ----------   ----------

Income before income taxes....................................        25,776      24,092       53,204       49,865
Provision for income taxes....................................         9,985       9,036       20,312       18,867
                                                                   ----------  ----------   ----------   ----------
Net income....................................................     $  15,791   $  15,056    $  32,892    $  30,998
                                                                   ----------  ----------   ----------   ----------

Basic earnings per common share...............................     $    1.44   $    1.25    $    2.97    $    2.54
                                                                   ----------  ----------   ----------   ----------

Diluted earnings per common share.............................     $    1.44   $    1.25    $    2.96    $    2.54
                                                                   ----------  ----------   ----------   ----------

   The accompanying notes are an integral part of these financial statements.



                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   -----------------------
                                                                      2009        2008         2009         2008
                                                                   ----------  ----------   ----------   ----------
Net income.....................................................    $  15,791   $  15,056    $  32,892    $  30,998
                                                                   ----------  ----------   ----------   ----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................          720         111          503         (264)
                                                                   ----------  ----------   ----------   ----------
  Unrealized (losses) gains on investments:
    Unrealized holding (losses) gains arising during period....           19        (270)         217         (365)
    Reclassification adjustment for realized losses (gains)
      included in net income...................................          (37)         11          (85)          52
                                                                   ----------  ----------   ----------   ----------
                                                                         (18)       (259)         132         (313)
                                                                   ----------  ----------   ----------   ----------
Other comprehensive income (loss), net of income taxes of
  $(10) and $(166) for the three months and $71 and $(200)
  for the six months ended June 30, 2009 and 2008,
  respectively.................................................          702        (148)         635         (577)
                                                                   ----------  ----------   ----------   ----------

Comprehensive income...........................................    $  16,493   $  14,908    $  33,527    $  30,421
                                                                   ----------  ----------   ----------   ----------



   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                          ---------------------------
                                                                                             2009          2008
                                                                                          ------------  -------------

Cash flows from operating activities:
Net income.............................................................................   $    32,892   $    30,998
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Benefit for deferred income taxes....................................................          (647)         (644)
  Depreciation and amortization........................................................         4,131         4,377
  Decrease in Membership income receivable.............................................           691            91
  (Increase) decrease in inventories...................................................           (15)          180
  Increase in income tax receivable....................................................        (1,130)       (2,838)
  Decrease in deferred member and associate service costs..............................         1,173         1,219
  Increase in other assets.............................................................        (1,819)         (585)
  Decrease in accrued Membership benefits..............................................          (457)           (2)
  Increase in deferred revenue and fees................................................           511           741
  Increase in other non-current liabilities............................................           657           699
  Decrease in income tax payable.......................................................             -        (5,590)
  Decrease in accounts payable and accrued expenses and other..........................          (471)         (988)
                                                                                          ------------  -------------
    Net cash provided by operating activities..........................................        35,516       27,658
                                                                                          ------------  -------------
Cash flows from investing activities:
  Additions to property and equipment..................................................        (1,280)       (3,190)
  Purchases of investments - available for sale........................................       (27,879)      (34,740)
  Maturities and sales of investments - available for sale.............................        23,419        36,048
                                                                                          ------------  -------------
    Net cash used in investing activities..............................................        (5,740)       (1,882)
                                                                                          ------------  -------------
Cash flows from financing activities:
  Proceeds from exercise of stock options and related tax withholding payments.........           108           102
  Tax benefit on exercise of stock options.............................................            14            79
  Proceeds from issuance of debt.......................................................             -        10,000
  Decrease in capital lease obligations................................................           (11)          (10)
  Repayments of debt...................................................................       (13,288)       (9,954)
  Purchases of treasury stock..........................................................       (14,063)      (27,763)
                                                                                          ------------  -------------
    Net cash used in financing activities .............................................       (27,240)      (27,546)
                                                                                          ------------  -------------

Net increase (decrease) in cash and cash equivalents...................................         2,536        (1,770)
Cash and cash equivalents at beginning of period.......................................        26,528        24,941
                                                                                          ------------  -------------
Cash and cash equivalents at end of period.............................................   $    29,064   $    23,171
                                                                                          ------------  -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest...............................................................   $       714   $     2,310
                                                                                          ------------  -------------
  Cash paid for income taxes...........................................................   $    23,509   $    27,878
                                                                                          ------------  -------------
  Non-cash activities - capital lease obligations incurred.............................   $       446   $         -
                                                                                          ------------  -------------



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

     In our opinion, the accompanying unaudited financial statements as of June 30, 2009, and for the three month and six month periods ended June 30, 2009 and 2008, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month and six month periods ended June 30, 2009 are not necessarily indicative of results expected for the full year.

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

Note 2 - Contingencies

     On March 27, 2006 we received a complaint filed by Blackburn & McCune PLLC, a former provider attorney law firm, in the Second Circuit Court of Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract and fraud. On May 15, 2006 the trial court dismissed plaintiff's complaint in its entirety. Plaintiff amended the complaint to allege fraud and breach of fiduciary duty on June 12, 2006 and filed a notice of appeal on June 13, 2006. On August 24, 2007 the Court of Appeals reversed the ruling of the trial court and remanded the suit to the trial court for further proceedings. On June 24, 2009, the trial court granted our motion for summary judgment and dismissed plaintiff's action against us in its entirety. Plaintiff has appealed this order. The ultimate outcome of this matter is not determinable.

     On March 23, 2007 we received a Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC") requesting information relating to our Identity Theft Shield and ADRS Program. On April 20, 2009 we received a letter from the FTC alleging misrepresentations in sales materials used in our Identity Theft Shield and ADRS program such that we made false and misleading claims about the effectiveness of ADRS for helping organizations comply with government data security requirements. Revisions to the marketing materials originally provided to the FTC have been made subsequent to the initial communication with the FTC. The FTC could decide to commence administrative or federal court proceedings for purposes of determining whether there has been a violation and might seek a variety of remedies, including injunctive relief. We are working with the FTC to reach a mutually acceptable resolution. The ultimate outcome of the matter is not determinable but we will vigorously defend our interests in this matter.

     We are a defendant in various other legal proceedings that are routine and incidental to our business. We will vigorously defend our interests in all proceedings in which we are named as a defendant. We also receive periodic complaints or requests for information from various state and federal agencies relating to our business or the activities of our marketing force. We promptly respond to any such matters and provide any information requested. While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We have established an accrued liability, we believe will be sufficient to cover estimated damages in connection with various cases (exclusive of ongoing defense costs which are expensed as incurred), which at June 30, 2009 was $50,000. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the claims. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense and we base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. In addition, Canadian taxing authorities challenged our allocation of general and administrative expenses to Canadian operations. We contended the allocation of general and administrative expenses, based on the percentage of Canadian new memberships written and the Canadian percentage memberships in force, was reasonable. During July 2007 we received and later accepted a settlement offer from the Canadian taxing authorities regarding the general and administrative deductions which would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian taxing authorities amended Canadian tax returns to reflect the changes in our general and administrative expense and issued credits for the associated taxes, penalty and interest. We did not prevail on the commission issue on our appeal to the Canadian taxing authorities and on December 19, 2008 filed our Notice of Appeal with the Tax Court of Canada. We have paid all the assessed tax, penalty and interest relating to the commission issue and at June 30, 2009 have $3.3 million recorded in Other Assets, Current which represents the amount of refund we expect to ultimately receive. We have established an accrued liability we believe will be sufficient to cover any additional estimated penalty and interest assessment in connection with these items, which at June 30, 2009 was $500,000. We believe it is more-likely than not that we will prevail on our tax position relative to these items, however, it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 - Treasury Stock Purchases

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 15 million shares through subsequent board actions. At June 30, 2009 we had purchased 14.2 million treasury shares under these authorizations for a total consideration of $421.2 million, an average price of $29.70 per share. We purchased and formally retired 13,315 shares of our common stock during the 2009 second quarter for $525,000, or an average price of $39.42 per share, reducing our common stock by $133 and our retained earnings by $525,000. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.


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

                                                                            Three Months          Six Months
                                                                           Ended June 30,       Ended June 30,
                                                                         -------------------  -------------------
Basic Earnings Per Share:                                                 2009       2008      2009       2008
                                                                         --------- ---------  --------- ---------
Earnings:
Net income...........................................................    $ 15,791  $ 15,056   $ 32,892  $ 30,998
                                                                         --------- ---------  --------- ---------
Shares:
Weighted average shares outstanding..................................      10,980    12,016     11,091    12,189
                                                                         --------- ---------  --------- ---------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $ 15,791  $ 15,056   $ 32,892  $ 30,998
                                                                         --------- ---------  --------- ---------
Shares:
-------
Weighted average shares outstanding..................................      10,980    12,016     11,091    12,189
Assumed exercise of options..........................................          13        19         13        20
                                                                         --------- ---------  --------- ---------
Weighted average number of shares, as adjusted.......................      10,993    12,035     11,104    12,209
                                                                         --------- ---------  --------- ---------
Shares issued pursuant to option exercises...........................           -         -          5         6
                                                                         --------- ---------  --------- ---------


     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month and six month periods ended June 30, 2009 and 2008.

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

     In May 2009, the FASB issued statement No. 165,  "Subsequent  Events" (SFAS
165). SFAS 165 modifies the definition of what qualifies as a subsequent event--those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued--and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. We adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date and evaluated subsequent events through July 24, 2009..

     In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) ("Codification") and the Hierarchy of Generally Accepted
Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification to our disclosures beginning with our third quarter of fiscal 2009. As Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on our financial statements.

     On April 9, 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and we adopted them in second quarter 2009. See Note 8.

Note 6 - Notes Payable

     During 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At June 30, 2009, we had the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and used to purchase treasury stock.

     The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at June 30, 2009 was 1.81%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.43 to 1 at June 30, 2009. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part without penalty.

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

     We were in compliance with these covenants at June 30, 2009.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30 day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at June 30, 2009 was 1.81%, with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan's financial covenants conform to those of the Senior Loan.

     During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30 day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at June 30, 2009 was 1.20%, with monthly principal payments of $80,000 plus interest.

     During June 2008 we received additional financing from Bank of Oklahoma in the form of an unsecured stock repurchase loan for $10 million on an unsecured basis repayable in 12 equal monthly payments beginning June 30, 2008, together with interest at LIBOR plus 162.5 basis points. This loan was completely repaid pursuant to its terms.

     A schedule of outstanding balances as of June 30, 2009 is as follows:

                       Senior loan................................   $ 31,250
                       Real estate loan...........................      7,238
                       Aircraft loan..............................      7,883
                                                                     ---------
                       Total notes payable........................     46,371
                       Less: Current portion of notes payable.....    (18,241)
                                                                     ---------
                       Long term portion..........................   $ 28,130
                                                                     ---------

     A schedule of future maturities as of June 30, 2009 is as follows:

                       Repayment Schedule commencing
                       April 2009:
                       --------------------------------------------
                       Year 1.....................................   $ 18,241
                       Year 2.....................................     18,241
                       Year 3.....................................      4,872
                       Year 4.....................................        956
                       Year 5.....................................        956
                       Thereafter.................................      3,105
                                                                     ---------
                       Total notes payable........................   $ 46,371
                                                                     ---------


Note 7 - Share-based Compensation

     During the six months ended June 30, 2009, the stock option activity under our stock option plans was as follows:


                                                                                   Weighted
                                                                                   Average
                                                                                  Remaining
                                                      Weighted                   Contractual     Aggregate
                                                      Average      Number of         Term        Intrinsic
                                                       Price         Shares       (In Years)       Value
                                                    ------------  ------------   ------------   ----------
Outstanding, January 1, 2009....................      $  19.70        42,500
  Granted.......................................          -                -
  Cancelled.....................................          -                -
  Exercised.....................................         23.93        (4,500)
                                                    ------------  -----------
Outstanding, June 30, 2009......................      $  19.20        38,000         1.67        $     927
                                                    ------------  ------------   ------------   ----------
Options exercisable as of June 30, 2009.........      $  19.20        38,000         1.67        $     927
                                                    ------------  ------------   ------------   ----------

     Other information pertaining to option activity during the six months ended June 30, 2009 and 2008 was as follows:

                                                                           June 30, 2009        June 30, 2008
                                                                           --------------       --------------

Weighted average grant-date fair value of stock options granted......      Not applicable       Not applicable
Total fair value of stock options vested.............................      Not applicable       Not applicable
Total intrinsic value of stock options exercised.....................          $     40             $    201


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

 Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include obligations of state and political subdivisions, government guaranteed bank debt, auction rate certificates and corporate obligations.

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

     The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 by level within the fair value hierarchy (in thousands):

                                                            Fair Value Measurements Using
                                                         -------------------------------------
                    June 30, 2009                          Level 1       Level 2       Level 3
                    -------------                        ----------    ----------    ---------
Available for sale investments.....................      $       -     $  42,080     $       -

                    June 30, 2008
                    -------------
Available for sale investments.....................      $       -     $  36,663     $       -


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

     Our financial instruments consist primarily of cash, certificates of deposit, short-term investments, debt and equity securities, Membership fees receivable, Membership benefits payable, notes payable and accounts payable and accrued expenses. Fair value estimates have been determined by us, using available market information and appropriate valuation methodologies. Fair values of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates. The carrying value of cash, certificates of deposit, Membership fees receivable, Membership benefits payable and accounts payable and accrued expenses are considered to be representative of their respective fair value, due to the short term nature of these instruments. The carrying value of notes payable is considered to be representative of their respective fair values, due to the variable interest rate feature of such notes. The fair value disclosures relating to debt and equity securities are presented above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2008, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the second quarter of 2009 compared to the second quarter of 2008 and the first quarter of 2009 (Table amounts in 000's). The sum of the percentages in the tables may not total due to rounding.

    Three Months Ended June 30, 2009      Three                %          %       Three              Three
              compared to                 Months             Change    Change     Months             Months
    Three Months Ended June 30, 2008      Ended     % of     from       from      Ended      % of     Ended    % of
            and compared to              June 30,   Total    Prior    Sequential June 30,   Total     March    Total
   Three Months Ended March 31, 2009       2009    Revenue    Year     Period      2008    Revenue  31, 2009  Revenue
------------------------------------    ---------- ------- -------- ---------- --------- --------- --------- ---------
Revenues:
  Membership fees....................    $105,516     93.9     (3.6)    (1.3)   $109,456      93.7  $106,905     94.5
  Associate services.................       5,908      5.2     (6.3)    11.9       6,303       5.4     5,282      4.7
  Other..............................         969      0.9    (11.6)     3.9       1,096       0.9       933      0.8
                                        ---------- -------  -------- ---------- --------- --------- --------- ---------
                                          112,393    100.0     (3.8)    (0.6)    116,855     100.0   113,120    100.0
Costs and expenses:
  Membership benefits................      36,013     32.0     (4.9)    (0.5)     37,850      32.4    36,205     32.0
  Commissions........................      29,335     26.1     (6.0)     8.6      31,196      26.7    27,012     23.9
  Associate services and direct
    marketing........................       6,502      5.8     (7.5)    (4.4)      7,029       6.0     6,803      6.0
  General and administrative.........      12,922     11.5     (6.1)    (3.4)     13,761      11.8    13,383     11.8
  Other, net.........................       1,845      1.6    (37.0)   (19.4)      2,927       2.5     2,289      2.0
                                        ---------- -------  -------- ---------- --------- --------- --------- ---------
                                           86,617     77.0     (6.6)     1.1      92,763      79.4    85,692     75.7

Income before income taxes...........      25,776     22.9      7.0     (6.0)     24,092      20.6    27,428     24.2
Provision for income taxes...........       9,985      8.9     10.5     (3.3)      9,036       7.7    10,327      9.1
                                        ---------- -------  -------- ---------- --------- --------- --------- ---------
Net income...........................     $15,791     14.0      4.9     (7.7)    $15,056      12.9   $17,101     15.1
                                        ---------- -------  -------- ---------- --------- --------- --------- ---------


                                                                                            Three Months Ended
New Memberships:                                                                  6/30/2009      6/30/2008      3/31/2009
----------------                                                                  ---------      ---------      ---------
New legal service membership sales..........................................        118,050        127,804        117,635
New "stand-alone" IDT membership sales......................................          4,180          6,642          4,960
                                                                                  ---------      ---------      ---------
         Total new membership sales.........................................        122,230        134,446        122,595
                                                                                  ---------      ---------      ---------

New "add-on" IDT membership sales...........................................         78,009         82,623         72,850
Average Annual Membership fee...............................................        $328.79        $329.44        $319.86

Active Memberships:
Active legal service memberships at end of period...........................      1,419,092      1,481,051      1,438,519
Active "stand-alone" IDT memberships at end of period.......................         86,779         85,588         88,544
                                                                                  ---------      ---------      ---------
         Total active memberships at end of period..........................      1,505,871      1,566,639      1,527,063
                                                                                  ---------      ---------      ---------
Active "add-on" IDT memberships at end of period............................        670,769        658,365        671,850

New Sales Associates:
New sales associates recruited..............................................         25,172         26,102         23,871
Average enrollment fee paid by new sales associates.........................        $120.98         $98.93        $119.17

Average Membership fee in force:
Average Annual Membership fee...............................................        $301.37        $300.46        $300.81


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

     Recently Issued Accounting Pronouncements
     See Note 5 - Recently Issued Accounting Pronouncements in Item 1 above.

Results of Operations - Second Quarter of 2009 compared to Second Quarter
-------------------------------------------------------------------------
of 2008
-------
     Net income increased 5% for the second quarter of 2009 to $15.8 million from $15.1 million for the prior year's second quarter primarily due to a decrease in commission expense of $1.9 million, a decrease in other, net expenses of $1.1 million and a decrease in Membership benefits of $1.8 million, a decrease in associate services and direct marketing expenses of $527,000 and a decrease in general and administrative expenses of $839,000, partially reduced by a decrease in membership fees of $3.9 million and a decrease in associate services revenue of $395,000. Diluted earnings per share increased 15% to $1.44 per share from $1.25 per share for the prior year's comparable quarter due to the 5% increase in net income and a 9% decrease in the weighted average number of diluted shares outstanding.

     Membership fees totaled $105.5 million during the 2009 second quarter compared to $109.5 million for 2008, a decrease of 4%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 9% during the three months ended June 30, 2009 to 122,230 from 134,446 during the comparable period of 2008. At June 30, 2009, there were 1,505,871 active Memberships in force compared to 1,566,639 at June 30, 2008, a decrease of 4%. The average annual fee per Membership has increased from $300 for all Memberships in force at June 30, 2008 to $301 for all Memberships in force at June 30, 2009, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue decreased by approximately $395,000 to $5.9 million during the second quarter of 2009 when compared to the 2008 quarter. New associates enrolled decreased 4% to 25,172 during the 2009 period compared to 26,102 for the same period of 2008. The average enrollment fees paid by new sales associates were $121 and $99 for the respective periods. The eService fees decreased to $2.4 million for the second quarter of 2009 compared to $3.1 million for the 2008 quarter. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue declined 12% from $1.1 million for the 2008 period to $969,000 for the 2009 period.

     Total revenues decreased 4% to $112.4 million for the three months ended June 30, 2009 from $116.9 million during the comparable period of 2008 due to a $3.9 million decrease in Membership fees and a $395,000 decrease in associate services revenue.

     Membership benefits, which primarily represent payments to provider law firms and Kroll Background America, Inc., a subsidiary of Kroll Inc. ("Kroll"), totaled $36.0 million for the three months ended June 30, 2009 compared to $37.9 million for the comparable period of 2008, and represented 34% and 35%, respectively, of Membership fees for the two periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007, with an additional reduction on January 1, 2010.

     Commissions to associates decreased 6% to $29.3 million for the three months ended June 30, 2009 compared to $31.2 million for the comparable period of 2008, and represented 28% and 29% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the second quarter of 2009 totaled 122,230, a 9% decrease from the 134,446 for 2008, and the "add-on" IDT Membership sales which are not included in these totals decreased 6% to 78,009 for the second quarter of 2009 from 82,623 for 2008. Our average Annual Membership fee written during the quarter of 2009 had a slight increase to $301.37 from $300.46 during the 2008 period. Our new Membership fees written during the second quarter of 2009 decreased 4% from 2008. Average commission per new Membership was unchanged at $200 for the 2009 second quarter. The 4% decline in new Membership fees written resulted in an approximate 6% decline in commissions. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses decreased to $6.5 million for the three months ended June 30, 2009 from $7.0 million for the comparable period of 2008. The decrease was primarily a result of decreased costs for bonuses, decreased costs of conventions and decreased costs for materials and related freight sent to new associates due to the reduction in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended June 30, 2009 and 2008 were $12.9 million and $13.8 million, respectively, and represented 12% and 13%, respectively, of Membership fees for both periods. The $839,000 decrease in general and administrative expenses included decreases in employee costs, bank service charges, advertising and other taxes which were partially offset by increases in consulting fees associated with Payment Card Industry compliance and legal fees.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, were $1.8 million for the three months ended June 30, 2009 compared to $2.9 million for the 2008 comparable period. Depreciation expense was $2.0 million for the three months ended June 30, 2009 and $2.2 million for the 2008 comparable period. Interest expense decreased to $302,000 during the 2009 period from $807,000 during the comparable period of 2008 as a result of the reduction in debt and lower interest rates. Premium taxes decreased from $478,000 for the three months ended June 30, 2008 to $442,000 for the comparable period of 2009. Interest income decreased from $507,000 for the three months ended June 30, 2008 to $492,000 for the three months ended June 30, 2009, due to a decrease in interest rates. The litigation reserve was reduced by $450,000 for the three months ended June 30, 2009 compared to a reduction of $37,000 for the comparable period of 2008.

     We have recorded a provision for income taxes of $10.0 million (38.7% of pretax income) and $9.0 million (37.5% of pretax income) for the three months ended June 30, 2009 and 2008, respectively.

Results of Operations - Second Quarter of 2009 compared to First Quarter of 2009
--------------------------------------------------------------------------------

     Second quarter 2009 membership fees decreased $1.4 million to $105.5 million from $106.9 million for the first quarter of 2009. Associate services revenues increased during the 2009 second quarter by approximately $626,000 to $5.9 million from $5.3 million for the 2009 first quarter and associate services and direct marketing expenses decreased by $301,000 during the same period. Membership benefits totaled $36.0 million in the second quarter of 2009 compared to $36.2 million for the 2009 first quarter and represented 34% of membership fees for both periods. Commissions to associates totaled $29.3 million in the 2009 second quarter compared to $27.0 million for the 2009 first quarter and represented 28% and 25%, respectively, of membership fees for the two periods. General and administrative expenses decreased $461,000 during the 2009 second quarter to $12.9 million compared to $13.4 million for the 2009 first quarter and represented 12% and 13%, respectively, of membership fees for the two periods. The $461,000 decrease in general and administrative expenses included decreases in employee cost, accounting and bank service charges which were partially offset by increases in postage, legal expenses and telecommunications fees.

Results of Operations - First Six Months of 2009 compared to First Six Months
-----------------------------------------------------------------------------
of 2008
-------

     Membership revenues decreased 3% in the first six months of 2009 to $212.4 million compared to $218.5 million for the first six months of 2008. Net income increased 6% for the first six months of 2009 to $32.9 million from $31.0 million for the prior year's comparable period primarily due to the decrease of $5.7 million in commissions, a $3.0 million decrease in other, net expenses and a $2.9 million decrease in Membership benefits expense partially offset by decreases in Membership fees of $6.1 million, decrease in associate services revenue of $1.2 million and a $1.4 million increase in the provision for income taxes. Diluted earnings per share increased 17% to $2.96 per share from $2.54 per share for the prior year's comparable six month period due to the 6% increase in net income and an approximate 9% decrease in the weighted average number of diluted shares outstanding.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 11% during the six months ended June 30, 2009 to 244,825 from 274,645 during the comparable period of 2008. At June 30, 2009, there were 1,505,871 active Memberships in force compared to 1,566,639 at June 30, 2008, a decrease of 4%. The average annual fee per Membership has increased from $300 for all Memberships in force at June 30, 2008 to $301 for all Memberships in force at June 30, 2009.

     Associate services revenue decreased 9% from $12.3 million for the first six months of 2008 to $11.2 million during the comparable period of 2009 due to a decrease in associate enrollment fees and eService fees. Total new associates enrolled decreased 6% during the first six months of 2009 to 49,043 compared to 51,902 for the same period of 2008 and average enrollment fees paid by new sales associates increased from $99 during the 2008 period to $120 during the 2009 six months due to a higher average enrollment fee available during the 2009 period. The eService fees decreased to $5.0 million during the first six months of 2009 compared to $6.2 million for the comparable period of 2008. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other revenue decreased $294,000 from $2.2 million for the six month period ending June 30, 2008 to $1.9 million for the same period of 2009.

     Primarily as a result of the decrease in Membership fees, total revenues decreased to $225.5 million for the six months ended June 30, 2009 from $233.1 million during the comparable period of 2008, a decrease of 3%.

     Membership benefits totaled $72.2 million for the six months ended June 30, 2009 compared to $75.1 million for the comparable period of 2008, and represented 34% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007 with subsequent additional reductions on January 1, 2010.

     Commissions to associates decreased 9% to $56.3 million for the six months ended June 30, 2009 compared to $62.0 million for the comparable period of 2008, and represented 27% and 28% of Membership fees for such periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the first six months of 2009 totaled 244,825 an 11% decrease from the 274,645 for 2008, and the "add-on" IDT Membership sales which are not included in these totals decreased 8% to 150,859 for the second quarter of 2009 from 163,886 for 2008. Our average Annual Membership fee written during the first six months of 2009 decreased less than 1% to $324.32 from $325.46 for 2008. Our new Membership fees written during the first six months of 2009 decreased 11% from 2008. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $13.3 million for the six months ended June 30, 2009 from $12.6 million for the comparable period of 2008. The increase was primarily a result of increased cost for incentive trips Fast Start bonuses partially offset by a decline in direct marketing expenses. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the six months ended June 30, 2009 and 2008 were unchanged at $26.3 million for both periods and represented 12% of Membership fees for both periods.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, was $4.1 million for the six months ended June 30, 2009 compared to $7.1 million for the 2008 comparable period. Depreciation decreased to $4.1 million for the first six months of 2009 from $4.4 million for the comparable period of 2008. Litigation accruals decreased by $1.3 million for the first six months of 2009 from $888,000 in the 2008 period including a $450,000 reduction in previously accrued amounts for the six months ended June 30, 2009. Interest expense decreased to $664,000 during the 2009 period from $2.1 million during the comparable period of 2008 as a result of lower indebtedness and lower interest rates. Premium taxes were $902,000 for the six months ended June 30, 2009 and $900,000 for the comparable period of 2008. Interest income decreased $106,000 to $1.1 million for the six months ended June 30, 2009 from $1.2 million for the comparable period of 2008, due to lower interest rates.

     We have recorded a provision for income taxes of $20.3 million (38.2% of pretax income) and $18.9 million (37.8% of pretax income) for the first six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources
-------------------------------
     General
     Net cash flow provided by operating activities was $35.5 million for the six months ended June 30, 2009 compared to $27.7 million for the same period in 2008. This $7.8 million increase was primarily the result of a $4.4 million decrease in income tax payments, a $4.6 million decrease in cash paid to our associates for commissions, a $2.8 million decrease in cash paid to our providers for the delivery of benefits and a $1.6 million decrease in cash paid for interest reduced by a $7.1 million decrease in cash receipts from our members.

     Consolidated net cash used by investing activities was $5.7 million for the first six months of 2009 compared to net cash used of $1.9 million for the comparable period of 2008. This $3.8 million change in investing activities resulted from a $1.9 million decrease in additions to property and equipment and a $12.6 million decrease in the maturities and sales of investments partially offset by a $6.8 million decrease in investment purchases.

     Net cash used in financing activities during the first six months of 2009 was $27.2 million compared to $27.5 million for the comparable period of 2008. This $300,000 change was primarily comprised of a $10.0 million decrease in proceeds from issuance of debt and a $3.3 million increase in debt repayments offset by $13.7 million decreased treasury stock purchases.

     We purchased and formally retired 435,820 shares of our common stock during the first six months of 2009 for $14.1 million, or an average price of $32.27 per share, reducing our common stock by $4,358 and our retained earnings by $14.1 million. We had working capital of $2.7 million at June 30, 2009, an increase of $5.0 million compared to our negative working capital of $2.3 million at December 31, 2008. The increase was primarily due to a $2.5 million increase in cash and cash equivalents, a $1.1 million increase in refundable income taxes, a $1.0 million decrease in accounts payable and accrued expenses and a $4.2 million decrease in the current portion of notes payable partially offset by a $2.6 million decrease in the current portion of available-for-sale investments and a $691,000 decrease in Membership fees receivable. The $2.7 million working capital at June 30, 2009 would have been a $15.2 million in working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the next 12 months.

     At June 30, 2009 we reported $67.0 million in cash and cash equivalents and unpledged investments compared to $60.0 million at December 31, 2008. Our investments typically consist of certificates of deposit, investment grade (rated Baa or higher) bonds primarily issued by corporations and the United States Treasury and state and municipal tax-exempt bonds.

     We generally advance significant commissions at the time a Membership is sold. During the six months ended June 30, 2009, we advanced commissions, net of chargebacks, of $53.7 million on new Membership sales compared to $58.6 million for the same period of 2008. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of June 30, 2009, and related activity for the six month period then ended, were:


                                                                                  (Amounts in 000's)
                                                                                  ------------------
Beginning unearned advance commission payments (1)...............................    $  174,371
Advance commission payments, net.................................................        53,679
Earned commissions applied.......................................................       (57,504)
Advance commission payment write-offs............................................        (2,000)
                                                                                     ------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1)...........................................       168,546
Estimated unrecoverable advance commission payments (1)..........................       (45,579)
                                                                                     ------------
Ending unearned advance commission payments, net (1).............................    $  122,967
                                                                                     ------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $65.3 million. As such, at June 30, 2009 future commission payments and related expense should be reduced as unearned advance commission payments of $58 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have significant ability to finance any future growth in Membership sales based on our recurring cash flow and existing amount of cash and cash equivalents and unpledged investments at June 30, 2009 of $67.0 million. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.

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

Critical Accounting Policies
----------------------------
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in the application of critical accounting policies or estimates during the first six months of 2009. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------
     We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 818,440 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
--------------------------
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of June 30, 2009 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

As of June 30, 2009, our investments consisted of the following:

                              Description                        Fair Value
-----------------------------------------------                -------------
Obligations of state and political subdivisions..........      $     31,029
Certificates of deposit..................................             7,627
Government guaranteed bank debt..........................             1,590
U. S. Government obligations.............................             1,426
Auction Rate Securities..................................               375
Corporate obligations....................................                33
Total investments........................................    ---------------
                                                               $     42,080
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



                                                                          Hypothetical change      Estimated fair value
                                                            (In 000's)     in interest rate        after hypothetical
                                                            Fair value    (bp = basis points)     change in interest rate
                                                            ----------    -------------------     -----------------------
Fixed-maturity investments at June 30, 2009 (1)........      $  34,078     100 bp increase            $  31,884
                                                                           200 bp increase               30,427
                                                                            50 bp decrease               34,745
                                                                           100 bp decrease               35,595

Fixed-maturity investments at December 31, 2008 (1)....      $  31,360     100 bp increase            $  29,831
                                                                           200 bp increase               28,457
                                                                            50 bp decrease               32,134
                                                                           100 bp decrease               32,907
-------------------

(1) Excluding short-term investments (certificates of deposits and auction rate certificates) with a fair value of $8.0 million at June 30, 2009 and $6.1 million at December 31, 2008.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2009 would reduce the estimated fair value of our fixed-maturity investments by approximately $3.7 million at that date. At December 31, 2008, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.9 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     As of June 30, 2009, we had $46.4 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $464,000. As of June 30, 2009, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive
Income, we have recorded positive foreign currency translation adjustments of $503,000 for the six months ended June 30, 2009 and have a cumulative positive foreign currency translation adjustment balance of $78,000 at June 30, 2009. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

     See Note 2 of the Notes to Consolidated  Financial  Statements  included in
Part I, Item 1 of this report for information with respect to legal proceedings.


ITEM 1A.  RISK FACTORS
----------------------

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

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------  -------------     ---------------  --------------------   --------------------
April 2009............         3,834         $  32.41                3,834               827,921
May 2009..............         4,421            41.27                4,421               823,500
June 2009.............         5,060            43.10                5,060               818,440
                         ------------     ---------------  --------------------
Total.................        13,315         $  39.42               13,315
                         ------------     ---------------  --------------------
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     The 2009 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 22, 2009. The following matters were submitted to a vote of the Company's shareholders at the Annual Meeting.

Proposal 1 - Election of Directors.
-----------------------------------

     The results of the election for the director were as follows:

                                                                Abstentions and
                                         Votes For               Votes Withheld
                                         ---------              ---------------
John W. Hail                             9,500,067                 618,739
Thomas W. Smith                          9,472,213                 646,593

     Our Board of Directors currently consists of seven members and is divided into three classes as nearly equal in size as possible, with the term of office of one class expiring each year. The new terms of service of Messrs. Hail and Smith will expire in 2012. The terms of the other five directors of the Company did not expire at the Annual Meeting. The names of such other directors and the year of expiration of their respective terms are as follows: Orland G. Aldridge
- 2010, Peter K. Grunebaum - 2010 and Duke R. Ligon. - 2010; Martin H. Belsky - 2011 and Harland C. Stonecipher - 2011.

     Proposal 2 - Ratify the selection of Grant Thornton LLP as our independent
--------------------------------------------------------------------------------
registered public accounting firm.
----------------------------------

         Votes For                Votes Against              Abstentions
     ---------------            ------------------          -------------
        10,096,624                    15,541                    6,640

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

                            PRE-PAID LEGAL SERVICES, INC.
                            -----------------------------
                                  (Registrant)
Date: July 27, 2009         /s/ Harland C. Stonecipher
                            -------------------------------------
                            Harland C. Stonecipher
                            Chairman, Chief Executive
                            Officer and President
                            (Principal Executive Officer)

Date: July 27, 2009         /s/ Randy Harp
                            -------------------------------------
                            Randy Harp
                            Chief Operating Officer
                            (Duly Authorized Officer)

Date: July 27, 2009         /s/ Steve Williamson
                            -------------------------------------
                            Steve Williamson
                            Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)







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


Date: July 27, 2009         /s/ Harland C. Stonecipher
                            -------------------------------------
                            Harland C. Stonecipher
                            Chairman, Chief Executive
                            Officer and President



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


Date: July 27, 2009         /s/ Steve Williamson
                            -------------------------------------
                            Steve Williamson
                            Chief Financial Officer




                                  Exhibit 32.1

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 27, 2009         /s/ Harland C. Stonecipher
                            -------------------------------------
                            Harland C. Stonecipher
                            Chairman, Chief Executive
                            Officer and President




                                  Exhibit 32.2

                Certification Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 27, 2009         /s/ Steve Williamson
                            -------------------------------------
                            Steve Williamson
                            Chief Financial Officer