Form 10-Q
period 2009-09-30
PRE PAID LEGAL SERVICES INC
filed 2009-10-27
CIK 311657

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

For The Quarterly Period Ended September 30, 2009
                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No |X|

The number of shares outstanding of the registrant's common stock (excluding 4,852,179 shares held in treasury) as of October 20, 2009 was 10,952,223.
================================================================================


                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2009


                                    CONTENTS

Part I. Financial Information                                                                  Page
                                                                                               ----
        Item 1. Financial Statements:

                a) Consolidated Balance Sheets
                   as of September 30, 2009 (Unaudited) and December 31, 2008............        3

                b) Consolidated Statements of Income (Unaudited)
                   for the three month and nine month periods ended
                   September 30, 2009 and 2008...........................................        4

                c) Consolidated Statements of Comprehensive Income (Unaudited)
                   for the three month nine month periods ended
                   September 30, 2009 and 2008...........................................        5

                d) Consolidated Statements of Cash Flows (Unaudited) for
                   the three month and nine month periods ended
                   September 30, 2009 and 2008...........................................        6

                e) Notes to Consolidated Financial Statements (Unaudited)................        7

        Item 2. Management's Discussion and Analysis of Financial Condition
                And Results of Operations................................................       15

        Item 3. Quantitative and Qualitative Disclosures About Market Risk...............       22

        Item 4. Controls and Procedures..................................................       24

Part II. Other Information

        Item 1. Legal Proceedings........................................................       24

        Item 1A.Risk Factors.............................................................       24

        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............       25

        Item 6. Exhibits.................................................................       25

Signatures...............................................................................       28

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's, except par values)

                                     ASSETS
                                                                                           September 30,     December 31,
                                                                                               2009              2008
                                                                                          -------------     --------------
Current assets:                                                                             (Unaudited)
  Cash and cash equivalents............................................................   $     38,880      $     26,528
  Available-for-sale investments, at fair value........................................          5,605            12,812
  Membership fees receivable...........................................................          6,362             6,639
  Inventories..........................................................................          1,359             1,285
  Refundable income taxes..............................................................          4,139               687
  Deferred member and associate service costs..........................................         19,255            15,737
  Deferred income taxes................................................................          4,744             5,151
  Other assets.........................................................................          6,636             6,200
                                                                                          -------------     --------------
      Total current assets.............................................................         86,980            75,039
                                                                                          -------------     --------------
Available-for-sale investments, at fair value..........................................         29,061            20,637
Investments pledged....................................................................          4,342             4,039
Property and equipment, net............................................................         50,333            53,445
Deferred member and associate service costs............................................          1,991             2,003
Other assets...........................................................................          9,330             7,680
                                                                                          -------------     --------------
        Total assets...................................................................   $    182,037      $    162,843
                                                                                          -------------     --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Membership benefits payable..........................................................   $     11,962      $     12,013
  Deferred revenue and fees............................................................         29,531            26,556
  Current portion of capital leases payable............................................            245                24
  Current portion of notes payable.....................................................         18,241            22,408
  Accounts payable and accrued expenses................................................         18,234            16,327
                                                                                          -------------     --------------
    Total current liabilities..........................................................         78,213            77,328
                                                                                          -------------     --------------
  Capital leases payable...............................................................            892               910
  Notes payable........................................................................         23,570            37,251
  Deferred revenue and fees............................................................          1,991             2,003
  Deferred income taxes................................................................          5,741             5,646
  Other non-current liabilities........................................................          8,881             7,898
                                                                                          -------------     --------------
      Total liabilities................................................................        119,288           131,036
                                                                                          -------------     --------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 15,807 and
    16,254 issued at September 30, 2009 and December 31, 2008, respectively............            158               163
  Retained earnings....................................................................        159,857           130,832
  Accumulated other comprehensive income (loss)........................................          1,762              (160)
  Treasury stock, at cost; 4,852 shares held at September 30, 2009 and
    December 31, 2008, respectively....................................................        (99,028)          (99,028)
                                                                                          -------------     --------------
      Total stockholders' equity.......................................................         62,749            31,807
                                                                                          -------------     --------------
        Total liabilities and stockholders' equity.....................................   $    182,037      $    162,843
                                                                                          -------------     --------------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ------------------------------------------------
                                                                     2009         2008         2009         2008
                                                                   ----------  ----------   ----------   ----------
Revenues:
  Membership fees.............................................     $ 105,435   $ 109,268    $ 317,856    $ 327,784
  Associate services..........................................         7,624       6,236       18,814       18,582
  Other.......................................................           888       1,019        2,790        3,215
                                                                   ----------  ----------   ----------   ----------
                                                                     113,947     116,523      339,460      349,581
                                                                   ----------  ----------   ----------   ----------
Costs and expenses:
  Membership benefits.........................................        35,991      37,587      108,209      112,699
  Commissions.................................................        36,676      33,678       93,023       95,698
  Associate services and direct marketing.....................         7,827       5,358       21,132       17,991
  General and administrative..................................        12,613      12,531       38,918       38,866
  Other, net..................................................         2,361       3,043        6,495       10,136
                                                                   ----------  ----------   ----------   ----------
                                                                      95,468      92,197      267,777      275,390
                                                                   ----------  ----------   ----------   ----------

Income before income taxes....................................        18,479      24,326       71,683       74,191
Provision for income taxes....................................         7,648       9,884       27,960       28,751
                                                                   ----------  ----------   ----------   ----------
Net income....................................................     $  10,831   $  14,442    $  43,723    $  45,440
                                                                   ----------  ----------   ----------   ----------

Basic earnings per common share...............................     $     .99   $    1.23    $    3.96    $    3.77
                                                                   ----------  ----------   ----------   ----------

Diluted earnings per common share.............................     $     .99   $    1.23    $    3.95    $    3.77
                                                                   ----------  ----------   ----------   ----------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Amounts in 000's)
                                   (Unaudited)


                                                                     Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ------------------------------------------------
                                                                     2009         2008         2009         2008
                                                                   ----------  ----------   ----------   ----------

Net income.....................................................    $  10,831   $  14,442    $  43,723    $  45,440
                                                                   ----------  ----------   ----------   ----------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment......................          646        (265)       1,149         (529)
                                                                   ----------  ----------   ----------   ----------
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during period....          641        (357)         858         (722)
    Reclassification adjustment for realized (gains) losses
      included in net income...................................            -           -          (85)          52
                                                                   ----------  ----------   ----------   ----------
                                                                         641        (357)         773         (670)
                                                                   ----------  ----------   ----------   ----------
Other comprehensive income (loss), net of income taxes of $345 and $(192) for the three months and $416 and $(361)
  for the nine months ended September 30, 2009 and 2008,
  respectively.................................................        1,287        (622)       1,922       (1,199)
                                                                   ----------  ----------   ----------   ----------

Comprehensive income...........................................    $  12,118   $  13,820    $  45,645    $  44,241
                                                                   ----------  ----------   ----------   ----------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          --------------------------
                                                                                             2009          2008
                                                                                          ------------  ------------

Cash flows from operating activities:
Net income.............................................................................   $    43,723    $  45,440
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision (benefit) for deferred income taxes........................................           502         (374)
  Depreciation and amortization........................................................         6,074        6,571
  Decrease (increase) in Membership fees receivable....................................           277         (495)
  (Increase) decrease in inventories...................................................           (74)         302
  Increase in refundable income taxes..................................................        (3,452)      (1,909)
  (Increase) decrease in deferred member and associate service costs...................        (3,506)         631
  Increase in other assets.............................................................        (2,086)        (930)
  (Decrease) increase in accrued Membership benefits...................................           (51)         110
  Increase in deferred revenue and fees................................................         2,963           84
  Increase in other non-current liabilities............................................           983        1,024
  Decrease in income taxes payable.....................................................             -       (5,590)
  Increase (decrease) increase in accounts payable and accrued expenses................         3,056         (546)
                                                                                          ------------  ------------
    Net cash provided by operating activities..........................................        48,409       44,318
                                                                                          ------------  ------------
Cash flows from investing activities:
  Additions to property and equipment..................................................        (2,516)      (4,461)
  Purchases of investments - available for sale........................................       (12,609)     (49,274)
  Maturities and sales of investments - available for sale.............................        11,862       49,480
                                                                                          ------------  ------------
    Net cash used in by investing activities...........................................        (3,263)      (4,255)
                                                                                          ------------  ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options..............................................           108          278
  Tax benefit on exercise of stock options.............................................            14          142
  Proceeds from issuance of debt.......................................................             -       10,000
  Decrease in capital lease obligations................................................          (243)         (16)
  Repayments of debt...................................................................       (17,848)     (17,014)
  Purchases and retirement of treasury stock...........................................       (14,825)     (36,944)
                                                                                          ------------  ------------
    Net cash used in financing activities .............................................       (32,794)     (43,554)
                                                                                          ------------  ------------

Net increase (decrease) in cash and cash equivalents...................................        12,352       (3,491)
Cash and cash equivalents at beginning of period.......................................        26,528       24,941
                                                                                          ------------  ------------
Cash and cash equivalents at end of period.............................................   $    38,880    $  21,450
                                                                                          ------------  ------------

Supplemental disclosure of cash flow information:
  Cash paid for interest...............................................................   $       982    $   3,146
                                                                                          ------------  ------------
  Cash paid for income taxes...........................................................   $    32,918    $  36,318
                                                                                          ------------  ------------
  Non-cash activities - capital lease obligations incurred.............................   $       446   $         -
                                                                                          ------------  ------------

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

     In our opinion, the accompanying unaudited financial statements as of September 30, 2009, and for the three month and nine month periods ended
September 30, 2009 and 2008, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of results expected for the full year.

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

     On October 5, 2009 we received a subpoena from the Division of Enforcement of the Securities and Exchange Commission ("SEC"). The subpoena requires us to produce a variety of documents pertaining to our treasury stock repurchase program; our ADRS program and other marketing practices; membership statistical information; segment reporting; the FTC contingency disclosure; and other operational practices. This investigation is a fact-finding inquiry and does not mean that the SEC has reached any conclusions. We are cooperating with the staff of the SEC and providing the requested information and expect to continue to do so. We are not able to predict what the outcome of these inquiries and comments may be or when they will be resolved.

     We are a defendant in various other legal proceedings that are routine and incidental to our business. We will vigorously defend our interests in all proceedings in which we are named as a defendant. We also receive periodic complaints or requests for information from various state and federal agencies relating to our business or the activities of our marketing force. We promptly respond to any such matters and provide any information requested. While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the claims and have not established an accrued liability for any estimated damages in connection with these various cases. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments which aggregate $5.7 million. During 2007 we reached a settlement with Canadian taxing authorities regarding the general and administrative deductions which would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian and U.S. tax returns have been amended to reflect the changes in our general and administrative expense and credits/refunds for the associated taxes, penalty and interest. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense and we base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale, therefore this prepaid expense (the commission payments) is deductible when paid. Also, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. We did not prevail on the commission issue on our appeal to the Canadian taxing authorities and on December 19, 2008 filed our Notice of Appeal with the Tax Court of Canada. During the 3rd quarter 2009 the Canadian taxing authorities indicated they are amenable to a settlement. We have paid all the assessed tax, penalty and interest relating to the commission issue and at September 30, 2009 have $3 million recorded in Other Assets, Current which represents the amount of previously paid tax, penalty and interest for tax years 1999 through 2002 we expect to ultimately receive. It is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 - Treasury Stock Purchases

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 15 million shares through subsequent board actions. At September 30, 2009 we had purchased 14.2 million treasury shares under these authorizations for a total consideration of $422.0 million, an average price of $29.72 per share. We purchased and formally retired 15,666 shares of our common stock during the 2009 third quarter for $762,000, or an average price of $48.62 per share, reducing our common stock by $157 and our retained earnings by $762,000. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

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

                                                                            Three Months         Nine Months
                                                                          Ended Sept. 30,      Ended Sept. 30,
                                                                         ------------------------------------------
Basic Earnings Per Share:                                                 2009       2008      2009       2008
                                                                         --------- ---------- ---------- ----------
Earnings:
Net income...........................................................    $ 10,831  $ 14,442   $ 43,723   $ 45,440
                                                                         --------- ---------- ---------- ----------
Shares:
Weighted average shares outstanding..................................      10,967    11,746     11,048     12,039
                                                                         --------- ---------- ---------- ----------
Diluted Earnings Per Share:
Earnings:
Net income...........................................................    $ 10,831  $ 14,442   $ 43,723   $ 45,440
                                                                         --------- ---------- ---------- ----------
Shares:
-------
Weighted average shares outstanding..................................      10,967    11,746     11,048     12,039
Assumed exercise of options..........................................          16        17         13         19
                                                                         --------- ---------- ---------- ----------
Weighted average number of shares, as adjusted.......................      10,983    11,763     11,061     12,058
                                                                         --------- ---------- ---------- ----------
Shares issued pursuant to option exercises...........................           -         8          5         14
                                                                         --------- ---------- ---------- ----------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month and nine month periods ended September 30, 2009 and 2008.

Note 5 - Recently Issued Accounting Pronouncements

     In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification(TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. We have applied the Codification to our disclosures beginning with our third quarter of fiscal 2009. As Codification is not intended to change the existing accounting guidance, its adoption did not have an impact on our financial statements.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. We adopted the guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of the guidance for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. The adoption of the guidance for our nonfinancial assets and nonfinancial liabilities had no impact on our consolidated financial statements.

     In February 2007, the FASB issued guidance on the fair value option for financial assets and financial liabilities. This guidance permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. The guidance also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity could elect the fair value option for eligible items that existed at that date. We did not elect the fair value option for eligible items that existed as of January 1, 2008. As such, the adoption of this guidance did not have any impact on our consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued guidance on business combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and is effective for us beginning January 1, 2009.

     In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for us beginning January 1, 2009 and the adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

     In May 2008, the FASB issued guidance on the hierarchy of Generally Accepted Accounting Principles that identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this guidance, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA). This guidance is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board. The implementation of this guidance did not have a significant impact on the determination or reporting of our financial results.

     In October 2008, the FASB issued guidance on determining the fair value of a financial asset when the market for that asset is not active which clarified how to determine the fair value of a financial asset when the market for that financial asset is inactive. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

     In January 2009, the FASB provided additional guidance with respect to how entities determine whether an "other-than-temporary impairment" (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (1) do not have a high quality rating or (2) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. This guidance was effective for us prospectively beginning October 1, 2008. We considered this additional guidance when classifying respective additional impairments as "temporary" or "other-than-temporary" beginning with the fourth quarter of 2008. This guidance had no impact on such classifications on our consolidated financial position, results of operations or cash flows.

     On April 9, 2009, the FASB and the Accounting Principles Board (APB) issued guidance on the interim disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The guidance required those disclosures in all interim financial statements. This guidance is effective for interim periods ending after June 15, 2009 and we adopted them in second quarter 2009. See Note 8.

     In May 2009, the FASB issued guidance on subsequent events which modified the definition of what qualifies as a subsequent event--those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued--and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. We adopted this guidance beginning in the second quarter 2009, in accordance with the effective date. We have evaluated subsequent events through October 26, 2009.

     In June 2009,  the FASB issued a new  accounting  standard  which  provides amendments to previous guidance on the consolidation of variable interest entities. This standard clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE's economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity's involvement with a VIE, restrictions on the VIE's assets and liabilities that are included in the reporting entity's consolidated balance sheet, significant risk exposures due to the entity's involvement with the VIE, and how its involvement with a VIE impacts the reporting entity's consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009. We will adopt the standard on January 1, 2010 and have not yet determined the impact on our consolidated financial statements.

     In August 2009, the FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, which we do not expect to have a material impact on our consolidated financial statements.

     In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. We have not yet determined the impact on our consolidated financial statements.

Note 6 - Notes Payable

     During 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At September 30, 2009, we had the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and used to purchase treasury stock.

     The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at September 30, 2009 was 1.75%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.41 to 1 at September 30, 2009. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part without penalty.

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


     We were in compliance with these covenants at September 30, 2009.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30 day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at September 30, 2009 was 1.75%, with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan's financial covenants conform to those of the Senior Loan.

     During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30 day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at September 30, 2009 was 1.14%, with monthly principal payments of $80,000 plus interest.

     During June 2008 we received additional financing from Bank of Oklahoma in the form of an unsecured stock repurchase loan for $10 million on an unsecured basis repayable in 12 equal monthly payments beginning June 30, 2008, together with interest at LIBOR plus 162.5 basis points. This loan was completely repaid pursuant to its terms.

     A schedule of outstanding balances as of September 30, 2009 is as follows:

                      Senior loan................................   $ 27,500
                      Real estate loan...........................      6,667
                      Aircraft loan..............................      7,644
                                                                    ---------
                      Total notes payable........................     41,811
                      Less: Current portion of notes payable.....    (18,241)
                                                                    ---------
                      Long term portion..........................   $ 23,570
                                                                    ---------

     A schedule of future maturities as of September 30, 2009 is as follows:


                      Repayment Schedule commencing
                      October 2009:
                      ------------------------------------------------------
                      Year 1.....................................   $ 18,241
                      Year 2.....................................     15,741
                      Year 3.....................................      3,051
                      Year 4.....................................        956
                      Year 5.....................................        956
                      Thereafter.................................      2,866
                                                                    ---------
                      Total notes payable........................   $ 41,811
                                                                    ---------


Note 7 - Share-based Compensation

     During the nine months ended September 30, 2009, the stock option activity under our stock option plans was as follows:

                                                                                   Weighted
                                                                                   Average
                                                                                  Remaining
                                                      Weighted                   Contractual     Aggregate
                                                      Average      Number of         Term        Intrinsic
                                                       Price         Shares       (In Years)       Value
                                                     -----------  ------------  --------------  -----------
Outstanding, January 1, 2009....................      $  19.70        42,500
  Granted.......................................          -                -
  Cancelled.....................................          -                -
  Exercised.....................................         23.93        (4,500)
Outstanding, September 30, 2009.................    ------------  ------------
                                                      $  19.20        38,000         1.42        $   1,201
                                                     -----------  ------------  --------------  -----------
Options exercisable as of September 30, 2009....      $  19.20        38,000         1.42        $   1,201
                                                     -----------  ------------  --------------  -----------


     Other information pertaining to option activity during the nine months ended September 30, 2009 and 2008 was as follows:

                                                                          September 30,          September 30,
                                                                             2009                     2008
                                                                         ----------------       ----------------

Weighted average grant-date fair value of stock options granted......      Not applicable       Not applicable
Total fair value of stock options vested.............................      Not applicable       Not applicable
Total intrinsic value of stock options exercised.....................          $     40             $    363


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

     The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 by level within the fair value hierarchy (in thousands):

                                                            Fair Value Measurements Using
                                                         --------------------------------------
                 September 30, 2009                      Level 1       Level 2       Level 3
                 ------------------                      -----------   ----------   -----------
Available for sale investments.....................      $       -     $  39,008     $       -

                 September 30, 2008
Available for sale investments.....................      $       -     $  37,408     $       -


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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2008, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the third quarter of 2009 compared to the third quarter of 2008 and the second quarter of 2009 (Table amounts in 000's). The sum of the percentages in the tables may not total due to rounding.


 Three Months Ended September 30, 2009     Three                         %        Three               Three
              compared to                 Months            % Change   Change     Months             Months
 Three Months Ended September 30, 2008     Ended     % of     from      from      Ended      % of     Ended     % of
            and compared to              Sept. 30,  Total    Prior   Sequential Sept. 30,   Total   June 30,   Total
    Three Months Ended June 30, 2009       2009    Revenue    Year     Period      2008    Revenue    2009    Revenue
--------------------------------------   --------- -------- -------- ---------- ---------- -------- --------- --------
Revenues:
  Membership fees....................     $105,435    92.5     (3.5)    (0.1)    $109,268     93.8   $105,516    93.9
  Associate services.................       7,624      6.7     22.3     29.0       6,236       5.3     5,908      5.2
  Other..............................         888      0.8    (12.9)    (8.4)      1,019       0.9       969      0.9
                                         --------- -------- -------- ---------- ---------- -------- --------- --------
                                          113,947    100.0     (2.2)    (1.4)    116,523     100.0   112,393    100.0
                                         --------- -------- -------- ---------- ---------- -------- --------- --------
Costs and expenses:
  Membership benefits................      35,991     31.5     (4.2)    (0.1)     37,587      32.3    36,013     32.0
  Commissions........................      36,676     32.2      8.9     25.0      33,678      28.9    29,335     26.1
  Associate services and direct             7,827      6.9     46.1     20.4       5,358       4.6     6,502      5.8
    marketing........................
  General and administrative.........      12,613     11.1      0.7     (2.4)     12,531      10.7    12,922     11.5
  Other, net.........................       2,361      2.1    (22.4)    28.0       3,043       2.6     1,845      1.6
                                         --------- -------- -------- ---------- ---------- -------- --------- --------
                                           95,468     83.8      3.5     10.2      92,197      79.1    86,617     77.0
                                         --------- -------- -------- ---------- ---------- -------- --------- --------

Income before income taxes...........      18,479     16.2    (24.0)   (28.3)     24,326      20.9    25,776     23.0
Provision for income taxes...........       7,648      6.7    (22.6)   (23.4)      9,884       8.5     9,985      8.9
                                         --------- -------- -------- ---------- ---------- -------- --------- --------
Net income...........................     $10,831      9.5    (25.0)   (31.4)    $14,442      12.4   $15,791     14.1
                                         --------- -------- -------- ---------- ---------- -------- --------- --------

                                                                                            Three Months Ended
New Memberships:                                                                  9/30/2009      6/30/2009      9/30/2008
----------------                                                                  ---------      ---------      ---------
New legal service membership sales..........................................        166,377        118,050        137,227
New "stand-alone" IDT membership sales......................................          8,645          4,180          7,814
                                                                                  ----------      ---------      ---------
         Total new membership sales.........................................        175,022        122,230        145,041
                                                                                  ----------      ---------      ---------

New "add-on" IDT membership sales...........................................        112,653         78,009         95,762
Average Annual Membership fee...............................................        $325.60        $328.79        $326.14
Active Memberships:
-------------------
Active legal service memberships at end of period...........................      1,455,492      1,419,092      1,488,259
Active "stand-alone" IDT memberships at end of period (see note below)......         90,063         86,779         87,634
                                                                                  ----------      ---------      ---------
         Total active memberships at end of period..........................      1,545,555      1,505,871      1,575,893
                                                                                  ----------      ---------      ---------

Active "add-on" IDT memberships at end of period (see note below)...........        710,795        670,769        681,118
New Sales Associates:
---------------------
New sales associates recruited..............................................         75,398         25,172         37,820
Average enrollment fee paid by new sales associates.........................         $79.31        $120.98         $56.17
Average Membership fee in force:
--------------------------------
Average Annual Membership fee...............................................        $302.86        $301.37        $301.40
Note - reflects 4,137 net transfers from "add-on" status to "stand-alone" status during the quarter

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

     Recently Issued Accounting Pronouncements
     See Note 5 - Recently Issued Accounting Pronouncements in Item 1 above.

Results of Operations - Third Quarter of 2009 compared to Third Quarter of 2008
--------------------------------------------------------------------------------
     Net income decreased 25% for the third quarter of 2009 to $10.8 million from $14.4 million for the prior year's third quarter primarily due to a decrease in Membership fees of $3.8 million, an increase in commission expenses of $3.0 million, an increase in associate services and direct marketing expenses of $2.5 million, a decrease in other revenues of $131,000 and an increase in general and administrative expenses of $82,000 partially offset by a decrease in the provision for income taxes of $2.2 million, an increase in associate services revenue of $1.4 million, a decrease in Membership benefits of $1.6 million, and a decrease in other, net expenses of $682,000. Diluted earnings per share decreased 20% to $0.99 per share from $1.23 per share for the prior year's comparable quarter due to the 25% decrease in net income and an 8% decrease in the weighted average number of diluted shares outstanding.

     Membership fees totaled $105.4 million during the 2009 third quarter compared to $109.3 million for 2008, a decrease of 4%. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 21% during the three months ended September 30, 2009 to 175,022 from 145,041 during the comparable period of 2008. At September 30, 2009, there were 1,545,555 active Memberships in force compared to 1,575,893 at September 30, 2008, a decrease of 2%. The average annual fee per Membership has increased from $301 for all Memberships in force at September 30, 2008 to $303 for all Memberships in force at September 30, 2009, primarily as a result of a larger number of Identity Theft Shield memberships.

     Associate services revenue increased by approximately $1.4 million to $7.6 million during the third quarter of 2009 when compared to the 2008 quarter. New associates enrolled increased 99% to 75,398 during the 2009 period compared to 37,820 for the same period of 2008. The average enrollment fees paid by new sales associates were $79 and $56 for the respective periods. The eService fees decreased to $2.4 million for the third quarter of 2009 compared to $3.0 million for the 2008 quarter. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will continue to be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue declined 13% from $1.0 million for the 2008 period to $888,000 for the 2009 period.

     Total revenues decreased 2% to $113.9 million for the three months ended September 30, 2009 from $116.5 million during the comparable period of 2008 due to a $3.8 million decrease in Membership fees and a $131,000 decrease in other revenues offset by a $1.4 million increase in associate services revenue.

     Membership benefits, which primarily represent payments to provider law firms and Kroll Background America, Inc., a subsidiary of Kroll Inc. ("Kroll"), totaled $36.0 million for the three months ended September 30, 2009 compared to $37.6 million for the comparable period of 2008, and represented 34% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007, with an additional reduction on January 1, 2010.

     Commissions to associates increased 9% to $36.7 million for the three months ended September 30, 2009 compared to $33.7 million for the comparable period of 2008, and represented 35% and 31% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the third quarter of 2009 totaled 175,022, a 21% increase from the 145,041 for 2008, and the "add-on" IDT Membership sales which are not included in these totals increased 18% to 112,653 for the third quarter of 2009 from 95,762 for 2008. Our average Annual Membership fee written during the quarter of 2009 had a slight decrease to $325.60 from $326.14 during the 2008 period. Our new Membership fees written during the third quarter of 2009 decreased 4% from 2008. Average commission per new Membership decreased from $232 to $210 for the 2009 third quarter. The 21% increase in new Memberships sold resulted in an approximate 9% increase in commissions. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $7.8 million for the three months ended September 30, 2009 from $5.4 million for the comparable period of 2008. The increase was primarily a result of increased costs for bonuses and increased costs for materials and related freight sent to new associates due to the increase in the number of new associates enrolled during the quarter. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the three months ended September 30, 2009 increased to $12.6 from $12.5 for the comparable period of 2008 and represented 12% and 11%, respectively, of Membership fees for the two periods. The increase in general and administrative expenses included bank service charges, other taxes and consulting fees associated with Payment Card Industry compliance which were partially offset by decreases in depreciation, employee expenses and legal fees.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, were $2.4 million for the three months ended September 30, 2009 compared to $3.0 million for the 2008 comparable period. Depreciation expense was $2.0 million for the three months ended September 30, 2009 and $2.2 million for the 2008 comparable period. Interest expense decreased to $261,000 during the 2009 period from $924,000 during the comparable period of 2008 as a result of the reduction in debt and lower interest rates. Premium taxes decreased from $455,000 for the three months ended September 30, 2008 to $444,000 for the comparable period of 2009. Interest income decreased from $532,000 for the three months ended September 30, 2008 to $389,000 for the three months ended September 30, 2009, due to a decrease in interest rates.

     We have recorded a provision for income taxes of $7.6 million (41.4% of pretax income) and $9.9 million (40.6% of pretax income) for the three months ended September 30, 2009 and 2008, respectively.

Results of Operations - Third Quarter of 2009 compared to Second Quarter of 2009
--------------------------------------------------------------------------------
     Third quarter 2009 membership fees decreased approximately $81,000 to $105.4 million from $105.5 million for the second quarter of 2009. Associate services revenues increased during the 2009 third quarter by approximately $1.7 million to $7.6 million from $5.9 million for the 2009 second quarter and associate services and direct marketing expenses increased by $1.3 million during the same period. Membership benefits totaled $36.0 million for both periods and represented 34% of membership fees for the two periods. Commissions to associates totaled $36.7 million in the 2009 third quarter compared to $29.3 million for the 2009 second quarter and represented 35% and 28%, respectively, of membership fees for the two periods. General and administrative expenses decreased $309,000 during the 2009 third quarter to $12.6 million compared to $12.9 million for the 2009 second quarter and represented 12% of membership fees for the two periods. The decrease in general and administrative expenses included decreases in legal fees, employee costs and consulting fees which were partially offset by increases in postage and bank service charges.

Results of Operations - First Nine Months of 2009 compared to First  Nine Months
--------------------------------------------------------------------------------
 of 2008
 --------
     Membership revenues decreased 3% in the first nine months of 2009 to $317.9 million compared to $327.8 million for the first nine months of 2008. Net income decreased 4% for the first nine months of 2009 to $43.7 million from $45.4 million for the prior year's comparable period primarily due to the decrease of $9.9 million in Membership revenues, a $3.1 million increase in associate services and direct marketing expenses, a decrease in other revenues of $425,000 and an increase in general and administrative expenses of $52,000 partially offset by a decrease in Membership benefits of $4.5 million, a $2.7 million decrease in commissions, a decrease in other, net expenses of $3.6 million, a decrease in the provision for income taxes of $791,000 and an increase in Associate services revenues of $232,000. Diluted earnings per share increased 5% to $3.95 per share from $3.77 per share for the prior year's comparable nine month period. The 5% increase in diluted earnings per share is due to a 4% decrease in net income and an approximate 7% decrease in the weighted average number of diluted shares outstanding.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased less than one percent during the nine months ended September 30, 2009 to 419,847 from 419,686 during the comparable period of 2008. At September 30, 2009, there were 1,545,555 active Memberships in force compared to 1,575,893 at September 30, 2008, a decrease of 2%. The average annual fee per Membership has increased from $301 for all Memberships in force at September 30, 2008 to $303 for all Memberships in force at September 30, 2009.

     Associate services revenue increased 1% from $18.6 million for the first nine months of 2008 to $18.8 million during the comparable period of 2009 due to a increase in associate enrollment fees offset partially by a decrease in eService fees. Total new associates enrolled increased 39% during the first nine months of 2009 to 124,441 compared to 89,722 for the same period of 2008 and average enrollment fees paid by new sales associates increased from $83 during the 2008 period to $106 during the 2009 nine months due to a higher average enrollment fee available during the 2009 period. The eService fees decreased to $7.5 million during the first nine months of 2009 compared to $9.2 million for the comparable period of 2008. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged and the number who choose to participate in the Company's eService program, but the Company expects that such revenues will continue to be offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

     Other revenue decreased $425,000 from $3.2 million for the nine month period ending September 30, 2008 to $2.8 million for the same period of 2009.

     Primarily as a result of the decrease in Membership fees, total revenues decreased to $339.5 million for the nine months ended September 30, 2009 from $349.6 million during the comparable period of 2008, a decrease of 3%.

     Membership benefits totaled $108.2 million for the nine months ended September 30, 2009 compared to $112.7 million for the comparable period of 2008, and represented 34% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007 with subsequent additional reductions on January 1, 2010.

     Commissions to associates decreased 3% to $93.0 million for the nine months ended September 30, 2009 compared to $95.7 million for the comparable period of 2008, and represented 29% of Membership fees for both periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the first nine months of 2009 increased slightly to 419,847 for the nine months ended September 30, 2009 from 419,686 for the comparable period of 2008, and the "add-on" IDT Membership sales which are not included in these totals increased 1% to 263,512 for the third quarter of 2009 from 259,648 for 2008. Our average Annual Membership fee written during the first nine months of 2009 decreased less than one percent to $324.96 from $325.80 for 2008. Our new Membership fees written during the first nine months of 2009 decreased 3% from 2008. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

     Associate services and direct marketing expenses increased to $21.1 million for the nine months ended September 30, 2009 from $18.0 million for the comparable period of 2008. The increase was primarily a result of increased cost for Fast Start bonuses, incentive trip expenses and increased costs for materials and related freight sent to new associates due to the increase in the number of new associates enrolled during the period partially offset by a decline in direct marketing expenses. We offer the Player's Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

     General and administrative expenses during the nine months ended September 30, 2009 and 2008 were unchanged at $38.9 million for both periods and represented 12% of Membership fees for the two periods.

     Other  expenses,   net,  which  include   depreciation  and   amortization,
litigation accruals, interest expense and premium taxes reduced by interest income, was $6.5 million for the nine months ended September 30, 2009 compared to $10.1 million for the 2008 comparable period. Depreciation decreased to $6.1 million for the first nine months of 2009 from $6.6 million for the comparable period of 2008. Litigation accruals decreased by $450,000 for the first nine months of 2009 from an increase of $888,000 in the 2008 period including a $450,000 reduction in previously accrued amounts for the nine months ended September 30, 2009. Interest expense decreased to $925,000 during the 2009 period from $3.1 million during the comparable period of 2008 as a result of lower indebtedness and lower interest rates. Premium taxes were $1.3 million for the nine months ended September 30, 2009 and $1.4 million for the comparable period of 2008. Interest income decreased $248,000 to $1.5 million for the nine months ended September 30, 2009 from $1.8 million for the comparable period of 2008, due to lower interest rates.

     We have recorded a provision for income taxes of $28.0 million (39.0% of pretax income) and $28.8 million (38.8% of pretax income) for the first nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources
-------------------------------
     General
     Net cash flow provided by operating activities was $48.4 million for the nine months ended September 30, 2009 compared to $44.3 million for the same period in 2008. This $4.1 million increase was primarily the result of a $3.4 million decrease in income tax payments, a $4.5 million decrease in cash paid to our providers for the delivery of benefits associates, and a $2.2 million decrease in cash paid for interest reduced by a $10.1 million decrease in cash receipts from our members.

     Consolidated net cash used by investing activities was $3.3 million for the first nine months of 2009 compared to net cash used of $4.3 million for the comparable period of 2008. This $1.0 million change in investing activities resulted from a $1.9 million decrease in additions to property and equipment and a $36.7 million decrease in the investment purchases partially offset by $37.6 million in maturities and sales of investments.

     Net cash used in financing activities during the first nine months of 2009 was $32.8 million compared to $43.6 million for the comparable period of 2008. This $10.8 million change was primarily comprised of a $10.0 million decrease in proceeds from issuance of debt and an $834,000 increase in debt repayments offset by a $22.1 million decreased treasury stock purchases.

     We purchased and formally retired 451,486 shares of our common stock during the first nine months of 2009 for $14.8 million, or an average price of $32.84 per share, reducing our common stock by $4,515 and our retained earnings by $14.8 million. We had working capital of $8.8 million at September 30, 2009, an increase of $11.1 million compared to our negative working capital of $2.3 million at December 31, 2008. The increase was primarily due to a $12.4 million increase in cash and cash equivalents, a $3.5 million increase in refundable income taxes, a $3.5 million increase in deferred member and associate service costs, a $4.2 million decrease in the current portion of notes payable partially offset by a $7.2 million decrease in the current portion of available-for-sale investments, an increase of $3.0 million in deferred revenues and fees and a $1.9 million increase in accounts payable and accrued expenses. The $8.8 million working capital at September 30, 2009 would have been a $19.0 million in working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. We do not expect any difficulty in meeting our financial obligations in the next 12 months.

     At September 30, 2009 we reported $73.5 million in cash and cash equivalents and unpledged investments compared to $60.0 million at December 31, 2008. Our investments typically consist of obligations of state and political subdivisions, certificates of deposit and government guaranteed bank debt.

     We generally advance significant commissions at the time a Membership is sold. During the nine months ended September 30, 2009, we advanced commissions, net of chargebacks, of $94.0 million on new Membership sales compared to $94.7 million for the same period of 2008. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of September 30, 2009, and related activity for the nine month period then ended, were:
                                                              (Amounts in 000's)
                                                              ------------------
Beginning unearned advance commission payments (1)...........    $  174,371
Advance commission payments, net.............................        88,855
Earned commissions applied...................................       (84,109)
Advance commission payment write-offs........................        (2,995)
                                                                 ------------
Ending unearned advance commission payments before
  estimated unrecoverable payments (1).......................       176,122
Estimated unrecoverable advance commission payments (1)......       (46,130)
                                                                 ------------
Ending unearned advance commission payments, net (1).....        $  129,992
                                                                 ------------


     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $66.5 million. As such, at September 30, 2009 future commission payments and related expense should be reduced as unearned advance commission payments of $64 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We believe that we have the ability to finance the next twelve months of operations, anticipated capital expenditures and required debt repayment obligations based on our existing amount of cash and cash equivalents and unpledged investments at September 30, 2009 of $73.5 million. We believe our long-term liquidity needs will be met by our ability to generate cash flow from operations and our existing cash and cash equivalent balances. We expect to maintain cash and investment balances, including pledged investments, on an on-going basis of approximately $20 to $30 million in order to meet expected working capital needs and regulatory capital requirements. Cash balances in excess of this amount would be used for discretionary purposes such as additional treasury stock purchases subject to limitations in the Term Facility.

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

Critical Accounting Policies
----------------------------
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these "critical accounting policies" are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in the application of critical accounting policies or estimates during the first nine months of 2009. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
--------------------------
     We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 802,774 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
--------------------------
     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of September 30, 2009 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Disclosures About Market Risk
     Our consolidated balance sheets include a certain amount of assets and liabilities whose fair values are subject to market risk. Due to our significant investment in fixed-maturity investments, interest rate risk represents the largest market risk factor affecting our consolidated financial position. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, liquidity of the instrument and other general market conditions. As of September 30, 2009, our investments consisted of the following:


                              Description                                  Fair Value
---------------------------------------------------------------------   ----------------
Obligations of state and political subdivisions......................      $     32,327
Certificates of deposit..............................................             4,070
Government guaranteed bank debt......................................             1,602
Corporate obligations................................................               407
Auction Rate Securities..............................................               375
U. S. Government obligations.........................................               227
                                                                        ----------------
Total investments....................................................      $     39,008
                                                                        ----------------

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

                                                                          Hypothetical change     Estimated fair value
                                                            (in 000's)     in interest rate        after hypothetical
                                                            Fair value   (bp = basis points)      change in interest rate
                                                            -----------  ---------------------   ------------------------
Fixed-maturity investments at September 30, 2009 (1)...      $  34,563     100 bp increase            $  32,942
                                                                           200 bp increase               31,405
                                                                            50 bp decrease               35,302
                                                                           100 bp decrease               36,086

Fixed-maturity investments at December 31, 2008 (1)....      $  31,360     100 bp increase            $  29,831
                                                                           200 bp increase               28,457
                                                                            50 bp decrease               32,134
                                                                           100 bp decrease               32,907
-------------------

(1) Excluding short-term investments (certificates of deposits and auction rate certificates) with a fair value of $4.4 million at September 30, 2009 and $6.1 million at December 31, 2008.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 2009 would reduce the estimated fair value of our fixed-maturity investments by approximately $3.2 million at that date. At December 31, 2008, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.9 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     As of September 30, 2009, we had $41.8 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $418,000. As of September 30, 2009, we had not entered into any interest rate swap agreements with respect to the term loans or our floating rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 1% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive
Income, we have recorded positive foreign currency translation adjustments of $1.1 million for the nine months ended September 30, 2009 and have a cumulative positive foreign currency translation adjustment balance of $724,000 at September 30, 2009. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.

ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

     See Note 2 of the Notes to Consolidated  Financial  Statements  included in
Part I, Item 1 of this report for information with respect to legal proceedings.


ITEM 1A.      RISK FACTORS
--------------------------

     There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 of the Notes to Consolidated
Financial Statements included in Part I, Item 1 of this report for information with respect to legal proceedings, any of which could have a material adverse effect on our financial condition and results of operations. Please refer to pages 15 - 17 of our 2008 Annual Report on Form 10-K for a description of other risk factors. There has not been any material changes in the risk factors disclosed in the Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------

     Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock during the third quarter of 2009.

                                                             Total Number of       Maximum Number of
                                                           Shares Purchased as    Shares that May Yet
                         Total Number                        Part of Publicly     Be Purchased Under
                           of Shares      Average Price     Announced Plans or       the Plans or
        Period             Purchased      Paid per Share         Programs            Programs (1)
----------------------  ---------------  ----------------  --------------------  ----------------------
July 2009.............         8,274         $  48.82                8,274               810,166
August 2009...........         3,756            47.57                3,756               806,410
September 2009........         3,636            49.28                3,636               802,774
                        ---------------  ----------------  --------------------
Total.................        15,666         $  48.62               15,666
                        ---------------  ----------------  --------------------
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


ITEM 6.    EXHIBITS.
--------------------

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

*10.3     Amendment dated January 1, 1993 to Split Dollar Agreement  between Shirley  Stonecipher  and the  Company  regarding l ife insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form  10-KSB for the year ended  December  31, 1992)

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

31.2      Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the  Securities  Exchange Act of 1934

32.1      Certification of Harland  C. Stonecipher,  Chairman,  Chief Executive Officer and President, Pursuant to 18 U.S.C. Section
          1350

32.2      Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
-------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRE-PAID LEGAL SERVICES, INC.
                                  (Registrant)


Date: October 26, 2009            /s/ Harland C. Stonecipher
                                  ----------------------------------------------
                                      Harland C. Stonecipher
                                      Chairman, Chief Executive
                                      Officer and President
                                      (Principal Executive Officer)

Date: October 26, 2009            /s/ Randy Harp
                                  ----------------------------------------------
                                      Randy Harp
                                      Chief Operating Officer
                                      (Duly Authorized Officer)

Date: October 26, 2009            /s/ Steve Williamson
                                  ----------------------------------------------
                                      Steve Williamson
                                      Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)