Form 10-K/A
period 2008-12-31
PRE PAID LEGAL SERVICES INC
filed 2009-12-18
CIK 311657

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ------------------------
                                FORM 10-K/A No. 2
                             ------------------------
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


DOCUMENTS INCORPORATED BY REFERENCE.
None.
================================================================================

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Form 10-K in response to comments received from the Securities and Exchange Commission (the "Commission") regarding the Form 10-K filed with the Commission on February 27, 2009 and 10-K/A filed on June 29, 2009.

While we are filing the entire Form 10-K to ensure proper page numbering, we are making revisions only to the following sections:

     o "Front Cover Page" and "Table of Contents" to reflect changes to the items contained in the amended filing and to reflect revised page numbering;

     o "BUSINESS - Industry Overview," "BUSINESS - Description of Memberships," "BUSINESS - Provider Law Firms" and "BUSINESS - Marketing" to add new descriptions or information or to clarify previous information;

     o    "Risk  Factors"  to  add  a  new  risk  factor   regarding  our  share
          repurchases and to add underlining to existing risk factor headings;

     o "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Overview of Our Financial Model," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Measures of Member Retention" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Liquidity and Capital Resources" to add new descriptions or information or to clarify previous information;

     o We have included all Part III information previously contained in our proxy statement in the amended Form 10-K;

     o "Index to Exhibits," "Exhibit 10.23," "Exhibit 10.24," "Exhibit 23.1," "Exhibit 31.1," "Exhibit 31.2," "Exhibit 32.1" and "Exhibit 32.2" to include new exhibits 10.23 and 10.24 which are letter agreements regarding share repurchase transactions and to update exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 to reflect updated signatures.

This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures, and information not affected by this amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the Commission. In particular, any forward-looking statements included in this form 10-K/A represent management's view as of the filing date of the Form 10-K.

Accordingly, this amendment should be read in conjunction with the Company's other filings made with the Commission subsequent to the filing date of the original Form 10-K.


                          PRE-PAID LEGAL SERVICES, INC.
                                    FORM 10-K

                      For the Year Ended December 31, 2008

                                TABLE OF CONTENTS
PART I                                                                                                               Page
------                                                                                                               ----
ITEM 1.          BUSINESS
                     General.......................................................................................     1
                     Industry Overview.............................................................................     1
                     Description of Memberships....................................................................     2
                     Specialty Legal Service Plans.................................................................     5
                     Provider Law Firms............................................................................     7
                     Identity Theft Shield Provider................................................................    10
                     Marketing.....................................................................................    11
                     Operations....................................................................................    14
                     Quality Control...............................................................................    15
                     Competition...................................................................................    15
                     Regulation....................................................................................    15
                     Employees.....................................................................................    17
                     Foreign Operations............................................................................    17
                     Availability of Information...................................................................    17
ITEM 1A.         RISK FACTORS......................................................................................    18
ITEM 1B.         UNRESOLVED STAFF COMMENTS.........................................................................    20
ITEM 2.          PROPERTIES........................................................................................    20
ITEM 3.          LEGAL PROCEEDINGS.................................................................................    21
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................    21

PART II
-------
ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES
                     Market Price of and Dividends on the Common Stock.............................................    22
                     Recent Sales of Unregistered Securities.......................................................    22
                     Issuer Purchases of Equity Securities.........................................................    23
                     Shareholder Return Performance Graph..........................................................    24
ITEM 6.          SELECTED FINANCIAL DATA...........................................................................    25
ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                     Overview of our Financial Model...............................................................    26
                     Critical Accounting Policies..................................................................    27
                     Other General Matters.........................................................................    32
                     Measures of Member Retention..................................................................    33
                     Results of Operations
                         Comparison of 2008 to 2007................................................................    36
                         Comparison of 2007 to 2006................................................................    37
                     Liquidity and Capital Resources...............................................................    39
                     Forward Looking Statements....................................................................    42
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................    42
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................    44
ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............    71
ITEM 9A.         CONTROLS AND PROCEDURES...........................................................................    71
ITEM 9B.         OTHER INFORMATION.................................................................................    71



PART III
--------
ITEM 10          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE............................................    72
ITEM 11          EXECUTIVE COMPENSATION............................................................................    74
ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS....    84
ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORR INDEPENDENCE........................    86
ITEM 14          PRINCIPAL ACCOUNTING FEES AND SERVICES............................................................    88
PART IV
-------
ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES...........................................................    88

SIGNATURES......................................................................................................       89

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

     According to the latest estimates of the census bureaus of the United States and Canada, the two geographic areas in which we operate, the number of households in the combined area exceeds 138 million. Since we have always disclosed our members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students, we believe that our market share should be viewed as a percentage of households. Historically, we have described and suggested to our independent sales associates that their primary market focus should be the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on our belief that the upper ten percent may already have access to legal services and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 110 million households, we currently have an approximate 1.5% share of the estimated market based on our existing 1.6 million active Memberships and, over the last 30 years, an additional 6% of households have previously purchased, but no longer own, Memberships. We routinely remarket to previous members and reinstated approximately 82,000, 83,000 and 76,000 Memberships during 2008, 2007 and 2006, respectively.

Description of Memberships

     The Memberships we sell generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by us to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk since we know the percentage of Membership fees that will be paid to the benefit providers to deliver the Membership benefits and the timing of such payments. At December 31, 2008, Memberships subject to the capitated provider law firm arrangement comprised more than 99% of our active Memberships. The remaining Memberships, less than 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and our referral attorney network described below is utilized.

     Membership benefits utilization
     During 2008, our provider law firms processed more than 2.3 million intakes, an average of 1.6 per Member. An intake represents a member's request for assistance on a specific legal matter. These intakes usually include multiple telephone consultation(s) and often include document review(s), letter(s) written or telephone call(s) made to third parties on the members' behalf, preparation of last will(s) and testament(s) and other legal assistance as described below. Although not all of our provider law firms maintain specific records of how often the legal engagement leads to additional fees being paid by members, provider law firms representing approximately 40% of our Membership base reported that on average, less than 1% of these intakes resulted in additional fees being paid by the member.

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

     Identity Theft Shield Benefit
     Through a joint marketing agreement with Kroll Background America Inc., a subsidiary of Kroll Inc., our independent sales associates market Kroll's identity theft benefits in 50 states and four Canadian provinces. By adding the Identity Theft Shield to their existing family Membership, members have toll free access to the identity theft specialists at Kroll. This benefit can be added to a legal service Membership for $9.95 per month or purchased separately for $12.95 per month. The identity theft related benefits include a credit report provided through Experian and related instructional guide, a credit score calculated by an independent scoring service and related instructional guide, credit report monitoring through Experian with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services.. Beginning in the first quarter of 2009, our Identity Theft membership will be offered as an on-line service where new members can authenticate their membership by logging on to the Internet and get an immediate credit report delivered via the web making the method of requesting and receiving the credit report more streamlined and efficient. There were approximately 771,000 and 715,000 subscribers at December 31, 2008 and 2007, respectively, comprised of 681,000 and 632,000 subscribers at $9.95 per month and 90,000 and 83,000 subscribers at $12.95 per month.

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

     The following table reflects the composition of our provider law firm network by state/province, together with each firm's Memberships and attorneys as of December 31, 2008 and year 2008 intakes by state/province. As reflected in the table below, the average number of intakes per member during 2008 was 1.6.



                                                                                       Member-
                                                                     Member-   Attor-  hips per
  State/Province                   Provider Firm                     ships      neys   attorney   Intakes
----------------    --------------------------------------------  ----------  -------  -------  -----------
Colorado            Riggs, Abney, Neal, Turpen, Orbison & Lewis      35,807       32    1,119       54,008
Oklahoma            Riggs, Abney, Neal, Turpen, Orbison & Lewis      41,907       97      432       39,887
Nebraska            Morrow, Poppe, Watermeier & Lonowski, P.C.        2,321        8      290        2,763
Texas               Ross & Matthews, P.C.                           134,809       97    1,390      186,271
Louisiana           Provasty, Sadler, DeLaunay, Florenza & Sobel     22,280       21    1,061       24,565
Missouri            Dubail Judge                                     25,354       21    1,207       36,140
Illinois            Evans, Loewenstein, Shimanovsky & Moscardini     43,246       22    1,966       87,434
W. Virginia         Caldwell & Riffee                                 3,789        5      758        2,305
California          Parker Stanbury                                 217,334       65    3,344      419,185
Arkansas            Lisle Law Firm, P.C.                             13,813        8    1,727       20,738
Florida             DeBeaubien, Knight, Simmons                      55,300       46    1,202      102,157
Florida             Glantz & Glantz                                  47,914       33    1,452       94,133
Georgia             Deming, Parker,  Hoffman,  Green, Campbell &     61,173       42    1,457      122,409
                    Daly
Alabama             The Anderson Law Firm LLC                        18,830        8    2,354       22,275
Tennessee           Merritt, Flebotte, Wilson, Webb & Caruso         24,198        9    2,689       33,689
Kentucky            O'Koon Hintermeister, PLLC                        8,907        5    1,781       12,959
S. Carolina         Merritt, Flebotte, Wilson, Webb & Caruso         22,153       14    1,582       33,603
Ohio                Maguire & Schneider                              41,619       25    1,665       68,424
Kansas              Riling, Burkhead & Nitcher                       13,888       13    1,068       16,193
Hawaii              Bervar & Jones                                   13,049       10    1,305       22,609
Michigan            Powers, Chapman, DeAgostino, Meyers & Milia      45,897       23    1,996       83,581
New York            Feldman,  Kramer & Monaco, P.C.                  48,833       54      904       79,350
Massachusetts       Framme Law Firm                                   3,565        2    1,783        6,326
Pennsylvania        Welch, Gold & Siegel                             34,363       22    1,562       50,567
Wisconsin           Wagner, Falconer & Judd, LTD                     12,317        9    1,369       25,190
Utah                Smart, Schofield, Shorter & Lunceford            14,535       17      855       22,142
Indiana             O'Koon Hintermeister, PLLC                       23,246       14    1,660       37,251
Oregon              Kivel & Howard, LLP                              23,215       12    1,935       33,989
Idaho               The Huntley Law Firm, PLLC                        8,604       12      717       11,916
Arizona             Davis Miles PLLC - Arizona                       45,608       51      894       79,226
Washington          Lombino Martino, PS                              41,729       26    1,605       73,382
Nevada              Dempsey, Roberts & Smith                         18,581       33      563       40,896
Virginia            Framme Law Firm                                  39,701       18    2,206       50,139
Minnesota           Wagner, Falconer & Judd, LTD                     18,545       22      843       32,802
Wyoming             Referral attorneys *                              1,829        -        -        1,080
Iowa                McEnroe, Gotsdiner, Brewer, et al.                5,327        6      888        3,678
N. Carolina         Merritt, Flebotte, Wilson, Webb & Caruso         59,874       27    2,218       88,215
Mississippi         Framme Law Firm of Mississippi                   10,039        3    3,346       14,219
Maryland/D.C.       Weinstock, Friedman & Friedman, P.C.             40,703       37    1,100       54,490
New Jersey          Mattleman, Weinroth & Miller                     31,221       26    1,201       43,981
Montana             Rimel & Mrkich, PLLP                              4,642        2    2,321        4,437
New Mexico          Davis Miles PLLC                                 18,610        8    2,326       22,449
N. Dakota           Referral attorneys *                                293        -        -          240
S. Dakota           Demersseman Jensen  et al                         2,243        7      320        1,310
Delaware            Mattleman, Weinroth & Miller                      4,769        7      681        7,149
New Hampshire       Framme Law Firm                                   3,261        1    3,261        6,651
Connecticut         Willinger, Willinger & Bucci, P.C.                8,761       13      674       14,921
Vermont             Framme Law Firm                                     521        1      521        5,159
Maine               Robinson, Kriger & McCallum                       4,027       14      288        9,185
Alaska              Referral attorneys *                                  9        -        -         -
Rhode Island        Framme Law Firm                                     869        2      435        1,294
Alberta             Nickerson, Roberts, Holinski & Mercer             3,646       10      365        3,291
British Columbia    Watson, Goepel & Maledy                           4,463       36      124        8,886
Manitoba            Tapper Cuddy                                      1,543       22       70        3,398
Ontario             Mills & Mills                                    16,257       25      650       28,222
                                                                  ----------  -------  -------  -----------
                    Total Closed Panel Memberships                1,449,337    1,143    1,268    2,350,759
                                                                  ----------  -------  -------  -----------
                    "Stand-alone" IDT Memberships                    89,839
                    Open Panel Memberships                           10,845
                    Commercial Driver Legal Plan Memberships          9,133
                                                                  ----------
                    Total Memberships                             1,559,154
                                                                  ----------

*States/provinces without a designated provider law firm. Services are provided by referral attorneys.

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

     We design our plans for the convenience of our member. The provider law firms primarily deliver consultation benefits via the telephone while document reviews and letters are primarily delivered by fax, email and mail, and thus, the member does not normally need to travel to any law firm to receive the majority of their benefits. They can utilize their benefits from the comfort of their home or office and not take time off from work.

     The provider law firms provide and/or coordinate all benefits for our members. After the provider law firm has provided telephone consultation benefits and possible document review and letters, if appropriate, the provider law firm will provide further benefits or coordinate a referral to a local attorney if that is necessary. We have a database of referral attorneys covering North America should a member need a local attorney. The provider law firm coordinates these referrals based on the member's legal needs and the location of the courts.

     Members' benefits carry over to the local attorneys when referred, based on the specific legal matter being referred and the specific benefit applicable to the member. Some referrals are free to the member by way of the specific plan benefit and the referral attorney is paid by the provider law firm. Other referrals are provided under the 25% discount benefit of the plan, where the member pays the discounted fee to the local attorney.

     Referrals are made on a case by case basis, depending on the specific legal matter and the applicable benefits. The majority of referrals are based on geography of where the member lives, in conjunction with the legal venue and/or the location of the court. Occasionally a member is referred because of expertise that is required on a particular issue.

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

     General
     Sales associates are generally engaged as independent contractors, are provided with training materials and are given the opportunity to participate in our training programs. Sales associates are required to complete a specified training program prior to marketing our Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by us prior to use. At December 31, 2008, we had 425,018 "vested" sales associates compared to 442,361 and 444,499 "vested" sales associates at December 31, 2007 and 2006, respectively. A sales associate is considered to be "vested" if he or she has met our vesting requirements. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. In order to meet the vesting requirements and be eligible to receive commissions, sales associates must have an active Associate Agreement. In order to keep an active Agreement; sales associates must (1) maintain an active personal legal services membership or (2) make three personal membership sales per calendar quarter. If a sales associate fails to do either, his or her Associate Agreement will be placed in a precancel status for one quarter ("quarterly vesting probationary period"). During this period, the Associate must either (1) reinstate their personal legal services membership or (2) make six personal membership sales. If these requirements are not met, the Associate will go into a dropped status at the end of the probationary period. Upon the date the Associate Agreement is dropped, the Associate loses all downline, level, counters and qualifications and forfeits any pending advanced commission, earnings and bonuses.

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

     The following table recaps, on a quarterly basis for the last two fiscal years, total vested sales associates that made new Membership sales and those that did not as well as those that own a Membership and those that do not own a Membership, by their respective levels of sales:

                       Assocs Without A Membership           (3)
                      ---------------------------
                          (1)               (2)         Assocs Selling         (4)
                     Assocs Selling   Assocs Selling        With a         Assocs Not           (5)
     Qtr/Year          3 or more        Less than 3       Membership         Selling        Total Assocs
   ------------      --------------   --------------    --------------     ----------       ------------
      Q1/07               212               297              34,443           398,956          433,908
      Q2/07               152               583              33,092           400,387          434,214
      Q3/07               140               540              34,196           408,424          443,300
      Q4/07               146               497              34,444           407,274          442,361
      Q1/08                93               366              30,174           397,575          428,208
      Q2/08                90               358              30,614           401,289          432,351
      Q3/08                95               402              31,702           392,118          424,317
      Q4/08                98               367              29,177           395,376          425,018

(1) Represents sales associates that do not own a Membership that have sold 3 or more new Memberships during the quarter indicated.
(2) Represents sales associates that do not own a Membership that have sold less than 3 new Memberships during the quarter indicated.

(3) Represents sales associates who owned a Membership and sold at least 1 new Membership during the quarter indicated.
(4) Represents sales associates who owned a Membership or were in their quarterly vesting probationary period but did not sell at least 1 new Membership during the quarter indicated.
(5) Represents the total vested associates (including those associates in their quarterly vesting probationary period) during the quarter indicated.

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


ITEM 1A.  RISK FACTORS
----------------------

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

     Our future results may be adversely  affected if Membership  persistency or
     ---------------------------------------------------------------------------
renewal rates are lower than our historical experience.
-------------------------------------------------------
     We have over 25 years of actual historical experience to measure the expected retention of new members. These retention rates could be adversely affected by the quality of services delivered by provider law firms, the existence of competitive products or services, our ability to provide administrative services to members or other factors. If our Membership persistency or renewal rates are less than we have historically experienced, our cash flow, earnings and growth rates could be adversely affected.

     We may not be able to grow  Memberships and revenues at the same rate as we
--------------------------------------------------------------------------------
have  historically  experienced  and have recently  experienced  declines in new
--------------------------------------------------------------------------------
Membership sales and associate recruitment.
-------------------------------------------
     Our year end active Memberships decreased 1.1% from December 31, 2007 to December 31, 2008, increased 2.4% during 2007 and remained virtually unchanged during 2006. Changes in net income for the same three years were 18%, (1%) and 45%, respectively. In years prior to 2004, we were able to grow Memberships more significantly. Our ability to grow Memberships and revenues is substantially dependent upon our ability to expand or enhance the productivity of our sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that we will be able to achieve increases in Membership and revenue growth comparable to our historical growth rates.

     We are dependent upon the continued  active  participation of our principal
--------------------------------------------------------------------------------
executive officer.
------------------
     Our success depends substantially on the continued active participation of our principal executive officer, Harland C. Stonecipher. Although our management includes other individuals with significant experience in our business, the loss of the services of Mr. Stonecipher could have a material adverse effect on our financial condition and results of operations.

     There is litigation  pending that may have a material  adverse effect on us
--------------------------------------------------------------------------------
if adversely determined.
------------------------
     See "Item 3. Legal Proceedings." Any of the legal proceedings  described in
Item 3 could have a material adverse effect on our financial condition and results of operations.

     We may have compromises of our information security.
     ----------------------------------------------------
     We collect and store certain personal information that our members and sales associates provide to purchase products or services, enroll in certain programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our employees, members and sales associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as member and sales associate credit card numbers. We cannot provide assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms or systems that we use to protect customer transaction data. Despite these instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. A breach of our security system resulting in member, sales associate or employee personal information being obtained by unauthorized persons could adversely affect our reputation, disrupt our operations and expose us to claims from employees, members, sales associates, financial institutions, payment card associations and other persons, which could have a material adverse effect on our business, financial condition and results of operations. We may not comply with requirements placed on us by payment card associations or other financial processors. In addition, our online operations at www.prepaidlegal.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.

     During a downturn in the economy, consumer purchases of discretionary items
--------------------------------------------------------------------------------
may be  affected,  which  could  materially  harm our  sales,  retention  rates,
--------------------------------------------------------------------------------
profitability and financial condition.
--------------------------------------
     Although we believe our products and services can greatly assist our members during these challenging economic times, consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and such decline may impact sales and retention of our products should potential members have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

     We are in a regulated industry and regulations could have an adverse effect
     ---------------------------------------------------------------------------
on our ability to conduct our business.
---------------------------------------
     We are regulated by or required to file with or obtain approval of State Insurance Departments, State Bar Associations and State Attorney General's Offices, depending on individual state positions regarding regulatory responsibility for legal service plans. Regulation of our activities is inconsistent among the various states in which we do business with some states regulating legal service plans as insurance or specialized legal service products and others regulating such plans as services. Such disparate regulation requires us to structure our Memberships and operations differently in certain states in accordance with the applicable laws and regulations. Our multi-level marketing strategy is also subject to U.S. federal, Canadian provincial and U.S. state regulation under laws relating to consumer protection, pyramid sales, business opportunity, lotteries and multi-level marketing. The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon our method of operating in the United States, but such regulations are in the early stages of development and it is not possible to gauge the potential impact or the effective date at this time. Changes in the regulatory environment for our business could increase the compliance costs we incur in order to conduct our business or limit the jurisdictions in which we are able to conduct business.

     The business in which we operate is competitive.
     ------------------------------------------------
     There are a number of existing and potential competitors that have the ability to offer competing products that could adversely affect our ability to grow. In addition, we may face competition from a growing number of Internet based legal sites with the potential to offer legal and related services at competitive prices. Increased competition could have a material adverse effect on our financial condition and results of operations. See "Description of Business - Competition."

     We are dependent upon the success of our marketing force.
     ---------------------------------------------------------
     Our principal method of product distribution is through multi-level marketing. The success of a multi-level marketing force is highly dependent upon our ability to offer a commission and organizational structure and sales training and incentive program that enable sales associates to recruit and develop other sales associates to create an organization. There are a number of other products and services that use multi-level marketing as a distribution method and we must compete with these organizations to recruit, maintain and grow our multi-level marketing force. In order to do so, we may be required to increase our marketing costs through increases in commissions, sales incentives or other features, all of which could adversely affect our future earnings. In addition, the level of confidence of the sales associates in our ability to perform is an important factor in maintaining and growing a multi-level marketing force. Adverse financial developments concerning us, including negative publicity or common stock price declines, could adversely affect our ability to maintain the confidence of our sales force.

     Our stock price may be affected by short sellers of our stock.
     --------------------------------------------------------------
     As of January 31, 2009, the New York Stock Exchange reported that approximately 1.5 million shares of our stock were sold short, which constitutes approximately 14% of our outstanding shares and 20% of our public float. During 2008, the number of shares sold short was as high as 1.9 million and represented one of the largest short interest positions of any New York Stock Exchange listed company in terms of the number of average trading days it would take to cover the short positions. Short sellers expect to make a profit if our shares decline in value. We have been the subject of a negative publicity campaign from several known sources of information who support short sellers. The existence of this short interest position may contribute to volatility in our stock price and may adversely affect the ability of our stock price to rise if market conditions or our performance would otherwise justify a price increase.

     We have  not  been  able  to  significantly  increase  our  employee  group
     ---------------------------------------------------------------------------
Membership sales.
-----------------
     Our success in growing Membership sales is dependent in part on our ability to market to employee groups. At December 31, 2008, group memberships represented 26% of total Memberships compared to 25% at December 31, 2007 and 24% at December 31, 2006. Adverse publicity about us may affect our ability to market successfully to employee groups, particularly larger groups. There is no assurance that we will be able to increase our group business.

     We have repurchased more than half our outstanding shares over the past ten
     ---------------------------------------------------------------------------
years.
------
     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 15 million shares through subsequent board actions. At June 30, 2009, we had purchased 14.2 million treasury shares under these authorizations in both open market and non-open market transactions for a total consideration of $421.2 million, an average price of $29.70 per share. The repurchase program of $421.2 million combined with $17.1 million in dividends has resulted in our returning $438.3 million to shareholders since April 1999 and represents more than 100% of our net earnings during the same timeframe. Our stock price, earnings per share and cash flow would have been different had we invested these funds differently. Additionally, due to these repurchases, the lower number of shares outstanding could favorably impact our stock price assuming our net income remained unchanged resulting in higher earnings per share. Conversely, these repurchases may have contributed to lower average trading volume potentially leading to reduced interest in our stock by large institution investors that typically make larger investments. Any future treasury stock purchases could have a similar impact on our stock price, earnings per share and cash flow.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
------------------------------------

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES.
-------------------------------------

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

                                                         Dividends Paid
                                        -----------------------------------------------------   Expected Dividends
        Regulated Subsidiary                    2008              2007             2006              1/1/2009
--------------------------------        --------------------  ---------------  --------------   -------------------
Pre-Paid Legal Casualty, Inc.           $     14.9 millio     $ 7.4 million    $ 13.4 million   $   -
Legal Service Plans of Virginia                4.1 million      1.6 million       -                 -


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

                                                                          Total Number of       Maximum Number of
                                                                        Shares Purchased as    Shares that May Yet
                                                                         Part of Publicly      Be Purchased Under
                            Total Number of      Average Price Paid     Announced Plans or        the Plans or
        Period             Shares Purchased           per Share              Programs             Programs (1)
-----------------------    ----------------      ------------------     -------------------    --------------------
October 2008...........           12,287               $  36.20                 12,287                462,739
November 2008..........           55,201                  35.13                 55,201                407,538
December 2008..........          153,278                  35.16                153,278                254,260
                           ----------------      ------------------     -------------------
Total..................          220,766               $  35.21                220,766
                           ----------------      ------------------     -------------------
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

[GRAPHIC OMITTED]


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

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

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

     Although we have grown our Membership fees in each of the past 16 years, the rate of growth has not been one we find acceptable. We believe however, that our current product design, pricing parameters and business model are generally appropriate and we have no immediate plans to change these fundamental sectors. Instead of making changes to our basic product and business model, we believe changes must be made to our marketing methods to increase the exposure of our products and business opportunity. We will consider an increased focus on benefit brokers, independent insurance agents and small businesses as well as considering additional methods of distribution such as an increased focus on Internet based marketing efforts. We will also consider increased incentives such as enhancements to our basic commission structure as well as increased use of performance bonuses. Should we implement additional commissions or bonuses, our marketing related expenses will be increased which may be partially or fully offset by increased Membership fees. Our focus during 2009 will continue to be on improved training of our associates, enhancing the quality of sales tools provided to new and existing associates, providing incentives for associates to write consistent, quality business and continued emphasis on improving the basic retention characteristics of our Memberships.

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

     All aggregate measures of Membership retention or expected life may be impacted by shifts in the underlying enrollment mix of sub-groups that have different retention rates. A shift in mix alone could, over time, cause an increase in reported aggregate retention measures and expected member life, even if the retention rates within each sub-group do not change. It is important to note that all blended rates discussed here may reflect the impact of such shifts in enrollment mixes. The following table presents new Memberships produced, Memberships canceled and ending active Memberships for members who are sales associates, and the respective percentage, and members who are not sales associates.

               Memberships Produced                 Memberships Canceled                  Active Memberships
                 c                  Assoc            s                    Assoc            s                    Assoc
 Year    Non-Asso Assocs    Total     %     Non-Assoc  Assocs    Total      %     Non-Assoc Assocs     Total      %
 2004    535,295   89,230  624,525  14.3    (510,007) (81,815)  (591,822) 16.0    1,148,569 303,131  1,451,700  20.9
 2005    480,437  220,290  700,727  31.4    (496,710) (112,928) (609,638) 18.5    1,132,296 410,493  1,542,789  26.6
 2006    477,937  134,789  612,726  22.0    (466,561) (150,214) (616,775) 24.4    1,143,672 395,068  1,538,740  25.7
 2007    498,072  114,024  612,096  18.6    (456,704) (118,330) (575,034) 20.6    1,185,040 390,762  1,575,802  24.8
 2008    457,000   95,327  552,327  17.3    (499,894) (69,081)  (568,975) 12.1    1,142,146 417,008  1,559,154  26.7


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


                        Membership Retention versus Membership Age
----------------------------------------------------------------------------------------
       As of December 31, 2008                              As of December 31, 2007
------------------------------------                   ---------------------------------
  Yearly                                                  Yearly
  Lapse      Yearly     End of Year        Membership     Lapse   Yearly      End of Year
  Rate     Retention    Memberships           Year        Rate   Retention    Memberships
--------   ---------    -----------     ---------------  ------  -----------  -----------
                           100.0             0                                  100.0
    49.3%     50.7%          50.7            1            49.4%    50.6%         50.6
    32.2%     67.8%          34.4            2            32.0%    68.0%         34.4
    23.7%     76.3%          26.2            3            23.0%    77.0%         26.5
    18.1%     81.9%          21.5            4            18.5%    81.5%         21.6
    15.0%     85.0%          18.3            5            14.8%    85.2%         18.4
    12.5%     87.5%          16.0            6            10.3%    89.7%         16.5
     8.5%     91.5%          14.6            7             7.9%    92.1%         15.2


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

                Beginning           New                             Ending
   Year        Memberships      Memberships          Total        Memberships     Persistency
   ----        -----------    ---------------      ---------      -----------     -----------
   2004         1,418,997           624,525        2,043,522       1,451,700          71.0%
   2005         1,451,700           700,727        2,152,427       1,542,789          71.7%
   2006         1,542,789           612,726        2,155,515       1,538,740          71.4%
   2007         1,538,740           612,096        2,150,836       1,575,802          73.3%
   2008         1,575,802           552,327        2,128,129       1,559,154          73.3%



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

     Notes Payable
     In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

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

     We were in compliance with these covenants at December 31, 2008. Additional information regarding Notes Payable is included in Note 6 to the Consolidated Financial Statements.


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------


                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
Reports of Independent Registered Public Accounting Firm.....................................................     45

Management's Annual Report on Internal Control over Financial Reporting......................................     47

Consolidated Financial Statements
---------------------------------
Consolidated Balance Sheets - December 31, 2008 and 2007.....................................................     48
Consolidated Statements of Income - For the years ended December 31, 2008, 2007 and 2006.....................     49
Consolidated Statements of Cash Flows - For the years ended December 31, 2008, 2007 and 2006.................     50
Consolidated Statements of Changes In Stockholders' Equity - For the years ended
  December 31, 2008, 2007 and 2006...........................................................................     51
Notes to Consolidated Financial Statements...................................................................     52

Financial Statement Schedules
-----------------------------
Schedule I - Condensed Financial Information of the Registrant...............................................     90

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

     The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 by level within the fair value hierarchy (in thousands):

                                              Fair Value Measurements Using
                                         -------------------------------------
                                           Level 1       Level 2       Level 3
                                         ----------    ----------    ---------
Available for sale investments.........  $       -     $  37,488     $       -
Liabilities............................  $       -     $       -     $       -


     For securities without a readily ascertainable market value (Level 2), we utilize pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         -------------------------
Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.
----------------------------------

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


ITEM 9B.  OTHER INFORMATION.
----------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
-----------------------------------------------------------------

Directors
     Our Board of Directors currently consists of seven members and is divided into three classes as nearly equal in size as possible, with the term of office of one class expiring each year.

         The following is certain information about each of our directors:
                                                                       Existing
                Name                  Age         Director Since    Term Expires
----------------------------------    ---         --------------    ------------
John W. Hail......................    78               1998             2009
Thomas W. Smith...................    80               2004             2009
Orland G. Aldridge................    70               2004             2010
Peter K. Grunebaum................    75               1980             2010
Duke R. Ligon.....................    67               2007             2010
Martin H. Belsky..................    64               1998             2011
Harland C. Stonecipher............    70               1976             2011

John W. Hail
     John W. Hail is the founder of AMS Health Sciences, Inc. (formerly Advantage Marketing Systems, Inc.) ("AMS") and served as Chief Executive Officer and Chairman of the Board of Directors of AMS since its inception in June 1988 until February 12, 2006. AMS sells natural nutritional supplements, weight management products, and natural skincare products. AMS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on December 27, 2007. From July 1986 through May 1988, Mr. Hail served as our Executive Vice President, Director and Agency Director and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was our exclusive marketing agent from April 1984 through September 1985. Mr. Hail also serves as a director of InPlay Technologies, Inc. (NASDAQ: NPLA) (formerly Duraswitch Industries, Inc.).

Thomas W. Smith
     Mr. Smith is the largest outside shareholder of the Company and is the managing partner of Prescott Investors, Inc, a private investment firm he founded in 1973. He currently serves as a director of Copart, Inc. (NASDAQ-GS:
CPRT).

Orland G. Aldridge
     Mr. Aldridge retired as a professor from Northeastern Oklahoma A & M College in Miami, Oklahoma in 2002 where he had been an instructor since 1999 and has been and remains an independent insurance agent. He has served as a director of our wholly-owned subsidiary, Pre-Paid Legal Casualty, Inc. since 1991.

Peter K. Grunebaum
     Mr. Grunebaum, currently an independent investment banker and corporate consultant, was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. Mr. Grunebaum also serves as a director of StoneMor GP, LLC the general partner of StoneMor Partners LP (NASDAQ-GM: STON) and Lucas Energy, Inc. (AMEX: LEI).

Duke R. Ligon
     Mr. Ligon retired in January 2007 as senior vice president and general counsel for Devon Energy Corporation (NYSE:DVN) and brings more than 35 years of legal expertise in corporate securities, litigation, governmental affairs and mergers and acquisitions. Mr. Ligon is currently serving as executive director of the Love's Entrepreneurial Center at Oklahoma City University as well as strategic advisor to the Oklahoma based Love's Travel Stores. Prior to joining Devon in 1997, he practiced law for 12 years and last served as a partner at the law firm of Mayer, Brown & Platt in New York City. In addition, he was senior vice president and managing director for investment banking at Bankers Trust Co. in New York City for 10 years. Ligon received an undergraduate degree in chemistry from Westminster College and a law degree from the University of Texas School of Law. Mr. Ligon also serves as a director of Panhandle Oil & Gas (AMEX:
PHX), Quest Midstream Partners L.P., an affiliate of Quest Resource Corporation (NASDAQ-GM: QRCP), TransMontaigne Partners, L.P. (NYSE:TLP), and SemGroup Energy Partners G.P., L.L.C, the general partner of SemGroup Energy Partners, L.P. (NASDAQ-GM: SGLP). Additionally, Ligon is a member of our Advisory Council; appears as a spokesman on our videos and communicates with our associates in connection with matters we determine material.

Martin H. Belsky
     Mr. Belsky is currently Dean of the University of Akron School of Law, a position he has held since January 2008. Previously, Mr. Belsky was Dean of the University of Tulsa College of Law from 1995 to 2004. Subsequent to being Dean, Mr. Belsky was a professor of Law at the University of Tulsa College of Law, teaching courses in constitutional law, ethics, international law, and oceans policy until accepting his current position at the University of Akron.

Harland C. Stonecipher
     Mr. Stonecipher has been the Chairman of our Board of Directors since its organization in 1976 and served as Chief Executive Officer until March 1996 and since February 1997. Mr. Stonecipher also served as our President at various times through January 1995 and since December 2002. Mr. Stonecipher also serves as an executive officer of several of our subsidiaries and served as a director of AMS Health Sciences, Inc. until December 5, 2005.

     The Board has established an Audit Committee currently consisting of Messrs. Aldridge, Belsky and Grunebaum. The Board has determined that none of the members of the Audit Committee qualify as a "financial expert" as defined by the rules of the SEC, because none of the members meet the requisite qualifications for such designation.


Corporate Governance Guidelines
     We adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics in accordance with the rules of the NYSE in January 2004. The Code of Business Conduct and Ethics is applicable to all employees and directors, including our principal executive, financial and accounting officers. Copies of the Corporate Governance Guidelines, Code of Business Conduct and Ethics and committee charters are available at our website, www.prepaidlegal.com. In addition, copies of these documents are available to any shareholder who requests them from our Secretary. The Audit Committee reviewed its charter in March 2007 and adopted an amended and restated charter. We intend to disclose amendments to, or waivers from, our Code of Business Conduct and Ethics by posting to our website.

Executive Officers
Our current executive officers are named below:
              Name                Age                            Position
---------------------------       ---    ---------------------------------------
Harland C. Stonecipher.....       70     Chairman of the Board of Directors,
                                         Chief Executive Officer and President
Steve Williamson                  48     Chief Financial Officer
Mark Brown                        55     Senior Vice President and Chief
                                         Marketing Officer
Randy Harp                        53     Chief Operating Officer
Kathleen S. Pinson.........       56     Vice President of Regulatory Compliance
                                         and Secretary

For description of the business background and other information concerning Mr. Stonecipher, see "Directors" above. All executive officers serve at the discretion of the Board, subject to, in the case of Mr. Stonecipher, the terms of his employment agreement described below.

Steve Williamson
Mr. Williamson was named our Chief Financial Officer in May 2000. From April 1997 until his employment with us in March 2000, Mr. Williamson served as the Chief Financial Officer of Peripheral Enhancements, Inc., an electronic memory assembly company. Prior to April 1997, Mr. Williamson served as Director in Charge of Banking Practice for Horne & Company, a public accounting firm. Mr. Williamson is a Certified Public Accountant.

Mark Brown


Mr. Brown was named Senior Vice President and Chief Marketing Officer in October 2006. Prior to his appointment to the new position, Mr. Brown was our National Sales Director for Group Marketing and Senior Regional Vice President for most of the State of Texas and has been one of our independent associates for more than eleven years. Prior to his association with us, Mr. Brown owned his own printing business for 18 years.

Randy Harp
Mr. Harp was named Chief Financial Officer in March 1990 and served in that capacity until May 2000 and has served as Chief Operating Officer since March 1996. Mr. Harp served on the Board of Directors from March 1990 until May 2004 when he resigned from the Board of Directors as part of a corporate governance initiative required by the rules of the NYSE to have independent, outside directors comprise the majority of the Board. Mr. Harp is a Certified Public Accountant.

Kathleen S. Pinson
Ms. Pinson was named our Controller in May 1989 and has been a Vice President of ours since June 1982. Ms. Pinson served on the Board of Directors from April 1990 until August 2002 when she resigned from the Board of Directors together with three other directors as part of a corporate governance initiative to have outside directors comprise the majority of the Board. Ms. Pinson has been employed by us since 1979 and currently serves as Vice President of Regulatory Compliance and Secretary. Ms. Pinson is a Certified Public Accountant.

Significant Employee - Wilburn L. Smith
Wilburn Smith has been active in our marketing division since 1980. He served as one of our directors from March 1993 to October 1995 and from April 1997 to December 2001, during which time he also served as our President. Mr. Smith currently serves as our National Marketing Director.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

Compensation Committee Interlocks and Insider Participation
     Messrs. Belsky, Ligon and Smith were the members of our Compensation Committee in 2008. None of them have ever been an officer or employee of ours or any of our subsidiaries. Additionally, none of our executive officers serves on the compensation committee of any entity that has one or more of such entity's executive officers serving on our Board.


Compensation Discussion and Analysis
General

     Our compensation philosophy and the objectives of our compensation programs are to:

     o Recognize that membership revenues and growth in membership revenues are the most significant factors in our corporate objectives, since the expense components of our business as a percentage of membership revenues do not vary materially. Accordingly, incentive compensation should be based on membership or membership revenue metrics.

     o Pay compensation to our Chief Executive Officer primarily based on incentive compensation tied to membership revenues, and secondarily as required by long-standing written agreements with him.

     o Pay our Chief Marketing Officer based solely on incentive compensation tied to memberships written.

     o Pay our other home office named executive officers primarily with annual salaries competitive in the local market and in amounts recognizing relative levels of responsibility, and secondarily with incentive compensation based on growth of in-force membership revenues due to their lesser level of influence over marketing efforts.

     o    Eliminate   equity   compensation   as  a   component   of   executive
          compensation, as it is inconsistent with our stock repurchase policy.

     o Provide a non-qualified deferred compensation program to permit us and our CEO to avoid the nondeductibility provisions of Section 162 of the Internal Revenue Code for compensation in excess of $1 million, and to permit supplemental retirement benefits for all named executive officers in excess of amounts provided under our defined contributions plan.

     To maintain simplicity in our compensation, we have not historically adopted any equity or long term compensation plans other than stock options, which we discontinued granting to executive officers in 2002. We have not evaluated gains from historical option exercises or potential gains from option exercises in evaluating other executive officer compensation. We do not have any specific equity ownership guidelines, but we strongly encourage our executive officers to own our Common Stock.

     We also do not have term employment agreements with anyone other than our Chief Executive Officer, which was entered into in 1993 and is currently on a year to year basis.

     The Compensation Committee has not engaged in any benchmarking or peer group comparisons in connection with any compensation decisions because of the unique characteristics of the Company and the absence of any true peer groups. For our incentive cash compensation plans that are based on the formulas described, there have been no historical discrepancy adjustments to the amount of such compensation, except as with respect to Mr. Stonecipher's incentive compensation as described below.

     The elements of our compensation for named executive officers vary, depending on their position, and are described below. All of these elements, other than those for which the Company is contractually obligated, are subject to change if the Compensation Committee believes a change is appropriate. The Compensation Committee has reviewed the relative compensation of all of the named executive officers. The total compensation of the Chief Executive Officer, which is significantly higher than our other named executive officers, reflects his critical role in the founding, development of the Company, ongoing marketing of the Company's memberships, and supervision of the marketing force. Likewise, the compensation of our Chief Marketing Officer at potentially higher levels than other named executive officers reflects our philosophy that marketing is the most important factor in our Company's growth and success.

     Because our compensation arrangements are relatively simple and we do not have complex equity plans, or significant change of control or severance obligations, the Compensation Committee does not use tally sheets in analyzing executive officer compensation, but does review each element of compensation as described in this Annual Report Statement in evaluating and approving our Chief Executive Officer's total compensation and consulting with the Chief Executive Officer with respect to the total compensation of other executive officers.

Individual Elements of Compensation
-----------------------------------
     Chief Executive Officer
     -----------------------
     Incentive Compensation. The primary element of compensation paid to our Chief Executive Officer is formula incentive compensation based on the level of our membership fees (the "Membership Fee Plan"). Since 2004, and during 2008, our Chief Executive Officer has been eligible to receive up to one-half of one percent (.5%) of Membership fees collected. Payment of this 0.5% incentive has been conditioned on our meeting certain monthly and quarterly Membership revenue thresholds. Mr. Stonecipher receives a monthly bonus equal to 0.25% of monthly Membership fees if the month's Membership fees are at least 85% of the

Membership  fees  for the  same  month  of the  prior  year.  Additionally,  Mr.
Stonecipher  receives  a  quarterly  bonus  equal  to  0.25%  of  the  quarter's
Membership fees, if the quarter's Membership fees are greater than the Membership fees for the comparable quarter of the prior year. The aggregate annual amount of these bonuses has been reduced by $500,000 since 2005 by reason of our now owning and operating corporate aircraft, which aircraft services were previously provided through aircraft partially owned by Mr. Stonecipher (the "aircraft reduction"). The Membership Fee Plan is subject to annual review by the Compensation Committee. During 2008, Mr. Stonecipher received $1,755,540 in bonuses under this plan after the aircraft reduction. These amounts were between the threshold and target levels reflected in the previous proxy statement. Mr. Stonecipher also has historically received and is expected to continue to receive incentive compensation equal to 2.5% of premiums received by unrelated insurance companies that issue cancer and dread disease policies through PPL Agency, a wholly owned subsidiary of ours which sells such policies through less than five independent agents (the "PPL Agency Plan"). This incentive was originated in 1982 when PPL Agency was organized to recognize Mr. Stonecipher's efforts in organizing this agency. In 2008, Mr. Stonecipher received $28,326 in compensation under this arrangement. In 2008, these incentive compensation components represented 80% of Mr. Stonecipher's total cash compensation.

     Salary and Member Override. The base salary of Mr. Stonecipher has been established pursuant to an employment agreement which commenced in January 1993 and expired in 2003, but automatically extends for successive one-year periods until either party elects to terminate the agreement at least 30 days prior to the expiration date. At inception of the agreement, Mr. Stonecipher's base salary was $157,755 and it has not been adjusted since that time as the Compensation Committee prefers to provide compensation to Mr. Stonecipher primarily in the form of incentive compensation described above. Pursuant to a separate agreement with us entered into in 1986 originally intended to incentivize growth in new memberships, Mr. Stonecipher is entitled to an override commission, payable monthly, in an amount equal to $.025 per active Membership, with a maximum payable of $20,000 per month (equivalent to 800,000 members) or $240,000 per year (the "Member Override Agreement"). At the time the agreement was entered into in 1986, the Company had 133,816 members. The payment of such commissions to Mr. Stonecipher continues during his lifetime and after his death to his designated beneficiaries and their successors so long as the Company sells legal expense plans. The Company intends to continue to abide by this agreement but it is now considered to be the same as salary given the level of the Company's memberships far exceeds the 800,000 members needed to generate the maximum override commission.

     Post Employment Compensation. Mr. Stonecipher is entitled to post employment compensation under our defined contribution qualified retirement plan in which he participates on the same basis as all other employees. He is also a participant in our non-qualified deferred compensation plan which is described below. He also receives a supplemental retirement benefit under his employment agreement which is described below under "Other Potential Post-Employment Payments." Finally, as noted above, he will continue to receive payments under the Member Override Agreement.

     Chief Marketing Officer
     -----------------------
     Incentive Compensation. Our Chief Marketing Officer receives solely cash incentive compensation in various capacities. As a sales associate, he receives commissions from sales of memberships both personally, and by members in his personal sales organization on the same basis as all other sales associates ("Personal Commissions"). As head of our group marketing, he receives a 0.5% override on group membership revenues received for memberships written after April 15, 2002, the date on which this override was created ("Group Override"). As a regional vice president for Texas, he receives a 0.2% override on Texas membership revenues received for memberships written after July 10, 1996, the date on which the override was created ("RVP Override"). All of the foregoing was in place before he became Chief Marketing Officer. As Chief Marketing Officer, he receives a 0.13% override on membership revenues that are received on memberships written after November 22, 2006, the date on which this override was created ("Membership Fee Override").

     Post Employment Compensation. Mr. Brown, like all other sales associates, will continue to receive Personal Commissions after separation for employment so long as he remains a vested associate, which requires him to maintain a personal membership or sell at least three memberships per quarter and abide by the applicable policies and procedures for our associates. He will also receive post employment compensation under our defined contribution plan on the same basis as all other employees.

     Other Named Executive Officers
     ------------------------------
     Salary. The other named executive officers receive salaries established by our Chief Executive Officer in consultation with the Compensation Committee that are based on their relative seniority, level of responsibility, an assessment of each executive officer's performance and potential contribution to our financial and operational objectives. Salary is the more significant portion of the other named executive officers' compensation which represented 89% of their total compensation in 2008.

     Incentive Compensation. We have a non-equity incentive plan for the other named executive officers under which they are entitled to quarterly bonuses equal to a percentage of their salaries equal to the percentage increase in active membership fee revenue in force as of the end of each quarter from the end of the same quarter in the preceding year subject to such increase being more than 2% (the "In Force Premium Bonus Plan").

     Post Employment Compensation. Our other executive officers are entitled to post employment compensation under our defined contribution qualified retirement plan in which they participate on the same basis as all other employees. They are also participants in our non-qualified deferred compensation plan which is described below.

Personal Benefits and Perquisites
---------------------------------
     We own two corporate airplanes that are used almost exclusively for business purposes by our executive officers and other employees. On business travel, Mrs. Stonecipher routinely accompanies Mr. Stonecipher. We believe this practice is consistent with the family image we desire to present to our sales force and employees. There is no incremental cost to us for Mrs. Stonecipher to accompany Mr. Stonecipher on these trips. Occasionally, we permit Mr. Stonecipher to use one of the planes for personal purposes. In these circumstances, Mr. Stonecipher reimburses us at an hourly rate intended to fully offset both our fixed and incremental cost of this travel, including fuel, maintenance, personnel, insurance, etc. and any miscellaneous trip expense. During 2008, Mr. Stonecipher used the corporate aircraft for personal purposes
11.8 hours (approximately 3.0% of the total aircraft usage) and reimbursed us $17,530. We also provide automobiles (including fuel and maintenance) for Mr. Stonecipher and Mr. Harp. The cost attributable to their personal use based on the estimated lease value of the automobiles, plus fuel and maintenance, is included in their taxable wages and unless the aggregate amount of personal benefits is less than $10,000, is reflected in the summary compensation table below. We also have a split dollar life insurance plan for Mr. Stonecipher and his wife that was entered into in 1984 and is described below.

Impact of Regulatory Requirements on Executive Compensation Decisions
---------------------------------------------------------------------
     Section 162(m) of the Internal Revenue Code provides that we may be limited in deducting annual compensation in excess of $1 million paid to certain executive officers. The Compensation Committee has considered the effect of
Section 162(m) on our compensation program. The deferred compensation plan described below was adopted in 2002 in part to be responsive to the limitations of Section 162, to permit the deferral of compensation that would not otherwise be deductible under Section 162. In certain circumstances it may be in our shareholders' best interests to retain the flexibility to pay compensation that may not be deductible under Section 162. The Compensation Committee reviewed this amount from a cost/benefit perspective and concluded that it was acceptable.

     Compensation Committee Report
     In accordance with its written charter adopted by the Board of Directors ("Board"), the Compensation Committee of the Board is responsible for establishing the compensation of our CEO, Mr. Stonecipher, and overseeing the compensation process as it relates to our other executive officers to assure they are compensated in a manner consistent with our overall objectives. The Compensation Committee is also obligated to communicate to shareholders information regarding the Company's compensation policies and the reasoning behind such policies.

     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis ("CD&A") with management. Based on this review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this annual report.

     The preceding report is presented by the members of the Compensation Committee.

 /s/ Thomas W. Smith        /s/ Martin H. Belsky            /s/ Duke R. Ligon
--------------------        --------------------            -----------------
    Thomas W. Smith           Martin H. Belsky                Duke R. Ligon
  Committee Chairman          Committee Member               Committee Member


     Summary Compensation Table
     The following table sets forth the compensation paid by us for services rendered during the years ended December 31, 2008, 2007 and 2006, respectively, to the individuals identified below, who are referred to as our "named executive officers."

                                                                   Non-Equity             All
          Name and Principal                                     Incentive Plan          Other
               Position                   Year     Salary(1)    Compensation(2)     Compensation(3)     Total(4)
--------------------------------------    ----    ----------    ---------------     ---------------   ------------
Harland C. Stonecipher................    2008    $  400,781     $   1,783,866         $  35,315      $  2,219,962
  Chairman, Chief Executive Officer       2007       397,747         1,748,475            36,112         2,182,334
      and President                       2006       397,755         1,694,315            31,361         2,123,431

Steve Williamson......................    2008       161,629            10,616            11,140           183,385
  Chief Financial Officer                 2007       146,411            12,047             8,550           167,008
                                          2006       129,352            30,902            14,500           174,754

Mark Brown............................    2008             -         1,006,707             5,300         1,012,007
  Chief Marketing Officer                 2007             -           758,092             5,200           763,292
                                          2006             -           699,072             5,200           704,272

Randy Harp............................    2008       276,464            18,442            15,060           309,966
Chief Operating Officer                   2007       250,394            21,841            13,200           285,435
                                          2006       229,428            57,941            12,058           299,427

Kathleen S. Pinson....................    2008       172,923            11,144            11,637           195,704
  Vice President of Regulatory            2007       151,861            12,392             7,500           171,753
      Compliance and Secretary            2006       134,692            32,190             6,250           173,132
--------------------

     (1) The salary amount for Mr. Stonecipher includes salary payable under his employment agreement and amounts payable under the Member Override Agreement.

     (2) Non-equity incentive plan compensation paid to Mr. Stonecipher consists of: (i) $1,755,540, $1,690,964 and $1,636,056, in 2008, 2007
          and 2006, respectively, payable under the Membership Fee Plan after the aircraft reduction; and (ii) $28,326, $57,511 and $58,259, in 2008, 2007 and 2006, respectively, payable under the PPL Agency Plan.

          For Mr. Brown, non-equity incentive compensation includes (i) $353,857, $303,364 and $358,191, in 2008, 2007 and 2006, respectively, payable as Personal Commissions; (ii) $374,444, $258,045 and $241,113, in 2008, 2007 and 2006, respectively, payable as Group Override; (iii) $84,201, $88,622 and $73,694, in 2008, 2007 and 2006, respectively, payable as State Override; and (iv) $194,205, $108,061 and $26,074, in 2008, 2007 and 2006, respectively, payable as Membership Override.

          For  the  other  named  executive   officers,   non-equity   incentive
          compensation consists of amounts payable under the In Force Premium Plan.

          For a  description  of these  various  incentives,  see  "Compensation
          Discussion  and  Analysis  -  Individual   Elements  of  Compensation"
          beginning on page 76.

     (3) All Other Compensation of Mr. Stonecipher includes $1,322, $1,721 and $2,100, in 2008, 2007 and 2006, respectively, relating to the time value of premiums paid pursuant to a certain split dollar life insurance agreement that provides for such premiums to be refunded to us upon Mr. Stonecipher's death, $21,191 in each of 2008, 2007 and 2006 automobile related cost attributable to personal use based on the estimated lease value of the automobile and also includes $12,802, $13,200 and $8,070, in 2008, 2007 and 2006, respectively, representing vested contributions by us to deferred compensation plan and the Employee Stock Ownership and Thrift Plan and Trust (the "ESOP"). All Other Compensation of Messrs. Williamson, Brown and Harp and Ms. Pinson consists of vested contributions by us to the deferred compensation plan and the ESOP. (4) Annual compensation amounts include amounts deferred at the election of the named executive officers pursuant to a non-qualified deferred compensation plan which we adopted in 2002, as described below under "Nonqualified Deferred Compensation."

Plan-Based Awards
     Under  various   incentive  plans  described  above  in  the   Compensation
Discussion and Analysis, our executive officers will be entitled to receive incentive compensation in 2009 (and potentially future years if such plans continue) based on the level of membership fees or annual in force membership fees at the end of each quarter. The following table estimates the amount of such payments based on the various assumptions contained in the table. There is no assurance that any of such payments will be made if the criteria for payment under such incentive plans are not achieved. In addition, there are no maximum amounts payable under the plans listed, so if the performance criteria exceeds the assumed maximum level reflected in the table, the amount of compensation would also be greater.

                                                                           Actual or Estimated Future Payouts Under
                                                                               Non Equity Incentive Plan Awards
                                                                           ------------------------------------------
     Name and Principal Position                      Plan                   Threshold      Target        Maximum
------------------------------------  ---------------------------------    ------------- ------------- --------------
Harland C. Stonecipher,.............  Membership Fee Plan-Monthly (1)      $     958,605 $   1,184,159 $   1,296,936
  Chairman, Chief Executive Officer   Membership Fee Plan-Quarterly (2)          627,770       659,159       721,936
  and President                       PPL Agency Commission (3)                   21,245        28,326        35,408


Steve Williamson,...................  In Force Premium Bonus Plan ((4))           18,002        30,004        60,008
  Chief Financial Officer

Mark Brown,.........................  Personal Commission ((5))                  300,778       371,550       406,936
  Chief Marketing Officer             Group Override ((6))                       318,277       393,166       430,611
                                      State Override ((7))                        71,571        88,411        96,831
                                      Membership Fee Override ((8))              165,074       203,915       223,336

Randy Harp,.........................  In Force Premium Bonus Plan ((4))           31,947        53,245        106,490
  Chief Operating Officer

Kathleen Pinson,....................  In Force Premium Bonus Plan ((4))           18,601        31,002        62,005
  Vice President of Regulatory
  Compliance and Secretary
--------------------

     (1) The Membership Fee Plan - Monthly estimated payouts for 2009 are based on the following level of membership fees for each month of 2009 compared to the comparable month of 2008: Threshold 85%; Target 105% and Maximum 115%. Specific revenue targets associated with these levels would be $417 million, $469 million and $504 million, respectively.

     (2) The Membership Fee Plan - Quarterly estimated payouts, after the aircraft reduction, for 2009 are based on the following level of membership fees for each quarter of 2009 compared to the comparable quarter of 2008: Threshold 100%; Target 105% and Maximum 115%. Specific revenue targets associated with these levels would be $417 million, $469 million and $504 million, respectively.
     (3) The PPL Agency Commission estimated payouts for 2009 are based on the following levels of PPL Agency commission income compared to 2008:
          Threshold 75%; Target 100% and Maximum 125%. Specific revenue targets associated with these levels would be $850,000, $1.1 million and $1.4 million, respectively.
     (4) The In-Force Premium Bonus Plan estimated payouts for 2009 are based on the following levels of increases in annual in force premiums at the end of each quarter of 2009 compared to the comparable quarter of the prior year: Threshold 3%; Target 5% and Maximum 10%. There are no payments made under this Plan unless the annual in force premium at the end of each quarter of 2009 is more than 2% above the annual in force premium as of the end of the comparable quarter of 2008. Specific revenue targets associated with these levels would be $451 million, $465 million and $474 million, respectively.
     (5) The Personal Commission estimated payouts for 2009 are based on the following levels of personal commissions for 2009 compared to 2008:
          Threshold 85%; Target 105%; Maximum 115%. Since these compensation elements do not directly relate to overall company revenue, no specific revenue targets are applicable.
     (6) The Group Override estimated payouts for 2009 are based on the following levels of group membership fees for 2009 compared to 2008:
          Threshold 85%; Target 105%; Maximum 115%. Since these compensation elements do not directly relate to overall company revenue, no specific revenue targets are applicable.
     (7) The State Override estimated payouts for 2009 are based on the following levels as Texas membership fee revenue for 2009 compared to 2008: Threshold 85%; Target 105%; Maximum 115%. Since these compensation elements do not directly relate to overall company revenue, no specific revenue targets are applicable.
     (8) The Membership Fee Override estimated payouts for 2009 are based on the following levels of membership fees in 2009 compared to 2008:
          Threshold 85%; Target 105%; Maximum 115%. Specific revenue targets associated with these levels would be $417 million, $469 million and $504 million, respectively.

     Stock Options
     There have been no grants of stock options under our Stock Option Plan to any of the named executive officers since May 2002.

     Outstanding Equity Awards
     The following table reflects outstanding stock options held by our executive officers as of December 31, 2008:

                                                           Option Awards
                                     ---------------------------------------------------------
                                         Number of
                                      Securities Underlying
                                       Unexercised Option              Option         Option
                                     ------------------------------   Exercise     Expiration
               Name                  Exercisable     Unexercisable     Price          Date
--------------------------------     -----------     --------------   --------     -----------
Harland C. Stonecipher..........              -            -              N/A           N/A
Steve Williamson (1)............          8,000            -           $19.20      March 1, 2011
Mark Brown......................              -            -              N/A           N/A
Randy Harp (1)..................         30,000            -            19.20      March 1, 2011
Kathleen S. Pinson..............              -            -              N/A           N/A
(1) Option vesting date is May 23, 2005

Option Exercises

     The following table reflects information concerning options exercised by our named executive officers during 2008:

                                              Option Awards
                                    ---------------------------------
                                       Number of            Value
                                    Shares Acquired      Realized on
              Name                    on Exercise          Exercise
------------------------------      -----------------   -------------
Harland C. Stonecipher........                 -        $           -
Steve Williamson..............             2,000               50,380
Mark Brown....................                 -                    -
Randy Harp....................                 -                    -
Kathleen S. Pinson............                 -                    -


     Nonqualified Deferred Compensation
     In 2002, we adopted, as part of our post-employment compensation policy for executive officers and certain managers, an unfunded, nonqualified deferred compensation plan, which permits our executive officers and other key employees to defer receipt of a portion of their annual compensation. Deferred amounts accrue hypothetical returns based on investment options selected by the participant. Deferred amounts are paid in cash based on the value of the investment option and are generally payable following termination of employment in a lump sum or in installments as elected by the participant, but the plan provides for distributions in the event of total disability or death and distributions upon a change in control. The plan also provides a death benefit of $500,000 payable to the beneficiary of each named executive officer participant in the plan if such officer dies before he is entitled to receive the benefits offered pursuant to such plan. Although the plan is unfunded and represents an unsecured liability of ours to the participants, we have purchased variable life insurance policies owned by us to insure the lives of the group of participants and to finance our obligations under the plan.

     A participant in the plan may elect to defer receipt of up to 75% of their base salary and up to 100% of their bonus compensation. Amounts deferred accrue hypothetical returns based upon investment options selected by the participant. These investment options generally include mutual funds representing various asset classes and each executive may change investment elections daily. Earnings (losses) on these mutual funds ranged from 5.1% to (48.4)% during the 12 months ended December 31, 2008. Under the plan, we promise to pay our executives the amounts of their compensation that the executives elected to defer plus the accrued returns. We may, in our sole discretion, make a discretionary make-up matching contribution to the deferral account of each participant in the deferred compensation plan who (1) had elective salary deferrals to the 401(k) plan in the maximum amount permitted under the 401(k) plan for the prior plan year, and (2) deferred an amount to the deferred compensation plan for the prior plan year. The amount of the discretionary make-up matching contribution made to the deferred compensation plan shall be determined to be any amount necessary
(a) to replace any lost benefit due to the participant's participation in the deferred comp plan and (b) to restore any matching contribution that would have been made on behalf of the participant under the 401(k) plan for such plan year but which could not be made because of any reduction in matching contributions under the 401(k) plan attributable to ADP testing limitations on the Participant's elective salary deferrals to the 401(k) Plan. During 2008, we made $32,580 in discretionary make-up matches and amounts attributable to our named executive officers are included in the table below.

     The participants in the plan are entitled to payments from the plan upon the earlier of: (i) reaching the age of 65, or in the case of Mr. Stonecipher, on November 6, 2012, (which was 10 years after adoption of the plan); (ii) disability; (iii) death; (iv) a change in control; or (v) termination of employment. Amounts payable to plan participants are payable in a lump sum or in annual installments (5, 10 or 15) as elected by the executive, although we may, at our discretion, pay the executive the lump sum to which such executive is entitled.

     We consider our nonqualified compensation plan as an important element of compensation payable to our executive officers. Because the plan is voluntary and primarily funded only by participant individual deferrals, we do not take into consideration amounts payable to a participating executive officer under the plan when making compensation decisions regarding such officer. The purpose of the deferred compensation plan is to provide our officers with an additional investment vehicle in which to achieve their long-term investment and other income tax planning goals in recognition of certain limitations on such individuals' participation in our defined contribution plan pursuant to federal income tax rules and regulations applicable to highly compensated individuals. Additionally, the plan was adopted to allow us to address the limitations on executive compensation imposed by Section 162(m) of the Internal Revenue Code.

The following table sets forth activity under the plan in 2008:


                                  Executive         Registrant       Aggregate                         Aggregate
                                Contributions     Contributions     Earnings in      Aggregate        Balance at
                                in Last Fiscal    in Last Fiscal    Last Fiscal     Withdrawals/      Last Fiscal
            Name                   Year (1)          Year (1)         Year(3)      Distributions       Year-End
----------------------------    --------------    --------------    -----------    -------------     -------------
Harland C. Stonecipher......     $   954,691       $    3,364        $  251,017     $     -          $   5,843,094
Steve Williamson............          11,965            1,702           (11,988)          -                 46,716
Mark Brown (2)..............               -                -                 -           -                      -
Randy Harp..................          89,894            5,622          (122,484)          -                302,087
Kathleen S. Pinson..........          15,803            2,199           (12,920)          -                 81,777


     (1) Amounts deferred at the election of the named individuals and discretionary make-up contributions by us pursuant to our nonqualified deferred compensation plan are included in the Summary Compensation Table above.

(2)      Mr. Brown is not eligible to participate in the plan.

     (3) Earnings are based on the hypothetical investment options selected by each participant.

     As of December 31, 2008, we had an aggregate deferred compensation liability of $7.9 million, which is included in other non-current liabilities. At December 31, 2008, the cash value of the underlying insurance policies owned by us was $6.5 million and was included in other assets.

     Defined Contribution Plan
     We offer a tax qualified defined contribution "401K" plan to all of our employees, including our executive officers, to provide a benefit payable to an employee or his heirs upon retirement, total disability, or death. Under the terms of the plan and subject to limitations of federal law, each of our employees can elect to defer a portion of his compensation and direct such deferrals to the investments offered under the plan, generally consisting of mutual funds in various asset classes as well as our common stock. Subject to the terms of the plan, we make discretionary matching cash contributions to the plan on behalf of the participant employees. Participants are immediately vested in their deferred contributions, but our contributions are subject to certain vesting requirements. By permitting employee deferrals to be invested in our common stock, we believe the interests of employees are aligned with the interest of shareholders. The Plan permits employees to diversify their investment in our common stock made with our contributions in accordance with federal law. Executive officers participate in the plan on the same basis as all other employees. Our 2008 contributions to the plan for the account of the named executive officers are included in the Summary Compensation Table set forth above.

     Other Potential Post-Employment Payments
     In addition to the other post-employment payments described above, our Chief Executive Officer is entitled to certain additional compensation under separate contractual arrangements as described below.

     Under the terms of his 1993 employment agreement, Mr. Stonecipher is entitled to a supplemental retirement benefit of $26,000 per year for ten years or until the date of his death, if earlier. In order to receive such payments,

Mr. Stonecipher has agreed to make himself available to render advisory and consulting services to us and not to compete with us.

     In July 1984, we entered into a split dollar life insurance arrangement with Shirley A. Stonecipher, Mr. Stonecipher's wife, whereby we agreed to pay premiums on a life insurance policy covering Mr. Stonecipher. The face amount of the policy is $600,000 and Mrs. Stonecipher is the owner and beneficiary. Mrs. Stonecipher has an agreement with us whereby upon Mr. Stonecipher's death, the proceeds of the policy will be paid to us in an amount sufficient to reimburse premiums paid to date by us in addition to any supplemental retirement payments made pursuant to Mr. Stonecipher's employment contract. The time value of premiums paid pursuant to this agreement are included in Summary Compensation Table set forth above. Our obligation to pay the supplemental retirement benefit described above is subject to the continuation of split dollar life insurance agreement between us and Mrs. Stonecipher. If this agreement is terminated for any reason by either party, our obligation to pay the supplemental retirement benefit also terminates.

     Mr. Stonecipher's employment contract provides that if we terminate his employment for any reason (other than for Mr. Stonecipher's death or disability) or Mr. Stonecipher terminates his employment after a change of control of us (as defined in the agreement) or due to an uncured material breach of the agreement by us, we are required to pay Mr. Stonecipher a lump sum payment equal to the present value, using a 3% discount rate, of the total salary for the remaining term plus the supplemental retirement benefits, which are described in more detail above. If Mr. Stonecipher's employment is terminated by us due to his disability, we are required to pay the full amount of Mr. Stonecipher's salary to him for twelve weeks and 75% of the amount of his salary for the remaining term of the agreement subsequent to the initial twelve weeks. Additionally, if Mr. Stonecipher dies during his employment, we are obligated to pay his estate $5,000 plus the full amount of Mr. Stonecipher's salary for 26 weeks. As described above, Mr. Stonecipher's salary under the employment agreement is $157,755 and the maximum remaining term is one-year since the agreement is annually renewable on a year by year basis.

     Change of Control
     There are no special benefits payable to the named executive officers by reason of a change in control other than such an event entitles the named executive officers who are participants in the deferred compensation plan to commence to receive payments as described under "Nonqualified Deferred Compensation."

Director Compensation
The following table summarizes the compensation of directors in 2008:


                                        Fees Earned
                                        or Paid in        All Other
                Name                     Cash (1)        Compensation
----------------------------------     ------------      ------------
Orland G. Aldridge................       $  44,000        $       -
Martin H. Belsky..................          49,500                -
Peter K. Grunebaum................          57,500                -
John W. Hail......................          35,000                -
Duke R. Ligon (2).................          40,000           50,000
Thomas W. Smith (1)...............               -                -
Harland C. Stonecipher (1)........               -                -

     (1) Our 2008 standard compensation for non-employee directors consisted of a retainer in the amount of $7,500 per quarter in addition to the payment of $1,000 per Board and committee meeting attended. The chairs of the Compensation and Nominating Committees received an additional $1,500 per meeting and the chair of the Audit Committee received an additional $2,500 per meeting. No form of compensation other than cash was provided to any director except as discussed below. Mr. Smith has waived the receipt of any cash compensation in exchange for reimbursement of expenses related to charter aircraft used for travel to and from Board meetings. Such reimbursement paid to third parties was $127,821 for 2008 and does not include any costs related to the use of our aircraft to transport Mr. Smith. Mr. Stonecipher, as an employee of ours, does not receive additional compensation for Board service.

     (2) Mr. Ligon received compensation during 2008 for his services as a member of our Advisory Council. The Advisory Council is currently comprised of four legal professionals with a wide range of experience in law and business, including three former Attorneys General and Mr. Ligon. Each member of the Advisory Council receives $50,000 annually, paid monthly, for his participation.

     As of December 31, 2008, the director listed below held options to purchase shares of common stock which had been granted in prior years:

                                                          Weighted
                                         Number       Average Exercise
              Director                 of Shares           Price            Expiration Date
Peter K. Grunebaum................         4,500            $23.93           March 1, 2009



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS.
          ----------------------------

     The following table sets forth certain information concerning the beneficial ownership of our shares of Common Stock by each person (other than our directors and executive officers) known by us to be the beneficial owner of more than five percent of the issued and outstanding Common Stock. Unless otherwise noted, the information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the SEC or other information provided to us by the beneficial owner as of December 31, 2008, which is the date such beneficial owners were required to report their ownership to the SEC.


                 Security Ownership of Certain Beneficial Owners

                                                                 Beneficial Ownership
                                                                 --------------------
                                                                  Number      Percent
                                                                    of           of
             Name and Address of Beneficial Owner                 Shares       Class
             ------------------------------------                 ---------   -------
Thomas W. Smith (1).........................................      2,621,245     23.9
Scott J. Vassalluzzo (1)....................................      1,629,515     14.8
Steven M. Fischer (1) ......................................      1,544,415     14.1
Prescott Associates (1).....................................      1,014,675      9.2
Renaissance Technologies LLC and James H. Simons((2)).......        817,300      7.4
Robert S. Pitts, Jr. (3)....................................        805,604      7.3
Barclays Global Investors, NA. (4)..........................        615,804      5.6
---------------------

     (1) Messrs. Smith and Vassalluzzo have the sole power to vote or to direct the vote of 823,930 and 9,000 shares of Common Stock, respectively, and to dispose or to direct the disposition of 1,011,830 and 20,100 shares of Common Stock, respectively. Mr. Fischer has the sole power to vote or to direct the vote and to dispose or direct the disposition of no shares. Idoya Partners and Prescott Associates have the sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 488,434 and 1,014,675 shares of Common Stock, respectively. Of the 2,024,845 shares of Common Stock owned by the Managed Accounts, Messrs. Smith, Vassalluzzo and Fischer share the power to vote or to direct the vote of and dispose or to direct the disposition of 1,609,415, 1,609,415 and 1,544,415 shares of Common Stock, respectively. Idoya Partners and Prescott Associates do not share the power to vote or to direct the vote and dispose or to direct the disposition of any Common Stock. The address of Smith, Vassalluzzo, Fischer and Prescott is 323 Railroad Avenue, Greenwich CT 06830. Information is as of March 24, 2009.

     (2) Included in the shares of Common Stock indicated as beneficially owned by Renaissance Technologies LLC ("Renaissance") and its controlling person, James H. Simons ("Simons") in Renaissance's capacity as an investment advisor are 817,300 shares as to which they have sole voting power and 817,300 shares as to which they have sole dispositive power. The address of Renaissance and Simons is 800 Third Avenue, New York, NY 10022.

     (3) Included in the shares of Common Stock indicated as beneficially owned by Robert S. Pitts, Jr. ("Pitts") are 699,079 shares beneficially owned by Steadfast Capital Management LP, a Delaware limited partnership (the "Investment Manager"), 106,525 shares beneficially owned by Steadfast Advisors LP, a Delaware limited partnership (the "Managing General Partner"), 106,525 shares beneficially owned by Steadfast Capital, L.P., a Delaware limited partnership ("Steadfast Capital"), 221,411 shares beneficially owned by American Steadfast, L.P., a Delaware limited partnership ("American Steadfast"); 477,668 shares beneficially owned by Steadfast International Ltd., a Cayman Island exempted company (the "Offshore Fund"); 699,079 shares beneficially owned by Steadfast GP LLC, a Delaware limited liability company (the "IM General Partner"); 106,525 shares beneficially owned by Steadfast GP Holdings LLC, a Delaware limited liability company (the "MGP General Partner"). The Investment Manager, the IM General Partner and Mr. Pitts have shared power to vote or direct the vote of 699,079 shares of Common Stock. Steadfast Capital has shared power with the Managing General Partner, the MGP General Partner and Mr. Pitts to vote or direct the vote of the 106,525 shares of Common Stock held by the Steadfast Capital. American Steadfast has shared power with the Investment Manager, the IM General Partner and Mr. Pitts to vote or direct the vote of the 221,411 shares of Common Stock held by American Steadfast. The Offshore Fund has shared power with the Investment Manager, the IM General Partner and Mr. Pitts to vote or direct the vote of the 477,668 shares of Common Stock held by the Offshore Fund. The business address of each of Pitts, the Investment Manger, the Managing General Partner, Steadfast Capital and American Steadfast is 767 Fifth Avenue, 6th Floor, New York, NY 10153. The business address of the Offshore Fund is c/o Appleby Corporate Services (Cayman) Limited, P. O. Box 1350 GT, George Town, Grand Cayman, Cayman Islands.

     (4) Included in the shares of Common Stock indicated as beneficially owned by Barclays Global Investors, NA ("Barclays") are 294,086 shares beneficially owned by Barclays as to which they have sole dispositive power of which they have sole voting power for 257,599 shares. Also included are 316,373 shares beneficially owned by Barclays Global Fund Advisors ("Advisors") as to which they have sole dispositive power of which they have sole voting power for 230,473 shares and 5,345 shares beneficially owned by Barclays Global Investors, Ltd. ("Investors") as to which they have sole dispositive power of which they have sole voting power for 465 shares. The business address of Barclays and Advisors is 400 Howard Street, San Francisco, CA 94105 and the business address for Investors is 1 Royal Mint Court, London, EC3N 4HH.

     The following table sets forth certain information concerning the beneficial ownership of our shares of Common Stock as of March 24, 2009 by (a) each of our directors or nominee for director (b) each of the named executive officers, and (c) all of our directors, nominee and named executive officers as a group.

          Security Ownership of Directors and Named Executive Officers

                                                                               Beneficial Ownership (1)
                                                                               ------------------------
                                                                                Number        Percent
                                                                                  of            of
               Name of Director or Named Executive Officer                      Shares         Class
               -------------------------------------------                     -------------  ---------
Harland C. Stonecipher, One Pre-Paid Way, Ada, Oklahoma 74820...........        897,796 (2)      8.2
Steve Williamson........................................................         11,319 (3)      *
Mark Brown..............................................................          2,152 (4)      *
Randy Harp..............................................................         64,844 (5)      *
Kathleen S. Pinson......................................................         47,979 (6)      *
Orland G. Aldridge......................................................              -          -
Martin H. Belsky........................................................            350          *
Peter K. Grunebaum......................................................          1,400          *
John W. Hail............................................................            512          *
Duke R. Ligon...........................................................              -          -
Thomas W. Smith.........................................................      2,621,245 ((7))   23.9
All directors, nominees and executive officers as a group (11 persons)..      3,647,597 ((8))   33.1
-----------------

* Less than 1%.

     (1) Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The percentage of ownership for each person is calculated in accordance with rules of the SEC without regard to shares of Common Stock issuable upon exercise of outstanding stock options, except that any shares a person is deemed to own by having a right to acquire by exercise of an option are considered outstanding solely for purposes of calculating such person's percentage ownership.

     (2) Included in the shares of Common Stock indicated as beneficially owned by Mr. Stonecipher are 874,877 shares as to which he has shared voting and shared dispositive power with his wife and 22,919 shares owned under the ESOP as to which Mr. Stonecipher has sole voting power, but shared dispositive power.

     (3) Includes 2,947 shares owned under the ESOP as to which Mr. Williamson has sole voting power, but shared dispositive power, 372 shares held in an individual retirement account and 8,000 shares issuable upon exercise of outstanding options.

     (4) Includes 2,152 shares owned under the ESOP as to which Mr. Brown has sole voting power, but shared dispositive power.

     (5) Includes 19,999 shares owned under the ESOP as to which Mr. Harp has sole voting power, but shared dispositive power, and 30,000 shares issuable upon exercise of outstanding options.

     (6) Includes 21,286 shares owned under the ESOP as to which Ms. Pinson has sole voting power, but shared dispositive power. Also, includes 4,672 shares owned under the ESOP by Ms. Pinson's husband, also one of our employees, as to which he has sole voting power, but shared dispositive power. Ms. Pinson disclaims beneficial ownership of shares that are owned by her husband.

     (7)  See "Security Ownership of Certain Beneficial Owners" above.

     (8) Includes 38,000 shares issuable upon exercise of outstanding options and 73,975 shares owned under the ESOP as to which the respective executive officers and directors have sole voting power, but shared dispositive power.

Equity Compensation Plans
     The following table provides information with respect to our equity compensation plans as of December 31, 2008, (other than our tax qualified Employee Stock Ownership Plan designed to provide retirement benefits).

                                                                                            Number of securities
                                                                                           remaining available for
                                          Number of securities                              future issuance under
                                            to be issued upon        Weighted average        equity compensation
                                               exercise of          exerciase price of         plans (excluding
                                          outstanding options,     outstanding options     securities reflected in
             Plan Category                 warrants and rights     warrants and rights          column (a))
--------------------------------------   ----------------------    --------------------    -------------------------
Equity compensation plans approved by
security holders (1)..................            42,500                  $  19.70                1,346,252
Equity compensation plans not approved
by security holders...................                 -                      -                           -
Total.................................            42,500                  $  19.70                1,346,252
-----------

     (1) These stock options have been issued pursuant to our Stock Option Plan which has been approved by security holders. We do not expect to grant any additional options under this plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
----------------------------------------------------------------------
          INDEPENDENCE.
          -------------

     John W. Hail, one of our directors, served as our Executive Vice President, Director and Agency Director from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was our exclusive marketing agent from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and us entered into during the period in which Mr. Hail was one of our executive officers, Mr. Hail receives override commissions from renewals of certain Memberships initially sold by us during such period. During 2008, such override commissions on renewals together with new commission advances totaled $117,000. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with us, including TVC Marketing, Inc., but which were engaged in the marketing of our legal service Memberships and which earn renewal commissions from Memberships previously sold. These entities earned renewal commissions of $491,000 during 2008 of which $257,000 was passed through as commissions to their sales agents. We expect these arrangements will continue in 2009 and thereafter.

     Our new office building contains two apartments, one for use by certain of our visitors and one for use by Mr. Stonecipher and his wife, for his convenience as well as to entertain visitors using the visitor apartment. The full Board, with Mr. Stonecipher abstaining, has approved the arrangements for the use of this apartment which require Mr. Stonecipher to pay rent to us at a rate of $1,000 per month, which exceeds the estimated fair market rental value based on an outside appraisal. Additionally, the full Board, with the exception of Mr. Stonecipher, has approved that Shirley Stonecipher, Mr. Stonecipher's wife, can continue to rent and use the apartment subsequent to Mr. Stonecipher's death.

     As part of the share repurchase program authorized by our Board of Directors, we may from time to time make such purchases from related parties. The table below reflects all such transactions in excess of $120,000 since January 1, 2008:

                  Treasury share purchases from Related Parties
-----------------------------------------------------------------------------------------------------------------------
  Transaction      No. of              Transaction                         Acquired
     Date          shares     Price      Amount       Basis of Price         From                Relationship
-------------     -------     -------- ----------   -----------------   ------------    -------------------------------
   8/25/2008       6,500      $  44.39 $  288,535     Prior day close     Randy Harp    Chief Operating Officer (Note
                                                                                        1)
   12/8/2008      150,000        35.08  5,262,000    Negotiated below   Idoya Partners  Partnership jointly managed by
                                                       closing price                    Director Thomas W. Smith and
                                                                                        others (Note 2)
   1/30/2009      200,000        33.57  6,714,000    Negotiated below   Idoya Partners  Partnership jointly managed by
                                                       closing price                    Director Thomas W. Smith and
                                                                                        others (Note 2)


Note (1) - transaction was approved in writing by our Audit Committee.
Note (2) - transaction was pursuant to a letter agreement executed by Idoya Partners and our CEO.

     We require that any situation, transaction or relationship that gives rise to an actual or potential conflict of interest for our executive officers must be disclosed to the Board in writing. We may permit the conflicted transaction only if full disclosure is made and our interests are fully protected. We consider conflicted transactions to consist of any transaction in which the executive (1) causes us to engage in business transactions with relatives or friends or companies controlled or owned by our executives; (2) uses nonpublic information for personal gain by the executive, his relatives or his friends (including securities transactions based on such information); (3) has more than a nominal financial interest any entity with which we do business or compete;
(4) receives a loan, or guarantee of obligations, from us or a third party as a result of his position with us; (5) competes, or prepares to compete, with us while still employed by us; or (6) has a financial interest or potential for gain in any transaction with us (other than compensation arrangements we have approved).

     The preceding policy and examples of conflicted transactions are provided in our written Code of Business Conduct and Ethics and is available on our website at www.prepaidlegal.com.

     Corporate Governance Matters
     The Board of Directors uses the independence standards under the New York Stock Exchange ("NYSE") corporate governance rules for determining whether directors are independent. The Board additionally follows the rules of the Securities and Exchange Commission ("SEC") in determining independence for audit committee members. The Board has determined that Messrs. Aldridge, Belsky, Grunebaum, Ligon and Smith are independent under these NYSE and SEC rules for purposes of service on the Board and on the nominating, compensation and audit committees (except for Mr. Smith as to the audit committee due to his potential status as an affiliate due to his level of ownership). Members of each committee are elected annually by the Board and serve for one-year terms or until their successors are elected and qualified.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.
-------------------------------------------------

Audit and Other Fees
     Grant Thornton served as our independent registered public accounting firm during 2008 and 2007. The aggregate fees billed by Grant Thornton for 2008 and 2007 for various services are set forth below:

                                          2008          2007
                                          ----          ----
Audit Fees........................     $ 430,630     $ 469,740
Audit Related Fees................        21,000        21,750
Tax Fees..........................             -             -
All Other Fees....................             -             -

     Fees for audit services include fees associated with the annual audit of us and our subsidiaries (including audit fees related to Section 404 of the Sarbanes-Oxley Act), the review of our quarterly reports on Form 10-Q and required statutory audits. Audit-related fees principally include audits in connection with our employee benefit plans, due diligence and accounting consultations. Tax fees include tax compliance, tax advice and tax planning related to Federal, state and international tax matters.

     The Audit Committee has considered whether the provision of non-audit services by Grant Thornton is compatible with maintaining auditor independence and adopted in 2003 a policy that requires pre-approval of all audit and non-audit services. Such policy requires the Committee to approve services and fees in advance and requires documentation regarding the specific services to be performed. All 2008 audit and non-audit services fees were approved in advance in accordance with the Committee's policies.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
--------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1) Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 44 of this report.

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

                                          PRE-PAID LEGAL SERVICES, INC.

Date: December 17, 2009            By:    /s/ Randy Harp
                                        ----------------------------------------
                                        Randy Harp
                                        Chief Operating Officer

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

**10.23         Share  Repurchase  Letter  agreement  between Pre-Paid Legal Services, Inc. and Idoya Partners dated
                December 8, 2008

**10.24         Share  Repurchase  Letter  agreement  between Pre-Paid Legal Services, Inc. and Idoya Partners dated
                January 30, 2009.

  21.1          List of Subsidiaries of the Company

**23.1          Consent of Grant Thornton LLP

**31.1          Certification of Harland C. Stonecipher,  Chairman, Chief Executive Officer and President,  Pursuant
                to Rule 13a-14(a) under the Securities Exchange Act of 1934

**31.2          Certification of Steve Williamson,  Chief Financial  Officer,  Pursuant to Rule 13a-14(a)  under the
                Securities Exchange Act of 1934

**32.1          Certification of Harland C. Stonecipher,  Chairman, Chief Executive Officer and President,  Pursuant
                to 18 U.S.C. Section 1350

**32.2          Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

  99.1          Financial Statements of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan
--------------------
*Constitues a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
**Filed herewith.  All other exhibits have been previously filed.