Form 10-K
period 2009-12-31
PRE PAID LEGAL SERVICES INC
filed 2010-02-25
CIK 311657

====================================================================================================================================
                                                        UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION
                                                      Washington, D.C. 20549
(Mark One)                                                   FORM 10-K
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                            For the fiscal year ended December 31, 2009
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________

Commission File Number: 1-9293

                                                   PRE-PAID LEGAL SERVICES, INC.
                                        (Exact name of registrant as specified in its charter)

                            Oklahoma                                                            73-1016728
 (State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

                        One Pre-Paid Way
                          Ada, Oklahoma                                                            74820
            (Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number including area code:  (580) 436-1234

Securities registered pursuant to Section 12(b) of the Exchange Act:
                       Title of each class                                      Name of each exchange on which registered
                       -------------------                                      -----------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such
reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes |X| No | |

Indicate by check  mark  whether  the  registrant has submitted  electronically  and posted on its corporate Web site, if any, every
Interactive  Data File required to be submitted  and posted  pursuant to Rule 405 of  Regulation  S-T during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files). Yes | | No [ ]

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

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes | | No |X|

State the aggregate market value  of  the  voting  and non-voting common equity held by non-affiliates  computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common  equity,  as of the last business day of the registrant's most recently  completed second fiscal quarter. As of June 30, 2009: $320,034,000

Indicate the number of shares outstanding of each of the registrant's classes of  common  stock, as of the latest  practicable date:
As of February 12, 2010, there were 10,045,068 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions  of our  definitive  proxy  statement  for our 2010  annual  meeting of shareholders are incorporated into Part III of this
Form 10-K by reference.
====================================================================================================================================


                                                     PRE-PAID LEGAL SERVICES, INC.
                                                               FORM 10-K
                                                For the Year Ended December 31, 2009
                                                           TABLE OF CONTENTS
PART I                                                                                                               Page
------                                                                                                               ----
ITEM 1.          BUSINESS
                     General.......................................................................................     1
                     Industry Overview.............................................................................     1
                     Description of Memberships....................................................................     2
                     Specialty Legal Service Plans.................................................................     5
                     Provider Law Firms............................................................................     6
                     Identity Theft Shield Provider................................................................     9
                     Marketing.....................................................................................    10
                     Operations....................................................................................    13
                     Quality Control...............................................................................    13
                     Competition...................................................................................    14
                     Regulation....................................................................................    14
                     Employees.....................................................................................    16
                     Foreign Operations............................................................................    16
                     Availability of Information...................................................................    16
ITEM 1A.         RISK FACTORS......................................................................................    16
ITEM 1B.         UNRESOLVED STAFF COMMENTS.........................................................................    19
ITEM 2.          PROPERTIES........................................................................................    19
ITEM 3.          LEGAL PROCEEDINGS.................................................................................    20
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................    21
PART II
ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES
                     Market Price of and Dividends on the Common Stock.............................................    21
                     Recent Sales of Unregistered Securities.......................................................    22
                     Issuer Purchases of Equity Securities.........................................................    22
                     Shareholder Return Performance Graph..........................................................    23
ITEM 6.          SELECTED FINANCIAL DATA...........................................................................    24
ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Overview of our Financial Model...............................................................    25
                     Critical Accounting Policies..................................................................    26
                     Other General Matters.........................................................................    31
                     Measures of Member Retention..................................................................    32
                     Results of Operations
                         Comparison of 2009 to 2008................................................................    35
                         Comparison of 2008 to 2007................................................................    36
                     Liquidity and Capital Resources...............................................................    37
                     Forward Looking Statements....................................................................    40
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................    40
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................    42
ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............    69

ITEM 9A.         CONTROLS AND PROCEDURES...........................................................................    69
ITEM 9B.         OTHER INFORMATION.................................................................................    69
PART III         (Information required by Part III is incorporated by reference from our definitive proxy
--------
                 statement for our 2010 annual meeting of shareholders.)
PART IV
ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES...........................................................    70
SIGNATURES......................................................................................................       71

                          PRE-PAID LEGAL SERVICES, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2009

                                     PART I

ITEM 1.  BUSINESS.
------------------

General

     We were one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. Our predecessor commenced business in 1972 and began offering legal expense reimbursement services as a "motor service club" under Oklahoma law. In 1976, we were formed and acquired our predecessor in a stock exchange. We began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979, we implemented a legal expense benefit that provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. Our life events legal plans (referred to as "Memberships") currently provide for a variety of legal services. In most states and provinces, standard plan benefits include preventive legal services, motor vehicle legal defense services, trial defense services, IRS audit services and a 25% discount off legal services not specifically covered by the Membership for an average monthly Membership fee of approximately $21. Additionally, in approximately 47 states and 4 Canadian provinces, the Legal Shield rider can be added to the standard plan for only $1 per month and provides members with 24-hour access to a toll-free number for attorney assistance if the member is arrested or detained. We also offer our Identity Theft Shield ("IDT") to new and existing members at $9.95 per month if added to a legal service Membership ("add-on IDT") or IDT may be purchased separately for $12.95 per month ("stand-alone IDT"). The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services.

     Life events legal plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province and IDT plan benefits are provided by Kroll Background America, Inc., a subsidiary of Kroll Inc. ("Kroll"). Members have direct, toll-free access to Kroll or their provider law firm rather than having to call for a referral. At December 31, 2009, we had 1,547,585 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of such Memberships were in 29 states and provinces.

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

     "Public Perceptions of Lawyers: Consumer Research Findings, April 2002" prepared on behalf of the American Bar Association concluded nearly seven in ten households had some occasion during the past year that might have led them to hire a lawyer. This report further suggested, "for the consumer, legal services are among the most difficult services to buy. The prospect of doing so is rife with uncertainty and potential risk," and further concluded, "the challenge (and opportunity) for the legal profession is to make lawyers more accessible and less threatening to consumers who might need them."

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

     According to the latest estimates of the census bureaus of the United States and Canada, the two geographic areas in which we operate, the number of households in the combined area exceeds 141 million. Since we have always disclosed our members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never-married children living at home up to age 21 or up to age 23 if the children are full time college students, we believe that our market share should be viewed as a percentage of households. Historically, we have described and suggested to our independent sales associates that their primary market focus should be the "middle" eighty percent of such households rather than the upper and lower ten percent segments based on our belief that the upper ten percent may already have access to legal services and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined "middle" market of approximately 113 million households, we currently have an approximate 1.3% share of the estimated market based on our existing 1.5 million active Memberships and, over the last 30 years, an additional 6% of households have previously purchased, but no longer own, Memberships. We routinely remarket to previous members and reinstated approximately 95,000, 82,000 and 83,000 Memberships during 2009, 2008 and 2007, respectively.

Description of Memberships

     The Memberships we sell generally allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by us to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk since we know the percentage of Membership fees that will be paid to the benefit providers to deliver the Membership benefits and the timing of such payments. At December 31, 2009, Memberships subject to the capitated provider law firm arrangement comprised more than 99% of our active Memberships. The remaining Memberships, less than 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer ("open panel") to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and our referral attorney network described below is utilized.

     Membership benefits utilization
     During 2009, our provider law firms processed more than 2.3 million requests for service, an average of 1.6 per Member. A request for service represents a member's request for assistance on a specific legal matter. These requests usually include multiple telephone consultation(s) and often include document review(s), letter(s) written or telephone call(s) made to third parties on the members' behalf, preparation of last will(s) and testament(s) and other legal assistance as described below. Although not all of our provider law firms maintain specific records of how often the legal engagement leads to additional fees being paid by members to the provider law firm, provider law firms representing approximately 99% of our Membership base reported that on average, approximately 1% of these requests for service resulted in additional fees being paid by the member to the provider law firm.

     Family Legal Plan
     The Family Legal Plan we currently market in most jurisdictions consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for approximately 92% of our Membership fees (including the add-on identity theft shield benefit, 72% and 75%, respectively, excluding such add-ons) in 2009 and 2008. In addition to the Family Legal Plan, we market other specialized legal services products specifically related to employment in certain professions described below.

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

     Preventive Legal Services. These benefits generally offer unlimited toll-free access to a member's provider law firm for advice and consultation on any legal matter. These benefits also include letters and phone calls on the member's behalf, review of personal contracts and documents, each up to 10 pages in length, last will and testament preparation for the member and annual will reviews at no additional cost. In almost every case, additional wills for spouse and other covered members may be prepared at a cost of $20 or less.

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

     In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the Membership increasing 5 additional hours each Membership year to the maximum limit of 35 hours in the fifth Membership year and increases total pre-trial and trial defense hours available pursuant to the expanded Membership to 75 hours during the first Membership year to 335 hours in the fifth Membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the Membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth Membership year. There were approximately 479,000 subscribers of this benefit at December 31, 2009 compared to 487,000 at December 31, 2008.

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

     Legal Shield Benefit
     In 47 states and four Canadian provinces, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. The Legal Shield benefit was introduced in 1999. There were approximately 1,110,000 Legal Shield subscribers at December 31, 2009 compared to approximately 1,091,000 at December 31, 2008.

     Identity Theft Shield Benefit
     Through a joint marketing agreement with Kroll Background America Inc., a subsidiary of Kroll Inc., our independent sales associates market Kroll's identity theft benefits in 50 states and four Canadian provinces. By adding the Identity Theft Shield to their existing family Membership, members have toll free access to the identity theft specialists at Kroll. This benefit can be added to a legal service Membership for $9.95 per month or purchased separately for $12.95 per month. The identity theft related benefits include a credit report provided through Experian and related instructional guide, a credit score calculated by an independent scoring service and related instructional guide, credit report monitoring through Experian with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services.. Beginning in the first quarter of 2009, our Identity Theft membership were offered as an on-line service where new members can authenticate their membership by logging on to the Internet and get an immediate credit report delivered via the web making the method of requesting and receiving the credit report more streamlined and efficient. There were approximately 804,000 and 771,000 subscribers at December 31, 2009 and 2008, respectively, comprised of 711,000 and 681,000 subscribers at $9.95 per month and 93,000 and 90,000 subscribers at $12.95 per month.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. We began operations in Ontario and British Columbia during 1999 and Alberta and Manitoba in 2001. Benefits of the Canadian plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2009 were approximately $7.9 million (including foreign currency translation adjustments) in U.S. dollars compared to $8.2 million collected in 2008 and $7.6 million collected in 2007.

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

     Business Owners' Legal Solutions Plan
     The Business Owners' Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides for-profit small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $69 to $150 ($175 in Canada) depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 45 states and three Canadian provinces and represented approximately 5.2%, 5.4% and 5.3% of our Membership fees during 2009, 2008 and 2007, respectively.

     Commercial Driver Legal Plan
     The Commercial Driver Legal Plan is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. This plan provides coverage by a provider law firm for persons who drive a commercial vehicle. This legal service plan is currently offered in 44 states. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During 2009, this plan accounted for approximately 0.7% of Membership fees compared to approximately .8% and .9% of Membership fees during 2008 and 2007. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Plans underwritten by us are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 38 states and three Canadian provinces and represented approximately 1.9% of our Membership fees during 2009 compared to approximately 1.9% and 1.8% during 2008 and 2007.

     Comprehensive Group Legal Services Plan
     In late 1999, we introduced the Comprehensive Group plan, designed for the large group employee benefit market. This plan, available in 36 states, provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. Although sales of this plan during the last three years (2,735 Memberships, 2,599 Memberships and 2,735 Memberships during 2009, 2008 and 2007, respectively) are not significant compared to our total Membership sales, we still believe this plan improves our competitive position in the large group market. We continue to emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle.

     Other than additional benefits such as the Legal Shield and Identity Theft Shield benefits described above, the basic structure and design of the Membership benefits has not significantly changed over the last several years. The consistency in plan design and delivery provides us consistent, accurate data about plan utilization that enables us to manage our benefit costs through the capitated payment structure to provider firms. We frequently evaluate and consider other plan benefits that may include other services complimentary to the basic legal service plan.

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

     All of our provider law firms, representing more than 99% of our legal service members, are connected to us via high-speed digital links to our management information systems, thereby providing real-time monitoring capability. This online connection offers the provider law firm access to specially designed software developed by us for administration of legal services by the firm. These systems provide statistical reports of each law firm's activity and performance and allow virtually all of the members served by provider law firms to be monitored on a near real-time basis. The few provider law firms that are not online with us typically have a small Membership base and must provide various weekly reports to us to assist in monitoring the firm's service level. The combination of the online statistical reporting and weekly service reports for smaller provider law firms allows quality control monitoring of over 15 separate service delivery benchmarks. In addition, we regularly conduct extensive random surveys of members who have used the legal services of a provider law firm. We survey members in each state every 60 days, compile the results of such surveys and provide the provider law firms with copies of each survey and the overall summary of the results. If a member indicates on a survey the service did not meet their expectation, the member is contacted as soon as possible to resolve the issue.

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

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit us to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a minimum amount of malpractice insurance on each of its attorneys, in an amount not less than $100,000, (d) preclude us from interference with the lawyer-client relationship, (e) provide for periodic review of services provided, (f) provide for protection of our proprietary information and (g) require the firm to indemnify us against liabilities resulting from legal services rendered by the firm. We are precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, we enroll a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without our approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the open panel Membership. As of December 31, 2009, provider law firms averaged approximately 48 employees each and on average are relatively evenly split between support staff and lawyers.

     The following table reflects the composition of our provider law firm network by state/province, together with each firm's Memberships and attorneys as of December 31, 2009 and year 2009 requests for service by state/province. As reflected in the table below, the average number of requests for service per member during 2009 was 1.6.


                                                                                              Memberships    Requests
State/Province                        Provider Firm                  Memberships   Attorney   per attorney  for  Service
--------------      ---------------------------------------------    -----------   --------   ------------  -------------
Alabama             The Anderson Law Firm, LLC                           18,264          8       2,283         22,074
Alaska              No designated provider law firm - services
                    provided by referral attorneys                            -          -           -              -
Alberta             Nickerson, Roberts, Holinski & Mercer                 4,042         10         404          3,658
Arizona             Davis Miles, PLLC                                    43,408         55         789         90,244
Arkansas            Lisle Rutledge, P.A.                                 13,690          8       1,711         20,088
British Columbia    Watson, Goepel & Maledy                               4,447         35         127          8,143
California          Parker Stanbury                                     220,610         66       3,343        433,255
Colorado            Riggs, Abney, Neal, Turpen, Orbison & Lewis          35,468         31       1,144         52,039
Connecticut         Willinger, Willinger & Bucci, P.C.                    8,482         13         652         13,357
Delaware            Mattleman, Weinroth & Miller                          4,631          6         772          7,038
Florida             DeBeaubien, Knight, Simmons, Mantzaris & Neal        54,476         46       1,184         94,205
Florida             Glantz & Glantz                                      41,488         32       1,297         89,568
Georgia             Deming, Parker, Hoffman, Campbell & Daly             59,593         56       1,064        112,725
Hawaii              Bervar & Jones                                       12,416         10       1,242         21,111
Idaho               The Huntley Law Firm, PLLC                            8,648         12         721         12,013
Illinois            Evans, Loewenstein, Shimanovsky & Moscardini,        42,454         22       1,930         81,153
                    Ltd.
Indiana             O'Koon Hintermeister, PLLC                           23,321         15       1,555         38,087
Iowa                McEnroe, Gotsdiner, Brewer, Steinbach &                              6         927          4,837
                    Henrichsen, P.C.                                      5,563
Kansas              Riling, Burkhead & Nitcher                           13,989         13       1,076         16,177
Kentucky            O'Koon Hintermeister, PLLC                            9,154          5       1,831         12,467
Louisiana           Provosty, Sadler, deLaunay, Fiorenza & Sobel         22,443         20       1,122         22,692
Maine               Robinson, Kriger & McCallum                           4,033         14         288          5,308
Manitoba            Tapper Cuddy                                          1,540         23          67          1,240
Maryland/D.C.       Weinstock, Friedman & Friedman, P.A.                 41,671         38       1,097         66,509
Massachusetts       Framme Law Firm                                       3,139          2       1,570          5,646
Michigan            Powers, Chapman, DeAgostino, Meyers & Milia          43,310         21       2,062         77,907
Minnesota           Wagner, Falconer & Judd, LTD                         18,934         23         823         31,507
Mississippi         Nixon, Ray & Framme, PLLC                             9,789          3       3,263         13,212
Missouri            Dubail Judge                                         24,330         21       1,159         31,598
Montana             Rimel & Mrkich, PLLP                                  4,596          2       2,298          4,226
N. Carolina         Merritt, Flebotte, Wilson, Webb & Caruso             57,666         27       2,136         87,467
N. Dakota           Wagner, Falconer & Judd, LTD                            301          3         100            196
Nebraska            Morrow, Poppe, Watermeier & Lonowski, P.C.            2,480          8         310          3,398
Nevada              Dempsey, Roberts & Smith                             17,848         15       1,190         38,104
New Hampshire       Framme Law Firm                                       3,223          2       1,612          5,428
New Jersey          Mattleman, Weinroth & Miller                         31,399         19       1,653         40,129
New Mexico          Davis Miles, PLLC                                    18,926          9       2,103         26,215
New York            Feldman,  Kramer & Monaco, P.C.                      48,564         49         991         74,443
Ohio                Maguire & Schneider, LLP                             41,808         26       1,608         67,108
Oklahoma            Riggs, Abney, Neal, Turpen, Orbison & Lewis          41,302        108         382         40,417
Ontario             Mills & Mills                                        17,800         24         742         27,500
Oregon              Kivel & Howard, LLP                                  22,915         13       1,763         36,037
Pennsylvania        Welch, Gold & Siegel, P.C.                           33,939         22       1,543         50,763
Rhode Island        Framme Law Firm                                       1,201          1       1,201          1,493
S. Carolina         Merritt, Flebotte, Wilson, Webb & Caruso             20,921         16       1,308         32,211
S. Dakota           Demersseman Jensen                                    2,321          6         387          1,633
Tennessee           Merritt, Flebotte, Wilson, Webb & Caruso             23,775          8       2,972         31,883
Texas               Ross & Matthews, P.C.                               137,442         97       1,417        181,754
Utah                Smart, Schofield, Shorter & Lunceford                14,908         12       1,242         23,577
Vermont             Framme Law Firm                                         487          2         244            625
Virginia            Framme Law Firm                                      37,898         21       1,805         52,854
W. Virginia         Caldwell & Riffee                                     4,044          5         809          2,854
Washington          Lombino - Martino, PS                                43,403         27       1,608         80,698
Wisconsin           Wagner, Falconer & Judd, LTD                         11,930         10       1,193         23,103
Wyoming             Smart, Schofield, Shorter & Lunceford                 1,881          2         941          1,089
                                                                     -----------  --------   ------------ -------------
                    Total Closed Panel Memberships                    1,436,311      1,148       1,279Avg.  2,323,063
                                                                                  --------   ------------ -------------
                    "Stand-alone" IDT Memberships                        92,924
                    Open Panel Memberships                               10,110
                    Commercial Driver Legal Plan Memberships              8,240
                                                                     -----------
                    Total Memberships                                 1,547,585
                                                                     -----------

     We have had occasional disputes with provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the provider law firms are owned by us so that in the event of a termination, the members' calls can be rerouted very quickly. Nonetheless, we believe that our relations with provider law firms are generally very good. At the end of 2009, we had provider law firms representing 49 states and four provinces, compared to 47 states and four provinces at the end of 2008 and 2007. During the last three calendar years, our relationships with a total of three provider law firms were terminated by the provider law firm or us. As of December 31, 2009, 30 provider law firms have been under contract with us for more than eight years with the average tenure of all provider law firms being in excess of 12 years.

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

     Referrals are made on a case-by-case basis, depending on the specific legal matter and the applicable benefits. The majority of referrals are based on geography of where the member lives, in conjunction with the legal venue and/or the location of the court. Occasionally a member is referred because of expertise that is required on a particular issue.

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

Marketing

     Multi-Level Marketing
     We market Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold. No commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, eight others at December 31, 2009, 2008 and
2007) who are in the line of associates who directly or indirectly recruited the selling associate. We provide training materials, organize area-training meetings and designate personnel at the home office specially trained to answer questions and inquiries from associates. We offer various communication avenues to our sales associates to keep such associates informed of any changes in the marketing of our Memberships. The primary communication vehicles we utilize to keep our sales associates informed include extensive use of conference calls and e-mail, an interactive voice-mail service, The Connection monthly magazine, an interactive voice response system and our website, prepaidlegal.com.

     Multi-level marketing is primarily used for marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective members and has the potential of attracting a large number of sales personnel within a short period of time. Our marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 73% of our Memberships in force at December 31, 2009, compared to 74% at December 31, 2008 and 75% at December 31, 2007. Although other means of payment are available, approximately 71% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     Group marketing
     Our marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit our sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what we perceive to be a growing interest among employers in the value of providing legal and identity theft service plans to their employees. Memberships sold through employee groups constituted approximately 27% of total Memberships in force at December 31, 2009, compared to 26% and 25% at December 31, 2008 and 2007, respectively. Most employee group Memberships are sold to school systems, governmental entities and businesses. We emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle. No group accounted for more than 1% of our consolidated revenues from Memberships during 2009, 2008 or 2007. Substantially all group Memberships are paid on a monthly basis. We are active in legislative lobbying efforts to enhance our ability to market to public employee groups and to encourage Congress to reenact legislation to permit legal service plans to qualify for pre-tax payments under tax qualified employee cafeteria plans.

     Affirmative Defense Response System
     We developed the Affirmative Defense Response System ("ADRS") to provide businesses and their employees a way to minimize their risk in regard to identity theft by encouraging businesses to take proactive measures to protect non-public information. Once our sales associates meet the program requirements and have been through the required training, they can begin to offer businesses template forms they can work from to begin their security program. We encourage businesses to host mandatory employee meetings and training sessions on identity theft and privacy compliance including reviewing the employer's privacy policy with employees. At such meetings, our associates will provide the employees of the business an opportunity to purchase our legal service and identity theft plans. Since our Identity Theft Shield provides identity restoration benefits and our legal plans provide help on related issues, we believe the majority of the time in restoring an employee's identity is covered by our plan and therefore is not done on company time or at company expense. We believe our suite of services including our legal plan, the Legal Shield and the Identity Theft Shield provide employees assistance in every phase of identity theft - before, during and after the crime occurs. We developed ADRS to enhance our group marketing efforts and we intend to continue to utilize this program in 2010.

     General
     Sales associates are generally engaged as independent contractors, are provided with training materials and are given the opportunity to participate in our training programs. Sales associates are required to complete a specified training program prior to marketing our Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by us prior to use. At December 31, 2009, we had 477,208 "vested" sales associates compared to 425,018 and 442,361 "vested" sales associates at December 31, 2008 and 2007, respectively. A sales associate is considered to be "vested" if he or she has met our vesting requirements. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. In order to meet the vesting requirements and be eligible to receive commissions, sales associates must have an active Associate Agreement. In order to keep an active Agreement; sales associates must (1) maintain an active personal legal services membership or (2) make three personal membership sales per calendar quarter. If a sales associate fails to do either, his or her Associate Agreement will be placed in a pre-cancel status for one quarter ("quarterly vesting probationary period"). During this period, the Associate must either (1) reinstate their personal legal services membership or (2) make six personal membership sales. If these requirements are not met, the Associate will go into a dropped status at the end of the probationary period. Upon the date the Associate Agreement is dropped, the Associate loses all down line, level, counters and qualifications and forfeits any pending advanced commission, earnings and bonuses.

     During 2009, we had 95,303 sales associates who personally sold at least one Membership, of which 56,736 (59%) made first time sales. During 2008 and 2007 we had 81,731 and 90,123 sales associates producing at least one Membership sale, respectively, of which 43,674 (53%) and 49,117 (55%), respectively, made first time sales. During 2009, we had 7,448 sales associates who personally sold more than ten Memberships compared to 6,996 and 9,047 in 2008 and 2007, respectively. A substantial number of our sales associates market our Memberships on a part-time basis only. For the year 2009, new sales associates enrolled increased 52 to 186,064 with an average enrollment fee of $87 from the 122,255 enrolled in 2007 with an average enrollment fee of $72.

     The following table recaps, on a quarterly basis for the last two fiscal years, total vested sales associates that made new Membership sales and those that did not as well as those that own a Membership and those that do not own a Membership, by their respective levels of sales:

                       Assocs Without A Membership
                       ---------------------------           (3)
                          (1)               (2)         Assocs Selling         (4)
                     Assocs Selling   Assocs Selling        With a         Assocs Not           (5)
     Qtr/Year          3 or more        Less than 3       Membership         Selling        Total Assocs
     -------         --------------   --------------    --------------     ----------       ------------
      Q1/08                93               366              30,174           397,575          428,208
      Q2/08                90               358              30,614           401,289          432,351
      Q3/08                95               402              31,702           392,118          424,317
      Q4/08                98               367              29,177           395,376          425,018
      Q1/09                60               179              22,805           389,135          412,179
      Q2/09                85               227              23,676           377,062          401,050
      Q3/09               158               678              38,615           408,733          448,184
      Q4/09               273             1,012              38,097           437,826          477,208

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

     We hold our International Convention once a year, typically in the spring, and a Leadership Summit, typically in the fall, and routinely host more than 10,000 of our sales associates at these events. These events are intended to provide additional training, corporate updates, new announcements, motivation and associate recognition. Additionally, we offer the Player's Club incentive program providing additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to attend an annual incentive trip by meeting certain qualification requirements and maintaining certain personal retention rates. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve-month period.

     Regional Vice Presidents
     Prior to January 1, 2007, we had a group of approximately 115 employees that served as Regional Vice Presidents ("RVPs") and were responsible for associate activity in given geographic regions and had the ability to appoint independent contractors as Area Coordinators within the RVP's region. Effective January 1, 2007, we dramatically revamped this program by reducing the number of RVPs from approximately 115 to 15; eliminated the employee relationship of the RVPs so that all are independent contractors; significantly increased both the size of their regions and the commission override percentages that can be earned by the RVPs; put in place additional bonus compensation available based on growth in their assigned regions; replaced the previous large number of Area Coordinators with substantially fewer Regional Managers appointed by the RVPs; created commission overrides than can be earned by the Regional Managers in their regions and created a new class of appointees, Certified Meeting Coordinators that are appointed by the Regional Managers. Additionally, we have significantly increased the frequency of communications between the RVPs and us and the frequency and the amount of reporting both from and to, the RVPs. At December 31, 2009, we had 31 RVPs assigned.

     The RVP/Regional Manager/Certified Meeting Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and us. New products, incentives and initiatives will be channeled through the RVPs.

     Pre-Paid Legal Benefits Association
     The PPL Benefits Association ("PPLBA") was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this Association is open to sales associates that reach a certain level within our marketing programs who also maintain an active personal legal services Membership. The PPLBA is a separate association not owned or controlled by us and is governed by an 8 member Board of Directors, including four officer positions. None of the officers or directors of the PPLBA serve in any such capacity with us. The PPLBA employs a Director of Associate Benefits paid by the Association. Affinity programs available to members of the PPLBA include credit cards, long-distance, wireless services, vehicle purchasing services, safety trip plan, mortgage and real estate assistance and a travel club. As determined by its Board of Directors, some of the revenue generated by the PPLBA through commissions from vendors of the benefits and affinity programs or contributed to the Association by us may be used to make open-market purchases of our stock for use in stock bonus awards to Association members based on criteria established from time to time by the Board of Directors of the PPLBA. Since inception and through December 31, 2009, approximately 47,300 shares were purchased by the PPLBA for awards to its members. The PPLBA awarded approximately 1,400, 1,900 and 2,075 shares of stock to Association members representing the 2009, 2008 and 2007 stock bonus awards, respectively.

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

     We have a cooperative marketing agreement with Atlanta-based Primerica Financial Services ("PFS"), a subsidiary of Citigroup, Inc. PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. Although these Memberships were sold by PFS representatives, we have a direct billing and service relationship with the members. The PFS cooperative marketing agreement resulted in approximately 18,000 new Membership sales during 2009 compared to 24,000 and 25,000, respectively for 2008 and 2007.

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

     As of December 31, 2009, the regulatory environment for us and our wholly owned subsidiaries is reflected in the table below. The most significant of these subsidiaries are Pre-Paid Legal Casualty, Inc. ("PPLCI"), Pre-Paid Legal Services, Inc. of Florida ("PPLSIF") and Legal Service Plans of Virginia, Inc. ("LSPV"). Of our total Memberships in force as of December 31, 2009, 36% were written in jurisdictions that subject us or one of our subsidiaries to insurance or specialized legal expense plan regulation (24% written through our subsidiaries). We are actively working with regulators in the various states in which our subsidiaries are regulated as insurance to explore other regulatory alternatives to eliminate some of the agent licensing or financial and marketing regulation that is prevalent in the insurance industry.

                                                                                                          Number of
                                       Regulatory Environment:                                          Jurisdictions
No special regulatory classification and no required licensing for sales associates..................         34
Insurance company classification with required licensing for sales associates........................         12
Insurance company classification but no required licensing for sales associates......................          3
Other (non-insurance company) regulatory classification with required licensing for sales associates.          3
No special regulatory classification but required licensing for sales associates.....................          1
Required reporting to insurance department but no licensing of sales associates......................          1
No legal plan offered - only Identity Theft Shield available for sale................................          1
                                                                                                        -------------
Total jurisdictions (50 states, District of Columbia and 4 Canadian provinces).......................         55
                                                                                                        -------------


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

     PPLCI serves as the operating company in most states where Memberships are determined to be an insurance product. PPLCI is organized as a casualty insurance company under Oklahoma law and as such is subject to regulation and oversight by various state insurance agencies where it conducts business. These agencies regulate PPLCI's forms, rates, trade practices, allowable investments and licensing of agents and sales associates. These agencies also prescribe various reports, require regular evaluations by regulatory authorities, and set forth-minimum capital and reserve requirements. Our insurance subsidiaries are routinely evaluated and examined by representatives from the various regulatory authorities in the normal course of business. Such examinations have not and are not expected to adversely affect our operations or financial condition in any material way. We believe that all of our subsidiaries meet any required capital and reserve requirements. Dividends paid by PPLCI are restricted under Oklahoma law to available surplus funds derived from realized net profits.

     We are required to register and file reports with the Oklahoma Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and us or any other subsidiary must be at arm's-length with consideration for the adequacy of PPLCI's surplus, and may require prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI to us requires approval of the Oklahoma Insurance Commissioner. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. During 2009, PPLCI declared and after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $6.7 million compared to the $14.9 million and $7.4 million paid to us during 2008 and 2007, respectively. Any change in our control, defined as acquisition by any method of more than 10% of our outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI operates provide for comparable registration and regulation of us.

     Certain states have enacted special licensing or regulatory requirements designed to apply only to companies offering legal service products. These states most often follow regulations similar to those regulating casualty insurance providers. Thus, the operating company may be expected to comply with specific minimum capitalization and unimpaired surplus requirements; seek approval of forms, Memberships and marketing materials; adhere to required levels of claims reserves, and seek approval of premium rates and agent licensing. These laws may also restrict the amount of dividends paid to us by such subsidiaries. PPLSIF is subject to restrictions of this type under the laws of the State of Florida, including restrictions with respect to payment of dividends to us. At January 1, 2010, none of PPLCI, PPLSIF or LSPV had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. LSPV declared and paid us a $1.8 million dividend during 2009 compared to $4.1 million during 2008 and $1.6 million during 2007.

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

Employees

     At December 31, 2009, we employed 719 individuals, exclusive of independent agents and sales associates who are not employees. None of our employees are represented by a union. We consider our employee relations generally to be very good.

Foreign Operations

     We have operations in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $8.7 million in U.S. dollars during 2009 compared to $8.7 million and $7.9 million in 2008 and 2007, respectively. In addition, we incur expenses in Canada in relation to these revenues. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded positive foreign currency translation adjustments of $1.5 million during 2009 and have a cumulative positive foreign currency translation adjustment balance of $1.1 million at December 31, 2009. These amounts are subject to dramatic change in conjunction with the relative values of the Canadian and U.S. dollars.

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

     We may not be able to grow  Memberships and revenues at the same rate as we
     ---------------------------------------------------------------------------
have historically experienced.
------------------------------
     Our year end active Memberships decreased 0.7% from December 31, 2008 to December 31, 2009, decreased 1.1% during 2008 and increased 2.4% during 2007. Changes in net income for the same three years were (8%), 18% and (1%), respectively. In years prior to 2004, we were able to grow Memberships more significantly. Our ability to grow Memberships and revenues is substantially dependent upon our ability to expand or enhance the productivity of our sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that we will be able to achieve increases in Membership and revenue growth comparable to our historical growth rates.

     We are dependent upon the continued  active  participation of our principal
     ---------------------------------------------------------------------------
executive officer.
-----------------
     Our success depends substantially on the continued active participation of our principal executive officer, Harland C. Stonecipher. Although our management includes other individuals with significant experience in our business, the loss of the services of Mr. Stonecipher could have a material adverse effect on our financial condition and results of operations.

     There is litigation  pending that may have a material  adverse effect on us
     ---------------------------------------------------------------------------
if adversely determined.
------------------------
     See "Item 3. Legal Proceedings." Any of the legal proceedings  described in
Item 3 could have a material adverse effect on our financial condition and results of operations.

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

     During a downturn in the economy, consumer purchases of discretionary items
     ---------------------------------------------------------------------------
may be  affected,  which  could  materially  harm our  sales,  retention  rates,
--------------------------------------------------------------------------------
profitability and financial condition.
--------------------------------------
     Although we believe our products and services can greatly assist our members during these challenging economic times, consumer spending is generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and such decline may impact sales and retention of our products should potential members have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

     We are in a regulated industry and regulations could have an adverse effect
     ---------------------------------------------------------------------------
on our ability to conduct our business.
---------------------------------------
     We are regulated by or required to file with or obtain approval of State Insurance Departments, State Bar Associations and State Attorney General's Offices, depending on individual state positions regarding regulatory responsibility for legal service plans. Regulation of our activities is inconsistent among the various states in which we do business with some states regulating legal service plans as insurance or specialized legal service products and others regulating such plans as services. Such disparate regulation requires us to structure our Memberships and operations differently in certain states in accordance with the applicable laws and regulations. Our multi-level marketing strategy is also subject to U.S. federal, Canadian provincial and U.S. state regulation under laws relating to consumer protection, pyramid sales, business opportunity, lotteries and multi-level marketing. The U.S. Federal Trade Commission ("FTC") has proposed business opportunity regulations which may have an effect upon our method of operating in the United States, but such regulations are in the early stages of development and it is not possible to gauge the potential impact or the effective date at this time. Changes in the regulatory environment for our business could increase the compliance costs we incur in order to conduct our business or limit the jurisdictions in which we are able to conduct business. See Item 3, Legal Proceedings for further information pertaining to current inquiries by the FTC and the SEC.

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

     Our stock price may be affected by short sellers of our stock.
     --------------------------------------------------------------
     As of January 15, 2010, the New York Stock Exchange reported that approximately 2.0 million shares of our stock were sold short, which constitutes approximately 20% of our outstanding shares and 30% of our public float. During 2009, the number of shares sold short typically represented one of the largest short interest positions of any New York Stock Exchange listed company in terms of the number of average trading days it would take to cover the short positions. Short sellers expect to make a profit if our shares decline in value. We have been the subject of a negative publicity campaign from several known sources of information who support short sellers. The existence of this short interest position may contribute to volatility in our stock price and may adversely affect the ability of our stock price to rise if market conditions or our performance would otherwise justify a price increase.

     We have  not  been  able  to  significantly  increase  our  employee  group
     ---------------------------------------------------------------------------
Membership sales.
-----------------
     Our success in growing Membership sales is dependent in part on our ability to market to employee groups. At December 31, 2009, group memberships represented 27% of total Memberships compared to 26% at December 31, 2008 and 25% at December 31, 2007. Adverse publicity about us may affect our ability to market successfully to employee groups, particularly larger groups. There is no assurance that we will be able to increase our group business.

     We have repurchased more than half our outstanding shares over the past ten
     ---------------------------------------------------------------------------
years.
------
     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 16 million shares through subsequent board actions. At December 31, 2009, we had purchased 15.1 million treasury shares under these authorizations in both open market and non-open market transactions for a total consideration of $457.9 million, an average price of $30.32 per share. The repurchase program of $457.9 million combined with $17.1 million in dividends has resulted in our returning $475 million to shareholders since April 1999 and represents more than 100% of our net earnings during the same timeframe. We have reduced the number of shares outstanding by approximately 57% from 23.6 million at March 31, 1999 to 10.1 million outstanding at year-end. Our stock price, earnings per share and cash flow would have been different had we invested these funds differently. Additionally, due to these repurchases, the lower number of shares outstanding could favorably affect our stock price assuming our net income remained unchanged resulting in higher earnings per share. Conversely, these repurchases may have contributed to lower average trading volume potentially leading to reduced interest in our stock by large institution investors that typically make larger investments. Any future treasury stock purchases could have a similar impact on our stock price, earnings per share and cash flow.

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

     Our headquarters contains two long bars of open office area designed to serve as podiums, which stretch east from the northern and southern edges of the tower. Two and three stories high respectively, the podiums house the call centers and Information Technology departments. Only 60 feet across, they are designed to ensure that employees are never more than thirty feet from a source of daylight. Shared corporate services -- including a 650-seat auditorium, dining hall, exercise facility, and a connecting corridor containing a company history gallery -- are located at the east end of the bars, creating a central courtyard. The courtyard features a reflecting pool and a 12-foot bronze sculpture of our logo, the Lady of Justice, a universal symbol of justice. The building's main entrance welcomes our frequent visitors, celebrates our history, and is designed to convey the tradition of civic judicial buildings. Although we substantially occupy our current facility, the building is designed to expand over time without negatively affecting the site layout or the building concept and we emphasized the use of modular furnishings to provide enhanced flexibility. We placed importance on the goal of providing each employee with an excellent work environment.

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

     During January 2006, we acquired an additional 40,000 square foot building in Duncan, Oklahoma for $1 million. We completely refurbished the space at an additional cost of $3.4 million, resulting in total capitalized cost of $4.4 million, which was funded from existing resources. We moved from space previously leased to the completely refurbished and redesigned space with redundant infrastructure components in July 2006 and currently have approximately 100 customer service representatives in the facility but have the capacity to accommodate 350 employees.

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

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     On March 27, 2006, we received a complaint filed by Blackburn & McCune PLLC, a former provider attorney law firm, in the Second Circuit Court of Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract and fraud. On May 15, 2006, the trial court dismissed plaintiff's complaint in its entirety. Plaintiff amended the complaint to allege fraud and breach of fiduciary duty on June 12, 2006 and filed a notice of appeal on June 13, 2006. On August 24, 2007, the Court of Appeals reversed the ruling of the trial court and remanded the suit to the trial court for further proceedings. On June 24, 2009, the trial court granted our motion for summary judgment and dismissed plaintiff's action against us in its entirety. Plaintiff appealed the summary judgment, oral arguments have been held, and we are awaiting the ruling of the appellate court. The ultimate outcome of this matter is not determinable.

     On March 23, 2007, we received a Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC") requesting information relating to our Identity Theft Shield and Affirmative Defense Response System ("ADRS") Program. On April 20, 2009, we received a letter from the FTC alleging misrepresentations in sales materials used in our Identity Theft Shield and ADRS program such that we made false and misleading claims about the effectiveness of ADRS for helping organizations comply with government data security requirements. Revisions to the marketing materials originally provided to the FTC have been made subsequent to the initial communication with the FTC. We attempted to resolve this matter with the FTC between May 2009 and November 2009; however on November 18, 2009, the FTC forwarded a staff recommendation to the Commission with a proposed complaint seeing injunctive relief and disgorgement of funds received for sales of the identity theft shield and legal plan products at ADRS presentations. We met with the FTC on February 3, 2010 to explain our disagreement with the FTC and to reach a mutually agreeable solution. The FTC could decide to commence administrative or federal court proceedings for purposes of determining whether there has been a violation and might seek a variety of remedies, including injunctive relief. The ultimate outcome of the matter is not determinable but we will vigorously defend our interests in this matter.

     On October 5, 2009, we received a subpoena from the Division of Enforcement of the Securities and Exchange Commission ("SEC"). The subpoena requires us to produce a variety of documents pertaining to our treasury stock repurchase program; our ADRS program and other marketing practices; membership statistical information; segment reporting; the FTC contingency disclosure; and other operational practices. This investigation is a fact-finding inquiry and does not mean that the SEC has reached any conclusions. We are cooperating with the staff of the SEC and providing the requested information and expect to continue to do so. We are not able to predict what the outcome of this inquiry may be or when it will be resolved.

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

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments that aggregate $5.7 million. During 2007, we reached a settlement with Canadian taxing authorities regarding the general and administrative deductions that would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian and U.S. tax returns have been amended to reflect the changes in our general and administrative expense and credits/refunds for the associated taxes, penalty and interest. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense and we base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale, therefore this prepaid expense (the commission payments) is deductible when paid. In addition, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. We did not prevail on the commission issue on our appeal to the Canadian taxing authorities and on December 19, 2008 filed our Notice of Appeal with the Tax Court of Canada. During the 3rd quarter 2009, the Canadian taxing authorities indicated they are amenable to a settlement regarding the commission issue. We have paid all the assessed tax, penalty and interest relating to the commission issue and at December 31, 2009 have $3 million recorded in Other Assets, Current which represents the amount of previously paid tax, penalty and interest for tax years 1999 through 2002 we expect to ultimately receive. It is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     We did not submit any matters to a vote of our stockholders during the fourth quarter of 2009.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
-------------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES.
        --------------------------------------

Market Price of and Dividends on the Common Stock

     At February 12, 2010, there were 1,584 holders of record (including brokerage firms and other nominees) of our common stock, which is listed on the New York Stock Exchange under the symbol "PPD." The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange.

                                                         High       Low
                                                         ----       ---
2010:
  1st Quarter (through February 12)...............    $ 43.69    $ 38.90
2009:
  4th Quarter.....................................    $ 53.05    $ 30.68
  3rd Quarter.....................................      52.92      41.83
  2nd Quarter.....................................      45.22      28.17
  1st Quarter.....................................      38.23      26.45
2008:
  4th Quarter.....................................    $ 41.58    $ 30.01
  3rd Quarter.....................................      45.59      39.25
  2nd Quarter.....................................      48.65      39.45
  1st Quarter.....................................      57.50      42.34

     No dividends were declared in 2009, 2008 or 2007. It is anticipated that earnings generated from our operations will be used to finance our growth, to continue to purchase shares of our stock, to retire existing debt and possibly pay cash dividends. Our ability to pay dividends is dependent in part on our ability to derive dividends from our subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. PPLSIF and LSPV are similarly restricted pursuant to their respective insurance laws. The following table reflects subsidiary dividends during the last three years:


                                                         Dividends Paid
                                        ------------------------------------------------------  Expected Dividends
        Regulated Subsidiary                    2009              2008             2007                1/1/2010
--------------------------------        ----------------    ----------------   --------------  -------------------
Pre-Paid Legal Casualty, Inc.           $  6.7 million      $  14.9 million    $  7.4 million     $   -
Legal Service Plans of Virginia            1.8 million          4.1 million       1.6 million         -

     At December 31, 2009, the amount of restricted net assets of consolidated subsidiaries was $25.5 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

Recent Sales of Unregistered Securities

None.


Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock during the fourth quarter of 2009.

                                                                          Total Number of       Maximum Number of
                                                                        Shares Purchased as    Shares that May Yet
                                                                         Part of Publicly      Be Purchased Under
                            Total Number of      Average Price Paid     Announced Plans or        the Plans or
        Period             Shares Purchased           per Share              Programs             Programs (1)
----------------------    --------------------  ---------------------  ---------------------  ---------------------
October 2009..........            88,024               $  40.37                 88,024                714,750
November 2009.........           633,998                  39.82                633,998              1,080,752
December 2009.........           180,675                  39.19                180,675                900,077
                          ---------------------  ---------------------  ---------------------
Total ................           902,697               $  39.75                902,697
                          ---------------------  ---------------------  ---------------------
-----------

     (1) We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. On occasion we purchase shares from related parties but transactions between the company and all related parties constitute less than one tenth of one percent of total share transactions since the company began its share repurchase program. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 16 million shares. The most recent authorization was for 1 million additional shares on November 30, 2009. There has been no time limit set for completion of the repurchase program.

Shareholder Return Performance Graph

     The following graph compares the cumulative total shareholder returns of our Common Stock during the five years ended December 31, 2009 with the cumulative total shareholder returns of the Russell 2000 Index and the Hemscott, Inc. Personal Services industry index. The comparison assumes an investment of $100 on January 1, 2005 in each of our Common Stock, the Russell 2000 Index and Hemscott's Personal Services industry index and that any dividends were reinvested.

[GRAPHIC OMITTED]


                                         12/31/2004    12/31/2005     12/31/2006    12/31/2007    12/31/2008    12/31/2009
                                         ----------    ----------     ----------    ----------    ----------    ----------
 Pre-Paid Legal Services, Inc.            $100.00       $103.42        $105.91       $149.81       $100.93       $111.44
 Personal    Services   Industry Index    $100.00       $104.55        $123.76       $121.82        $80.66       $102.58
 Russell 2000 Index                       $100.00       $104.13        $114.77       $117.37        $76.05        $92.21

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

                                                                            Year Ended December 31,
                                                          ------------------------------------------------------------
                                                             2009        2008         2007        2006        2005
                                                          ----------  ----------  ----------  ----------  ------------
Income Statement Data:                                       (In thousands, except ratio, per share and Membership
                                                                                    amounts)
  Revenues:
    Membership fees....................................   $  426,429  $  436,778  $  427,428   $  412,200  $  389,255
    Associate services.................................       28,352      23,534      25,112       26,857      28,963
    Other..............................................        3,696       4,177       4,549        4,967       5,162
                                                          ----------  ----------  ----------  ----------  ------------
      Total revenues...................................      458,477     464,489     457,089      444,024     423,380
                                                          ----------  ----------  ----------  ----------  ------------
  Costs and expenses:
    Membership benefits................................      145,128     150,318     148,792      145,771     137,150
    Commissions........................................      130,601     126,758     130,593      126,762     141,631
    Associate services and direct marketing............       31,921      23,582      28,875       29,493      30,453
    General and administrative expenses................       51,594      53,021      50,474       50,078      49,015
    Other, net.........................................        8,558      13,413      13,841       12,232      10,456
                                                          ----------  ----------  ----------  ----------  ------------
      Total costs and expenses.........................      367,802     367,092     372,575      364,336     368,705
                                                          ----------  ----------  ----------  ----------  ------------

Income before income taxes.............................       90,675      97,397      84,514       79,688      54,675
Provision for income taxes.............................       35,537      37,225      33,312       27,890      18,863
                                                          ----------  ----------  ----------  ----------  ------------
Net income.............................................   $   55,138  $   60,172  $   51,202    $  51,798   $  35,812
                                                          ----------  ----------  ----------  ----------  ------------

Basic earnings per common share........................       $ 5.05      $ 5.05      $ 3.89       $ 3.54      $ 2.31
                                                          ----------  ----------  ----------  ----------  ------------

Diluted earnings per common share......................       $ 5.04      $ 5.04      $ 3.88       $ 3.51      $ 2.29
                                                          ----------  ----------  ----------  ----------  ------------

Dividends declared per common share....................    $     -     $     -     $     -      $     -     $     .60

Weighted avg. no. of common shares outstanding - basic.       10,918      11,916      13,151       14,642      15,470
Weighted avg. no. of common shares outstanding - diluted      10,932      11,934      13,197       14,739      15,652
Membership Benefits Cost and Statistical Data:
  Membership benefits ratio (1)........................         34.0%       34.4%       34.8%        35.4%       35.2%
  Commissions ratio (1)................................         30.6%       29.0%       30.6%        30.8%       36.4%
  General and administrative expense ratio (1).........         12.1%       12.1%       11.8%        12.1%       12.6%
  Commission cost per new Membership sold..............     $     230   $     229   $     213    $     207   $     202
  New Memberships and stand-alone IDT plans sold.......       568,095     552,327     612,096      612,726     700,727
  Period end Memberships & stand-alone IDT plans in force.  1,547,585   1,559,154   1,575,802    1,538,740   1,542,789
  New add-on IDT memberships sold......................       348,607     344,869     381,419      389,157     441,108
  Period end add-on IDT memberships in force...........       711,131     680,862     631,910      540,253     461,094
  Average annual Membership fee........................     $     303   $     301   $     298    $     293   $     287
Cash Flow Data:
Net cash provided by operating activities..............        67,794      64,317      67,178       54,385      50,131
Net cash provided by (used in) investing activities....         6,822      (4,411)     30,064      (52,613)    (15,545)
Net cash used in financing  activities.................       (68,240)    (58,319)    (84,332)     (23,698)    (26,601)
Balance Sheet Data:
  Total assets.........................................     $ 157,988   $ 162,843   $ 167,632    $ 188,547   $ 164,865
  Total long-term obligations..........................        36,556      53,708      70,623       87,230      36,237
  Total liabilities....................................       119,661     131,036     149,793      157,687     113,471
  Stockholders' equity.................................        38,327      31,807      17,839       30,860      51,394
Income Statement Data:
  Depreciation and amortization expense................     $   8,187   $   8,756   $   8,532    $   8,260   $   7,489
  Interest expense.....................................         1,173       4,221       6,678        5,726       2,682
-----------

(1) The Membership benefits ratio, the commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         --------------

Overview of Our Financial Model
     We are in one line of business - the marketing of legal expense and other complimentary plans through a multi-level marketing force to individuals and a direct sales force to employee groups. Our principal revenues are derived from Membership fees, and to a much lesser extent, revenues from marketing associates. Our principal expenses are commissions, Membership benefits, associate services and direct marketing costs and general and administrative expense. The following table reflects the changes in these categories of revenues and expenses in the last three years (dollar amounts in 000's):

                                                       %                              %                             %
                                                     Change                        Change                         Change
                                           % of      from                 % of      from                % of       from
                                           Total     Prior                Total     Prior               Total      Prior
          Revenues:               2009     Revenue    Year      2008     Revenue    Year      2007     Revenue     Year
                               ---------  --------  -------  ---------  --------  -------  ---------  ---------  ---------
  Membership fees............  $ 426,429      93.0     (2.4) $ 436,778      94.0      2.2  $ 427,428      93.5      3.7
  Associate services.........     28,352       6.2     20.5     23,534       5.1     (6.3)    25,112       5.5     (6.5)
  Other......................      3,696       0.8    (11.5)     4,177       0.9     (8.2)     4,549       1.0     (8.4)
                               ---------  --------  -------  ---------  --------  -------  ---------  ---------  ---------
                                 458,477     100.0     (1.3)   464,489     100.0      1.6    457,089     100.0      2.9
                               ---------  --------  -------  ---------  --------  -------  ---------  ---------  ---------
Costs and expenses:
  Membership benefits........    145,128      31.6     (3.5)   150,318      32.4      1.0    148,792      32.6      2.1
  Commissions................    130,601      28.5      3.0    126,758      27.3     (2.9)   130,593      28.6      3.0
  Associate services and
    direct marketing.........     31,921       7.0     35.4     23,582       5.1    (18.3)    28,875       6.3     (2.1)
  General and administrative.     51,594      11.2     (2.7)    53,021      11.4      5.0     50,474      11.0      0.8
  Other, net.................      8,558       1.9    (36.2)    13,413       2.9     (3.1)    13,841       3.0     13.2
                               ---------  --------  -------  ---------  --------  -------  ---------  ---------  ---------
                                 367,802      80.2      0.2    367,092      79.1     (1.5)   372,575      81.5      2.3
                               ---------  --------  -------  ---------  --------  -------  ---------  ---------  ---------
Provision for income taxes...     35,537       7.8     (4.5)    37,225       8.0     11.7     33,312       7.3     19.4
                               ---------  --------  -------  ---------  --------  -------  ---------  ---------  ---------
Net income...................   $ 55,138      12.0     (8.4) $  60,172      12.9     17.5  $  51,202      11.2     (1.2)
                               ---------  --------  -------  ---------  --------  -------  ---------  ---------  ---------

     The following table reflects certain data concerning our Membership sales and associate recruiting:

                                                                    % Change                 % Change
                                                                      from                     from
New Memberships:                                          2009     Prior Year     2008      Prior Year     2007
----------------                                       ----------  ----------  -----------  ----------  -----------
New legal service Membership sales.................      541,138        3.8      521,522        (8.6)     570,637
New "stand-alone" IDT Membership sales.............       26,957      (12.5)      30,805       (25.7)      41,459
                                                       ----------  ----------  -----------  ----------  -----------
Total new Membership sales.........................      568,095        2.9      552,327        (9.8)     612,096
                                                       ----------  ----------  -----------  ----------  -----------
New "add-on" IDT Membership sales..................      348,607        1.1      344,869        (9.6)     381,419
Average annual Membership fee......................      $322.77       (0.5)     $324.52         1.0      $321.18

Active Memberships:
-------------------
Active legal service memberships at end of period..    1,454,661       (1.0)   1,469,315        (1.5)   1,492,341
Active "stand-alone" IDT memberships at end of period     92,924        3.4       89,839         7.6       83,461
                                                       ----------  ----------  -----------  ----------  -----------
Total active memberships at end of period..........    1,547,585       (0.7)   1,559,154        (1.1)   1,575,802
                                                       ----------  ----------  -----------  ----------  -----------
Active "add-on" IDT memberships at end of period...      711,131        4.4      680,862         7.7      631,910

New Sales Associates:
---------------------
New sales associates recruited.....................      186,064       52.2      122,255       (17.8)     148,802
Average enrollment fee paid by new sales associates       $87.41       22.2       $71.53        26.0       $56.75

Average Membership fee in force:
--------------------------------
Average Annual Membership fee......................       $302.51       0.6       $300.80        1.1       $297.62

     The number of active Memberships in force and the average monthly fee will directly determine Membership fees and their impact on total revenues during any period. The two most important variables affecting the number of active Memberships during a period are the number of new Memberships written during the period combined with the retention characteristics of both new and existing Memberships. See "Measures of Member Retention" below for a discussion of our Membership retention. Associate services revenues are a function of the number of new sales associates enrolled and the price of entry during the period, the number of associates subscribing to our eService offering and the amount of sales tools purchased by the sales force.

     Membership benefits expense is primarily determined by the number of active Memberships and the per capita contractual rate that exists between us and our benefits providers. During the last five years, it has been and is expected to continue to be a relatively consistent percentage of Membership revenues of approximately 34%-35%. Commissions paid to associates are primarily dependent on the number and price of new Memberships sold during a period and any special incentives that may be in place during the period. We expense advance commissions ratably over the first month of the related Membership. The level of commission expense in relation to Membership revenues varies depending on the level of new Memberships written and is expected to be higher when we experience increases in new Membership sales. During the last five years this percentage has ranged from approximately 29% to 36% of Membership revenues. Associate services and direct marketing expenses are directly impacted by the number of new associates enrolled during a period due to the cost of materials provided to such new associates, the number of associates subscribing to our eService offering, the amount of sales tools purchased by the sales force as well as the number of those associates who successfully meet the incentive award program qualifications. General and administrative expenses are expected to trend up in terms of dollars, but remain relatively constant as a percent of Membership fees. During the past five years, general and administrative expenses have ranged from 12% to 13% of Membership fees.

     The primary benchmarks monitored by us throughout the various periods include the number of active Memberships and their related retention characteristics, the number of new Memberships written and the number of new associates enrolled.

     Our Membership fees declined during 2009, the first such decline in 17 years. Even in each of the previous 16 years before 2009, the rate of growth has not been one we find acceptable. We believe however, that our current product design, pricing parameters and business model are generally appropriate and we have no immediate plans to change these fundamental sectors. Instead of making changes to our basic product and business model, we believe changes must be made to our marketing methods to increase the exposure of our products and business opportunity. We will consider an increased focus on benefit brokers, independent insurance agents and small businesses as well as considering additional methods of distribution such as an increased focus on Internet based marketing efforts. We will also consider increased incentives such as enhancements to our basic commission structure as well as increased use of performance bonuses. Should we implement additional commissions or bonuses, our marketing related expenses will be increased which may be partially or fully offset by increased Membership fees. Our focus during 2010 will continue to be on improved training of our associates, enhancing the quality of sales tools provided to new and existing associates, providing incentives for associates to write consistent, quality business and continued emphasis on improving the basic retention characteristics of our Memberships.

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

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 96% of members remit their Membership fees on a monthly basis. The majority of our Memberships that pay us via credit card or automatic bank draft pay us in advance. At December 31, 2009, approximately 69% of our legal service Memberships and our IDT Memberships were paid in advance and, therefore, those payments are deferred and recognized over their respective periods. At December 31, 2009, the deferred revenue associated with the Membership fees was $20.8 million, which is classified as a current liability.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Section 605, Revenue Recognition. At December 31, 2009, the deferred revenue associated with the Membership enrollment fees was $4.7 million, of which $2.7 million was classified as a current liability. We compute the expected Membership life using more than 25 years of actuarial data as explained in more detail in "Measures of Membership Retention" below. At December 31, 2009, we computed the expected Membership life to be approximately three years, which is unchanged from year-end 2008. If the expected Membership life were to change significantly, which we do not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force including a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $87, $72 and $57 for 2009, 2008 and 2007, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $17) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates, which at December 31, 2009 is estimated to be approximately five months, which is unchanged from year-end 2008. At December 31, 2009, the deferred revenue associated with sales associate enrollment fees was $2.3 million, which is classified as a current liability. We estimate the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which we do not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms ($6.8 million deferred at December 31, 2009 which is classified as a current asset) and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments, and were $4.7 million at December 31, 2009, of which $2.7 million is classified in current assets. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments, and were $916,000 at December 31, 2009, and are classified as a current asset. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue as discussed above. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, associate introduction kits, associate incentive programs, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention).

     Commissions to Associates
     Prior to March 1, 1995, our commission program provided for advance commission payments to associates of approximately 70% of first year Membership fees on new Membership sales and commissions were earned by the associate at a rate of approximately 16% in all subsequent years. Beginning with new Memberships written after March 1, 1995, we implemented a level commission schedule of approximately 27% per annum with up to a three-year advance commission payment. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, we returned to a differential commission structure with rates of approximately 80% of first year Membership fees on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the first 12 month Membership retention rate of the associate's personal sales and those of his organization. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to a three-year commission advance or the differential commission structure with a one-year commission advance.

     Prior to January 1997, we advanced commissions at the time of sale of all new Memberships. In January 1997, we implemented a policy whereby the associate received only earned commissions on the first three sales unless the associate met specified criteria. For all sales beginning with the fourth Membership or all sales made by an associate who met the specified criteria, advance commission payments were made at the time of sale of a new Membership. Beginning April 1, 2007, we began advancing commissions at the time of sale of all new Memberships. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to one-year commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is nine, the overall initial advance may be paid to approximately 30 different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate's unearned advance commission balance to us.

     Although prior to March 1, 2002, we advanced our sales associates up to three years commission when a Membership was sold and subsequent to March 1, 2002, up to one year commission, the average commission advance paid to our sales associates as a group is actually less than the maximum amount possible because some associates choose to receive less than a full advance and we pay less than a full advance on some of our specialty products. In addition, we may from time to time place associates on a less than full advance basis if there are problems with the quality of the business being submitted or other performance problems with an associate. Additionally, we do not advance commissions on certain categories of group business that have historically demonstrated below average retention characteristics. In addition, any residual commissions due an associate (defined as commission on an individual Membership after the advance has been earned) are retained to reduce any remaining unearned commission advance balances prior to being paid to that sales associate. For those associates that have made at least 10 personal sales, opened at least one group and personally write 15% or more of their organizational business, 15% of their commissions are set aside in individual reserve balance accounts, further reducing the amount of advance commissions. The average commission advance paid as a percentage of the maximum advance possible pursuant to our commission structures was approximately 88%, 88% and 82% during 2009, 2008 and 2007, respectively. The commission cost per new Membership sold has increased over the prior year by .2%, 8% and 3% for 2009, 2008 and 2007, respectively, and varies depending on the compensation structure that is in place at the time a new Membership is sold, the monthly Membership fee of the Membership sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the Membership sale. Should we add additional products, such as the Identity Theft Shield described above or add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates, the commission cost per new Membership will increase accordingly.

     We expense advance commissions ratably over the first month of the related Membership. At December 31, 2009, advance commissions deferred were $5.7 million and included as a current asset. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates for the following years ended December 31 were:

                                                                        2009            2008           2007
                                                                     ------------   -----------     ------------
                                                                                 (Amounts in 000's)
Beginning unearned advance commission balances (1).................. $   174,371    $   184,531     $   188,647
Advance commissions, net of chargebacks and other...................     132,764        120,908         126,880
Earned commissions applied..........................................    (124,244)      (127,496)       (126,836)
Advance commission write-offs.......................................      (4,228)        (3,572)         (4,160)
                                                                     ------------   ------------    ------------
Ending unearned advance commission balances before estimated
unrecoverable balances (1)..........................................     178,663        174,371         184,531
Estimated unrecoverable advance commission balances (1).............     (47,192)       (44,526)        (42,850)
                                                                     ------------   ------------    ------------
Ending unearned advance commission balances, net (1)................ $   131,471    $   129,845     $   141,681
                                                                     ------------   ------------    ------------

     (1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.


     The ending unearned advance commission balances, net, above includes net unearned advance commission balances of non-vested associates of $68 million, $62 million and $56 million at December 31, 2009, 2008 and 2007, respectively. As such, at December 31, 2009 future commissions and related expense will be reduced as unearned advance commission balances of $63 million are recovered. Commissions are earned by the associate as Membership fees are earned by us, usually on a monthly basis. We reduce unearned advance commission balances or remit payments to associates, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, we, except as described below, generate an immediate "charge-back" to the applicable sales associate to recapture up to 50% of any unearned advance on Memberships written prior to March 1, 2002, and 100% on any Memberships written thereafter. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three-year commission advance and up to 50% chargebacks or the differential commission structure with a one-year commission advance and up to 100% chargebacks. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. In order to encourage additional Membership sales, we waived chargebacks for associates that met certain criteria in December 2002 and March 2003, which effectively increased our commission expense. Any remaining unearned advance commission balance may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. We also have reduced chargebacks from 100% to 50% for certain senior marketing associates who have demonstrated the ability to maintain certain levels of sales over specified periods and maintain certain Membership retention levels. We may adjust chargebacks from time to time in the future in order to encourage certain production incentives.

     We have the contractual right to require associates to repay unearned advance commission balances from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission balances are potentially subject to limitation based on applicable state laws relating to creditors' rights generally. Historically, we have not demanded repayments of the unearned advance commission balances from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt our relationships with our sales associates. This business decision by us has a significant effect on our cash flow by electing to defer collection of advance payments of which approximately $47.2 million were not expected to be collected from future commissions at December 31, 2009. However, we regularly review the unearned advance commission balance status of associates and will exercise our right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer "vested" because they fail to meet our established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result, we have no continuing obligation to individually account to these associates as we do to active associates and are entitled to retain all commission earnings that would be otherwise payable to these terminated associates. We do continue to reduce the unearned advance commission balances for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission balances were less than $1,000 and the average balance was $372 at December 31, 2009.

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

     Incentive awards payable
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve-month period. The incentive awards payable at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. At December 31, 2009, the accrued amount payable was $2.5 million. Changes to any of these assumptions would directly affect the amount accrued but we do not expect any of the significant trends affecting this account to change significantly in the near term.

     Legal Contingencies
     We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on our financial condition or results of operation. The FASB ASC
Section 450, Contingencies, requires that an estimated loss from a loss contingency be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the claims and have not established an accrued liability for any estimated damages in connection with these various cases. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

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

     Cash Flow Considerations Relating to Sales of Memberships
     We generally advance significant commissions at the time a Membership is sold. Since approximately 96% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created at the time a Membership is sold. This deficit is reduced as monthly Membership fees are remitted and no additional commissions are paid on the Membership until all previous unearned advance commission balances have been fully recovered. Since the cash advanced at the time of sale of a new Membership may be recovered over a multi-year period, cash flow from operations may be adversely affected depending on the number of new Memberships written in relation to the existing active base of Memberships and the composition of new or existing sales associates producing such Memberships.

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


               Memberships Produced                Memberships Canceled                   Active Memberships
         --------------------------------  -------------------------------------  -----------------------------------
                                    Assoc                                  Assoc           s                    Assoc
 Year    Non-Asso Assocs    Total     %    Non-Assocs  Assocs     Total      %    Non-Assoc  Assocs    Total      %
-----    -------- -------  -------  -----  ---------- --------  ---------  -----  --------- --------  ---------  -----
2005     480,437  220,290  700,727   31.4  (496,710)  (112,928) (609,638)   18.5  1,132,296 410,493   1,542,789  26.6
2006     477,937  134,789  612,726   22.0  (466,561)  (150,214) (616,775)   24.4  1,143,672 395,068   1,538,740  25.7
2007     498,072  114,024  612,096   18.6  (456,704)  (118,330) (575,034)   20.6  1,185,040 390,762   1,575,802  24.8
2008     457,000   95,327  552,327   17.3  (499,894)  (69,081)  (568,975)   12.1  1,142,146 417,008   1,559,154  26.7
2009     423,433  144,662  568,095   25.5  (477,395)  (102,269) (579,664)   17.7  1,088,184 459,401   1,547,585  29.7

     Variations in Retention over Life of a Membership, Impact on Aggregate Measures
     Measures of member retention also vary significantly by the Membership age. Historically, we have observed that Memberships in their first year have a significantly higher lapse rate than Memberships in their second year, and so on. The following chart shows the historical observed lapse rates and corresponding yearly retention rates as a function of Membership age. For example, 49.3% of all new Memberships lapse during the first year, leaving 50.7% still in force at the end of the first year. More tenured Memberships have significantly lower lapse rates. For example, by year seven, lapse rates are 10.5% and annual retention is 89.5%. The following table shows as of December 31, 2009 and 2008 our blended retention rate and lapse rates based on our historical experience for the last 25 years.

                        Membership Retention versus Membership Age
-----------------------------------------------------------------------------------------
       As of December 31, 2009                              As of December 31, 2008
-----------------------------------                     ---------------------------------
 Yearly                                                 Yearly
 Lapse       Yearly     End of Year      Membership     Lapse      Yearly      End of Year
 Rate      Retention    Memberships        Year         Rate     Retention     Memberships
---------  ---------   ------------   ---------------   -------  ----------   ------------
                            100.0            0                                  100.0
    49.3%     50.7%          50.7            1            49.3%    50.7%         50.7
    32.2%     67.8%          34.4            2            32.2%    67.8%         34.4
    24.0%     76.0%          26.1            3            23.7%    76.3%         26.2
    18.8%     81.2%          21.2            4            18.1%    81.9%         21.5
    14.7%     85.3%          18.1            5            15.0%    85.0%         18.3
    12.6%     87.4%          15.8            6            12.5%    87.5%         16.0
    10.5%     89.5%          14.1            7             8.5%    91.5%         14.6

     Membership Persistency
     Our Membership persistency rate is a specific computation that measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus (ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2009, our annual Membership persistency rates, using the foregoing method, have averaged approximately 72.0%.

                Beginning           New                             Ending
   Year        Memberships      Memberships          Total        Memberships     Persistency
-----------   ------------   ----------------      ---------      -----------     -----------
2005            1,451,700           700,727        2,152,427       1,542,789          71.7%
2006            1,542,789           612,726        2,155,515       1,538,740          71.4%
2007            1,538,740           612,096        2,150,836       1,575,802          73.3%
2008            1,575,802           552,327        2,128,129       1,559,154          73.3%
2009            1,559,154           568,095        2,127,249       1,547,585          72.8%

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

     Expected Membership Life
     Using historical data through 2009 for all past Members enrolled, the expected Membership life can be computed to be approximately three years. This number represents the average number of years a new Membership can be expected to remain in force. Although about half of all new Memberships may lapse in the first year, the expected Membership life is much longer due to the contribution of higher annual retention rates in subsequent years.

     Since our experience is that the retention rate of a given generation of new Memberships improves with Membership age, the expected remaining Membership life of a Membership also increases with Membership age. For example, while a new Membership may have an expected Membership life of three years, the expected remaining Membership life of a Membership that reaches its first year anniversary is approximately 4.9 years.

     Since the actual population of Memberships in force at any time is a distribution of ages from zero to more than 25 years, the expected remaining Membership life of the entire population at large greatly exceeds four years per Membership. As of December 31, 2009, based on the historical data described above, the current expected remaining Membership life of the actual population is approximately 7 years per Membership. This measure is used by us to estimate the future revenues expected from Memberships currently in place.

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

     During 2006, we began providing an additional service focused on Membership retention, Member Advantage Services, to our associates for a one-time fee of $5.95 per Membership. This service consists of several out-bound calls, emails and letters by our employees during the first year of the Membership as well as out-bound calls to the member any time the Membership moves into pre-cancel status throughout the life of the Membership. We verify the Membership data in our files on the very first call and make any necessary changes immediately as well as fully explain the Membership benefits and answer any questions the member may have, essentially reselling the Membership. We provide Provider law firm contact information and make sure the member understands how to contact their Provider. We encourage our members to immediately begin the process of having their will prepared and help the member begin the credit monitoring process for Identity Theft Shield members. We believe that such efforts may ultimately increase the utilization by members and therefore lead to higher retention rates. We intend to continue to develop programs and initiatives designed to improve retention. At December 31, 2009, approximately 659,000 Memberships were part of our Member Advantage Services.

Results of Operations

     Comparison of 2009 to 2008
     Net income for 2009 decreased 8% to $55.1 million from $60.2 million for 2008. Diluted earnings per share for 2009 remained constant at $5.04 per share due to decreased net income of 8% and an approximate 8% decrease in the weighted average number of outstanding shares.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the average annual fee. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 3% during 2009 to 568,095 from 552,327 during 2008. At December 31, 2009, there were 1,547,585 active Memberships in force compared to 1,559,154 at December 31, 2008, a decrease of 1%. However, the average annual fee per Membership has increased from $301 for all Memberships in force at December 31, 2008 to $303 for all Memberships in force at December 31, 2009, a 1% increase, primarily because of an increase in the percentage of members with our Identity Theft Shield Membership. These changes resulted in a 2% decrease in Membership fees for 2009 to $426.4 million from $436.8 million for 2008 marking the first decline in Membership fees in 17 years.

     Associate services revenue increased 20% from $23.5 million for 2008 to $28.4 million during 2009 primarily because of more associates recruited due to increased bonuses and incentives. The eService fees totaled $11.0 million during 2009 compared to $12.1 million for 2008, a decrease of 9%. We recognized revenue from associate fees of approximately $15.9 million during 2009 compared to $9.2 million during 2008, an increase of 73%. New associates typically pay a fee ranging from $49 to $249, depending on special promotions we implement from time to time. New enrollments of sales associates increased 52% during 2009 to 186,064 from 122,255 for 2008 and the average associate fee paid during 2009 was $87 compared to $72 for 2008, an increase of 22% due to higher average enrollment fees charged to new associates. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will continue to be largely offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue decreased 12%, from $4.2 million to $3.7 million primarily due to the decrease in revenue recognized from Membership enrollment fees.

     Primarily because of the decrease in Membership fees, total revenues decreased to $458.5 million for 2009 from $464.5 million during 2008, a decrease of 1%.

     Membership benefits, which primarily represent payments to provider law firms and Kroll, totaled $145.1 million for 2009 compared to $150.3 million for 2008 and represented 34% of Membership fees for both years. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be slightly reduced going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007 with reductions effective beginning January 1, 2008, 2009 and 2010.

     Commissions to associates increased 3% from $126.8 million for 2008 to $130.6 million for 2009, and represented 29% and 31% of Membership fees, respectively. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during 2009 totaled 568,095, a 3% increase from the 552,327 sold during 2008, and the "add-on" IDT Membership sales, which are not included in these totals, increased 1% to 348,607 for 2009 from 344,869 for 2008. New Membership fees written during 2009 increased 2% with commissions to associates increasing 3%.

     Associate services and direct marketing expenses increased $8.3 million to $31.9 million for 2009 from $23.6 million for 2008. We had a $754,000 decrease in direct marketing and marketing services costs, a $7.6 million increase in training fees and bonuses, a $123,000 increase in Player's Club costs and a $1.1 million increase in the cost of associate kits. Training fees and bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by us, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2009 and 2008 were $51.6 million and $53.0 million, respectively, and represented 12% of Membership fees for such years. The $1.4 million decrease in general and administrative expenses was due to decreases in advertising, telecommunication fees, employee expenses, and legal fees, partially offset by increases in our bank service charges and consulting costs during 2009.

     Other expenses, net, which includes depreciation and amortization, litigation accruals, premium taxes and interest expense reduced by interest income, decreased 36% to $8.6 million for 2009 from $13.4 million for 2008. Depreciation and amortization decreased to $8.2 million for 2009 from $8.8 million for 2008. Litigation settlements and change in litigation accrual was ($450,000) for 2009 compared to $906,000 during 2008. Premium taxes were $1.8 million for 2009 and 2008. Interest expense decreased to $1.2 million for 2009 compared to $4.2 million for the prior year. Interest income decreased to $2.1 million for 2009 from $2.2 million for 2008.

     The provision for income taxes decreased during 2009 to $35.5 million compared to $37.2 million for 2008, representing 39.2% and 38.2%, respectively, of income before income taxes. The 2009 and 2008 provisions include state income taxes of $4.2 million and $3.8 million, respectively, net of federal benefits, representing 4.7% and 4.0%, respectively, of income before income taxes.

Comparison of 2008 to 2007

     Net income for 2008 increased 18% to $60.2 million from $51.2 million for 2007. Diluted earnings per share for 2008 increased 30% to $5.04 per share from $3.88 per share for the prior year due to increased net income of 18% and an approximate 10% decrease in the weighted average number of outstanding shares.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the average annual fee. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 10% during 2008 to 552,327 from 612,096 during 2007. At December 31, 2008, there were 1,559,154 active Memberships in force compared to 1,575,802 at December 31, 2007, a decrease of 1%. However, the average annual fee per Membership has increased from $298 for all Memberships in force at December 31, 2007 to $301 for all Memberships in force at December 31, 2008, a 1% increase, primarily because of an increase in the percentage of members with our Identity Theft Shield Membership. These changes resulted in a 2% increase in Membership fees for 2008 to $436.8 million from $427.4 million for 2007 marking the sixteenth consecutive year of increased Membership revenue.

     Associate services revenue decreased 6% from $25.1 million for 2007 to $23.5 million during 2008 primarily because of fewer associates recruited. The eService fees totaled $12.1 million during 2008 compared to $12.4 million for 2007, a decrease of 2%. We recognized revenue from associate fees of approximately $9.2 million during 2008 compared to $9.8 million during 2007, a decrease of 6%. New associates typically pay a fee ranging from $49 to $249, depending on special promotions we implement from time to time. Although the new enrollments of sales associates decreased 18% during 2008 to 122,255 from 148,802 for 2007, the average associate fee paid during 2008 was $72 compared to $57 for 2007, an increase of 26% due to higher average enrollment fees charged to new associates.

     Other revenue decreased 8%, from $4.5 million to $4.2 million primarily due to the decrease in revenue recognized from Membership enrollment fees.

     Primarily because of the increase in Membership fees, total revenues increased to $464.5 million for 2008 from $457.1 million during 2007, an increase of 2%.

     Membership benefits, which primarily represent payments to provider law firms and Kroll, totaled $150.3 million for 2008 compared to $148.8 million for 2007 and represented 34% and 35% of Membership fees, respectively.

     Commissions  to  associates  decreased  3% from $130.6  million for 2007 to
$126.8 million for 2008, and represented 31% and 29% of Membership fees, respectively. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during 2008 totaled 552,327, a 10% decrease from the
612,096 sold during 2007, and the "add-on" IDT Membership sales that are not included in these totals decreased 10% to 344,869 for 2008 from 381,419 for 2007. Although our new Membership fees written during 2008 decreased 10%, commissions to associates declined only 3% due to a change effective April 1, 2007 when we began advancing commissions on the first Membership sale and in June 2008 when we added additional levels (Expansion Bonuses) to our compensation plan.

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

     Other expenses, net, which includes depreciation and amortization, litigation accruals, premium taxes and interest expense reduced by interest income, decreased 3% to $13.4 million for 2008 from $13.8 million for 2007. Depreciation and amortization increased to $8.8 million for 2008 from $8.5 million for 2007. Litigation settlements and change in litigation accrual was $906,000 for 2008 compared to $15,000 during 2007. Premium taxes decreased from $1.9 million for 2007 to $1.8 million for 2008. Interest expense decreased to $4.2 million for 2008 compared to $6.7 million for the prior year. Interest income decreased to $2.2 million for 2008 from $3.3 million for 2007.

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

     Membership revenues are more than sufficient to fund the cash requirements for membership benefits (at approximately 34%-35% of Membership revenues), commissions (ranging from 29% to 36% of Membership revenues) and general and administrative expense (at approximately 12% to 13% of Membership revenues). We have generated significant cash flow from operations of approximately $68 million, $64 million and $67 million in 2009, 2008 and 2007, respectively, which has been used to provide for future growth in Memberships, to repay our debt and make necessary capital expenditures and as discussed below, we have used a significant portion of our cash flow to repurchase shares of our stock. Cash flow from operations could be reduced if we experienced significant growth in new members because of the negative cash flow characteristics of our commission advance policies discussed above.

     Because of our ability to generate cash flow from operations, including in periods of Membership growth, we have not historically been dependent on, and do not expect to need in the future, external sources of financing from the sale of securities or from bank borrowings to fund our basic business operations. However, as described below, during the last three years, we incurred debt for limited and specific purposes to permit us to purchase equipment and to accelerate our treasury stock purchase program.

     General
     Consolidated net cash provided by operating activities was $67.8 million, $64.3 million and $67.2 million for 2009, 2008 and 2007, respectively. Net cash provided by operating activities increased approximately $3.5 million primarily due to membership activities being unchanged, a $3.2 million reduction in interest payments due to lower debt levels and lower interest rates, a $4.1 million decrease in income tax payments partially offset by a $2.4 million decrease in associate activities. Member activities were unchanged with a $8.4 million decrease in cash received from our members due to a lower number of Memberships in force during the year which was offset by a $5.4 million decrease in payments to our Membership benefit providers, a $1.9 million decrease in commission payments to our associates and a $1.4 million decrease in general and administrative expenses. Associate activities decreased by $2.4 million due to a $7.3 million increase in associate fees collected due to the increase in new recruits driven in part by increased bonuses and other incentives offset by a $1 million decrease in eService fees collected and an $8.7 million increase in associate services cost primarily due to the increase in bonuses and incentive payments.

     Net cash provided by (used in) investing activities was $6.8 million, $(4.4) million and $30.1 million for 2009, 2008 and 2007, respectively. Capital expenditures were $3.4 million, $5.3 million and $5.9 million during 2009, 2008 and 2007, respectively. Sales and maturities of available-for-sale investments exceeded the purchases of such investments by $10.2 million, $843,000 and $35.9 million during 2009, 2008 and 2007.

     Net cash used in financing activities was $68.2 million, $58.3 million and $84.3 million for 2009, 2008 and 2007, respectively. This $9.9 million change during 2009 was primarily comprised of a $6.0 million increase in purchases of treasury stock and a $5.0 million decrease in proceeds from issuance of debt.

     We had a consolidated working capital deficit of $10.8 million at December 31, 2009, an increase of $8.5 million compared to a consolidated working capital deficit of $2.3 million at December 31, 2008. The increase was primarily due to the $9.8 million decrease in available-for-sale investments and the $6.4 million decrease in cash and cash equivalents partially offset by the $833,000 decrease in the current portion of notes payable, a $643,000 increase in refundable income taxes, a $1.8 million increase in deferred revenue and fees and a $2.9 million increase in accounts payable and accrued expenses. The $10.8 million working capital deficit at December 31, 2009 would have been $1.5 million in excess working capital excluding the $12.3 million of current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. Additionally, at the current rate of cash flow provided by operations ($67.8 million during 2009), we do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     We generally advance significant commissions to associates at the time a Membership is sold. We expense these advances ratably over the first month of the related Membership. During 2009, we paid advance commissions to associates of $132.8 million on new Membership sales compared to $120.9 million for 2008. Since approximately 96% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life. See Commissions to Associates above for additional information on advance commissions.

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 16 million shares during subsequent board meetings. The most recent authorization was for 1 million additional shares on November 30, 2009. At December 31, 2009, we had purchased 15.1 million treasury shares under these authorizations for $457.9 million, an average price of $30.32 per share, including $50.7 million of purchases in 2009. Treasury stock purchases will be made at prices that are considered attractive by management and at such times, that management believes will not unduly affect our liquidity, however, due to restrictions contained in our debt agreements with lenders, we are limited in our treasury stock purchases. At December 31, 2009, we had approximately $1.4 million of availability under existing bank covenant restrictions to purchase additional treasury shares. No time limit has been set for completion of the treasury stock purchase program. Given the current interest rate environment, the nature of other investments available and our expected cash flows, management believes that purchasing treasury shares enhances shareholder value. We expect to continue our treasury stock program. From time to time, we evaluate alternative sources of financing to continue or accelerate this program.

     We believe that we have the ability to finance the next twelve months of operations, anticipated capital expenditures and required debt repayment obligations based on our existing amount of cash and cash equivalents and unpledged investments at December 31, 2009 of $56.4 million. We believe our long-term liquidity needs will be met by our ability to generate cash flow from operations and our existing cash and cash equivalent balances. We expect to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, dividends, and advance repayment of debt subject to the restrictions contained in our debt agreements.

     Notes Payable
     In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

     * a limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;
     * a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests;
     *    a prohibition on prepayment of other debt;
     * a requirement to maintain consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for a rolling twelve month period ending December 31, 2006 and each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);
     * a requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least
          1.1 to 1;
     *    a requirement to maintain at least 1.3 million members;
     * a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1;
     * we must have availability (unused portion of the Revolving Facility) plus Qualified Cash (the amount of unrestricted cash and cash equivalents) greater than or equal to $12,500,000; and
     * an event of default occurs if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We were in compliance with these covenants at December 31, 2009. Additional information regarding Notes Payable is included in Note 6 to the Consolidated Financial Statements.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, PPLSIF and LSPV. The ability of these subsidiaries to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition, PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of PPLCI, PPLSIF or LSPV, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At January 1, 2010, none of PPLCI, PPLSIF or LSPV had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. At December 31, 2009, the amount of restricted net assets of consolidated subsidiaries was $25.5 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

     Contractual Obligations
     The following table reflects our contractual obligations as of December 31, 2009.

                                                                   Payments Due by Period (In Thousands)
                                                       ------------------------------------------------------------
                                                                     Less than                            More than
               Contractual Obligations                    Total       1 year     1-3 years    3-5 years    5 years
--------------------------------------------------     -----------  -----------  ----------  -----------  ----------
Long-term debt....................................      $   42,251   $  23,241    $  14,470   $   1,912    $   2,628
Purchase obligations(1)...........................           9,901       3,836        6,065           -            -
Deferred compensation plan........................           9,190           -            -           -        9,190
Capital leases....................................           1,131         245           56          62          768
Operating leases..................................             647         139          222          80          206
Interest payments on outstanding debt(2)..........             782         457          203          81           41
                                                       -----------  -----------  ----------  -----------  ----------
Total(3)..........................................      $   63,902   $  27,918    $  21,016   $   2,135    $  12,833
                                                       -----------  -----------  ----------  -----------  ----------

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

(2) Interest payments on our long-term debt have been calculated using the interest rates as of December 31, 2009 applied to the projected loan balances assuming principal payments according to the terms of each loan

(3) Does not include commitments for attorney provider payments, commissions, etc. which are expected to remain in existence for several years but as to which our obligations vary directly either based on Membership revenues or new Memberships sold and are not readily estimable. Capital lease obligation above does not include any interest.

Forward-Looking Statements

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of December 31, 2009 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described herein. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

         As of December 31, 2009, our investments consisted of the following:

Description                                                                 Fair Value
---------------------------------------------------------------------   ----------------
Obligations of state and political subdivisions......................      $     21,992
Certificates of deposit..............................................             4,911
Corporate obligations................................................               416
Auction Rate Securities..............................................               296
U. S. Government obligations.........................................                85
Total investments....................................................    ---------------
                                                                           $     27,700
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

                                                                          Hypothetical change     Estimated fair value
                                                                           in interest rate        after hypothetical
                                                             Fair Value  (bp = basis points)     change in interest rate
                                                             ----------  ---------------------  -------------------------
                                                                                (Dollars in thousands)
Fixed-maturity investments at December 31, 2009 (1)....      $  22,500    100 bp increase             $  21,406
                                                                          200 bp increase                20,375
                                                                          50 bp decrease                 23,017
                                                                          100 bp decrease                23,551

Fixed-maturity investments at December 31, 2008 (1)....      $  31,360    100 bp increase             $  29,831
                                                                          200 bp increase                28,457
                                                                          50 bp decrease                 32,134
                                                                          100 bp decrease                32,907

(1) Excluding short-term investments in certificates of deposit and auction rate certificates with a fair value of $5.2 million at December 31, 2009 and short-term investments in certificates of deposit with a fair value of $6.1 million at December 31, 2008.

          The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2009 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.1 million at that date. At December 31, 2008, and based on the fair value of fixed-maturity investments of $31.4 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.9 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. As of December 31, 2009, we had $42.3 million in notes payable outstanding at interest rates indexed to the 30-day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $423,000. As of December 31, 2009, we had not entered into any interest rate swap agreements with respect to the term loans or the variable rate municipal bonds.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as less than 2% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded positive foreign currency translation adjustments of $1.5 million during 2009 and have a cumulative positive foreign currency translation adjustment balance of $1.1 million at December 31, 2009. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

                 PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
Reports of Independent Registered Public Accounting Firm.....................................................     43

Management's Annual Report on Internal Control over Financial Reporting......................................     45

Consolidated Financial Statements
---------------------------------
Consolidated Balance Sheets - December 31, 2009 and 2008.....................................................     46
Consolidated Statements of Income - For the years ended December 31, 2009, 2008 and 2007.....................     47
Consolidated Statements of Cash Flows - For the years ended December 31, 2009, 2008 and 2007.................     48
Consolidated Statements of Changes In Stockholders' Equity and Other Comprehensive Income -
  For the years ended December 31, 2009, 2008 and 2007.......................................................     49
Notes to Consolidated Financial Statements...................................................................     50

Financial Statement Schedules
-----------------------------
Schedule I - Condensed Financial Information of the Registrant...............................................     72

      (All other schedules have been omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereon.)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited Pre-Paid Legal Services, Inc.'s (an Oklahoma corporation) and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pre-Paid Legal Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on Pre-Paid Legal Services, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Pre-Paid Legal Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows and changes in stockholders' equity and other comprehensive income for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 25, 2010

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. (an Oklahoma corporation) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows and changes in stockholders' equity and other comprehensive income for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included Schedule I as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pre-Paid Legal Services, Inc.'s and subsidiaries' internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 25, 2010

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

     Based on the assessment, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control-Integrated Framework issued by COSO. The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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


                          PRE-PAID LEGAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts and shares in 000's, except par values)


                                     ASSETS
                                                                                                December 31,
                                                                                          ---------------------------
                                                                                             2009          2008
                                                                                          ------------- -------------
Current assets:
  Cash and cash equivalents............................................................   $    32,904   $    26,528
  Available-for-sale investments, at fair value........................................         2,959        12,812
  Membership fees receivable...........................................................         6,286         6,639
  Inventories..........................................................................         1,266         1,285
  Refundable income taxes..............................................................         1,330           687
  Deferred member and associate service costs..........................................        16,074        15,737
  Deferred income taxes................................................................         5,370         5,151
  Other assets.........................................................................         6,123         6,200
                                                                                          ------------- -------------
      Total current assets.............................................................        72,312        75,039
Available-for-sale investments, at fair value..........................................        20,529        20,637
Investments pledged....................................................................         4,212         4,039
Property and equipment, net............................................................        49,100        53,445
Deferred member and associate service costs............................................         2,065         2,003
Cash value of life insurance policies..................................................         8,263         6,538
Other assets...........................................................................         1,507         1,142
                                                                                          ------------- -------------
        Total assets...................................................................   $   157,988   $   162,843
                                                                                          ------------- -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Membership benefits payable..........................................................   $    11,987   $    12,013
  Deferred revenue and fees............................................................        28,383        26,556
  Current portion of capital leases payable............................................           245            24
  Current portion of notes payable.....................................................        23,241        22,408
  Accounts payable and accrued expenses................................................        19,249        16,327
                                                                                          ------------- -------------
    Total current liabilities..........................................................        83,105        77,328
  Capital leases payable...............................................................           886           910
  Notes payable........................................................................        19,010        37,251
  Deferred revenue and fees............................................................         2,065         2,003
  Deferred income taxes................................................................         5,405         5,646
  Deferred compensation liabilities....................................................         9,190         7,898
                                                                                          ------------- -------------
      Total liabilities................................................................       119,661       131,036
                                                                                          ------------- -------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 14,904 and
    16,254 issued at December 31, 2009 and 2008, respectively..........................           149           163
  Retained earnings....................................................................       135,401       130,832
  Accumulated other comprehensive income...............................................         1,805          (160)
  Treasury stock, at cost; 4,852 shares held at December 31, 2009
    and 2008, respectively.............................................................       (99,028)      (99,028)
                                                                                          ------------- -------------
      Total stockholders' equity.......................................................        38,327        31,807
                                                                                          ------------- -------------
        Total liabilities and stockholders' equity.....................................   $   157,988   $   162,843
                                                                                          ------------- -------------

   The accompanying notes are an integral part of these financial statements.


                          PRE-PAID LEGAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in 000's, except per share amounts)




                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                              2009          2008          2007
                                                                         -------------  -------------  ------------
Revenues:
  Membership fees......................................................  $    426,429   $    436,778   $   427,428
  Associate services...................................................        28,352         23,534        25,112
  Other................................................................         3,696          4,177         4,549
                                                                         -------------  -------------  ------------
                                                                              458,477        464,489       457,089
                                                                         -------------  -------------  ------------
Costs and expenses:
  Membership benefits..................................................       145,128        150,318       148,792
  Commissions..........................................................       130,601        126,758       130,593
  Associate services and direct marketing..............................        31,921         23,582        28,875
  General and administrative...........................................        51,594         53,021        50,474
  Other, net...........................................................         8,558         13,413        13,841
                                                                         -------------  -------------  ------------
                                                                              367,802        367,092       372,575
                                                                         -------------  -------------  ------------

Income before income taxes.............................................        90,675         97,397        84,514
Provision for income taxes.............................................        35,537         37,225        33,312
                                                                         -------------  -------------  ------------
Net income.............................................................  $     55,138   $     60,172   $    51,202
                                                                         -------------  -------------  ------------

Basic earnings per common share........................................  $      5.05    $      5.05    $     3.89
                                                                         -------------  -------------  ------------

Diluted earnings per common share......................................  $      5.04    $      5.04    $     3.88
                                                                         -------------  -------------  ------------

Weighted average number of shares:
  Basic................................................................        10,918         11,916        13,151
                                                                         -------------  -------------  ------------
  Diluted..............................................................        10,932         11,934        13,197
                                                                         -------------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                                                              Year Ended December 31,
                                                                         ----------------------------------
                                                                           2009        2008         2007
                                                                         ----------  ----------  ----------
Cash flows from operating activities:
Net income...........................................................    $  55,138   $  60,172   $  51,202
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for deferred income taxes................................         (460)        385        (552)
  Depreciation and amortization......................................        8,187       8,756       8,532
  Decrease (increase) in accrued Membership fees receivable..........          353        (808)       (313)
  Decrease (increase) in inventories.................................           19         226        (174)
  (Increase) decrease in refundable income taxes.....................         (643)      1,566      (1,600)
  (Increase) decrease in deferred member and associate
    service costs....................................................         (399)      1,150        (375)
  Increase in other assets...........................................       (2,013)        (84)     (1,062)
  (Decrease) increase in Membership benefits payable.................          (26)       (142)        160
  Increase (decrease) in deferred revenue and fees...................        1,889      (1,092)        975
  Increase in other non-current liabilities..........................        1,292       1,354       1,337
  (Decrease) increase in income taxes payable........................            -      (5,590)      5,590
  Increase (decrease) in accounts payable and accrued expenses.......        4,457      (1,576)      3,458
                                                                         ----------  ----------  ----------
    Net cash provided by operating activities........................       67,794      64,317      67,178
                                                                         ----------  ----------  ----------
Cash flows from investing activities:
  Additions to property and equipment................................       (3,396)     (5,254)     (5,858)
  Purchases of investments - available-for-sale......................      (15,865)    (64,983)   (270,435)
  Maturities and sales of investments - available-for-sale...........       26,083      65,826     306,357
                                                                         ----------  ----------  ----------
    Net cash provided by (used in) investing activities..............        6,822      (4,411)     30,064
                                                                         ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of debt.....................................        5,000      10,000       9,556
  Repayments of debt.................................................      (22,408)    (24,074)    (27,793)
  Proceeds from exercise of stock options............................          108         338         (84)
  Tax benefit on exercise of stock options...........................           14         156         790
  Purchases of treasury stock........................................      (50,705)    (44,717)    (66,460)
  Repayment of capital lease obligations.............................         (249)        (22)       (341)
                                                                         ----------  ----------  ----------
    Net cash used in financing activities............................      (68,240)    (58,319)    (84,332)
                                                                         ----------  ----------  ----------
Net increase in cash and cash equivalents............................        6,376       1,587      12,910
Cash and cash equivalents at beginning of year.......................       26,528      24,941      12,031
                                                                         ----------  ----------  ----------
Cash and cash equivalents at end of year.............................    $  32,904   $  26,528   $  24,941
                                                                         ----------  ----------  ----------
Supplemental disclosure of cash flow information:
  Cash paid for interest.............................................    $   1,232   $   4,443   $   6,541
                                                                         ----------  ----------  ----------
  Cash paid for income taxes.........................................    $  38,070   $  42,142   $  30,937
                                                                         ----------  ----------  ----------
Non-cash activities - capital lease obligation incurred..............    $     446   $       -   $       -
                                                                         ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                          PRE-PAID LEGAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                AND OTHER COMPREHENSIVE INCOME (Amounts and shares in 000's, except dividend rates and par values)

                                                Common Stock                           Treasury Stock
                                             ------------------   Retained    Accum.   ------------------
                                              Shares    Amount     Earnings    OCI(1)   Shares     Amount      Total
                                             ---------  --------  ----------  --------  --------  ----------  --------
January 1, 2007............................    18,488   $   185   $ 129,413   $  290     4,852    $(99,028)   $30,860
Exercise of stock options and other........       122         1         (85)       -         -          -         (84)
Income tax benefit related to exercise
of stock options...........................         -         -         790        -         -          -         790
Net income.................................         -         -      51,202        -         -          -      51,202
Other comprehensive income(1)..............         -         -           -    1,531         -          -       1,531
Treasury shares purchased..................         -         -           -        -     1,319     (66,460)   (66,460)
Treasury shares retired....................    (1,319)      (13)    (66,447)       -    (1,319)     66,460          -
                                             ---------  --------  ----------  --------  --------  ----------  --------
December 31, 2007..........................    17,291       173     114,873    1,821     4,852     (99,028)    17,839
Exercise of stock options and other........        16         -         338        -         -          -         338
Income tax benefit related to exercise
of stock options...........................         -         -         156        -         -          -         156
Net income.................................         -         -      60,172        -         -          -      60,172
Other comprehensive income(1)..............         -         -           -   (1,981)        -          -      (1,981)
Treasury shares purchased..................         -         -           -        -     1,053     (44,717)   (44,717)
Treasury shares retired....................    (1,053)      (10)    (44,707)       -    (1,053)     44,717          -
                                             ---------  --------  ----------  --------  --------  ----------  --------
December 31, 2008..........................    16,254       163     130,832     (160)    4,852     (99,028)    31,807
Exercise of stock options and other........         4         -         108        -         -          -         108
Income tax benefit related to exercise
of stock options...........................         -         -          14        -         -          -          14
Net income.................................         -         -      55,138        -         -          -      55,138
Other comprehensive income(1)..............         -         -           -    1,965         -          -       1,965
Treasury shares purchased..................         -         -           -        -     1,354     (50,705)   (50,705)
Treasury shares retired....................    (1,354)      (14)    (50,691)       -    (1,354)     50,705          -
                                             ---------  --------  ----------  --------  --------  ----------  --------
December 31, 2009..........................    14,904   $   149   $ 135,401   $1,805     4,852    $(99,028)   $38,327
                                             ---------  --------  ----------  --------  --------  ----------  --------



(1) Other Comprehensive Income                                                           Year Ended December 31,
                                                                                       ----------------------------
                                                                                        2009       2008      2007
                                                                                       --------  --------  --------
Net income..........................................................................    $55,138   $60,172    $51,202

Other comprehensive income, net of tax:
  Foreign currency translation adjustment...........................................      1,535    (2,028)     1,206
                                                                                       --------  --------  --------
  Unrealized gains (losses) on investments, net of tax:
    Unrealized holding gains arising during period..................................        656        21        182
      Less: reclassification adjustment for (gains) losses included in net income...       (226)       26        143
                                                                                        --------  --------  --------
                                                                                            430        47        325
                                                                                        --------  --------  --------
Other comprehensive income, net of income taxes of $301, $25 and $207 in 2009,
  2008 and 2007, respectively.................................................            1,965    (1,981)     1,531
                                                                                        --------  --------  --------
Comprehensive income..........................................................          $57,103   $58,191    $52,733
                                                                                        --------  --------  --------

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

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the "Parent") and subsidiaries (collectively, the "Company") develop and market legal service plans (referred to as "Memberships"). The Memberships sold by us allow members to access legal services through a network of independent law firms ("provider law firms") under contract with us. We offer our Identity Theft Shield to new and existing members at $9.95 per month if added to a legal service Membership or it may be purchased separately for $12.95 per month. The nationwide provider of the Identity Theft Shield benefits and the Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm is licensed to practice. Because the fixed fee payments by us to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2009, Memberships subject to the capitated benefit provider arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, less than 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member's lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 5% of Members have elected to pay their fees in advance on an annual or semi-annual basis. At December 31, 2009, we had 1,547,585 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of the Memberships were in 29 states and provinces. The Memberships are marketed by an independent sales force referred to as "associates."

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

     Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include our legal contingencies accrual, member and associate revenue and cost deferrals, income tax accruals and the fair value of our financial instruments.

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

Fair values of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates. The carrying value of cash, certificates of deposit, Membership fees receivable, Membership benefits payable and accounts payable and accrued expenses are considered representative of their respective fair value, due to the short-term nature of these instruments. The carrying value of notes payable is considered representative of their respective fair values, due to the variable interest rate feature of such notes. The fair value disclosures relating to debt and equity securities are presented in Note 2.

     Cash and Cash Equivalents
     We consider all highly liquid unpledged investments with maturities of three months or less at time of acquisition to be cash equivalents. We place our temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs of $10 for 2009, 2008 and 2007 are deferred and recognized in income over the estimated life of a Membership in accordance with FASB ASC
Section 605, Revenue Recognition. We compute the expected Membership life using more than 25 years of actuarial data. At December 31, 2009, we computed the expected Membership life to be approximately three years. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force primarily from a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $87, $72 and $57 for 2009, 2008 and 2007, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $17) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2009 is estimated to be approximately five months, unchanged from year end 2008. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

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

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new members and new associates and that portion of payments made to provider law firms and associate commissions related to the deferred revenue discussed above. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, associate introduction kits, the associate incentive program, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention). Shipping and handling costs of $2.1 million, $1.7 million and $1.9 million in 2009, 2008 and 2007, respectively, are primarily included in Associate services and direct marketing costs.

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

     We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

     We and our subsidiaries are subject to U.S. Federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Our 2005 - 2009 U.S. federal income tax returns remain open to examination by the Internal Revenue Service (IRS). Our state and local income tax returns for years 2001 through 2009 remain open to examination by the state and local taxing authorities. Canadian income tax returns for 1999 through 2002 are currently under examination and years 2005 - 2009 are open to examination. The IRS examined our U.S. federal income tax return for 2004 resulting in no recommended adjustments to the tax return.

         We recognize interest and/or penalties related to income tax matters in general and administrative expenses.

     Commissions to Associates
     Prior to March 1, 2002, we had a level Membership commission schedule of approximately 27% of Membership fees and advanced the equivalent of up to three years of commissions on new Membership sales. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, we returned to a differential commission structure with rates of approximately 80% of first year Membership fees on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate's sales organization. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three-year commission advance or the differential commission structure with a one-year commission advance.

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

     Incentive awards payable
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve-month period. The incentive awards payable at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. Changes to any of these assumptions would directly affect the amount accrued, but we do not expect any of the significant trends affecting this account to change significantly in the near term.

     Legal Contingencies
     Our accounting for legal contingencies requires that a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. This process requires subjective judgment about the likely outcomes of litigation. Liabilities related to most of our lawsuits are especially difficult to estimate due to the nature of the claims, limitation of available data and uncertainty concerning the numerous variables used to determine likely outcomes or the amounts recorded. Litigation expenses are recorded as incurred and we do not accrue for future legal fees. It is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Treasury Stock
     We immediately retire all our treasury stock purchases at cost. We retired, at cost, 1,354,183, 1,053,614 and 1,318,721 shares of common stock during 2009, 2008 and 2007, respectively.

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

     In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. We adopted the guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of the guidance for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. The adoption of the guidance for our nonfinancial assets and nonfinancial liabilities had no impact on our consolidated financial statements.

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

     On April 9, 2009, the FASB issued guidance on the interim disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The guidance required those disclosures in all interim financial statements. This guidance is effective for interim periods ending after June 15, 2009 and we adopted them in second quarter 2009.

     In August 2009, the FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We adopted the provisions of this update for fair value measurements of liabilities effective October 1, 2009, which did not have a material impact on our consolidated financial statements.

Note 2 - Investments

     A summary of the amortized cost, unrealized gains and losses and fair values of our investments at December 31, 2009 and 2008 follows:

                                                                                December 31, 2009
                                                               ---------------------------------------------------
                                                                Amortized       Gross Unrealized          Fair
             Available-for-Sale and pledged investments            Cost        Gains       Losses        Value
             ------------------------------------------        ------------  ----------   ---------  --------------
             U.S. Government obligations...................      $      85     $     -     $     -     $      85
             Corporate obligations.........................            344          72           -           416
             Obligations of state and political subdivisions        20,895       1,101          (4)       21,992
             Auction Rate Certificates.....................            325           -         (29)          296
             Certificates of deposit.......................          4,911           -           -         4,911
                                                               ------------  ----------   ---------  --------------
             Total.........................................      $  26,560     $ 1,173     $   (33)    $  27,700
                                                               ------------  ----------   ---------  --------------

                                                                                December 31, 2008
                                                              ----------------------------------------------------
                                                                Amortized       Gross Unrealized          Fair
             Available-for-Sale and pledged investments            Cost        Gains       Losses        Value
             ------------------------------------------       ------------  ----------   ---------  --------------
             U.S. Government obligations...................      $     217     $    16     $     -     $     233
             Corporate obligations.........................            350           -           -           350
             Obligations of state and political subdivisions        30,385         938        (546)       30,777
             Auction Rate Certificates.....................            375           -           -           375
             Certificates of deposit.......................          5,753           -           -         5,753
             Total.........................................    ------------  ----------   ---------  --------------
                                                                 $  37,080     $   954     $  (546)    $  37,488
                                                               ------------  ----------   ---------  --------------


     In determining whether declines in the fair value of available-for-sale securities below their cost are other than temporary, management considers the financial condition of the issuer, causes for the decline in fair value (i.e., interest rate fluctuations or declines in creditworthiness) and severity and duration of the decline, among other things. At December 31, 2009, we had two out of 263 securities (primarily municipal securities) with unrealized losses in four consecutive quarters with combined market losses of $1,400. These losses were determined to be temporary since these securities were rated A2 or better and we have the ability to hold these to maturity.

     The contractual maturities of our available-for-sale investments in debt securities and certificates of deposit at December 31, 2009 by maturity date follows:

                                                                     Amortized
                                                                        Cost       Fair Value
                                                                     ------------  -------------
             One year or less...................................      $   5,236     $   5,238
             Two years through five years.......................          5,216         5,555
             Six years through ten years........................         10,989        11,585
             More than ten years................................          5,119         5,322
                                                                     ------------  -------------
             Total..............................................      $  26,560     $  27,700
                                                                     ------------  -------------

     Our investment securities are included in the accompanying consolidated balance sheets at December 31, 2009 and 2008 as follows:

                                                                           December 31,
                                                                     ---------------------------
                                                                        2009          2008
                                                                     ------------  -------------
             Available-for-sale investments (current)...........      $   2,959     $  12,812
             Available-for-sale investments (non-current).......         20,529        20,637
             Investments pledged................................          4,212         4,039
                                                                     ------------  -------------
             Total..............................................      $  27,700     $  37,488
                                                                     ------------  -------------

     We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

                                                                          December 31,
                                                                     ---------------------------
                                                                       2009          2008
                                                                     ------------  -------------
              Certificates of deposit............................    $   2,055     $   1,917
              Obligations of state and political subdivisions....        2,072         1,889
              U. S. Government obligations.......................           85           233
                                                                     ------------  -------------
              Total..............................................    $   4,212     $   4,039
                                                                     ------------  -------------

     Proceeds from sales of investments during 2009, 2008 and 2007 were $25.7 million, $14.4 million and $14.2 million, respectively, and resulted in gross realized gains of $425,000, $109,000 and $248,000 and gross realized losses of $54,000, $72,000 and $13,000, respectively.




Note 3 - Property and Equipment

     Property and equipment is comprised of the following:

                                                                                 December 31,
                                                             Estimated   ---------------------------
                                                             Useful Life     2009        2008
                                                             ----------- ------------  -------------
              Equipment, furniture and fixtures..........  3-10 years     $  47,719   $  44,967
              Computer software..........................  3 years           17,621      16,660
              Buildings..................................  20-40 years       39,450      39,420
              Automotive and aviation equipment..........  3-10 years        14,142      14,152
              Land.......................................  N/A                  445         445
                                                                        ------------  -------------
                                                                            119,377     115,644
              Accumulated depreciation..............................        (70,277)    (62,199)
                                                                        ------------  -------------
              Property and equipment, net...........................      $  49,100   $  53,445
                                                                        ------------  -------------

     As of December 31, 2009 and 2008, capitalized interest of $706,000 was included in the cost of the building. No interest was capitalized during 2009, 2008 or 2007.

Note 4 - Other Assets, Current

         Other Assets, current, are comprised of the following:

                                                                          December 31,
                                                                    -------------------------
                                                                       2009          2008
                                                                    -----------   -----------
              Prepaid Canadian income taxes......................   $   3,089     $   3,161
              Other prepaid expenses, current portion............       1,976         1,969
              Accrued interest receivable........................         363           489
              Other..............................................         695           581
                                                                    -----------   -----------
              Total..............................................   $   6,123     $   6,200
                                                                    -----------   -----------

Note 5 - Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses are comprised of the following:

                                                                          December 31,
                                                                    -------------------------
                                                                       2009          2008
                                                                    -----------   -----------
              Accounts payable...................................   $   3,550     $   4,003
              Commissions........................................       3,880             -
              Marketing bonuses payable..........................       3,518         3,399
              Incentive awards payable...........................       2,476         3,080
              Litigation accrual.................................           -           500
              Other..............................................       5,825         5,345
                                                                    -----------   -----------
              Total..............................................   $  19,249     $  16,327
                                                                    -----------   -----------


Note 6 - Notes Payable

     During 2006, we received $80 million of senior, secured financing (the "Senior Loan") from Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $75 million five year term loan facility (the "Term Facility") and a $5 million five year revolving credit facility (the "Revolving Facility"). At December 31, 2009, we had fully used the Revolving Facility. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and were used to purchase treasury stock.

     The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at December 31, 2009 was 1.74%. We are also obligated to make additional quarterly payments equal to 50% of our "excess cash flow" (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.43 to 1 at December 31, 2009. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part without penalty.

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

     In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

     * a limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;
     * a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests; At December 31, 2009, we had approximately $1.4 million of availability pursuant to this limitation.
     *    a prohibition on prepayment of other debt;
     * a requirement to maintain consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for a rolling twelve month period ending December 31, 2006 and each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);
     * a requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least
          1.1 to 1;
     *    a requirement to maintain at least 1.3 million members;
     * a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1;

     * we must have availability (unused portion of the Revolving Facility) plus Qualified Cash (the amount of unrestricted cash and cash equivalents) greater than or equal to $12,500,000; and
     * an event of default occurs if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

     We were in compliance with these covenants at December 31, 2009.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30-day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at December 31, 2009 was 1.74% with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan's financial covenants conform to those of the Senior Loan.

     During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30-day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at December 31, 2009 was 1.13% with monthly principal payments of $80,000 plus interest.

     During June 2008, we received additional financing from Bank of Oklahoma for $10 million on an unsecured basis repayable in 12 equal monthly payments beginning June 30, 2008, together with interest at LIBOR plus 162.5 basis points. This loan was repaid in its entirety pursuant to its terms.

     A schedule of outstanding balances as of December 31, 2009 is as follows:

             Senior loan................................     $ 28,750
             Real estate loan...........................        6,095
             Aircraft loan..............................        7,406
                                                             ---------
             Total notes payable........................       42,251
             Less: Current portion of notes payable.....      (23,241)
                                                             ---------
             Long term portion..........................     $ 19,010
                                                             ---------

     A schedule of future maturities as of December 31, 2009 is as follows:

             Repayment Schedule commencing
             January 2010:
             Year 1.....................................     $ 23,241
             Year 2.....................................       13,514
             Year 3.....................................          956
             Year 4.....................................          956
             Year 5.....................................          956
             Thereafter.................................        2,628
                                                             ---------
             Total notes payable........................     $ 42,251
                                                             ---------

Note 7 - Income Taxes



     The provision for income taxes consists of the following:

                                                     Year Ended December 31,
                                              ----------------------------------
                                                  2009        2008        2007
                                              ----------  ---------   ----------
Current....................................   $  35,997   $  36,840   $  33,864
Deferred...................................        (460)        385        (552)
                                              ----------  ---------   ----------
Total provision for income taxes...........   $  35,537   $  37,225   $  33,312
                                              ----------  ---------   ----------

     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

                                                      Year Ended December 31,
                                                --------------------------------
                                                 2009        2008        2007
                                                ---------  ---------  ----------
Statutory Federal income tax rate..........      35.0%       35.0%       35.0%
Tax exempt interest........................       (.5)        (.6)       (1.0)
Wage tax credits...........................       (.3)        (.3)        (.4)
Prior years, state income taxes, net.......       -           -           2.4
State income tax expense, net..............       4.7         4.0         3.8
Other......................................        .3          .1         (.4)
                                                ---------  ---------  ----------
Effective income tax rate..................      39.2%       38.2%       39.4%
                                                ---------  ---------  ----------

     During the 2007 fourth quarter we discovered and corrected a clerical error in the amount of net operating loss reported in a 2003 state income tax return which resulted in nonpayment of income taxes in that state for several years.


     Deferred tax liabilities and assets at December 31, 2009 and 2008 are comprised of the following:

                                                             December 31,
                                                         -----------------------
                                                           2009        2008
                                                         ---------    ----------
Deferred tax liabilities relating to:
       Deferred member and associate service costs...    $  7,074     $  6,919
       Property and equipment........................       8,710        8,693
       Unrealized investment gains...................         457          159
                                                         ---------    ----------
       Total deferred tax liabilities................      16,241       15,771
                                                         ---------    ----------
Deferred tax assets relating to:
       Expenses not yet deducted for tax purposes....       4,318        4,028
       Deferred revenue and fees.....................      11,875       11,138
       Other.........................................          13          110
                                                         ---------    ----------
       Total deferred tax assets.....................      16,206       15,276
                                                         ---------    ----------
       Net deferred tax liability....................    $    (35)    $   (495)
                                                         ---------    ----------

     Our deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2009 and 2008 as follows.

                                                             December 31,
                                                         -----------------------
                                                           2009        2008
                                                         ---------    ----------
Deferred income taxes (current asset)..............      $  5,370      $  5,151
Deferred income taxes (non-current liability)......        (5,405)       (5,646)
                                                         ---------    ----------
Net deferred tax liability.........................      $    (35)     $   (495)
                                                         ---------    ----------

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

Note 8 - Stockholders' Equity

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 16 million shares during subsequent board meetings. At December 31, 2009, we had purchased 15.1 million treasury shares under these authorizations for a total consideration of $457.9 million, an average price of $30.32 per share. We purchased and formally retired 1,354,183 shares of our common stock during 2009 for $50.7 million, or an average price of $37.44 per share, reducing our common stock by $13,541 and our retained earnings by $50.7 million. At December 31, 2009 and 2008, we had 10.1 million and 11.4 million common shares outstanding, respectively, net of treasury shares. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times, that we believe will not unduly affect our liquidity.

     The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years' net profits. PPLSIF is similarly restricted pursuant to the insurance laws of Florida. During 2009, PPLCI declared and, after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $6.7 million compared to the $14.9 million dividend paid to us during 2008. During 2009, LSPV paid us an ordinary dividend of $1.8 million compared to $4.1 million during 2008. At December 31, 2009, the amount of restricted net assets of consolidated subsidiaries was $25.5 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.


Note 9 - Other Expenses, net

     The components of other expenses, net are as follows:

                                                                             Year Ended December 31,
                                                                        -----------------------------------
                                                                          2009        2008         2007
                                                                        ----------- ----------- -----------
              Depreciation and amortization..........................   $  8,187    $  8,756    $  8,532
              Premium taxes..........................................      1,765       1,776       1,956
              Interest expense.......................................      1,173       4,221       6,678
              Litigation settlements and change in litigation accrual       (450)        906          15
              Interest income........................................     (2,117)     (2,246)     (3,340)
                                                                        ----------- ----------- -----------
              Total Other expenses, net..............................   $  8,558    $ 13,413    $ 13,841
                                                                        ----------- ----------- -----------

Note 10 - Comprehensive Income


     Comprehensive income is comprised of two subsets - net income and other comprehensive income. Included in other comprehensive income for us are foreign currency translation adjustments and unrealized gains on investments. These items are accumulated within the Statements of Changes in Stockholders' Equity and Other Comprehensive Income under the caption "Accumulated OCI." As of December 31, accumulated other comprehensive income, as reflected in the Consolidated Statements of Changes in Stockholders' Equity, was comprised of the following:

                                                                                         2009         2008
                                                                                      -----------  -----------
             Foreign currency translation adjustments.............................    $  1,110     $  (425)
             Unrealized losses on investments, net of income taxes
               of $443 and $159...................................................         695         265
                                                                                      -----------  -----------
             Accumulated other comprehensive income (loss)........................    $  1,805     $  (160)
                                                                                      -----------  -----------

Note 11 - Related Party Transactions

     As part of the share repurchase program described previously, we may from time to time make such purchases from related parties. The table below reflects all such transactions during 2009, 2008 and 2007:

 Transaction     No. of             Transaction                         Acquired
     Date        shares     Price      Amount      Basis of Price         From            Relationship
-------------   ---------   -------  ----------- ------------------ ---------------- --------------------------
   3/16/2007          825   $ 53.45  $    44,096  Prior day close   Steve Williamson Chief Financial Officer
   4/25/2007       33,469     59.70    1,998,099 Lower of close or  Randy Harp       Chief Operating Officer
                                                 Volume-Weighted
                                                   Average Price
   4/25/2007      100,000     59.70    5,970,000 Lower of close or  Harland          Chief Executive Officer
                                                 Volume-Weighted    Stonecipher
                                                   Average Price
    7/5/2007          900     66.91       60,219  Prior day close   John Hail        Director
    8/2/2007          500     52.26       26,130  Prior day close   TVC Inc.         Director John Hail controlled
                                                                                     entity
   8/25/2008        6,500     44.39      288,535  Prior day close   Randy Harp       Chief Operating Officer
   8/25/2008        2,000     44.39       88,780  Prior day close   Steve Williamson Chief Financial Officer
   12/8/2008      150,000     35.08    5,262,000  Negotiated below  Idoya Partners   Partnership jointly managed by
                                                   closing price                     Director Thomas W. Smith and
                                                                                     others
   1/30/2009      200,000     33.57    6,714,000  Negotiated below  Idoya Partners   Partnership jointly managed by
                                                   closing price                     Director Thomas W. Smith and
                                                                                     others

Note 12 - Leases

     At December 31, 2009, we were committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $133,000, $122,000 and $111,000 in 2009, 2008 and 2007, respectively.

     Future  commitments   commencing  January  2010  related  to  noncancelable
operating leases are as follows:

             Year Ended December 31,
             2010...............................................     $     139
             2011...............................................           138
             2012...............................................            84
             2013...............................................            53
             2014...............................................            27
             Thereafter.........................................           206
                                                                     -----------
             Total operating lease commitments..................     $     647
                                                                     -----------

     Future minimum lease payments commencing in January 2010 related to capital leases are as follows:


             Year Ended December 31,
             2010...............................................     $     308
             2011...............................................            81
             2012...............................................            81
             2013...............................................            81
             2014...............................................            81
             Thereafter.........................................         1,244
                                                                     -----------
             Total minimum lease payments.......................         1,876
             Less: Imputed interest.............................          (745)
                                                                     -----------
             Present value of net minimum lease payments........         1,131
             Less: Current portion..............................          (245)
                                                                     -----------
             Noncurrent portion of capital leases payable.......     $     886
                                                                     -----------

     We have entered into capital leases to acquire equipment and buildings that expire at various dates through 2033. The capital lease assets are included in property and equipment as follows at December 31, 2009 and December 31, 2008.

                                                               December 31,
                                                       -------------------------
                                                            2009          2008
                                                       ------------  -----------
Equipment, furniture and fixtures..................    $   1,175     $     729
Buildings and improvements.........................          314           314
                                                       ------------  -----------
                                                           1,489         1,043
Less: accumulated amortization.....................         (340)         (225)
                                                       ------------  -----------
Net capital lease assets...........................    $   1,149     $     818
                                                       ------------  -----------

Note 13 - Commitments and Contingencies

     On March 27, 2006, we received a complaint filed by Blackburn & McCune PLLC, a former provider attorney law firm, in the Second Circuit Court of Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract and fraud. On May 15, 2006, the trial court dismissed plaintiff's complaint in its entirety. Plaintiff amended the complaint to allege fraud and breach of fiduciary duty on June 12, 2006 and filed a notice of appeal on June 13, 2006. On August 24, 2007, the Court of Appeals reversed the ruling of the trial court and remanded the suit to the trial court for further proceedings. On June 24, 2009, the trial court granted our motion for summary judgment and dismissed plaintiff's action against us in its entirety. Plaintiff appealed the summary judgment, oral arguments have been held, and we are awaiting the ruling of the appellate court. The ultimate outcome of this matter is not determinable.

     On March 23, 2007, we received a Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC") requesting information relating to our Identity Theft Shield and Affirmative Defense Response System ("ADRS") Program. On April 20, 2009, we received a letter from the FTC alleging misrepresentations in sales materials used in our Identity Theft Shield and ADRS program such that we made false and misleading claims about the effectiveness of ADRS for helping organizations comply with government data security requirements. Revisions to the marketing materials originally provided to the FTC have been made subsequent to the initial communication with the FTC. We attempted to resolve this matter with the FTC between May 2009 and November 2009; however on November 18, 2009, the FTC forwarded a staff recommendation to the Commission with a proposed complaint seeing injunctive relief and disgorgement of funds received for sales of the identity theft shield and legal plan products at ADRS presentations. We met with the FTC on February 3, 2010 to explain our disagreement with the FTC and to reach a mutually agreeable solution. The FTC could decide to commence administrative or federal court proceedings for purposes of determining whether there has been a violation and might seek a variety of remedies, including injunctive relief. The ultimate outcome of the matter is not determinable but we will vigorously defend our interests in this matter.

     On October 5, 2009, we received a subpoena from the Division of Enforcement of the Securities and Exchange Commission ("SEC"). The subpoena requires us to produce a variety of documents pertaining to our treasury stock repurchase program; our ADRS program and other marketing practices; membership statistical information; segment reporting; the FTC contingency disclosure; and other operational practices. This investigation is a fact-finding inquiry and does not mean that the SEC has reached any conclusions. We are cooperating with the staff of the SEC and providing the requested information and expect to continue to do so. We are not able to predict what the outcome of this inquiry may be or when it will be resolved.

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

     Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments that aggregate $5.7 million. During 2007, we reached a settlement with Canadian taxing authorities regarding the general and administrative deductions that would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian and U.S. tax returns have been amended to reflect the changes in our general and administrative expense and credits/refunds for the associated taxes, penalty and interest. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense and we base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale, therefore this prepaid expense (the commission payments) is deductible when paid. In addition, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. We did not prevail on the commission issue on our appeal to the Canadian taxing authorities and on December 19, 2008 filed our Notice of Appeal with the Tax Court of Canada. During the 3rd quarter 2009, the Canadian taxing authorities indicated they are amenable to a settlement regarding the commission issue. We have paid all the assessed tax, penalty and interest relating to the commission issue and at December 31, 2009 have $3 million recorded in Other Assets, Current which represents the amount of previously paid tax, penalty and interest for tax years 1999 through 2002 we expect to ultimately receive. It is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.


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

     Also included below are stock options that were issued to our Regional Vice Presidents ("RVPs") in order to encourage stock ownership by our RVPs and to increase the proprietary interest of such persons in our growth and financial success. These options have been granted periodically to RVPs since 1996. Options were granted at fair market value at the date of the grant and were generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There we no options granted to RVPs during 2009, 2008 or 2007.

     A summary of the status of our total stock option activity as of December 31, 2009, 2008 and 2007, and for the years ended on those dates is presented below:

                                                 2009                       2008                      2007
                                        ------------------------  ------------------------  ------------------------
                                                       Weighted                  Weighted                  Weighted
                                                       Average                   Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                           Shares       Price       Shares        Price       Shares        Price
                                        -----------  -----------  -----------  -----------  ------------  -----------
Outstanding at beginning of year.......   42,500       $  19.70       58,500     $  20.08      273,040     $  23.26
Granted................................        -           -               -         -               -         -
Exercised..............................   (4,500)         23.93      (16,000)       21.09     (208,943)       24.17
Terminated.............................        -           -               -         -          (5,597)       22.87
                                        -----------  -----------  -----------  -----------  ------------  -----------
Outstanding at end of year.............   38,000       $  19.20       42,500     $  19.70       58,500     $  20.08
                                        -----------  -----------  -----------  -----------  ------------  -----------
Options exercisable at year end........   38,000       $  19.20       42,500     $  19.70       58,500     $  20.08
                                        -----------  -----------  -----------  -----------  ------------  -----------
Aggregate intrinsic value of
outstanding options....................  $   831                   $     748                  $  2,063
                                        -----------               -----------                -----------

Intrinsic value of options exercised...  $    40                   $     398                  $  6,821
                                        -----------               -----------                -----------

Fair value of options vested during
period.................................  $     -                   $     -                   $     -
                                        -----------               -----------                -----------
Weighted average grant date fair
value per share........................      N/A                       N/A                       N/A
                                        -----------               -----------                -----------

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

                                      Weighted Average
                                          Remaining        Weighted Average
Exercise Price   Number Outstanding    Contractual Life     Exercise Price
--------------   ------------------   -----------------    -----------------
   $19.20            38,000                1.16                 $19.20
--------------   ------------------   -----------------    -----------------

     During 1988, we adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Prior to December 31, 2006, up to seventy-five percent of the contributions made by employees were used to purchase Company common stock with the remaining twenty-five percent allocated to other investment options within the plan. For plan years beginning after December 31, 2006, the plan allows participants to move any portion of their account that is invested in our stock from that investment into other investment alternatives under the plan. At our option, we may make matching contributions to the plan in cash, and recorded expense of $512,000, $544,000 and $486,000 for 2009, 2008 and
2007 respectively.

     In November 2002, we adopted a deferred compensation plan, which permits executive officers and key employees to defer receipt of a portion of their compensation. Deferred amounts accrue hypothetical returns based upon investment options selected by the participant. We have amended the deferred compensation plan, effective January 1, 2009, to comply with new provisions of Section 409A of the Internal Revenue Code. Deferred amounts are paid in cash based on the value of the investment option and are generally payable following termination of employment in a lump sum or in installments as elected by the participant, but the plan provides for financial hardship distributions, distributions in the event of total disability or death and distributions upon a change in control. The plan also provides for a death benefit of $500,000 for each participant. Although the plan is unfunded and represents an unsecured liability of ours to the participants, we have purchased variable life insurance policies owned by us to insure the lives of the group of participants and to finance our obligations under the plan. As of December 31, 2009 and 2008, we had an aggregate deferred compensation liability of $9.2 million and $7.9 million, respectively, which is included in other non-current liabilities. At December 31, 2009 and 2008, the cash value of the underlying insurance policies owned by us was $8.3 million and $6.5 million, respectively, and was included in other assets.

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

                                                                                  Year Ended December 31,
                                                                                ------------------------------
Basic Earnings Per Share:                                                        2009       2008      2007
                                                                                --------- ---------  ---------
Earnings:
Income........................................................................  $ 55,138  $ 60,172   $ 51,202
                                                                                --------- ---------  ---------
Shares:
Weighted average shares outstanding...........................................    10,918    11,916     13,151
                                                                                --------- ---------  ---------

Diluted Earnings Per Share:
Earnings:
Income........................................................................  $ 55,138  $ 60,172   $ 51,202
                                                                                --------- ---------  ---------
Shares:
Weighted average shares outstanding...........................................    10,918    11,916     13,151
Assumed exercise of options...................................................        14        18         46
                                                                                --------- ---------  ---------
Weighted average number of shares, as adjusted................................    10,932    11,934     13,197
                                                                                --------- ---------  ---------

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded from the diluted earnings per share calculation for the years ended December 31, 2009, 2008 and 2007.

Note 16 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2009 and 2008.

                                       Selected Quarterly Financial Data(1)
                                     (In thousands, except per share amounts)
                             2009                              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
------------------------------------------------------------   -----------  -----------  -----------  -----------
Revenues....................................................    $ 113,120    $ 112,393    $ 113,947    $ 119,017
Net income..................................................       17,101       15,791       10,831       11,415
Basic income per common share - Net Income..................    $    1.53    $    1.44    $     .99    $    1.08
Diluted income per common share - Net Income................    $    1.52    $    1.44    $     .99    $    1.08
                             2008
------------------------------------------------------------
Revenues....................................................    $ 116,203    $ 116,855    $ 116,523    $ 114,908
Net income..................................................       15,942       15,056       14,442       14,732
Basic income per common share - Net Income..................    $    1.29    $    1.25    $    1.23    $    1.28
Diluted income per common share - Net Income................    $    1.29    $    1.25    $    1.23    $    1.27

(1) The sum of EPS for the four quarters may differ from the annual EPS due to rounding and the required method of computing weighted average number of shares in the respective periods.

Note 17 - Segment Information

     We operate a consistent business model, marketing Memberships to our customers in the United States and four Canadian provinces. We maintain regional geographic management to facilitate local execution of our marketing strategies. However, the most significant performance evaluations and resource allocations made by our chief operating decision makers are made on a global basis. As such, we have concluded that we maintain one operating and reportable segment. Substantially all of our business is currently conducted in the United States. Revenues from our Canadian operations for 2009, 2008 and 2007 were $8.7 million, $8.7 million and $7.9 million, respectively. We have no significant long-lived assets located in Canada.


Note 18 - Fair Value Measurement

     On January 1, 2008, we adopted FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. ASC 820 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At each balance sheet date, we perform an analysis of all instruments subject to ASC 820 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

     The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008 by level within the fair value hierarchy:

                                                         December 31,
        Available for Sale Investments            --------------------------
        Fair Value Measurements Using:                2009          2008
                                                  -----------   ------------
Level 1 inputs..............................      $       -     $       -
Level 2 inputs..............................         27,700        37,488
Level 3 inputs..............................              -             -
                                                  -----------   ------------
Total.......................................      $  27,700     $  37,488
                                                  -----------   ------------

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

     Our financial instruments consist primarily of cash, certificates of deposit, short-term investments, debt and equity securities, Membership fees receivable, Membership benefits payable, notes payable and accounts payable and accrued expenses. Fair value estimates have been determined by us, using available market information and appropriate valuation methodologies. Fair values of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates. The carrying value of cash, certificates of deposit, Membership fees receivable, Membership benefits payable and accounts payable and accrued expenses are considered to be representative of their respective fair value, due to the short-term nature of these instruments. The carrying value of notes payable is considered to be representative of their respective fair values, due to the variable interest rate feature of such notes. The fair value disclosures relating to debt and equity securities are presented above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
---------------------------------

Controls and Procedures

     Our principal executive officer (Chairman, Chief Executive Officer and President) and principal financial officer (Chief Financial Officer) have evaluated our disclosure controls and procedures as of December 31, 2009, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 U.S.C. ss. 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

     The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Management's Annual Report on Internal Control over Financial Reporting."

Attestation Report of Independent Registered Public Accounting Firm

     The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting."

Changes in Internal Control Over Financial Reporting

     During the fourth quarter of 2009, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Certifications

     Our Chief Executive and Chief Financial Officers have completed the certifications required to be filed as an Exhibit to this Report (See Exhibits
31.1 and 31.2) relating to the design of our disclosure controls and procedures and the design of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
---------------------------

None.

                                    PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10 through 14 of Form 10-K are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2010.

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



                                 PRE-PAID LEGAL SERVICES, INC.

Date: February 24, 2010   By:    /s/ Randy Harp
                                 -----------------------------------------------
                                     Randy Harp
                                     Chief Operating Officer

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


                       Name                                         Position                         Date
                       ----                                         --------                         ----

            /s/ Harland C. Stonecipher                 Chairman of the Board of Directors     February 24, 2010
----------------------------------------------------     (Principal Executive Officer)
              Harland C. Stonecipher


                  /s/ Randy Harp                            Chief Operating Officer           February 24, 2010
----------------------------------------------------
                    Randy Harp


               /s/ Steve Williamson                         Chief Financial Officer           February 24, 2010
----------------------------------------------------       (Principal Financial and
                   Steve Williamson                            Accounting Officer)

              /s/ Orland G. Aldridge                                Director                  February 24, 2010
----------------------------------------------------
                Orland G. Aldridge


               /s/ Martin H. Belsky                                 Director                  February 24, 2010
----------------------------------------------------
                 Martin H. Belsky


              /s/ Peter K. Grunebaum                                Director                  February 24, 2010
----------------------------------------------------
                Peter K. Grunebaum


                 /s/ John W. Hail                                   Director                  February 24, 2010
----------------------------------------------------
                   John W. Hail


                 /s/ Duke R. Ligon                                  Director                  February 24, 2010
----------------------------------------------------
                   Duke R. Ligon


                /s/ Thomas W. Smith                                 Director                  February 24, 2010
----------------------------------------------------
                  Thomas W. Smith


PRE-PAID LEGAL SERVICES, INC AND SUBSIDIARIES
Schedule I - Condensed Financial Information of the Registrant



                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 BALANCE SHEETS
                               (Amounts in 000's)

                                     ASSETS

                                                                                               December 31,
                                                                                          -----------------------
                                                                                             2009        2008
                                                                                          ----------   ----------
Current assets:
  Cash and cash equivalents............................................................   $  23,365    $  19,434
  Available-for-sale investments, at fair value........................................           -       11,789
  Membership fees receivable...........................................................       4,936        5,149
  Inventories..........................................................................       1,266        1,285
  Refundable income taxes..............................................................       1,330          687
  Deferred member and associate service costs..........................................      14,742       14,348
  Other assets.........................................................................       2,718        2,744
                                                                                          ----------   ----------
      Total current assets.............................................................      48,357       55,436
Available-for-sale investments, at fair value..........................................         324          684
Investments pledged....................................................................         345          307
Property and equipment, net............................................................      48,532       52,844
Investments in and amounts due to/from subsidiaries, net...............................      52,394       47,946
Deferred member and associate service costs............................................       1,894        1,826
Other assets...........................................................................       9,735        8,213
                                                                                          ----------   ----------
        Total assets...................................................................   $ 161,581    $ 167,256
                                                                                          ----------   ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Membership benefits payable..........................................................   $  11,549    $  11,640
  Deferred revenue and fees............................................................      24,065       22,146
  Current portion of capital leases payable............................................         245           24
  Current portion of notes payable.....................................................      23,241       22,408
  Accounts payable and accrued expenses................................................      17,922       14,526
                                                                                          ----------   ----------
    Total current liabilities..........................................................      77,022       70,744
  Capital leases payable...............................................................         886          910
  Notes payable........................................................................      19,010       37,251
  Deferred revenue and fees............................................................       1,751        1,670
  Deferred income taxes................................................................      15,395       16,976
  Other non-current liabilities........................................................       9,190        7,898
                                                                                          ----------   ----------
      Total liabilities................................................................     123,254      135,449
                                                                                          ----------   ----------
Stockholders' equity:
  Common stock.........................................................................         149          163
  Retained earnings....................................................................     135,401      130,832
  Accumulated other comprehensive income...............................................       1,805         (160)
  Treasury stock, at cost..............................................................     (99,028)     (99,028)
                                                                                          ----------   ----------
      Total stockholders' equity.......................................................      38,327       31,807
                                                                                          ----------   ----------
        Total liabilities and stockholders' equity.....................................   $ 161,581    $ 167,256
                                                                                          ----------   ----------





                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF INCOME
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2009          2008          2007
                                                                          ------------   ------------  ------------
Revenues:
  Membership fees......................................................   $   327,826    $   332,772   $   323,254
  Associate services...................................................        27,773         23,266        24,888
  Other................................................................         2,853          3,276         3,474
                                                                          ------------   ------------  ------------
                                                                              358,452        359,314       351,616
                                                                          ------------   ------------  ------------
Costs and expenses:
  Membership benefits..................................................       111,367        114,624       113,045
  Commissions..........................................................       104,870         98,857       101,700
  Associate services and direct marketing..............................        31,717         23,484        28,875
  General and administrative...........................................        33,208         33,236        39,770
  Other, net...........................................................         7,851         12,427        13,402
                                                                          ------------   ------------  ------------
                                                                              289,013        282,628       296,792
                                                                          ------------   ------------  ------------
Income before income taxes and equity in net income of subsidiaries....        69,439         76,686        54,824
Provision for income taxes.............................................        27,663         29,049        17,373
                                                                          ------------   ------------  ------------
Income before equity in net income of subsidiaries.....................        41,776         47,637        37,451
Equity in net income of subsidiaries...................................        13,362         12,535        13,751
                                                                          ------------   ------------  ------------
Net income.............................................................   $    55,138    $    60,172   $    51,202
                                                                          ------------   ------------  ------------




                 PRE-PAID LEGAL SERVICES, INC. (Parent Company)
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)

                                                                                  Year Ended December 31,
                                                                          -----------------------------------------
                                                                              2009          2008          2007
                                                                          ------------   ------------  ------------
Net cash provided by operating activities..............................    $   63,026     $   71,600    $   64,494
                                                                          ------------   ------------  ------------

Cash flows from investing activities:
  Additions to property and equipment..................................        (3,396)        (5,170)       (5,817)
  Purchases of investments - available-for-sale........................          (101)       (61,774)     (220,355)
  Maturities and sales of investments - available-for-sale.............        12,642         53,387       256,475
                                                                          ------------   ------------  ------------
    Net cash (used in) provided by investing activities................         9,145        (13,557)       30,303
                                                                          ------------   ------------  ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options..............................           108            338           (84)
  Tax benefit on exercise of stock options.............................            14            156           790
  Decrease in capital lease obligations................................          (249)           (22)         (341)
  Purchases of treasury stock..........................................       (50,705)       (44,717)      (66,460)
  Proceeds from issuance of debt.......................................         5,000         10,000         9,556
  Repayments of debt...................................................       (22,408)       (24,074)      (27,793)
                                                                          ------------   ------------  ------------
    Net cash used in financing activities..............................       (68,240)       (58,319)      (84,332)
                                                                          ------------   ------------  ------------

Net increase (decrease) in cash and cash equivalents...................         3,931           (276)       10,465
Cash and cash equivalents at beginning of year.........................        19,434         19,710         9,245
                                                                          ------------   ------------  ------------
Cash and cash equivalents at end of year...............................    $   23,365     $   19,434    $   19,710
                                                                          ------------   ------------  ------------

Supplemental disclosure of cash flow information:
  Cash paid for interest...............................................    $    1,172     $    4,074    $    6,536
                                                                          ------------   ------------  ------------
  Cash paid for income taxes...........................................    $   29,940     $   35,029    $   30,588
                                                                          ------------   ------------  ------------
  Non-cash activities - capital lease obligation incurred..............    $      446     $        -    $        -
                                                                          ------------   ------------  ------------

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

     Dividends from Subsidiaries
     Dividends paid to the Parent Company from its subsidiaries are accounted for by the equity method. During 2009, PPLCI declared and, after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $6.7 million compared to the $14.9 million and $7.4 million dividends paid to us during 2008 and 2007, respectively. During 2009, LSPV paid us an ordinary dividend of $1.8 million compared to $4.1 million during 2008 and $1.6 million during 2007.



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


                                INDEX TO EXHIBITS

  Exhibit No.                                   Description
  -----------                                   -----------

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

  10.23         Share  Repurchase  Letter  agreement  between Pre-Paid Legal Services, Inc. and Idoya Partners dated
                December 8, 2008

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