Form 10-Q
period 2010-04-27
PRE PAID LEGAL SERVICES INC
filed 2010-04-27
CIK 311657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010
or

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

(580) 436-1234
(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)			☐ Yes ☒ No
The number of shares outstanding of the registrant’s common stock (excluding 4,852,179 shares held in treasury) as of April 21, 2010 was 10,010,166.

PRE-PAID LEGAL SERVICES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2010

CONTENTS

Part I. Financial Information

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

	Signatures	22

ITEM 1. FINANCIAL STATEMENTS
PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in 000's, except par values)

ASSETS
	March 31,	December 31,
	2010	2009
Current assets:	(Unaudited)
Cash and cash equivalents	$47,521	$32,904
Available-for-sale investments, at fair value	4,585	2,959
Membership fees receivable	6,239	6,286
Inventories	835	1,266
Refundable income taxes	–	1,330
Deferred member and associate service costs	16,397	16,074
Deferred income taxes	5,052	5,370
Other assets	5,930	6,123
Total current assets	86,559	72,312
Available-for-sale investments, at fair value	19,488	20,529
Investments pledged	4,274	4,212
Property and equipment, net	47,367	49,100
Deferred member and associate service costs	2,062	2,065
Cash value of life insurance policies	8,673	8,263
Other assets	1,380	1,507
Total assets	$169,803	$157,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Membership benefits payable	$11,644	$11,987
Deferred revenue and fees	27,866	28,383
Current portion of capital leases payable	246	245
Current portion of notes payable	18,241	23,241
Income taxes payable	9,742	–
Accounts payable and accrued expenses	13,907	19,249
Total current liabilities	81,646	83,105
Capital leases payable	879	886
Notes payable	14,449	19,010
Deferred revenue and fees	2,062	2,065
Deferred income taxes	5,919	5,405
Deferred compensation liabilities	9,629	9,190
Total liabilities	114,584	119,661
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized; 14,865 and 14,904 issued at March 31, 2010 and December 31, 2009, respectively	149	149
Retained earnings	152,619	135,401
Accumulated other comprehensive income	1,479	1,805
Treasury stock, at cost; 4,852 shares held at March 31, 2010 and December 31, 2009, respectively	(99,028)	(99,028)
Total stockholders’ equity	55,219	38,327
Total liabilities and stockholders’ equity	$169,803	$157,988

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in 000's, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Membership fees	$107,320	$106,905
Associate services	8,028	5,282
Other	883	933
	116,231	113,120
Costs and expenses:
Membership benefits	35,682	36,205
Commissions	29,526	27,012
Associate services and direct marketing	5,547	6,803
General and administrative	12,302	13,383
Other, net	2,380	2,289
	85,437	85,692

Income before income taxes	30,794	27,428
Provision for income taxes	12,008	10,327
Net income	$18,786	$17,101

Basic earnings per common share	$1.87	$1.53
Diluted earnings per common share	$1.87	$1.52

Weighted average number of shares:
Basic	10,040	11,207
Diluted	10,054	11,218

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in 000's)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$18,786	$17,101
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(247)	(217)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	(47)	199
Reclassification adjustment for realized (gains) losses included in net income	(32)	(49)
	(79)	150
Other comprehensive loss, net of income taxes of $501 and $81 for the three months ended March 31, 2010 and 2009, respectively	(326)	(67)

Comprehensive income	$18,460	$17,034

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000's)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$18,786	$17,101
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	832	(460)
Depreciation and amortization	1,970	2,088
Decrease in Membership fees receivable	47	565
Decrease (increase) in inventories	431	(187)
Decrease in refundable income taxes	1,330	687
(Increase) decrease in deferred member and associate service costs	(320)	284
(Increase) decrease in other assets	(90)	102
Decrease in accrued Membership benefits	(343)	(394)
(Decrease) increase in deferred revenue and fees	(520)	761
Increase in other non-current liabilities	439	348
Increase in income taxes payable	9,742	7,842
(Decrease) increase in accounts payable and accrued expenses	(5,621)	924
Net cash provided by operating activities	26,683	29,661
Cash flows from investing activities:
Additions to property and equipment	(237)	(774)
Purchases of investments – available for sale	(1,169)	(11,203)
Maturities and sales of investments – available for sale	475	8,418
Net cash used in investing activities	(931)	(3,559)
Cash flows from financing activities:
Proceeds from exercise of stock options	–	108
Tax benefit on exercise of stock options	–	14
Decrease in capital lease obligations	(6)	(5)
Repayments of debt	(9,561)	(7,061)
Purchases and retirement of treasury stock	(1,568)	(13,539)
Net cash used in financing activities	(11,135)	(20,483)

Net increase in cash and cash equivalents	14,617	5,619
Cash and cash equivalents at beginning of period	32,904	26,528
Cash and cash equivalents at end of period	$47,521	$32,147

Supplemental disclosure of cash flow information:
Cash paid for interest	$241	$388
Cash paid for income taxes	$546	$2,737

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)
(Unaudited)
Note 1 - Basis of Presentation

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K. Terms such as “we”, “our” and “us” are sometimes used as abbreviated references to Pre-Paid Legal Services, Inc.

In our opinion, the accompanying unaudited financial statements as of March 31, 2010, and for the three month periods ended March 31, 2010 and 2009, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month period ended March 31, 2010 are not necessarily indicative of results expected for the full year.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – Contingencies
On March 27, 2006, we received a complaint filed by Blackburn & McCune PLLC, a former provider attorney law firm, in the Second Circuit Court of Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract and fraud. On May 15, 2006, the trial court dismissed plaintiff’s complaint in its entirety. Plaintiff amended the complaint to allege fraud and breach of fiduciary duty on June 12, 2006 and filed a notice of appeal on June 13, 2006. On August 24, 2007, the Court of Appeals reversed the ruling of the trial court and remanded the suit to the trial court for further proceedings. On June 24, 2009, the trial court granted our motion for summary judgment and dismissed plaintiff's action against us in its entirety. Plaintiff appealed the summary judgment, oral arguments have been held, and we are awaiting the ruling of the appellate court. The ultimate outcome of this matter is not determinable.

On March 23, 2007, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) requesting information relating to our Identity Theft Shield and Affirmative Defense Response System (“ADRS”) Program. On April 20, 2009, we received a letter from the FTC alleging misrepresentations in sales materials used in our Identity Theft Shield and ADRS program such that we made false and misleading claims about the effectiveness of ADRS for helping organizations comply with government data security requirements. Revisions to the marketing materials originally provided to the FTC have been made subsequent to the initial communication with the FTC. We attempted to resolve this matter with the FTC between May 2009 and November 2009; however on November 18, 2009, the FTC forwarded a staff recommendation to the Commission with a proposed complaint seeing injunctive relief and disgorgement of funds received for sales of the identity theft shield and legal plan products at ADRS presentations. We met with the FTC on February 3, 2010 to explain our disagreement with the FTC and to reach a mutually agreeable solution. Following the meetings with the FTC, we continue to provide requested information to the FTC. The FTC could decide to commence administrative or federal court proceedings for purposes of determining whether there has been a violation and might seek a variety of remedies, including injunctive relief. The ultimate outcome of the matter is not determinable but we will vigorously defend our interests in this matter.

We are the subject of an informal inquiry by the SEC. This inquiry is a fact-finding inquiry and does not mean that the SEC has reached any conclusions. On October 5, 2009, we received a subpoena from the Division of Enforcement of the SEC. The subpoena required us to produce a variety of documents pertaining to our treasury stock repurchase program; our ADRS program and other marketing practices; membership statistical information; segment reporting; the FTC contingency disclosure; and other operational practices. On April 13, 2010 we received an additional subpoena requesting information relating to certain membership information, member complaints about provider law firms, our efforts to achieve compliance with the payment card industry requirements, the resignation of Harland C. Stonecipher as Chief Executive Officer and the resignation of Tom Smith as a director. We are cooperating with the staff of the SEC and providing the requested information and expect to continue to do so. We are not able to predict what the outcome of this inquiry may be or when it will be resolved.

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

Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments that aggregate $5.7 million. During 2007, we reached a settlement with Canadian taxing authorities regarding the general and administrative deductions that would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian and U.S. tax returns have been amended to reflect the changes in our general and administrative expense and credits/refunds for the associated taxes, penalty and interest. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense and we base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale, therefore this prepaid expense (the commission payments) is deductible when paid. In addition, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. We did not prevail on the commission issue on our appeal to the Canadian taxing authorities and on December 19, 2008 filed our Notice of Appeal with the Tax Court of Canada. During the 3rd quarter 2009, the Canadian taxing authorities indicated they are amenable to a settlement regarding the commission issue. We have paid all the assessed tax, penalty and interest relating to the commission issue and at March 31, 2010 have $3.2 million recorded in Other Assets, Current which represents the amount of previously paid tax, penalty and interest for tax years 1999 through 2002 we expect to ultimately receive. It is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 – Treasury Stock Purchases
We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 16 million shares through subsequent board actions. At March 31, 2010 we had purchased 15.1 million treasury shares under these authorizations for a total consideration of $459.4 million, an average price of $30.35 per share. We purchased and formally retired 39,510 shares of our common stock during the 2010 first quarter for $1.6 million, or an average price of $39.70 per share, reducing our common stock by $395 and our retained earnings by $1.6 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

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

	Three Months Ended March 31,
Basic Earnings Per Share:	2010	2009
Earnings:
Net income	$18,786	$17,101
Shares:
Weighted average shares outstanding	10,040	11,207
Diluted Earnings Per Share:
Earnings:
Net income	$18,786	$17,101
Shares:
Weighted average shares outstanding	10,040	11,207
Assumed exercise of options	14	11
Weighted average number of shares, as adjusted	10,054	11,218
Shares issued pursuant to option exercises	–	5

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month periods ended March 31, 2010 and 2009.

Note 5 – Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2010 and 2009.

Note 6 – Notes Payable
During 2006, we received $80 million of senior, secured financing (the “Senior Loan”) from Wells Fargo Capital Finance (“Wells Fargo”) consisting of a $75 million five year term loan facility (the “Term Facility”) and a $5 million five year revolving credit facility (the “Revolving Facility”). At March 31, 2010, we had the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and were used to purchase treasury stock.

The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at March 31, 2010 was 1.73%. We are also obligated to make additional quarterly payments equal to 50% of our “excess cash flow” (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.33 to 1 at March 31, 2010. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part without penalty.

The Senior Loan is guaranteed by our non-regulated wholly owned subsidiaries and is secured by all of our tangible and intangible personal property (other than aircraft), including stock in all of our direct subsidiaries, and a mortgage on a building we own in Duncan, Oklahoma used for one of our existing customer service facilities.

In addition to customary covenants for loans of a similar type, the principal covenants for the Senior Loan are:

♦	a limitation on incurring any indebtedness in excess of the remaining existing bank indebtedness outstanding and $2.3 million in permitted capitalized leases or purchase money debt;
♦
a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests; At March 31, 2010, we had approximately $30.9 million of availability pursuant to this limitation;

♦	a prohibition on prepayment of other debt;
♦
a requirement to maintain consolidated EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for a rolling twelve month period ending December 31, 2006 and each quarter thereafter of at least $80 million ($75 million for us and our top tier direct subsidiaries);

♦
a requirement to maintain a quarterly fixed charge coverage ratio (EBITDA (with certain adjustments) divided by the sum of interest expense, income taxes and scheduled principal payments) of at least 1.1 to 1;

♦	a requirement to maintain at least 1.3 million members;
♦	a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1;
♦	we must have availability (unused portion of the Revolving Facility) plus Qualified Cash (the amount of unrestricted cash and cash equivalents) greater than or equal to $12,500,000; and
♦	an event of default occurs if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.

We were in compliance with these covenants at March 31, 2010.

Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30-day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at March 31, 2010 was 1.73% with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan’s financial covenants conform to those of the Senior Loan.

During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30-day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at March 31, 2010 was 1.12% with monthly principal payments of $80,000 plus interest.

A schedule of outstanding balances as of March 31, 2010 is as follows:

Senior loan	$20,000
Real estate loan	5,524
Aircraft loan	7,166
Total notes payable	32,690
Less: current portion of notes payable	(18,241)
Long term portion	$14,449

A schedule of future maturities as of March 31, 2010 is as follows:

Repayment schedule commencing April 2010:
Year 1	$18,241
Year 2	9,194
Year 3	956
Year 4	955
Year 5	955
Thereafter	2,389
Total notes payable	$32,690

Note 7 - Share-based Compensation
During the three months ended March 31, 2010, the stock option activity under our stock option plans was as follows:

	Weighted Average Price	Number of Shares	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	$19.20	38,000
Granted	–	–
Cancelled	–	–
Exercised	–	–
Outstanding, March 31, 2010	$19.20	38,000	0.92	$709
Options exercisable as of March 31, 2010	$19.20	38,000	0.92	$709

Other information pertaining to option activity during the three months ended March 31, 2010 and 2009 was as follows:

	March 31, 2010	March 31, 2009
Weighted average grant-date fair value of stock options granted	Not applicable	Not applicable
Total fair value of stock options vested	Not applicable	Not applicable
Total intrinsic value of stock options exercised	$–	$40

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

Note 8 – Fair Value Measurement
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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and 2009 by level within the fair value hierarchy:

Available for Sale Investments	March 31,
Fair Value Measurements Using:	2010	2009
Level 1 inputs	$–	$–
Level 2 inputs	28,347	40,423
Level 3 inputs	–	–
Total	$28,347	$40,423

For securities without a readily ascertainable market value (Level 2), we utilize pricing services and broker quotes. Our pricing service’s evaluations are based on market data. Our pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed income securities do not trade on a daily basis, our pricing service’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2009, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the first quarter of 2010 compared to the first quarter of 2009 and the fourth quarter of 2009 (Table amounts in 000’s). The sum of the percentages in the tables may not total due to rounding.

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009 and compared to Three Months Ended December 31, 2009	Three Months Ended Mar. 31, 2010	% of Total Revenue	% Change From Prior Year	% Change From Sequential Period	Three Months Ended Mar. 31, 2009	% of Total Revenue	Three Months Ended Dec 31, 2009	% of Total Revenue
Revenues:
Membership fees	$107,320	92.3	0.4	(1.2)	$106,905	94.5	$108,573	91.2
Associate services	8,028	6.9	52.0	(15.8)	5,282	4.7	9,538	8.0
Other	883	0.8	(5.4)	(2.5)	933	0.8	906	0.8
	116,231	100.0	2.8	(2.3)	113,120	100.0	119,017	100.0
Costs and expenses:
Membership benefits	35,682	30.7	(1.4)	(3.4)	36,205	32.0	36,919	31.0
Commissions	29,526	25.4	9.3	(21.4)	27,012	23.9	37,578	31.6
Associate services and direct marketing	5,547	4.8	(18.5)	(48.6)	6,803	6.0	10,789	9.1
General and administrative	12,302	10.6	(8.1)	(3.0)	13,383	11.8	12,676	10.7
Other, net	2,380	2.0	4.0	15.4	2,289	2.0	2,063	1.7
	85,437	73.5	(0.3)	(14.6)	85,692	75.8	100,025	84.1

Income before income taxes	30,794	26.5	12.3	62.1	27,428	24.2	18,992	15.9
Provision for income taxes	12,008	10.3	16.3	58.5	10,327	9.1	7,577	6.4
Net income	$18,786	16.2	9.9	64.6	$17,101	15.1	$11,415	9.5

	Three Months Ended:
New Memberships:	3/31/2010	12/31/2009	3/31/2009
New legal service membership sales	128,989	139,076	117,635
New “stand-alone” IDT membership sales	5,192	9,172	4,960
Total new membership sales	134,181	148,248	122,595
New “add-on” IDT membership sales	76,309	85,095	72,850
Average Annual Membership fee	$325.17	$316.87	$319.86
Active Memberships:
Active legal service memberships at end of period	1,433,872	1,454,661	1,438,519
Active “stand-alone” IDT memberships at end of period (see note below)	91,047	92,924	88,544
Total active memberships at end of period	1,524,919	1,547,585	1,527,063
Active “add-on” IDT memberships at end of period (see note below)	702,266	711,131	671,850
New Sales Associates:
New sales associates recruited	37,640	61,623	23,871
Average enrollment fee paid by new sales associates	$70.30	$71.31	$119.17
Average Membership fee in force:
Average Annual Membership fee	$302.13	$302.51	$300.81
Note – reflects 4,320 net transfers from “add-on” status to “stand-alone” status during the quarter.

Identity Theft Shield (“IDT”) memberships sold in conjunction with new legal plan memberships or “added-on” to existing legal plan memberships sell for $9.95 per month and are not counted as “new” memberships but do increase the average premium and related direct expenses (membership benefits and commissions) of our membership base, while “stand alone” IDT memberships are not attached to a legal plan membership and sell for $12.95 per month.

Recently Issued Accounting Pronouncements
See Note 5 – Recently Issued Accounting Pronouncements in Item 1 above.

Results of Operations – First Quarter of 2010 compared to First Quarter of 2009
Net income increased 10% for the first quarter of 2010 to $18.8 million from $17.1 million for the prior year’s first quarter primarily due to an increase in associate service revenue of $2.7 million, an increase in membership fees of $415,000, a decrease in associate services and direct marketing expenses of $1.3 million, a decrease of $1.1 million in general and administrative expenses, a decrease in Membership benefits of $523,000, partially reduced by a increase in commissions of $2.5 million. Diluted earnings per share increased 23% to $1.87 per share from $1.52 per share for the prior year’s comparable quarter due to the 10% increase in net income and a 10% decrease in the weighted average number of diluted shares outstanding.

Membership fees increased slightly to $107.3 million during the 2010 first quarter compared to $106.9 million for 2009. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 9% during the three months ended March 31, 2010 to 134,181 from 122,595 during the comparable period of 2009. At March 31, 2010, there were 1,524,919 active Memberships in force compared to 1,527,063 at March 31, 2009, a decrease of less than 1%. The average annual fee per Membership has increased from $301 for all Memberships in force at March 31, 2009 to $302 for all Memberships in force at March 31, 2010, primarily as a result of a larger number of IDT memberships.

Associate services revenue increased by $2.7 million to $8.0 million during the first quarter of 2010 when compared to the 2009 quarter. New associates enrolled increased 58% to 37,640 during the 2010 period compared to 23,871 for the same period of 2009. The average enrollment fees paid by new sales associates were $70 and $119 for the respective periods. The eService fees increased to $4.1 million for the first quarter of 2010 compared to $2.6 million for the 2009 quarter. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

Other revenue declined 5% from $933,000 for the 2009 period to $883,000 for the 2010 period.

Total revenues increased 3% to $116.2 million for the three months ended March 31, 2010 from $113.1 million during the comparable period of 2009 due to a $2.7 million increase in associate services revenue and a $415,000 increase in Membership fees.

Membership benefits, which primarily represent payments to provider law firms and Kroll Background America, Inc., a subsidiary of Kroll Inc. (“Kroll”), totaled $35.7 million for the three months ended March 31, 2010 compared to $36.2 million for the comparable period of 2009, and represented 33% and 34% of Membership fees for the respective periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be relatively stable going forward as substantially all active Memberships provide for a capitated cost.

Commissions to associates increased 9% to $29.5 million for the three months ended March 31, 2010 compared to $27.0 million for the comparable period of 2009, and represented 28% and 25% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the first quarter of 2010 totaled 134,181, a 9% increase from the 122,595 for 2009, and the “add-on” IDT Membership sales which are not included in these totals increased 5% to 76,309 for the first quarter of 2010 from 72,850 for 2009. Our average Annual Membership fee written during the quarter of 2010 increased to $325.17 from $319.86 during the 2009 period. Our new Membership fees written during the first quarter of 2010 increased 9% from 2009. Average commission per new Membership was unchanged at $220 for the 2010 first quarter. The 9% increase in new Membership fees written resulted in an approximate 9% increase in commissions. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

Associate services and direct marketing expenses decreased to $5.5 million for the three months ended March 31, 2010 from $6.8 million for the comparable period of 2009. The decrease was primarily a result of decreased costs for incentive trips and bonuses and decreased costs of conventions. We offer the Player’s Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. These expenses also include the costs of providing associate services and marketing expenses.

General and administrative expenses during the three months ended March 31, 2010 and 2009 were $12.3 million and $13.4 million, respectively, and represented 11% and 13%, respectively, of Membership fees for both periods. The $1.1 million decrease in general and administrative expenses included decreases in employee expenses, legal fees and consulting fees associated with Payment Card Industry compliance which were partially offset by increased computer maintenance agreement expenses, bank services charges and telephone expense.

Other expenses, net, which include depreciation and amortization, litigation accruals, interest expense and premium taxes reduced by interest income, were $2.4 million for the three months ended March 31, 2010 compared to $2.3 million for the 2009 comparable period. Depreciation expense was $2.0 million for the three months ended March 31, 2010 and $2.1 million for the 2009 comparable period. Interest expense decreased to $232,000 during the 2010 period from $362,000 during the comparable period of 2009 as a result of the reduction in debt and lower interest rates. Premium taxes increased from $460,000 for the three months ended March 31, 2009 to $469,000 for the comparable period of 2010. Interest income decreased from $621,000 for the three months ended March 31, 2009 to $245,000 for the three months ended March 31, 2010, due to a $12.1 million decrease in investments and reduced interest rates.

We have recorded a provision for income taxes of $12.0 million (39.0% of pretax income) and $10.3 million (37.7% of pretax income) for the three months ended March 31, 2010 and 2009, respectively.

Results of Operations – First Quarter of 2010 compared to Fourth Quarter of 2009
First quarter 2010 membership fees decreased $1.3 million to $107.3 million from $108.6 million for the fourth quarter of 2009. Associate services revenues decreased during the 2010 first quarter by approximately $1.5 million to $8.0 million from $9.5 million for the 2009 fourth quarter and associate services and direct marketing expenses decreased by $5.2 million during the same period. Membership benefits totaled $35.7 million in the first quarter of 2010 compared to $36.9 million for the 2009 fourth quarter and represented 33% and 34% of membership fees for the respective quarters. Commissions to associates totaled $29.5 million in the 2010 first quarter compared to $37.6 million for the 2009 fourth quarter and represented 28% and 35%, respectively, of membership fees for the two periods. General and administrative expenses decreased $374,000 during the 2010 first quarter to $12.3 million compared to $12.7 million for the 2009 fourth quarter and represented 11% and 12% of membership fees for the respective periods. The $374,000 decrease in general and administrative expenses included decreases in employee cost, bank service charges, postage and telecommunications which were partially offset by increases in licensing fees, legal fees, computer maintenance agreements, and consulting and accounting fees.

Liquidity and Capital Resources
General
Net cash flow provided by operating activities was $26.7 million for the three months ended March 31, 2010 compared to $29.7 million for the same period in 2009. This $3.0 million decrease was primarily the result of a $9.2 million increase in cash commissions paid to our associates, partially offset by a $1.1 million increase in cash receipts from our members, a $1.3 million increase in cash receipts from our associates for new associate fees and eService fees, a $536,000 decrease in cash paid to our providers for the delivery of benefits, a $1.1 million decrease in cash paid to our employees and vendors for general and administrative expenses, a $1.0 million decrease in cash payments for associates services and direct marketing cost and a $2.2 million decrease in cash paid for income taxes.

Consolidated net cash used by investing activities was $931,000 for the first three months of 2010 compared to net cash used of $3.6 million for the comparable period of 2009. This $2.6 million change in investing activities resulted from a $7.9 million decrease in the maturities and sales of investments offset by a $10.0 million decrease in investment purchases.

Net cash used in financing activities during the first three months of 2010 was $11.1 million compared to $20.5 million for the comparable period of 2009. This $9.3 million change was primarily comprised of a $2.5 million increase in debt repayments offset by a $12.0 million decrease in treasury stock purchases.

We purchased and formally retired 39,510 shares of our common stock during the first three months of 2010 for $1.6 million, or an average price of $39.70 per share, reducing our common stock by $395 and our retained earnings by $1.6 million. We had positive working capital of $4.9 million at March 31, 2010, an increase of $15.7 million compared to our negative working capital of $10.8 million at December 31, 2009. The increase was primarily due to a $9.7 million increase in income taxes payable offset by a $14.6 million increase in cash, a $5.3 million decrease in accounts payable and accrued expenses and a $5.0 million decrease in the current portion of notes payable. The $4.9 million positive working capital at March 31, 2010 would have been a $16.4 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities.

At March 31, 2010 we reported $71.6 million in cash and cash equivalents and unpledged investments compared to $56.4 million at December 31, 2009. Our investments typically consist of certificates of deposit, investment grade (rated Baa or higher) bonds primarily issued by corporations and the United States Treasury, auction rate certificates and state and municipal tax-exempt bonds.

We generally advance significant commissions at the time a Membership is sold. During the three months ended March 31, 2010, we advanced commissions, net of chargebacks, of $30.1 million on new Membership sales compared to $26.1 million for the same period of 2009. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of March 31, 2010, and related activity for the three month period then ended, were:

(Amounts in 000’s)
Beginning unearned advance commission payments (1)	$178,663
Advance commission payments, net	30,130
Earned commissions applied	(30,647)
Advance commission payment write-offs	(1,659)
Ending unearned advance commission payments before estimated unrecoverable payments (1)	176,487
Estimated unrecoverable advance commission payments (1)	(48,723)
Ending unearned advance commission payments, net (1)	$127,764

(1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $69.9 million. As such, at March 31, 2010 future commission payments and related expense should be reduced as unearned advance commission payments of approximately $58 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We believe that we have the ability to finance the next twelve months of operations, anticipated capital expenditures and required debt repayment obligations based on our existing amount of cash and cash equivalents and unpledged investments at March 31, 2010 of $71.6 million. We believe our long-term liquidity needs will be met by our ability to generate cash flow from operations and our existing cash and cash equivalent balances. We expect to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, dividends, and advance repayment of debt subject to the restrictions contained in our debt agreements.

Notes Payable
See Note 6 – Notes Payable in Item 1 above.

Parent Company Funding and Dividends
Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. (“PPLCI”), Pre-Paid Legal Services Inc. of Florida (“PPLSIF”) and Legal Service Plans of Virginia, Inc. (“LSPV”). The ability of these entities to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of these entities, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. During 2009, we received $1.8 million in dividends from LSPV and $6.7 million in dividends from PPLCI.

Contractual Obligations
There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these “critical accounting policies” are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes in the application of critical accounting policies or estimates during the first three months of 2010. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 860,567 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of March 31, 2010 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

As of March 31, 2010, our investments consisted of the following:

Description	Fair Value
Obligations of state and political subdivisions	$22,461
Certificates of deposit	5,049
Corporate obligations	427
Auction Rate Securities	325
U. S. Government obligations	85
Total investments	$28,347

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

	(In 000’s) Fair value	Hypothetical change in interest rate (bp = basis points)	Estimated fair value after hypothetical change in interest rate
Fixed-maturity investments at March 31, 2010 (1)	$22,973	100 bp increase	$21,915
		200 bp increase	20,927
		50 bp decrease	23,448
		100 bp decrease	23,944
Fixed-maturity investments at December 31, 2009 (1)	$22,493	100 bp increase	$21,406
		200 bp increase	20,375
		50 bp decrease	23,017
		100 bp decrease	23,551
___________________
(1)	Excluding short-term investments (certificates of deposits and auction rate certificates) with a fair value of $5.4 million at March 31, 2010 and $5.2 million at December 31, 2009.

The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2010 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.0 million at that date. At December 31, 2009, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.1 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

Interest Rate Risk
As of March 31, 2010, we had $32.7 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $327,000. As of March 31, 2010, we had not entered into any interest rate swap agreements with respect to the term loans but had nearly $40 million in cash deposits that earn interest, either in cash or as an earnings credit which reduces processing expenses, and are re-priced on a daily or weekly basis.

Foreign Currency Exchange Rate Risk
Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 2% of our revenues and $10 million of our assets are derived/denominated in Canadian dollars. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded negative unrealized foreign currency translation adjustments of $247,000, net of taxes, for the three months ended March 31, 2010 and we recorded a realized foreign currency translation gain of $32,000, net of taxes, for the three months ended March 31, 2010. At March 31, 2010 we have a cumulative positive foreign currency translation adjustment balance of $831,000, net of taxes. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.

ITEM 4.    CONTROLS AND PROCEDURES
    Under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
See Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for information with respect to legal proceedings.

ITEM 1A.    RISK FACTORS
There are a number of risk factors that could affect our financial condition or results of operations. See Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for information with respect to legal proceedings. Please refer to pages 16 - 19 of our 2009 Annual Report on Form 10-K for a description of other risk factors. There has not been any material changes in the risk factors disclosed in the Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

The following table provides information about our purchases of stock during the first quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2010	5,637	$41.98	5,637	894,440
February 2010	3,840	40.93	3,840	890,600
March 2010	30,033	39.11	30,033	860,567
Total	39,510	$39.70	39,510
___________
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
10.12
Credit Agreement dated June 23, 2006 among Pre-Paid Legal Services, Inc, the lenders signatory thereto and Wells Fargo Foothill, Inc. as Arranger and Administrative Agent and Bank of Oklahoma, N.A.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 27, 2006)

10.13
Security Agreement dated June 23, 2006 between Pre-Paid Legal Services, Inc and certain of its subsidiaries and Wells Fargo Foothill, Inc., as Agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.14
Guaranty Agreement dated June 23, 2006 between certain subsidiaries of Pre-Paid Legal Services, Inc. and Wells Fargo Foothill, Inc., as Agent (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 27, 2006)

10.15
Mortgage, Assignment of Rents and Leases and Security Agreement by Pre-Paid Legal Services, Inc. in favor of Wells Fargo Foothill, Inc as Agent (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.16
First Amendment to Loan Agreement dated June 23, 2006 between Pre-Paid Legal Services, Inc. and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.5 of the Company’s of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.17
First Amendment to Credit Agreement dated September 10, 2007 between Pre-Paid Legal Services, Inc. and the lenders named therein and Wells Fargo Foothill, Inc. as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s of the Company’s Current Report on Form 8-K filed September 10, 2007)

10.18
Term Loan Agreement dated September 28, 2007 between Pre-Paid Legal Services, Inc. and Wells Fargo Equipment Finance, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s of the Company’s Current Report on Form 8-K filed October 2, 2007)

10.19
Form of Aircraft Mortgage and Security Agreement between Pre-Paid Legal Services, Inc. and Wells Fargo Equipment Finance, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s of the Company’s Current Report on Form 8-K filed October 2, 2007)

10.20
Second Amendment to Credit Agreement dated February 22, 2008 between Pre-Paid Legal Services, Inc. and the lenders named therein and Wells Fargo Foothill, Inc. as administrative agent (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2007)

10.21
Third Amendment to Credit Agreement dated June 5, 2008 between Pre-Paid Legal Services, Inc. and the lenders named therein and Wells Fargo Foothill, Inc. as administrative agent (Incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2008)

10.22
Share Repurchase Letter agreement between Pre-Paid Legal Services, Inc. and Idoya Partners dated December 8, 2008 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008)

10.23
Share Repurchase Letter agreement between Pre-Paid Legal Services, Inc. and Idoya Partners dated January 30, 2009 (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008)

31.1	Certification of Randy Harp, co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Mark Brown, co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.3	Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Randy Harp, co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Mark Brown, co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to 18 U.S.C. Section 1350
32.3	Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
____________________
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRE-PAID LEGAL SERVICES, INC.
(Registrant)

Date: April 27, 2010	/s/ Randy Harp
Randy Harp co-Chief Executive Officer, President and Chief Operating Officer (co-Principal Executive Officer)

Date: April 27, 2010	/s/ Mark Brown
Mark Brown co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer (co-Principal Executive Officer)

Date: April 27, 2010	/s/ Steve Williamson
Steve Williamson Chief Financial Officer (Principal Financial and Accounting Officer)