Form 10-K/A
period 2009-12-31
PRE PAID LEGAL SERVICES INC
filed 2010-06-03
CIK 311657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)                                                                     FORM 10-K/A

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File Number: 1-9293

PRE-PAID LEGAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1016728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Pre-Paid Way
Ada, Oklahoma	74820
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:  (580) 436-1234

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered under Section 12 (g) of the Exchange Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2009:  $320,034,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 12, 2010, there were 10,045,068 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of our definitive proxy statement for our 2010 annual meeting of shareholders are incorporated into Part III of this Form 10–K by reference.

EXPLANATORY NOTE

This amendment is being filed solely for purposes of filing the financial statements of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan, as required by form 11-K for the fiscal year of the plan ended December 31, 2009 pursuant to Rule 15d-21.

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

PRE-PAID LEGAL SERVICES, INC.
Date: June 3, 2010	By:	/s/ Randy Harp
Randy Harp
Co-Chief Executive Officer, President and Chief Operating Officer

INDEX TO EXHIBITS
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated June 27, 2005)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the period ended June 30, 2003)
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

21.1	List of Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
23.2**	Consent of Grant Thornton LLP relating to report concerning plan financial information included as part of Exhibit 99.1
31.1	Certification of Harland C. Stonecipher, Chairman, Chief Executive Officer and President, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.1 (a)**	Certification of Randy Harp, co- Chief Executive Office, President and Chief Operating Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.1 (b)**	Certification of Mark Brown, co- Chief Executive Office, Senior Vice President and Chief Marketing Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 (a)**	Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Harland C. Stonecipher, Chairman, Chief Executive Officer and President, Pursuant to 18 U.S.C. Section 1350
32.1 (a)**	Certification of Randy Harp, co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350
32.1 (b)**	Certification of Mark Brown, co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
32.2 (a)**	Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
____________________

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

** Filed herewith. All other Exhibits have been previously filed.

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated June 3, 2010, with respect to the financial statements and supplemental schedule of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan for the year ended December 31, 2009, included in this Amendment No. 1 on Form 10-K/A of Pre-Paid Legal Services, Inc. for the year ended December 31, 2009. We hereby consent to the incorporation by reference of said report in the Registration Statements of Pre-Paid Legal Services, Inc. on Forms S-8 (File No. 333-120403, effective November 12, 2004, File No. 33-82144, effective July 28, 1994, File No. 33-62663, effective October 3, 1995, File No. 333-53183, effective May 20, 1998 and File No. 333-38386, effective June 2, 2000).

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 3, 2010

Exhibit 31.1 (a)

CERTIFICATION

I, Randy Harp, certify that:

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 3, 2010		/s/ Randy Harp
Randy Harp co-Chief Executive Officer, President and Chief Operating Officer

Exhibit 31.1 (b)

CERTIFICATION

I, Mark Brown, certify that:

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 3, 2010		/s/ Mark Brown
Mark Brown co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer

Exhibit 31.2 (a)

CERTIFICATION

I, Steve Williamson, certify that:

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 3, 2010		/s/ Steve Williamson
Steve Williamson Chief Financial Officer

Exhibit 32.1 (a)
Certification Pursuant to 18 U.S.C. Section 1350

Pursuant to 18 U.S.C. § 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the “Company”), hereby certifies that the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 3, 2010	/s/ Randy Harp
Randy Harp co-Chief Executive Officer, President and Chief Operating Officer

Exhibit 32.1 (b)
Certification Pursuant to 18 U.S.C. Section 1350

Pursuant to 18 U.S.C. § 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the “Company”), hereby certifies that the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 3, 2010	/s/ Mark Brown
Mark Brown co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer

Exhibit 32.2 (a)
Certification Pursuant to 18 U.S.C. Section 1350

Pursuant to 18 U.S.C. § 1350, the undersigned officer of Pre-Paid Legal Services, Inc. (the “Company”), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 3, 2010	/s/ Steve Williamson
Steve Williamson Chief Financial Officer

Exhibit 99.1

Financial statements and report of independent public accounting firm
Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan
December 31, 2009 and 2008

Contents

Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM	2
FINANCIAL STATEMENTS
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS	3
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS	4
NOTES TO FINANCIAL STATEMENTS	5
SUPPLEMENTAL SCHEDULE
SCHEDULE H, LINE 4i—SCHEDULE OF ASSETS (HELD AT END OF YEAR)	14

Report of Independent Registered Public Accounting Firm

Trustee and Participants
Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

We have audited the accompanying statements of net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2009 and 2008, and the related statements of changes in net assets available for benefits for the years then ended.  These financial statements are the responsibility of the Plan’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Plan is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan as of December 31, 2009 and 2008, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental schedule of assets (held at end of year) as of December 31, 2009 is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplemental information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.  The supplemental schedule is the responsibility of the Plan’s management.  The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 3, 2010

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

December 31,

	2009	2008
Assets
Investments, at fair value
Pre-Paid Legal Services, Inc. common stock	$8,308,594	$7,113,478
Mutual Funds	4,158,429	3,147,630
Collective trust fund	753,470	648,249
Money market funds	1,213	4,316
Participant notes	196,517	186,232

Receivables
Employer contributions	512,195	492,266
Other receivables	1,068	12,246

Cash and cash equivalents	3,719	3,710
Total assets	13,935,205	11,608,127

Liabilities
Accounts payble	3,719	7,475

NET ASSETS AVAILABLE FOR BENEFITS AT FAIR VALUE	13,931,486	11,600,652

Adjustment from fair value to contract value for interest in collective trust relating
to fully benefit-responsive investment contracts	36,582	62,943

NET ASSETS AVAILABLE FOR BENEFITS	$13,968,068	$11,663,595

The accompanying notes are an integral part of these statements.

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year ended December 31,

	2009	2008

Additions (deductions) to net assets attributed to
Contributions
Employer contributors	$512,195	$492,430
Participant contributions	660,966	715,317
Total contributions	1,173,161	1,207,747
Investment income (loss)
Interest and dividend income	117,236	191,024
Net appreciation (depreciation) in fair value of investments	1,664,785	(4,990,490)
Net investment income (loss)	1,782,021	(4,799,466)

Total additions (deductions), net of investment income (loss)	2,955,182	(3,591,719)

Deductions from net assets attributed to
Benefits paid to participants	648,128	468,802
Administrative fees	2,580	1,030

Total deductions	650,708	469,832

NET INCREASE (DECREASE) IN NET ASSETS	2,304,474	(4,061,551)

Net assets available for benefits at beginning of year	11,663,595	15,725,146

Net assets available for benefits at end of year	$13,968,068	$11,663,595

The accompanying notes are an integral part of these statements.

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE A - DESCRIPTION OF PLAN

The Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan (the “Plan”) was established on January 1, 1988 for the benefit of the employees of Pre-Paid Legal Services, Inc. and its subsidiaries (the “Company”).  The Plan is administered by a committee (the “Committee”) of three employees appointed by the Company.  The Charles Schwab Trust Company (“Schwab”) has entered into a Trust Agreement whereby Schwab acts as Plan Trustee.

The following brief description of the provisions of the Plan is provided for general information purposes only.  Participants should refer to the Plan agreement for more complete information.

Under the terms of the Plan, the Trustee may acquire, hold and dispose of all cash and investments, including common and preferred stock of the Company in accordance with the Committee’s written investment policy.  Participants may direct the investment of 100% of their Elective Deferral accounts to any one or more of the investment funds designated by the Committee as permissible under the written investment policy.

Each participant or beneficiary shall have the sole right to vote shares of Company common stock allocated to such participant’s account.  The right to vote such shares shall be exercised by directing the Committee as to the manner in which the shares shall be voted.

The Plan is a defined contribution plan covering certain employees of the Company and employees of affiliated companies which are included in the Company’s consolidated tax return.  The Plan year-end is December 31.  All employees at least 21 years of age are eligible to enroll in the Plan on the first day of the month following the date the employee completes one year of service (1,000 hours) within 12 consecutive months of his/her employment date.

The Company may make discretionary contributions to the Plan for each Plan year.  The contributions may vary from year to year and are determined by written action of the Board of Directors of the Company.  The Company’s contribution may be paid to the Trustee either in cash, Company common stock or in other property.

The discretionary matching company contribution is an amount determined, in the sole discretion of the Company and added to amounts forfeited by other participants, to match the following percentages of participants’ deferred compensation contributions (up to a maximum of 6%) for the Plan year.  The discretionary matching company contribution is allocated at the end of each Plan year to each participant’s Company Contribution Account based on the following percentages:

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2009 and 2008

NOTE A - DESCRIPTION OF PLAN - CONTINUED

Years of service on first day of plan year	Matching percentages

0-3	50%
4-5	75%
6 or more	100%

A participant may elect to defer a portion of his compensation in the form of a contribution to his deferred compensation account under the Plan.  Participants contribute to the Plan on a pre-tax basis only.  Subject to the limitations contained in the Plan, a participant may elect to defer any portion of his compensation.  However, a participant may never defer more than the lesser of the Internal Revenue Service limitation ($16,500 for 2009 and $15,500 for 2008) in any Plan year or 80% of compensation.

Separate accounts are maintained for each participant in the Plan.  When an election is made by the participant to defer part of his compensation, an Employee Deferred Compensation Account is established.  Each participant will also have a Company Contribution Account consisting of discretionary matching contributions made by the Company and a proportionate share of forfeitures.

All amounts in the participant’s accounts are placed in a trust fund and invested by the Trustee.  The Trustee must invest the trust fund solely in the interest of and for the exclusive purpose of providing benefits to the participants and their beneficiaries while minimizing the expenses of administering the Plan.  The Plan allows participants to direct the Trustee as to the investment of their contributions including the portion, if any, to be invested in Company common stock.  The Plan allows participants who have completed at least three years of service with the Company to direct the investment of their employer contributions.

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

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2009 and 2008

NOTE A - DESCRIPTION OF PLAN - CONTINUED

Years of service	Vested percentage	Forfeited percentage

Less than 1	0%	100%
1 but less than 2	20%	80%
2 but less than 3	40%	60%
3 but less than 4	60%	40%
4 but less than 5	80%	20%
5 or more	100%	0%

A participant will always be fully vested in his Employee Deferred Compensation Account, regardless of his years of service.

Upon termination of a participant’s employment with the Company, the nonvested portion of the Company contribution is forfeited.  Forfeitures of approximately $10,000 and $12,000 were used to reduce future Company contributions during 2009 and 2008, respectively.  At December 31, 2009 and 2008, forfeited nonvested accounts totaled approximately $1,000 and $4,000, respectively.

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

NOTE B - SUMMARY OF ACCOUNTING POLICIES

The following is a summary of the Plan’s significant accounting policies.

1.         Basis of Accounting

The Plan’s financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

2.         Cash and Cash Equivalents

Cash and cash equivalents consist of the Plan’s linked cash and money fund accounts at a national brokerage firm which may not be federally insured.  The Plan has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.  Money fund amounts have a unit value of $1 and balances are immediately accessible by the Plan.

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2009 and 2008

NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

3.         Investments

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

Investment contracts held by a defined-contribution plan are reported at fair value.  However, contract value is the relevant measure attribute for that portion of the net assets available for benefits of a defined-contribution plan attributable to a fully-benefit responsive investment contract because contract value is the amount participants would receive if they were to initiate permitted transactions under the terms of the Plan.  The Plan invests in investment contracts through a collective trust.  The Statement of Net Assets Available for Benefits presents the fair value of the investment in the collective trust as well as the adjustment of the investment in the collective trust from fair value to contract value relating to the investment contracts.  The Statement of Changes in Net Assets Available for Benefits is prepared on a contract value basis.

4.         Participant Notes

Participant notes are approved by the Committee and cannot be made for an amount less than $1,040 or exceed the lesser of $50,000 reduced by the excess of the highest outstanding balance of loans during the one-year period ending on the day before the loan is made or one-half of the participant’s vested balance.  The notes are secured by the participants’ vested interest in the Plan, bear interest and are repayable based upon rates and terms set forth in the Loan Policy.  Participant notes are valued at cost which approximates fair value.

5.         Noncash Contributions

Contributions of Company common stock are recorded at fair value as determined by the market price of Company common stock on the New York Stock Exchange for the day when the company match is contributed.

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2009 and 2008

NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

6.         Expenses

The Company elected to pay substantially all of the Plan’s administration expenses in 2009 and 2008 although it is not obligated to do so.  Any expenses not paid by the Company are to be paid by the Plan.

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

NOTE C - INVESTMENTS

The following presents investments that represent 5% or more of the Plan’s net assets as of December 31:

	2009	2008
Common Stock – Pre-Paid Legal Services, Inc. (202,254 and 190,761 shares, Respectively	$8,308,594	$7,113,478
Washington Mutual Investors Fund/R4 (39,492 units)	N/A	842,760
SEI Stable Asset (790,052 and 602,305 units, respectively)	753,470	648,249
Bond Fund of America (59,942 units)	N/A	634,211
Growth Fund of America/R4 (29,192 units)	N/A	593,171
Euro Pacific Growth Fund/R$ (18,565 units)	700,285	N/A

The following table presents the net appreciation (depreciation) (including gains and losses on investments bought and sold, as well as held during the year) by type of investment for the years ended December 31:

	2009	2008
Corporate Common Stock – Pre-Paid Legal Services, Inc.	$872,951	$(3,370,195)
Mutual funds	791,834	(1,620,295)

	$1,664,785	$(4,990,490)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2009 and 2008

NOTE D - TAX STATUS

A favorable determination letter dated November 16, 2005 was received from the Internal Revenue Service indicating that the Plan, as amended through November 1, 2004, qualifies under section 401(a) of the Internal Revenue Code and is exempt from federal income taxes under section 501(a) of the Code.  The Plan has been further amended since receiving the determination letter.  However, the Company and the Committee believe that the Plan is currently designed and operated in compliance with the applicable requirements of the Internal Revenue Code.  Therefore, the Company and the Committee believe that the Plan continues to be qualified and no provision for income taxes has been included in the Plan’s financial statements.

NOTE E - DISTRIBUTIONS

Former participants may request distribution of their accounts in the form of Company common stock or cash.  Former participants who have elected to diversify all or a portion of their Plan accounts into mutual fund investments will receive a distribution of mutual fund shares or cash.  Distributions made in 2009 consisted of cash of $648,128.  Distributions made in 2008 consisted of cash of $468,802.

Former participants who terminated employment during 2008 and had not yet received distribution of their account at December 31, 2008 received distribution in 2009.  The balance due former participants at December 31, 2008 included cash of $3,685.  There were no balance due to former participants at December 31, 2009.

     NOTE F - FAIR VALUE MEASUREMENT

The following fair value hierarchy prioritizes the inputs used to measure fair value of financial assets and liabilities:

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

Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At each balance sheet date, we perform an analysis of all instruments subject to fair value measurements and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2009 and 2008

NOTE F - FAIR VALUE MEASUREMENT – CONTINUED

Following is a description of the valuation methodologies used for assets measured at fair value:

Mutual funds - Valued at the net asset value (“NAV”) of shares held by the Plan at year-end.

Common stock - Valued at the closing price reported on the active market on which the security is traded.

Collective trust fund - Valued based on the fair value of the collective trust’s underlying investments.

Participant notes - Valued at amortized cost, which approximates fair value.

The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009:

	Level 1	Level 2		Level 3		Total

Common Stock	$8,308,594	$		$		$8,308,594
Mutual Funds	4,158,429		-		-	4,158,429
Collective trust funds	-		753,470		-	753,470
Money market funds	-		1,213		-	1,213
Participant notes	-		-		196,517	196,517

Total assets	$12,467,023		$754,683		$196,517	$13,418,223

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2008:

	Level 1	Level 2		Level 3		Total

Common Stock	$7,113,478	$		$		$7,113,478
Mutual Funds	3,147,630		-		-	3,147,630
Collective trust funds	-		711,192		-	711,192
Money market funds	-		4,316		-	4,316
Participant notes	-		-		186,232	186,232

Total assets	$10,261,108		$715,508		$186,232	$11,162,848

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2009 and 2008

NOTE F - FAIR VALUE MEASUREMENT – CONTINUED

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31:

	2009	2008
Participant notes
Balance, beginning of yearr	$186,232	$199,560.
Realized gains (losses)	-	-
Unrealized gains (losses)	-	-
Purchases, sales, issuances and settlements (net)	10,285	(13,328)

Balance, end of year	$196,517	$186,232

A significant portion of the Plan’s assets is invested in common stock of the Company.  In addition, the Plan invests in a collective fund and various mutual funds that are issued or managed by the Trustee or an affiliate thereof.

NOTE H – RECONCILIATION TO FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements to Form 5500 for the year ended December 31:
	2009	2008

Net assets available for benefits per financial statements	$13,968,068	$11,663,595
Adjustment from fair value to contract value for interest in collective trust Relating to fully benefit-responsive investment contracts	(36,582)	(62,943)

Net assets available for benefits per Form 5500	$13,931,486	$11,600,652

The Plan’s investment in the collective trust is reported at fair value on the Form 5500.

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

SUPPLEMENTAL SCHEDULE

Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan

SCHEDULE H, LINE 4i--SCHEDULE OF ASSETS (HELD AT END OF YEAR)

December 31, 2009

(a)	(b)	(c)	(d)	(e)
	Identity of issuer, borrower, lessor or similar party	Description of investment including maturity date, rate of interest, collateral, par or maturity value	Cost	Current Value

	*Pre-Paid Legal Services, Inc. Common Stock	Common Stock, 202,254 shares/units	**	$8,308,594

	SEI Stable Asset	Common Collective Trust Fund, 790,052 shares/units	**	753,470

	AIM Real Estate A	Mutual Funds, 9,016.880 shares/units	**	160,230
	American Balanced Fund	Mutual Funds, 10,089.529 shares/units	**	163,350
	Bond Fund of America	Mutual Funds, 57,260.342 shares/units	**	675,672
	Euro Pacific Growth	Mutual Funds, 18,565.345 shares/units	**	700,285
	Growth Fund of America	Mutual Funds, 20,118.408 shares/units	**	545,410
	Lazard Emerging Markets Equity	Mutual Funds, 6,839.300 shares/units	**	125,022
	Schwab S&P 500 Index Sel	Mutual Funds, 35,260.849 shares/units	**	611,423
	Vanguard Small Cap Growth Index	Mutual Funds, 13,809.646 shares/units	**	232,416
	Vanguard Small Value Index	Mutual Funds, 23,880.545 shares/units	**	311,880
	Washington Mutual Fund	Mutual Funds, 25,763.077 shares/units	**	632,741

	*Participant Loans	Participant loans, maturity dates vary thru July 2016; interest rates vary between 5.25% and 10.25%		196,517

	Money Market Funds	Money Market Funds		1,213

		Total Investments		$13,418,223

	*Party-in-interest **Cost not required for participant-directed investments