Form 10-Q
period 2010-06-30
PRE PAID LEGAL SERVICES INC
filed 2010-07-21
CIK 311657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010
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
The number of shares outstanding of the registrant’s common stock (excluding 4,852,179 shares held in treasury) as of July 16, 2010 was 9,926,029.

PRE-PAID LEGAL SERVICES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2010

CONTENTS

Part I. Financial Information

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

	Signatures	22

ITEM 1. FINANCIAL STATEMENTS
PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in 000's, except par values)

ASSETS
	June 30,	Dec. 31,
	2010	2009
Current assets:	(Unaudited)
Cash and cash equivalents	$48,963	$32,904
Available-for-sale investments, at fair value	3,640	2,959
Membership fees receivable	6,438	6,286
Inventories	1,332	1,266
Refundable income taxes	1,436	1,330
Deferred member and associate service costs	14,736	16,074
Deferred income taxes	5,967	5,370
Other assets	5,984	6,123
Total current assets	88,496	72,312
Available-for-sale investments, at fair value	17,456	20,529
Investments pledged	4,210	4,212
Property and equipment, net	46,344	49,100
Deferred member and associate service costs	2,041	2,065
Cash value of life insurance policies	9,067	8,263
Other assets	1,388	1,507
Total assets	$169,002	$157,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Membership benefits payable	$11,564	$11,987
Deferred revenue and fees	28,496	28,383
Current portion of capital leases payable	246	245
Current portion of notes payable	19,491	23,241
Income taxes payable	481	–
Accounts payable and accrued expenses	12,534	19,249
Total current liabilities	72,812	83,105
Capital leases payable	872	886
Notes payable	8,639	19,010
Deferred revenue and fees	2,041	2,065
Deferred income taxes	6,564	5,405
Deferred compensation liabilities	10,218	9,190
Total liabilities	101,146	119,661
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized; 14,781 and 14,904 issued at June 30, 2010 and December 31, 2009, respectively	148	149
Retained earnings	165,299	135,401
Accumulated other comprehensive income	1,437	1,805
Treasury stock, at cost; 4,852 shares held at June 30, 2010 and December 31, 2009, respectively	(99,028)	(99,028)
Total stockholders’ equity	67,856	38,327
Total liabilities and stockholders’ equity	$169,002	$157,988

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in 000's, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Membership fees	$106,739	$105,516	$214,059	$212,421
Associate services	6,496	5,908	14,524	11,190
Other	895	969	1,778	1,902
	114,130	112,393	230,361	225,513
Costs and expenses:
Membership benefits	35,851	36,013	71,533	72,218
Commissions	29,245	29,335	58,771	56,347
Associate services and direct marketing	7,554	6,502	13,101	13,305
General and administrative	12,444	12,922	24,746	26,305
Other, net	2,227	1,845	4,607	4,134
	87,321	86,617	172,758	172,309

Income before income taxes	26,809	25,776	57,603	53,204
Provision for income taxes	10,323	9,985	22,331	20,312
Net income	$16,486	$15,791	$35,272	$32,892

Basic earnings per common share	$1.65	$1.44	$3.52	$2.97
Diluted earnings per common share	$1.65	$1.44	$3.52	$2.96

Weighted average number of shares:
Basic	9,975	10,980	10,007	11,091
Diluted	9,989	10,993	10,021	11,104

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in 000's)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$16,486	$15,791	$35,272	$32,892
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustment	(113)	720	(359)	503
Reclassification adjustment for realized foreign currency translation (gains) losses included in net income	7	-	(26)	-
	(106)	720	(385)	503

Unrealized holding gains (losses) arising during period	107	19	60	217
Reclassification adjustment for realized (gains) losses included in net income	(43)	(37)	(43)	(85)
	64	(18)	17	132
Other comprehensive loss (income), net of income taxes of $(27) and $(10) for the three months and $551 and $71 for the six months ended June 30, 2010 and 2009, respectively	(42)	702	(368)	635

Comprehensive income	$16,444	$16,493	$34,904	$33,527

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000's)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$35,272	$32,892
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	562	(647)
Depreciation and amortization	3,899	4,131
(Increase) decrease in Membership fees receivable	(152)	691
Increase in inventories	(66)	(15)
Increase in refundable income taxes	(106)	(1,130)
Decrease in deferred member and associate service costs	1,362	1,173
Increase in other assets	(546)	(1,819)
Decrease in accrued Membership benefits	(423)	(457)
Increase in deferred revenue and fees	89	511
Increase in other non-current liabilities	1,028	657
Increase in income taxes payable	481	–
Decrease in accounts payable and accrued expenses	(7,100)	(471)
Net cash provided by operating activities	34,300	35,516
Cash flows from investing activities:
Additions to property and equipment	(1,143)	(1,280)
Purchases of investments – available for sale	(1,417)	(27,879)
Maturities and sales of investments – available for sale	3,828	23,419
Net cash provided by (used in) investing activities	1,268	(5,740)
Cash flows from financing activities:
Proceeds from exercise of stock options	–	108
Tax benefit on exercise of stock options	–	14
Decrease in capital lease obligations	(13)	(11)
Repayments of debt	(14,121)	(13,288)
Purchases and retirement of treasury stock	(5,375)	(14,063)
Net cash used in financing activities	(19,509)	(27,240)

Net increase in cash and cash equivalents	16,059	2,536
Cash and cash equivalents at beginning of period	32,904	26,528
Cash and cash equivalents at end of period	$48,963	$29,064
Supplemental disclosure of cash flow information:
Cash paid for interest	$429	$714
Cash paid for income taxes	$21,878	$23,509
Non-cash activities - capital lease obligations incurred	$–	$446

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

In our opinion, the accompanying unaudited financial statements as of June 30, 2010, and for the three and six month periods ended June 30, 2010 and 2009, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three and six month periods ended June 30, 2010 are not necessarily indicative of results expected for the full year.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – Contingencies
On March 27, 2006, we received a complaint filed by Blackburn & McCune PLLC, a former provider attorney law firm, in the Second Circuit Court of Davidson County, Tennessee seeking compensatory and punitive damages on the basis of allegations of breach of contract and fraud. On May 15, 2006, the trial court dismissed plaintiff’s complaint in its entirety. Plaintiff amended the complaint to allege fraud and breach of fiduciary duty on June 12, 2006 and filed a notice of appeal on June 13, 2006. On August 24, 2007, the Court of Appeals reversed the ruling of the trial court and remanded the suit to the trial court for further proceedings. On June 24, 2009, the trial court granted our motion for summary judgment and dismissed plaintiff's action against us in its entirety. Plaintiff appealed the summary judgment, and on June 30, 2010 the appeals court reversed the dismissal in part and affirmed it in part, remanding the case to the trial court on the two surviving claims of the plaintiffs.  The ultimate outcome of this matter is not determinable but we will vigorously defend our interests in this matter.

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

Canadian taxing authorities are challenging portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments that aggregate $5.7 million. During 2007, we reached a settlement with Canadian taxing authorities regarding the general and administrative deductions that would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian and U.S. tax returns have been amended to reflect the changes in our general and administrative expense and credits/refunds for the associated taxes, penalty and interest. The Canadian taxing authorities contend commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense and we base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale, therefore this prepaid expense (the commission payments) is deductible when paid. In addition, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. We did not prevail on the commission issue on our appeal to the Canadian taxing authorities and on December 19, 2008 filed our Notice of Appeal with the Tax Court of Canada. During the 3rd quarter 2009, the Canadian taxing authorities indicated they are amenable to a settlement regarding the commission issue. We continue settlement discussions with a trial date set for November 2010 if a settlement is not reached. We have paid all the assessed tax, penalty and interest relating to the commission issue and at June 30, 2010 have $3.1 million recorded in Other Assets, Current which represents the amount of previously paid tax, penalty and interest for tax years 1999 through 2002 we expect to ultimately receive. It is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

Note 3 – Treasury Stock Purchases
We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 16 million shares through subsequent board actions. At June 30, 2010 we had purchased 15.2 million treasury shares under these authorizations for a total consideration of $463.2 million, an average price of $30.43 per share. We purchased and formally retired 84,297 shares of our common stock during the 2010 second quarter for $3.8 million, or an average price of $45.15 per share, reducing our common stock by $843 and our retained earnings by $3.8 million. We purchased and formally retired 123,807 shares of our common stock during the six months ended June 30, 2010 for $5.4 million, or an average price of $43.41 per share, reducing our common stock by $1,238 and our retained earnings by $5.4 million. See Note 6 below. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings Per Share:	2010	2009	2010	2009
Earnings:
Net income	$16,486	$15,791	$35,272	$32,892
Shares:
Weighted average shares outstanding	9,975	10,980	10,007	11,091
Diluted Earnings Per Share:
Earnings:
Net income	$16,486	$15,791	$35,272	$32,892
Shares:
Weighted average shares outstanding	9,975	10,980	10,007	11,091
Assumed exercise of options	14	13	14	13
Weighted average number of shares, as adjusted	9,989	10,993	10,021	11,104
Shares issued pursuant to option exercises	–	–	–	5

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month or six month periods ended June 30, 2010 and 2009.

Note 5 – Recently Issued Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (Accounting Standards Codification — “ASC” — Topic 855) — Subsequent Events. The ASU amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, require an SEC filer to evaluate subsequent events through the date the financial statements are issued, and remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance. The adoption of this guidance required additional disclosures but did not have a material impact on the Company’s consolidated results of operations and financial position.

In January 2010, the Financial Accounting Standards Board issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended June 30, 2010 and 2009.

Note 6 – Notes Payable
During 2006, we received $80 million of senior, secured financing (the “Senior Loan”) from Wells Fargo Capital Finance (“Wells Fargo”) consisting of a $75 million five year term loan facility (the “Term Facility”) and a $5 million five year revolving credit facility (the “Revolving Facility”). At June 30, 2010, we had the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and were used to purchase treasury stock.

The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at June 30, 2010 was 1.85%. We are also obligated to make additional quarterly payments equal to 50% of our “excess cash flow” (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.28 to 1 at June 30, 2010. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part without penalty.

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
♦
a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests; At June 30, 2010, we had approximately $26.7 million of availability pursuant to this limitation;

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
♦
an event of default occurs if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.  In April 2010 we received written consent from Wells Fargo agreeing to Randy Harp and Mark Brown, as Chief Executive Officers of Borrower, replacing Harland Stonecipher as CEO.

We were in compliance with these covenants at June 30, 2010.

Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30-day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at June 30, 2010 was 1.85% with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan’s financial covenants conform to those of the Senior Loan.

During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30-day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at June 30, 2010 was 1.24% with monthly principal payments of $80,000 plus interest.

A schedule of outstanding balances as of June 30, 2010 is as follows:

Senior loan	$16,250
Real estate loan	4,952
Aircraft loan	6,928
Total notes payable	28,130
Less: current portion of notes payable	(19,491)
Long term portion	$8,639

A schedule of future maturities as of June 30, 2010 is as follows:

Repayment schedule commencing July 2010:
Year 1	$19,491
Year 2	3,622
Year 3	956
Year 4	956
Year 5	955
Thereafter	2,150
Total notes payable	$28,130

Note 7 - Share-based Compensation
During the six months ended June 30, 2010, the stock option activity under our stock option plans was as follows:

	Weighted Average Price	Number of Shares	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	$19.20	38,000
Granted	–	–
Cancelled	–	–
Exercised	–	–
Outstanding, June 30, 2010	$19.20	38,000	0.67	$999
Options exercisable as of June 30, 2010	$19.20	38,000	0.67	$999

Other information pertaining to option activity during the six months ended June 30, 2010 and 2009 was as follows:

	June 30, 2010	June 30, 2009
Weighted average grant-date fair value of stock options granted	Not applicable	Not applicable
Total fair value of stock options vested	Not applicable	Not applicable
Total intrinsic value of stock options exercised	$–	$40

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and 2009 by level within the fair value hierarchy:

Available for Sale Investments	June 30,
Fair Value Measurements Using:	2010	2009
Level 1 inputs…………………………………………............	$-	$-
Level 2 inpusts:
Obligations of state and political subdivisions……	19,555	30,685
Certificates of deposit………………………………………..	4,918	7,627
Government guaranteed bank debt…………………..	-	1,590
Other………………………………………………………………….	833	2,178
	25,306	42,080
Level 3 inputs…………………………………………………….…	–	-
Total…………………………………………………………………….	$25,306	$42,080

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

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2009, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the second quarter of 2010 compared to the second quarter of 2009 and the first quarter of 2010 (Table amounts in 000’s). The sum of the percentages in the tables may not total due to rounding.

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009 and compared to Three Months Ended March 31, 2010	Three Months Ended June 30, 2010	% of Total Revenue	% Change From Prior Year	% Change From Sequential Period	Three Months Ended June 30, 2009	% of Total Revenue	Three Months Ended Mar. 31, 2010	% of Total Revenue
Revenues:
Membership fees	$106,739	93.5	1.2	(0.5)	$105,516	93.9	$107,320	92.3
Associate services	6,496	5.7	10.0	(19.1)	5,908	5.2	8,028	6.9
Other	895	0.8	(7.6)	1.4	969	0.9	883	0.8
	114,130	100.0	1.5	(1.8)	112,393	100.0	116,231	100.0
Costs and expenses:
Membership benefits	35,851	31.4	(0.4)	0.5	36,013	32.0	35,682	30.7
Commissions	29,245	25.6	(0.3)	(1.0)	29,335	26.1	29,526	25.4
Associate services and direct marketing	7,554	6.6	16.2	36.2	6,502	5.8	5,547	4.8
General and administrative	12,444	10.9	(3.7)	1.2	12,922	11.5	12,302	10.6
Other, net	2,227	2.0	20.7	(6.4)	1,845	1.6	2,380	2.0
	87,321	76.5	0.8	2.2	86,617	77.0	85,437	73.5

Income before income taxes	26,809	23.5	4.0	(12.9)	25,776	22.9	30,794	26.5
Provision for income taxes	10,323	9.1	3.4	(14.0)	9,985	8.9	12,008	10.3
Net income	$16,486	14.4	4.4	(12.2)	$15,791	14.0	$18,786	16.2

	Three Months Ended:
New Memberships:	6/30/2010	3/31/2010	6/30/2009
New legal service membership sales	120,443	128,989	118,050
New “stand-alone” IDT membership sales	4,974	5,192	4,180
Total new membership sales	125,417	134,181	122,230
New “add-on” IDT membership sales	75,593	76,309	78,009
Average Annual Membership fee	$333.29	$325.17	$328.79
Active Memberships:
Active legal service memberships at end of period	1,419,673	1,433,872	1,419,092
Active “stand-alone” IDT memberships at end of period (see note below)	90,062	91,047	86,779
Total active memberships at end of period	1,509,735	1,524,919	1,505,871
Active “add-on” IDT memberships at end of period (see note below)	697,468	702,266	670,769
New Sales Associates:
New sales associates recruited	36,313	37,640	25,172
Average enrollment fee paid by new sales associates	$70.58	$70.30	$120.98
Average Membership fee in force:
Average Annual Membership fee	$303.74	$302.13	$301.37
Note – reflects 3,958 net transfers from “add-on” status to “stand-alone” status during the second quarter 2010.

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

Recently Issued Accounting Pronouncements
See Note 5 – Recently Issued Accounting Pronouncements in Item 1 above.

Results of Operations – Second Quarter of 2010 compared to Second Quarter of 2009
Net income increased 4% for the second quarter of 2010 to $16.5 million from $15.8 million for the prior year’s second quarter primarily due to an increase in associate service revenue of $558,000, an increase in membership fees of $1.2 million, a decrease of $478,000 in general and administrative expenses, a decrease in Membership benefits of $162,000, partially reduced by an increase in associate services and direct marketing expenses of $1.1 million and income taxes of $338,000. Diluted earnings per share increased 15% to $1.65 per share from $1.44 per share for the prior year’s comparable quarter due to the 4% increase in net income and a 9% decrease in the weighted average number of diluted shares outstanding.

Membership fees increased 1% to $106.7 million during the 2010 second quarter compared to $105.5 million for 2009. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales increased 3% during the three months ended June 30, 2010 to 125,417 from 122,230 during the comparable period of 2009. At June 30, 2010, there were 1,509,735 active Memberships in force compared to 1,505,871 at June 30, 2009, an increase of less than 1%. The average annual fee per Membership has increased from $301 for all Memberships in force at June 30, 2009 to $304 for all Memberships in force at June 30, 2010, primarily as a result of a larger number of IDT memberships.

Associate services revenue increased by $588,000 to $6.5 million during the second quarter of 2010 when compared to the 2009 quarter. New associates enrolled increased 44% to 36,313 during the 2010 period compared to 25,172 for the same period of 2009. The average enrollment fees paid by new sales associates were $71 and $121 for the respective periods. The eService fees increased to $2.9 million for the second quarter of 2010 compared to $2.4 million for the 2009 quarter. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

Other revenue declined 8% from $969,000 for the 2009 period to $895,000 for the 2010 period.

Total revenues increased 2% to $114.1 million for the three months ended June 30, 2010 from $112.4 million during the comparable period of 2009 due to a $588,000 increase in associate services revenue and a $1.2 million increase in Membership fees.

Membership benefits, which primarily represent payments to provider law firms and Kroll Background America, Inc., a subsidiary of Kroll Inc. (“Kroll”), totaled $35.9 million for the three months ended June 30, 2010 compared to $36.0 million for the comparable period of 2009, and represented 34% of Membership fees for both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be relatively stable going forward as substantially all active Memberships provide for a capitated cost.

Commissions to associates decreased slightly to $29.2 million for the three months ended June 30, 2010 compared to $29.3 million for the comparable period of 2009, and represented 27% and 28% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the second quarter of 2010 totaled 125,417, a 3% increase from the 122,230 for 2009, and the “add-on” IDT Membership sales which are not included in these totals decreased 3% to 75,593 for the second quarter of 2010 from 78,009 for 2009. Our average Annual Membership fee written during the second quarter of 2010 increased to $333 from $329 during the 2009 period. Our new Membership fees written during the second quarter of 2010 increased 4% from 2009. Average commission per new Membership was  $233 for the 2010 second quarter compared to $240 for the 2009 second quarter. The 4% increase in new Membership fees written resulted in commissions decreasing slightly. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

Associate services and direct marketing expenses increased to $7.6 million for the three months ended June 30, 2010 from $6.5 million for the comparable period of 2009. The increase was primarily a result of an increase in incentive trips and bonuses. We offer the Player’s Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. These expenses also include the costs of providing associate services and marketing expenses.

General and administrative expenses during the three months ended June 30, 2010 and 2009 were $12.4 million and $12.9 million, respectively, and represented 12%  of Membership fees for both periods. The $478,000  decrease in general and administrative expenses included decreases in employee expenses, legal fees, telephone expense and consulting fees associated with Payment Card Industry compliance which were partially offset by increased computer maintenance agreement expenses and bank services charges.

Other expenses, net, which include depreciation and amortization, litigation accruals, interest expense and premium taxes reduced by interest income, were $2.2 million for the three months ended June 30, 2010 compared to $1.8 million for the 2009 comparable period. Depreciation expense was $1.9 million for the three months ended June 30, 2010 and $2.0 million for the 2009 comparable period. Interest expense decreased to $185,000 during the 2010 period from $302,000 during the comparable period of 2009 as a result of the reduction in debt and lower interest rates. Premium taxes decreased from $442,000 for the three months ended June 30, 2009 to $431,000 for the comparable period of 2010. Interest income decreased from $492,000 for the three months ended June 30, 2009 to $330,000 for the three months ended June 30, 2010, due to reduced interest rates.

We have recorded a provision for income taxes of $10.3 million (38.5% of pretax income) and $10.0 million (38.7% of pretax income) for the three months ended June 30, 2010 and 2009, respectively.

Results of Operations – Second Quarter of 2010 compared to First Quarter of 2010
Second quarter 2010 membership fees decreased $581,000 million to $106.7 million from $107.3 million for the first quarter of 2010. Associate services revenues decreased during the 2010 second quarter by approximately $1.5 million to $6.5 million from $8.0 million for the 2010 first quarter and associate services and direct marketing expenses increased by $2.0 million during the same period. Membership benefits totaled $35.9 million in the second quarter of 2010 compared to $35.7 million for the 2010 first quarter and represented 34% and 33% of membership fees for the respective quarters. Commissions to associates totaled $29.2 million in the 2010 second quarter compared to $29.5 million for the 2010 first quarter and represented 27% and 28%, respectively, of membership fees for the two periods. General and administrative expenses increased $142,000 during the 2010 second quarter to $12.4 million compared to $12.3 million for the 2010 first quarter and represented 12% and 11% of membership fees for the respective periods. The $142,000 increase in general and administrative expenses included increases in employee cost and consulting fees associated with Payment Card Industry compliance which were partially offset by decreases in bank service charges,  legal fees, and accounting fees.

Liquidity and Capital Resources
General
Net cash flow provided by operating activities was $34.3 million for the six months ended June 30, 2010 compared to $35.5 million for the same period in 2009. This $1.2 million decrease was primarily the result of a $7.7 million increase in cash commissions paid to our associates and a $854,000 increase in cash payments for associates services and direct marketing cost, partially offset by a $2.1 million increase in cash receipts from our members, a $1.6 million increase in cash receipts from our associates for new associate fees and eService fees, a $475,000 decrease in cash paid to our providers for the delivery of benefits, a $1.6 million decrease in cash paid to our employees and vendors for general and administrative expenses, and a $1.6 million decrease in cash paid for income taxes.

Consolidated net cash provided by investing activities was $1.3 million for the first six months of 2010 compared to net cash used of $5.7 million for the comparable period of 2009. This $7.0 million change in investing activities resulted from a $19.6 million decrease in the maturities and sales of investments offset by a $26.5 million decrease in investment purchases.

Net cash used in financing activities during the first six months of 2010 was $19.5 million compared to $27.2 million for the comparable period of 2009. This $7.7 million change was primarily comprised of an $8.7 million decrease in treasury stock purchases partially offset by an $833,000 increase in debt repayments.

We purchased and formally retired 123,807 shares of our common stock during the first six months of 2010 for $5.4 million, or an average price of $43.41 per share, reducing our common stock by $1,238 and our retained earnings by $5.4 million. We had positive working capital of $15.7 million at June 30, 2010, an increase of $26.5 million compared to our negative working capital of $10.8 million at December 31, 2009. The increase was primarily due to a $16.1 million increase in cash, a $6.7 million decrease in accounts payable and accrued expenses and a $3.8 million decrease in the current portion of notes payable. The $15.7 million positive working capital at June 30, 2010 would have been a $29.4 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities.

At June 30, 2010 we reported $70.1 million in cash and cash equivalents and unpledged investments compared to $56.4 million at December 31, 2009. Our investments typically consist of certificates of deposit, investment grade (rated Baa or higher) bonds primarily issued by corporations and the United States Treasury, auction rate certificates and state and municipal tax-exempt bonds.

We generally advance significant commissions at the time a Membership is sold. During the six months ended June 30, 2010, we advanced commissions, net of chargebacks, of $59.3 million on new Membership sales compared to $53.7 million for the same period of 2009. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of June 30, 2010, and related activity for the six month period then ended, were:

(Amounts in 000’s)
Beginning unearned advance commission payments (1)	$178,663
Advance commission payments, net	59,281
Earned commissions applied	(59,094)
Advance commission payment write-offs	(3,338)
Ending unearned advance commission payments before estimated unrecoverable payments (1)	175,512
Estimated unrecoverable advance commission payments (1)	(49,933)
Ending unearned advance commission payments, net (1)	$125,579

(1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $72.2 million. As such, at June 30, 2010 future commission payments and related expense should be reduced as unearned advance commission payments of approximately $53 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We believe that we have the ability to finance the next twelve months of operations, anticipated capital expenditures and required debt repayment obligations based on our existing amount of cash and cash equivalents and unpledged investments at June 30, 2010 of $70.1 million. We believe our long-term liquidity needs will be met by our ability to generate cash flow from operations and our existing cash and cash equivalent balances. We expect to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, dividends, and advance repayment of debt subject to the restrictions contained in our debt agreements.

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

Critical Accounting Policies
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these “critical accounting policies” are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes in the application of critical accounting policies or estimates during the first six months of 2010. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 776,270 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of June 30, 2010 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

As of June 30, 2010, our investments consisted of the following:

Description	Fair Value
Obligations of state and political subdivisions	$19,555
Certificates of deposit	4,918
Corporate obligations	423
Auction Rate Securities	325
U. S. Government obligations	85
Total investments	$25,306

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

	(In 000’s) Fair value	Hypothetical change in interest rate (bp = basis points)	Estimated fair value after hypothetical change in interest rate
Fixed-maturity investments at June 30, 2010 (1)	$20,064	100 bp increase	$19,129
		200 bp increase	18,240
		50 bp decrease	20,477
		100 bp decrease	20,912
Fixed-maturity investments at December 31, 2009 (1)	$22,493	100 bp increase	$21,406
		200 bp increase	20,375
		50 bp decrease	23,017
		100 bp decrease	23,551
___________________
(1)	Excluding short-term investments (certificates of deposits and auction rate certificates) with a fair value of $5.2 million at June 30, 2010 and $5.2 million at December 31, 2009.

The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at June 30, 2010 would reduce the estimated fair value of our fixed-maturity investments by approximately $1.8 million at that date. At December 31, 2009, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.1 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

Interest Rate Risk
As of June 30, 2010, we had $28.1 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $281,000. As of June 30, 2010, we had not entered into any interest rate swap agreements with respect to the term loans but had approximately $45 million in cash deposits that earn interest, either in cash or as an earnings credit which reduces processing expenses, and are re-priced on a daily or weekly basis.

Foreign Currency Exchange Rate Risk
Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 2% of our revenues and $8.9 million of our assets are derived/denominated in Canadian dollars. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded negative unrealized foreign currency translation adjustments of $359,000, net of taxes, for the six months ended June 30, 2010 and we recorded a realized foreign currency translation gain of $26,000, net of taxes, for the six months ended June 30, 2010. At June 30, 2010 we have a cumulative positive foreign currency translation adjustment balance of $725,000, net of taxes. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.

ITEM 4.                      CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

The following table provides information about our purchases of stock during the second quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2010	14,534	$43.70	14,534	846,033
May 2010	32,888	44.70	32,888	813,145
June 2010	36,875	46.13	36,875	776,270
Total	84,297	$45.15	84,297
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

PRE-PAID LEGAL SERVICES, INC.
(Registrant)

Date: July 21, 2010	/s/ Randy Harp
Randy Harp co-Chief Executive Officer, President and Chief Operating Officer (co-Principal Executive Officer)

Date: July 21, 2010	/s/ Mark Brown
Mark Brown co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer (co-Principal Executive Officer)

Date: July 21, 2010	/s/ Steve Williamson
Steve Williamson Chief Financial Officer (Principal Financial and Accounting Officer)