Form 10-Q
period 2010-09-30
PRE PAID LEGAL SERVICES INC
filed 2010-10-27
CIK 311657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010
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
The number of shares outstanding of the registrant’s common stock (excluding 4,852,179 shares held in treasury) as of October 21, 2010 was 9,764,441.

PRE-PAID LEGAL SERVICES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2010

CONTENTS

Part I. Financial Information

Part II. Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	21

	Signatures	24

ITEM 1. FINANCIAL STATEMENTS
PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in 000's, except par values)

ASSETS

	September 30,	December 31,
	2010	2009
Current assets:	(Unaudited)
Cash and cash equivalents	$ 51,608	$ 32,904
Available-for-sale investments, at fair value	3,383	2,959
Membership fees receivable	6,452	6,286
Inventories	1,122	1,266
Refundable income taxes	3,824	1,330
Deferred member and associate service costs	15,151	16,074
Deferred income taxes	5,999	5,370
Other assets	2,963	6,123
Total current assets	90,502	72,312
Available-for-sale investments, at fair value	20,229	20,529
Investments pledged, at fair value	4,521	4,212
Property and equipment, net	45,130	49,100
Deferred member and associate service costs	2,079	2,065
Cash value of life insurance policies	9,430	8,263
Other assets	1,506	1,507
Total assets	$ 173,397	$ 157,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Membership benefits payable	$11,429	$11,987
Deferred revenue and fees	27,949	28,383
Current portion of capital leases payable	26	245
Current portion of notes payable	17,837	23,241
Income taxes payable	244	–
Accounts payable and accrued expenses	14,441	19,249
Total current liabilities	71,926	83,105
Capital leases payable	866	886
Notes payable	5,733	19,010
Deferred revenue and fees	2,079	2,065
Deferred income taxes	6,306	5,405
Deferred compensation liabilities	10,695	9,190
Total liabilities	97,605	119,661
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized; 14,619 and 14,904 issued at September 30, 2010 and December 31, 2009, respectively	146	149
Retained earnings	172,690	135,401
Accumulated other comprehensive income	1,984	1,805
Treasury stock, at cost; 4,852 shares held at September 30, 2010 and December 31, 2009, respectively	(99,028)	(99,028)
Total stockholders’ equity	75,792	38,327
Total liabilities and stockholders’ equity	$173,397	$157,988

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in 000's, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Membership fees	$105,255	$105,435	$319,314	$317,856
Associate services	6,103	7,624	20,627	18,814
Other	697	888	2,475	2,790
	112,055	113,947	342,416	339,460
Costs and expenses:
Membership benefits	35,180	35,991	106,713	108,209
Commissions	29,069	36,676	87,840	93,023
Associate services and direct marketing	6,593	7,827	19,694	21,132
General and administrative	12,329	12,613	37,075	38,918
Other, net	2,232	2,361	6,839	6,495
	85,403	95,468	258,161	267,777

Income before income taxes	26,652	18,479	84,255	71,683
Provision for income taxes	10,785	7,648	33,116	27,960
Net income	$ 15,867	$ 10,831	$ 51,139	$ 43,723

Basic earnings per common share	$ 1.61	$ .99	$ 5.14	$ 3.96
Diluted earnings per common share	$ 1.61	$ .99	$ 5.13	$ 3.95

Weighted average number of shares:
Basic	9,850	10,967	9,954	11,048
Diluted	9,866	10,983	9,969	11,061

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in 000's)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$15,867	$10,831	$51,139	$43,723
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustment	272	646	(88)	1,149
Reclassification adjustment for realized foreign currency translation gains included in net income	(7)	-	(32)	-
	265	646	(120)	1,149

Unrealized holding gains arising on investments during period	282	641	342	858
Reclassification adjustment for realized gains included in net income	-	-	(43)	(85)
	282	641	299	773
Other comprehensive income, net of income taxes of $350 and $345 for the three months and $894 and $416 for the nine months ended September 30, 2010 and 2009, respectively	547	1,287	179	1,922

Comprehensive income	$16,414	$12,118	$51,318	$45,645

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000's)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$51,139	$43,723
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	272	502
Depreciation and amortization	5,809	6,074
Changes in operating assets and liabilities:
(Increase) decrease in Membership fees receivable	(166)	277
Decrease (increase) in inventories	144	(74)
Increase in refundable income taxes	(2,494)	(3,452)
Decrease (increase) in deferred member and associate service costs	909	(3,506)
Decrease (Increase) in other assets and cash value of life insurance policies	1,994	(2,086)
Decrease in accrued Membership benefits	(558)	(51)
(Decrease) increase in deferred revenue and fees	(420)	2,963
Increase in deferred compensation liabilities	1,505	983
Increase in income taxes payable	244	–
(Decrease) increase in accounts payable and accrued expenses	(4,928)	3,056
Net cash provided by operating activities	53,450	48,409
Cash flows from investing activities:
Additions to property and equipment	(1,839)	(2,516)
Purchases of investments – available for sale	(3,118)	(12,609)
Maturities and sales of investments – available for sale	2,984	11,862
Net cash used in investing activities	(1,973)	(3,263)
Cash flows from financing activities:
Proceeds from exercise of stock options	33	108
Tax benefit on exercise of stock options	26	14
Decrease in capital lease obligations	(239)	(243)
Repayments of debt	(18,681)	(17,848)
Purchases of treasury stock	(13,912)	(14,825)
Net cash used in financing activities	(32,773)	(32,794)

Net increase in cash and cash equivalents	18,704	12,352
Cash and cash equivalents at beginning of period	32,904	26,528
Cash and cash equivalents at end of period	$51,608	$38,880
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 598	$ 982
Cash paid for income taxes	$32,676	$32,918
Non-cash activities - capital lease obligations incurred	$ –	$ 446

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

The accompanying unaudited financial statements as of September 30, 2010, and for the three and nine month periods ended September 30, 2010 and 2009, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results expected for the full year.

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

On March 23, 2007, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (“FTC”) requesting information relating to our Identity Theft Shield and Affirmative Defense Response System (“ADRS”) program. On April 20, 2009, we received a letter from the FTC alleging misrepresentations in sales materials used in our Identity Theft Shield and ADRS program such that we made false and misleading claims about the effectiveness of ADRS for helping organizations comply with government data security requirements. Revisions to the marketing materials originally provided to the FTC have been made subsequent to the initial communication with the FTC. We attempted to resolve this matter with the FTC between May 2009 and November 2009; however on November 18, 2009, the FTC forwarded a staff recommendation to the FTC Commissioners with a proposed complaint seeking injunctive relief and disgorgement of funds received for sales of the Identity Theft Shield and legal plan products at ADRS presentations. We met with the FTC on February 3, 2010 to explain our disagreement with the FTC and to reach a mutually agreeable solution. Following the meetings with the FTC, we continued to provide requested information to the FTC. On July 28, 2010 the FTC issued a closing letter with no findings against the Company.

           We are the subject of an informal inquiry by the SEC. This inquiry is a fact-finding inquiry and does not mean that the SEC has reached any conclusions. On October 5, 2009, we received a subpoena from the Division of Enforcement of the SEC. The subpoena required us to produce a variety of documents pertaining to our treasury stock repurchase program; our ADRS program and other marketing practices; membership statistical information; segment reporting; the FTC contingency disclosure; and other operational practices. On April 13, 2010 we received an additional subpoena requesting information relating to certain membership information, member complaints about provider law firms, our efforts to achieve compliance with the payment card industry requirements, the resignation of Harland C. Stonecipher as Chief Executive Officer and the resignation of Tom Smith as a director. On July 9, 2010 we received an additional subpoena requesting information related to prior subpoenas and our production of documents to the SEC . Since that time, we continue to respond to requests to clarify prior productions. We continue to cooperate with the staff of the SEC and expect to continue to do so. We are not able to predict what the outcome of this inquiry may be or when it will be resolved.

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

Canadian taxing authorities challenged portions of our commission and general and administrative deductions for tax years 1999 - 2002 and have tax assessments that aggregate $5.7 million. During 2007, we reached a settlement with Canadian taxing authorities regarding the general and administrative deductions that would allow us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian and U.S. tax returns have been amended to reflect the changes in our general and administrative expense and credits/refunds for the associated taxes, penalty and interest. The Canadian taxing authorities contended commission deductions should be matched with the membership revenue as received, we contend these commissions are deductible when paid. Under Canadian tax laws, our commission payments are treated as a prepaid expense and we base our deduction of commission on the fact that all the services (the sale of the membership) have been performed by the sales associate at the time of sale, therefore this prepaid expense (the commission payments) is deductible when paid. In addition, the commission payment is taxable to the sales associate when paid and each year we issue a T4 (Canadian 1099 equivalent) to sales associates for the total commission payments made during that year. We did not prevail on the commission issue on our appeal to the Canadian taxing authorities and on December 19, 2008 filed our Notice of Appeal with the Tax Court of Canada. During the 3rd quarter 2009, the Canadian taxing authorities indicated they were amenable to a settlement regarding the commission issue. In October 2010 they informed us they had agreed to our proposed settlement terms which allows a deduction for substantially all commissions paid during years 1999 – 2002 in those tax years. We believe this settlement provides a basis for the full deduction of commissions when paid for tax years 2003 forward. We have paid all the assessed tax, penalty and interest relating to the commission issue and at September 30, 2010 have $3.2 million recorded in Refundable income taxes which represents the amount we expect to receive for previously paid tax, penalty and interest for tax years 1999 through 2002.

Note 3 – Treasury Stock Purchases
We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 16 million shares through subsequent board actions. At September 30, 2010 we had purchased 15.4 million treasury shares under these authorizations for a total consideration of $471.8 million, an average price of $30.66 per share. We purchased and formally retired 162,648 shares of our common stock during the 2010 third quarter for $8.5 million, or an average price of $52.49 per share, reducing our common stock by $1,626 and our retained earnings by $8.5 million. We purchased and formally retired 286,455 shares of our common stock during the nine months ended September 30, 2010 for $13.9 million, or an average price of $48.56 per share, reducing our common stock by $2,865 and our retained earnings by $13.9 million. See Note 6. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings Per Share:	2010	2009	2010	2009
Earnings:
Net income	$15,867	$10,831	$51,139	$43,723
Shares:
Weighted average shares outstanding	9,850	10,967	9,954	11,048
Diluted Earnings Per Share:
Earnings:
Net income	$15,867	$10,831	$51,139	$43,723
Shares:
Weighted average shares outstanding	9,850	10,967	9,954	11,048
Assumed exercise of options	16	16	15	13
Weighted average number of shares, as adjusted	9,866	10,983	9,969	11,061
Shares issued pursuant to option exercises	2	–	2	5

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month or nine month periods ended September 30, 2010 and 2009.

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

In January 2010, the Financial Accounting Standards Board issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2010 and 2009.

Note 6 – Notes Payable
During 2006, we received $80 million of senior, secured financing (the “Senior Loan”) from Wells Fargo Capital Finance (“Wells Fargo”) consisting of a $75 million five year term loan facility (the “Term Facility”) and a $5 million five year revolving credit facility (the “Revolving Facility”). At September 30, 2010, we had the full Revolving Facility available to us. After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and were used to purchase treasury stock.

The Term Facility provides for a five-year maturity and amortizes in monthly installments of $1.25 million commencing August 1, 2006, with interest on the outstanding balances under the Term Facility and the Revolving Facility payable, at our option, at a rate equal to Wells Fargo base rate or at the 30 day LIBOR rate plus 150 basis points. The interest rate at September 30, 2010 was 1.76%. We are also obligated to make additional quarterly payments equal to 50% of our “excess cash flow” (as defined in the Senior Loan agreement) if our Leverage Ratio is greater than or equal to 1 to 1 at the end of a quarter. Our Leverage Ratio was 0.22 to 1 at September 30, 2010. We expect to be able to repay the facilities with cash flow from operations. We have the right to prepay the Term Facility in whole or in part without penalty.

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
♦
a limitation on our ability to pay dividends or make stock purchases, other than with the net proceeds of the Term Loan, unless we meet certain cash flow tests; At September 30, 2010, we had approximately $31.9 million of availability pursuant to this limitation;

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

♦	a requirement to maintain at least 1.3 million members;
♦	a requirement to maintain a Leverage Ratio (funded indebtedness as of the end of each quarter divided by EBITDA for the trailing twelve months) of no more than 1.5 to 1;
♦	we must have availability (unused portion of the Revolving Facility) plus Qualified Cash (the amount of unrestricted cash and cash equivalents) greater than or equal to $12.5 million; and
♦
an event of default occurs if Harland Stonecipher ceases to be our Chairman and Chief Executive Officer for a period of 120 days unless replaced with a person approved by Wells Fargo.  In April 2010 we received written consent from Wells Fargo agreeing to Randy Harp and Mark Brown, as Chief Executive Officers of Borrower, replacing Harland Stonecipher as CEO.

We were in compliance with these covenants at September 30, 2010.

Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and has a final maturity of August 2011. This loan, with interest at the 30-day LIBOR rate plus 150 basis points adjusted monthly, is secured by a mortgage on our headquarters. The interest rate at September 30, 2010 was 1.76% with monthly principal payments of $191,000 plus interest with the balance of approximately $2.3 million due at maturity. The real estate loan’s financial covenants conform to those of the Senior Loan.

During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30-day LIBOR rate plus 89 basis points adjusted monthly, is secured by a mortgage on the aircraft and engines. The interest rate at September 30, 2010 was 1.15% with monthly principal payments of $80,000 plus interest.

A schedule of outstanding balances as of September 30, 2010 is as follows:

Senior loan	$12,500
Real estate loan	4,381
Aircraft loan	6,689
Total notes payable	23,570
Less: current portion of notes payable	(17,837)
Long term portion	$ 5,733

A schedule of future maturities as of September 30, 2010 is as follows:

Repayment schedule commencing October 2010:
Year 1	$17,837
Year 2	956
Year 3	956
Year 4	956
Year 5	956
Thereafter	1,909
Total notes payable	$23,570

Note 7 - Share-based Compensation
During the nine months ended September 30, 2010, the stock option activity under our stock option plans was as follows:

	Weighted Average Price	Number of Shares	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	$19.20	38,000
Granted	–	–
Cancelled	–	–
Exercised	$19.20	1,700
Outstanding, September 30, 2010	$19.20	36,300	0.42	$ 1,571
Options exercisable as of September 30, 2010	$19.20	36,300	0.42	$ 1,571

Other information pertaining to option activity during the six months ended September 30, 2010 and 2009 was as follows:

	September 30, 2010	September 30, 2009
Weighted average grant-date fair value of stock options granted	Not applicable	Not applicable
Total fair value of stock options vested	Not applicable	Not applicable
Total intrinsic value of stock options exercised	$ 68	$ 40

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and 2009 by level within the fair value hierarchy:

Investments	September 30,
Fair Value Measurements Using:	2010	2009
Level 1 inputs	$ –	$ –
Level 2 inputs: Obligations of state and political subdivisions Certificates of deposit Government guaranteed bank debt Other	22,359 4,938 – 836	32,327 4,069 1,602 1,010
	28,133	39,008
Level 3 inputs	–	–
Total	$28,133	$39,008

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

Our financial instruments consist primarily of cash, certificates of deposit, short-term investments, debt securities, Membership fees receivable, Membership benefits payable, notes payable and accounts payable and accrued expenses. Fair value estimates have been determined by us, using available market information and appropriate valuation methodologies.  Fair values of inactively traded debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates. The carrying value of cash, certificates of deposit, Membership fees receivable, Membership benefits payable and accounts payable and accrued expenses are considered to be representative of their respective fair value, due to the short-term nature of these instruments. The carrying value of notes payable is considered to be representative of their respective fair values, due to the variable interest rate feature of such notes. The fair value disclosures relating to debt securities are presented above.

Note 9 – Subsequent Events
On October 25, 2010 we announced that we are evaluating strategic alternatives, including a possible sale of the Company and alternatives that do not involve a sale, to enhance shareholder value. The Board of Directors has established a special committee comprised of independent directors to lead the process. As part of the process, the special committee has been evaluating an offer received by us from a well‐known private equity firm to acquire all of the outstanding shares of our common stock in a merger at a price of $60.00 cash per share. Counsel for the offeror has notified us that in the event of a public disclosure by us or our advisors of the offeror’s proposal, the proposal will be deemed withdrawn. The special committee has not set a definitive timetable for completion of its evaluation of strategic alternatives and there can be no assurances that the process will result in any transaction being announced or completed.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2009, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the third quarter of 2010 compared to the third quarter of 2009 and the second quarter of 2010 (Table amounts in 000’s). The sum of the percentages in the tables may not total due to rounding.

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009 and compared to Three Months Ended June 30, 2010	Three Months Ended Sept. 30, 2010	% of Total Revenue	% Change From Prior Year	% Change From Sequential Period	Three Months Ended Sept. 30, 2009	% of Total Revenue	Three Months Ended June 30, 2010	% of Total Revenue
Revenues:
Membership fees	$105,255	93.9	(.2)	(1.4)	$105,435	92.5	$106,739	93.5
Associate services	6,103	5.5	(20.0)	(6.0)	7,624	6.7	6,496	5.7
Other	697	0.6	(21.5)	(22.1)	888	0.8	895	0.8
	112,055	100.0	(1.7)	(1.8)	113,947	100.0	114,130	100.0
Costs and expenses:
Membership benefits	35,180	31.4	(2.3)	(1.9)	35,991	31.5	35,851	31.4
Commissions	29,069	25.9	(20.7)	(0.6)	36,676	32.2	29,245	25.6
Associate services and direct marketing	6,593	5.9	(15.8)	(12.7)	7,827	6.9	7,554	6.6
General and administrative	12,329	11.0	(2.3)	(.9)	12,613	11.1	12,444	10.9
Other, net	2,232	2.0	(5.5)	.2	2,361	2.1	2,227	2.0
	85,403	76.2	(10.5)	(2.2)	95,468	83.8	87,321	76.5

Income before income taxes	26,652	23.8	44.2	(.6)	18,479	16.2	26,809	23.5
Provision for income taxes	10,785	9.6	41.0	4.5	7,648	6.7	10,323	9.1
Net income	$15,867	14.2	46.5	(3.8)	$10,831	9.5	$16,486	14.4

	Three Months Ended:
New Memberships:	9/30/2010	6/30/2010	9/30/2009
New legal service membership sales	121,277	120,443	166,377
New “stand-alone” IDT membership sales	4,635	4,974	8,645
Total new membership sales	125,912	125,417	175,022
New “add-on” IDT membership sales	75,027	75,593	112,653
Average Annual Membership fee	$328.17	$333.29	$325.60
Active Memberships:
Active legal service memberships at end of period	1,403,848	1,419,673	1,455,492
Active “stand-alone” IDT memberships at end of period (see note below)	89,285	90,062	90,063
Total active memberships at end of period	1,493,133	1,509,735	1,545,555
Active “add-on” IDT memberships at end of period (see note below)	689,409	697,468	710,795
New Sales Associates:
New sales associates recruited	36,329	36,313	75,398
Average enrollment fee paid by new sales associates	$65.34	$70.58	$79.31
Average Membership fee in force:
Average Annual Membership fee	$303.70	$303.74	$302.86
Note – reflects 3,924 net transfers from “add-on” status to “stand-alone” status during the third quarter 2010.

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

Recently Issued Accounting Pronouncements
See Note 5 – Recently Issued Accounting Pronouncements in Item 1 above.

Results of Operations – Third Quarter of 2010 compared to Third Quarter of 2009
Net income increased 46% for the third quarter of 2010 to $15.9 million from $10.8 million for the prior year’s third quarter primarily due to a decrease in commissions of $7.6 million, a decrease in associate services and direct marketing expenses of $1.2 million, a decrease of $811,000 in Membership benefits, a decrease of $284,000 in general and administrative expenses, a decrease in other, net expenses of $129,000, partially offset by a decrease in associate services revenues of $1.5 million, a decrease in other revenues of $191,000, a decrease in Membership fees of $180,000 and an increase in income taxes of $3.1 million. Diluted earnings per share increased 63% to $1.61 per share from $99 cents per share for the prior year’s comparable quarter due to the 46% increase in net income and a 10% decrease in the weighted average number of diluted shares outstanding.

Membership fees decreased slightly to $105.3 million during the 2010 third quarter compared to $105.4 million for 2009. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 28% during the three months ended September 30, 2010 to 125,912 from 175,022 during the comparable period of 2009 due to bonuses and incentive programs that were in place during the 2009 period. At September 30, 2010, there were 1,493,133 active Memberships in force compared to 1,545,555 at September 30, 2009, a decrease of 3%. The average annual fee per Membership has increased from $303 for all Memberships in force at September 30, 2009 to $304 for all Memberships in force at September 30, 2010, primarily as a result of a larger number of IDT memberships.

Associate services revenue decreased by $1.5 million to $6.1 million during the third quarter of 2010 when compared to the 2009 quarter. New associates enrolled decreased 52% to 36,329 during the 2010 period compared to 75,398 for the same period of 2009 due to bonuses and incentive programs that were in place during the 2009 period. The average enrollment fees paid by new sales associates were $65 and $79 for the respective periods. The eService fees increased to $3.5 million for the third quarter of 2010 compared to $2.4 million for the 2009 quarter. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

Other revenue declined 22% from $888,000 for the 2009 period to $697,000 for the 2010 period.

Total revenues decreased 2% to $112.1 million for the three months ended September 30, 2010 from $113.9 million during the comparable period of 2009 due to a $1.5 million decrease in associate services revenue, a $191,000 decrease in other revenue and a $180,000 decrease in Membership fees.

Membership benefits, which primarily represent payments to provider law firms and Kroll Background America, Inc., a subsidiary of Kroll Inc. (“Kroll”), totaled $35.2 million for the three months ended September 30, 2010 compared to $36.0 million for the comparable period of 2009, and represented 33% and 34% of Membership fees, respectively, for the two periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be relatively stable going forward as substantially all active Memberships provide for a capitated cost.

Commissions to associates decreased to $29.1 million for the three months ended September 30, 2010 compared to $36.7 million for the comparable period of 2009, and represented 28% and 35% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the third quarter of 2010 totaled 125,912, a 28% decrease from the 175,022 for 2009, and the “add-on” IDT Membership sales which are not included in these totals decreased 33% to 75,027 for the third quarter of 2010 from 112,653 for 2009. Our average Annual Membership fee written during the third quarter of 2010 increased to $328 from $326 during the 2009 period. Our new Membership fees written during the third quarter of 2010 decreased 27% from 2009. Average commission per new Membership was $231 for the 2010 third quarter compared to $210 for the 2009 third quarter. Commissions for the thrid quarter 2010 were approximately $1.3 million higher due to a “no-chargeback” promotion which reduced the amount of chargebacks recovered. When new Membership fees written increases or when we add commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership will increase accordingly.

Associate services and direct marketing expenses decreased to $6.6 million for the three months ended September 30, 2010 from $7.8 million for the comparable period of 2009. The decrease was primarily a result of a decrease in bonuses and printing. We offer the Player’s Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. The Player’s Club expenses remained relatively unchanged. The associate services and direct marketing expenses also include the costs of providing associate services and marketing support.

General and administrative expenses during the three months ended September 30, 2010 and 2009 were $12.3 million and $12.6 million, respectively, and represented 12% of Membership fees for both periods. The $284,000 decrease in general and administrative expenses included decreases in consulting fees associated with Payment Card Industry compliance, license and fees, bank service charges and telephone expense, which were partially offset by increased director fees, employee expenses and legal fees.

Other expenses, net, which include depreciation and amortization, litigation accruals, interest expense and premium taxes reduced by interest income, were $2.2 million for the three months ended September 30, 2010 compared to $2.4 million for the 2009 comparable period. Depreciation expense was $1.9 million for the three months ended September 30, 2010 and $2.0 million for the 2009 comparable period. Interest expense decreased to $160,000 during the 2010 period from $444,000 during the comparable period of 2009 as a result of the reduction in debt and lower interest rates. Premium taxes decreased from $442,000 for the three months ended September 30, 2009 to $438,000 for the comparable period of 2010. Interest income decreased from $388,000 for the three months ended September 30, 2009 to $266,000 for the three months ended September 30, 2010, due to reduced interest rates.

We have recorded a provision for income taxes of $10.8 million (40.5% of pretax income) and $7.6 million (41.4% of pretax income) for the three months ended September 30, 2010 and 2009, respectively.

Results of Operations – Third Quarter of 2010 compared to Second Quarter of 2010
Third quarter 2010 membership fees decreased $1.5 million to $105.3 million from $106.7 million for the second quarter of 2010. Associate services revenues decreased during the 2010 third quarter by $393,000 to $6.1 million from $6.5 million for the 2010 second quarter and associate services and direct marketing expenses decreased by approximately $1.0 million during the same period. Membership benefits totaled $35.2 million in the third quarter of 2010 compared to $35.9 million for the 2010 second quarter and represented 33% and 34% of membership fees for the respective quarters. Commissions to associates totaled $29.1 million in the 2010 third quarter compared to $29.2 million for the 2010 second quarter and represented 28% and 27%, respectively, of membership fees for the two periods. General and administrative expenses decreased $115,000 during the 2010 third quarter to $12.3 million compared to $12.4 million for the 2010 second quarter and represented 12% of membership fees for both periods. The $115,000 decrease in general and administrative expenses included decreases in telephone expense, consulting fees associated with Payment Card Industry compliance and bank service charges which were partially offset by increases in employee cost and director fees.

Results of Operations – First Nine Months of 2010 compared to First Nine Months of 2009
Membership revenues increased less than one percent in the first nine months of 2010 to $319.3 million compared to $317.9 million for the first nine months of 2009. Net income increased 17% for the first nine months of 2010 to $51.1 million from $43.7 million for the prior year’s comparable period primarily due to a $5.2 million decrease in commissions, a decrease in general and administrative expenses of $1.8 million, an increase in Associate services revenues of $1.8 million, a decrease in Membership benefits of $1.5 million, an increase of $1.5 million in Membership revenues and a $1.4 million decrease in associate services and direct marketing expenses, partially offset by an increase in the provision for income taxes of $5.2 million, an increase in other, net expenses of $344,000 and a decrease in other revenues of $315,000. Diluted earnings per share increased 30% to $5.13 per share from $3.95 per share for the prior year’s comparable nine month period. The 30% increase in diluted earnings per share is due to a 17% increase in net income and an approximate 10% decrease in the weighted average number of diluted shares outstanding.

Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased approximately 8% during the nine months ended September 30, 2010 to 385,510 from 419,847 during the comparable period of 2009. At September 30, 2010, there were 1,493,133 active Memberships in force compared to 1,545,555 at September 30, 2009, a decrease of 3%. The average annual fee per Membership has increased from $303 for all Memberships in force at September 30, 2009 to $304 for all Memberships in force at September 30, 2010.

Associate services revenue increased 10% from $18.8 million for the first nine months of 2009 to $20.6 million during the comparable period of 2010 primarily due to an increase in eService fees offset partially by a decrease in associate enrollment fees. Total new associates enrolled decreased 11% during the first nine months of 2010 to 110,282 compared to 124,441 for the same period of 2009 and average enrollment fees paid by new sales associates decreased to $69 during the 2010 period from $106 during the 2009 nine months due to a lower average enrollment fee available during the 2010 period. The eService fees increased to $10.5 million during the first nine months of 2010 compared to $7.5 million for the comparable period of 2009. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged and the number who choose to participate in the Company’s eService program, but the Company expects that such revenues will continue to be offset by the direct and indirect cost to the Company of training (including training bonuses paid), providing associate services and other direct marketing expenses.

Other revenue decreased $315,000 from $2.8 million for the nine month period ending September 30, 2009 to $2.5 million for the same period of 2010.

Primarily as a result of the increase in associate services revenue and Membership fees, total revenues increased to $342.4 million for the nine months ended September 30, 2010 from $339.5 million during the comparable period of 2009, an increase of approximately 1%.

Membership benefits totaled $106.7 million for the nine months ended September 30, 2010 compared to $108.2 million for the comparable period of 2009, and represented 33% and 34% of Membership fees, respectively, for the two periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be relatively stable going forward as substantially all active Memberships provide for a capitated cost.

Commissions to associates decreased 6% to $87.8 million for the nine months ended September 30, 2010 compared to $93.0 million for the comparable period of 2009, and represented 28% and 29% of Membership fees, respectively, for the two periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the first nine months of 2010 decreased 8% to 385,510 for the nine months ended September 30, 2010 from 419,847 for the comparable period of 2009, and the “add-on” IDT Membership sales which are not included in these totals decreased 14% to 226,929 for the nine months ended September 30, 2010 from 263,512 for 2009. Our average Annual Membership fee written during the first nine months of 2010 increased approximately 1% to $328.88 from $324.96 for 2009. Our new Membership fees written during the first nine months of 2010 decreased 27% from 2009. Commissions for the nine months ended September 30, 2010 were approximately $1.3 million higher due to a “no-chargeback” promotion which reduced the amount of chargebacks recovered. Should we add additional commissions to our compensation plan or reduce the amount of chargebacks collected from its associates as it has from time to time, the commission cost per new Membership will increase accordingly.

Associate services and direct marketing expenses decreased to $19.7 million for the nine months ended September 30, 2010 from $21.1 million for the comparable period of 2009. The decrease was primarily a result of decreased cost for bonus programs, incentive trip expenses and decreased costs for materials and related freight sent to new associates due to the decrease in the number of new associates enrolled during the period. We offer the Player’s Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. These expenses also include the costs of providing associate services and marketing expenses.

General and administrative expenses during the nine months ended September 30, 2010 decreased 5% to $37.1 million from $38.9 million for the nine months ended September 30, 2009 and represented 12% of Membership fees for the two periods. The $1.8 million decrease in general and administrative expenses included decreases in employee expenses, legal fees, consulting fees associated with Payment Card Industry compliance, license and fees, and telephone expense, which were partially offset by increased computer maintenance fees, director fees and bank service charges

Other expenses, net, which include depreciation and amortization, litigation accruals, interest expense and premium taxes reduced by interest income, was $6.8 million for the nine months ended September 30, 2010 compared to $6.5 million for the 2009 comparable period. Depreciation decreased to $5.8 million for the first nine months of 2010 from $6.1 million for the comparable period of 2009. Litigation expenses increased by $8,000 for the first nine months of 2010 compared to a decrease of $450,000 in the 2009 period. Interest expense decreased to $577,000 during the 2010 period from $925,000 during the comparable period of 2009 as a result of lower indebtedness and lower interest rates. Premium taxes were $1.3 million for both periods. Interest income decreased $661,000 to $841,000 for the nine months ended September 30, 2010 from $1.5 million for the comparable period of 2009, due to lower interest rates.

We have recorded a provision for income taxes of $33.1 million (39.3% of pretax income) and $28.0 million (39.0% of pretax income) for the first nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources
General
Net cash flow provided by operating activities was $53.5 million for the nine months ended September 30, 2010 compared to $48.4 million for the same period in 2009. This $5.0 million increase was primarily the result of a $1.8 million decrease in cash payments to our employees and vendors for general and administrative expenses, a $1.6 million decrease in cash commissions paid to our associates, a $1.2 million increase in cash payments from our members, a $1.1 million decrease in cash payments paid to our providers for the delivery of Membership benefits and a $981,000 decrease in cash payments for associates services and direct marketing cost, partially offset by a $1.7 million decrease in cash receipts from our associates for new associate fees and eService fees

Consolidated net cash used in investing activities was $2.0 million for the first nine months of 2010 compared to net cash used of $3.3 million for the comparable period of 2009. This $1.3 million change in investing activities resulted from a $8.9 million decrease in the maturities and sales of investments offset by a $9.5 million decrease in investment purchases and approximately $677,000 decrease in property and equipment purchases.

Net cash used in financing activities during the first nine months of 2010 was $32.8 million compared to $32.8 million for the comparable period of 2009. This change of approximately $21,000 was primarily comprised of a $913,000 decrease in treasury stock purchases partially offset by an $833,000 increase in debt repayments.

We purchased and formally retired 286,455 shares of our common stock during the first nine months of 2010 for $13.9 million, or an average price of $48.56 per share, reducing our common stock by $2,865 and our retained earnings by $13.9 million. We had positive working capital of $18.6 million at September 30, 2010, an increase of $29.4 million compared to our negative working capital of $10.8 million at December 31, 2009. The increase was primarily due to an $18.7 million increase in cash and cash equivalents, a $4.8 million decrease in accounts payable and accrued expenses and a $5.4 million decrease in the current portion of notes payable. The $18.6 million positive working capital at September 30, 2010 would have been a $31.4 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities.

At September 30, 2010 we reported $75.2 million in cash and cash equivalents and unpledged investments compared to $56.4 million at December 31, 2009. Our investments typically consist of certificates of deposit, investment grade (rated Baa or higher) bonds primarily issued by corporations and the United States Treasury, auction rate certificates and state and municipal tax-exempt bonds.

We generally advance significant commissions at the time a Membership is sold. During the nine months ended September 30, 2010, we advanced commissions, net of chargebacks, of $88.2 million on new Membership sales compared to $92.4 million for the same period of 2009. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of September 30, 2010, and related activity for the nine month period then ended, were:

(Amounts in 000’s)
Beginning unearned advance commission payments (1)	$178,663
Advance commission payments, net	99,647
Earned commissions applied	(97,323)
Advance commission payment write-offs	(5,228)
Ending unearned advance commission payments before estimated unrecoverable payments (1)	175,759
Estimated unrecoverable advance commission payments (1)	(51,379)
Ending unearned advance commission payments, net (1)	$124,380

(1) These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $74.5 million. As such, at September 30, 2010 future commission payments and related expense should be reduced as unearned advance commission payments of approximately $50 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We believe that we have the ability to finance the next twelve months of operations, anticipated capital expenditures and required debt repayment obligations based on our existing amount of cash and cash equivalents and unpledged investments at September 30, 2010 of $75.2 million. We believe our long-term liquidity needs will be met by our ability to generate cash flow from operations and our existing cash and cash equivalent balances. We expect to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes such as treasury stock purchases, dividends, and advance repayment of debt subject to the restrictions contained in our debt agreements.

Notes Payable
See Note 6 – Notes Payable in Item 1 above.

Parent Company Funding and Dividends
Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. (“PPLCI”), Pre-Paid Legal Services Inc. of Florida (“PPLSIF”) and Legal Service Plans of Virginia, Inc. (“LSPV”). The ability of these entities to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of these entities, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. During 2010 we received $1.9 million in dividends from LSPV.  During 2009, we received $1.8 million in dividends from LSPV and $6.7 million in dividends from PPLCI.

Contractual Obligations
There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these “critical accounting policies” are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes in the application of critical accounting policies or estimates during the first nine months of 2010. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Capital and Dividend Plans
We continue to evaluate the desirability of additional share repurchases and additional cash dividends. We declared dividends of $0.50 per share during 2004 and $0.60 per share during 2005 and have previously announced that we will continue share repurchases, pay a dividend, or both, depending on our financial condition, available resources and market conditions, as well as compliance with our various loan covenants which limit our ability to repurchase shares or pay cash dividends. We expect to continue our open market repurchase program when we can acquire shares at prices we believe are attractive as we have existing authorization from the Board to purchase an additional 613,622 shares. We also continue to evaluate additional sources of financing that may enable us to accelerate the repurchase program at prices we believe are attractive.

Forward-Looking Statements
All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of September 30, 2010 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

As of September 30, 2010, our investments consisted of the following:

Description	Fair Value
Obligations of state and political subdivisions	$ 22,359
Certificates of deposit	4,938
Corporate obligations	426
Auction Rate Securities	325
U. S. Government obligations	85
Total investments	$ 28,133

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

	(In 000’s) Fair value	Hypothetical change in interest rate (bp = basis points)	Estimated fair value after hypothetical change in interest rate
Fixed-maturity investments at September 30, 2010 (1)	$22,870	100 bp increase	$21,825
		200 bp increase	20,835
		50 bp decrease	23,373
		100 bp decrease	23,899
Fixed-maturity investments at December 31, 2009 (1)	$22,493	100 bp increase	$21,406
		200 bp increase	20,375
		50 bp decrease	23,017
		100 bp decrease	23,551
___________________
(1)	Excluding short-term investments (certificates of deposits and auction rate certificates) with a fair value of $5.2 million at both September 30, 2010 and December 31, 2009.

The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at September 30, 2010 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.0 million at that date. At December 31, 2009, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.1 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

Interest Rate Risk
As of September 30, 2010, we had $23.6 million in notes payable outstanding at interest rates indexed to the 30 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $236,000. As of September 30, 2010, we had not entered into any interest rate swap agreements with respect to the term loans but had approximately $48 million in cash deposits that earn interest, either in cash or as an earnings credit which reduces processing expenses, and are re-priced on a daily or weekly basis.

Foreign Currency Exchange Rate Risk
Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 2% of our revenues and $6.8 million of our assets are derived/denominated in Canadian dollars. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded negative unrealized foreign currency translation adjustments of $88,000, net of taxes, for the nine months ended September 30, 2010 and we recorded a realized foreign currency translation gain of $32,000, net of taxes, for the nine months ended September 30, 2010. At September 30, 2010 we have a cumulative positive foreign currency translation adjustment balance of $990,000, net of taxes. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.

ITEM 4.                      CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

The following table provides information about our purchases of stock during the third quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2010	6,313	$ 47.22	6,313	769,957
August 2010	144,377	51.97	144,377	625,580
September 2010	11,958	61.46	11,958	613,622
Total	162,648	$ 52.49	162,648
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

PRE-PAID LEGAL SERVICES, INC.
(Registrant)

Date: October 26, 2010	/s/ Randy Harp
Randy Harp co-Chief Executive Officer, President and Chief Operating Officer (co-Principal Executive Officer)

Date: October 26, 2010	/s/ Mark Brown
Mark Brown co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer (co-Principal Executive Officer)

Date: October 26, 2010	/s/ Steve Williamson
Steve Williamson Chief Financial Officer (Principal Financial and Accounting Officer)