Form 10-K
period 2010-12-31
PRE PAID LEGAL SERVICES INC
filed 2011-02-28
CIK 311657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-9293

PRE-PAID LEGAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1016728
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

One Pre-Paid Way
Ada, Oklahoma	74820
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (580) 436-1234

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered under Section 12 (g) of the Exchange Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K 7.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Company ☐
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2010: $238,067,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 11, 2011, there were 9,764,194shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of our definitive proxy statement for our 2011 annual meeting of shareholders are incorporated into Part III of this Form 10–K by reference.

PRE-PAID LEGAL SERVICES, INC.
FORM 10-K
For the Year Ended December 31, 2010
TABLE OF CONTENTS

PRE-PAID LEGAL SERVICES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

MERGER ANNOUNCEMENT

     On January 30, 2011, Pre-Paid Legal Services, Inc. (“Pre-Paid” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MidOcean PPL Holdings Corp., a Delaware corporation (“Parent”), and PPL Acquisition Corp., an Oklahoma corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are beneficially owned by MidOcean Partners III, L.P., and affiliated investment funds. The Merger Agreement was unanimously approved by the Company’s Board of Directors acting upon the unanimous recommendation of the special committee of the Board formed in September 2010 for the purpose of evaluating strategic alternatives for the Company.

     At the effective time of the Merger, each share of Common Stock, par value $0.01 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the effective time (other than shares owned by (i) the Company or any of its subsidiaries, (ii) Parent or any of its subsidiaries or (iii) shareholders who have perfected and not withdrawn a demand for appraisal rights under Oklahoma law) will be automatically cancelled and converted into the right to receive $66.50 in cash without interest. The Merger is expected to close on or before July 31, 2011.

     Consummation of the Merger is subject to customary conditions, including, without limitation, (i) the approval by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on the Merger, (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law, injunction, judgment or ruling that restrains or prohibits the consummation of the Merger and (iv) the approval of Oklahoma and Florida insurance regulatory authorities.

Additional Information and Where to Find It

     In connection with the merger, Pre-Paid prepared and filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”). When completed, a definitive proxy statement and a form of proxy will be mailed to Pre-Paid's shareholders. BEFORE MAKING ANY VOTING DECISION, PRE-PAID'S SHAREHOLDERS ARE URGED TO READ THE PROXY STATEMENT REGARDING THE MERGER CAREFULLY AND IN ITS ENTIRETY BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER. Pre-Paid's shareholders will be able to obtain, without charge, a copy of the proxy statement (when available) and other relevant documents filed with the SEC from the SEC's website at www.sec.gov. Pre-Paid's shareholders will also be able to obtain, without charge, a copy of the proxy statement and other relevant documents (when available) by directing a request by mail or telephone to Pre-Paid, Attn: Randy Harp, One Pre-Paid Way, Ada, Oklahoma 74820-5813, telephone: (580) 436-1234, or from the investor relations section of the Company's website, http://www.prepaidlegal.com/newCorp2/investor/investor_home.html.

Participants in Solicitation

     Pre-Paid and its directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies from Pre-Paid's shareholders with respect to the special meeting of shareholders that will be held to consider the merger. Information about Pre-Paid's directors and executive officers and their ownership of the Company's common stock is set forth in the proxy statement related to the merger transaction, which was filed with the SEC on February 23, 2011. Shareholders may obtain additional information regarding the interests of the participants in the solicitation by reading the proxy statement and other relevant documents regarding the merger, when filed with the SEC.

ITEM 1. BUSINESS.

General

     We were one of the first companies in the United States organized solely to design, underwrite and market legal expense plans. Our predecessor commenced business in 1972 and began offering legal expense reimbursement services as a “motor service club” under Oklahoma law. In 1976, we were formed and acquired our predecessor in a stock exchange. We began offering Memberships independent of the motor service club product by adding a legal consultation and advice service, and in 1979, we implemented a legal expense benefit that provided for partial payment of legal fees in connection with the defense of certain civil and criminal actions. Our life events legal plans (referred to as “Memberships”) currently provide for a variety of legal services. In most states and provinces, standard plan benefits include preventive legal services, motor vehicle legal defense services, trial defense services, IRS audit services and a 25% discount off legal services not specifically covered by the Membership for an average monthly Membership fee of approximately $21. Additionally, in 49 states, the District of Columbia (“D.C.”) and 4 Canadian provinces, the Legal Shield rider can be added to the standard plan for only $1 per month and provides members with 24-hour access to a toll-free number for attorney assistance if the member is arrested or detained. We also offer our Identity Theft Shield (“IDT”) to new and existing members at $9.95 per month if added to a legal service Membership (“add-on IDT”) or IDT may be purchased separately for $12.95 per month (“stand-alone IDT”). The identity theft related benefits include a credit report and related instructional guide, a credit score and related instructional guide, credit report monitoring with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services. Also, benefits for minors are available for an additional $1 per month and monitoring from all three major credit repositories (tri-bureau monitoring) is available for an additional $3 per month.

     Life events legal plan benefits are generally provided through a network of independent provider law firms, typically one firm per state or province and IDT plan benefits are provided by Kroll Background America, Inc., a subsidiary of Kroll Inc. (“Kroll”). Members have direct, toll-free access to Kroll or their provider law firm rather than having to call for a referral. At December 31, 2010, we had 1,473,237 Memberships in force with members in all 50 states, D.C. and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of such Memberships were in 29 states and provinces.

Industry Overview

     Legal service plans, while used in Europe for more than one hundred years and representing more than a $4 billion European industry, were first developed in the United States in the late 1960s. Since that time, there has been substantial growth in the number of Americans entitled to receive various forms of legal services through legal service plans. The National Resource Center for Consumers of Legal Services (“NRC”) previously provided market information for different types of legal service plans and estimates of number of users. However, the NRC is no longer in existence and we are unaware of any current comparable information sources. In the last NRC report in 2002, the NRC estimated there were 164 million Americans without any type of legal service plan. We believe the legal service plan industry continues to evolve and market acceptance of legal service plans, as indicated by the continuing growth in the number of individuals covered by plans, is increasing.

     “Public Perceptions of Lawyers: Consumer Research Findings, April 2002” prepared on behalf of the American Bar Association concluded nearly seven in ten households had some occasion during the past year that might have led them to hire a lawyer. This report further suggested, “for the consumer, legal services are among the most difficult services to buy. The prospect of doing so is rife with uncertainty and potential risk,” and further concluded, “the challenge (and opportunity) for the legal profession is to make lawyers more accessible and less threatening to consumers who might need them.”

     The American Bar Association’s web site also reflects the legal profession’s support of the legal service plan concept by saying “The ABA has long supported prepaid legal services plans as a way to increase access to the justice system for low- and middle-income Americans. These plans allow individuals and families to address legal issues before they become significant problems, reducing demands on already overburdened court systems and instilling confidence in our justice system. The ABA web site points out that:
  Group legal plans are important to maintaining confidence in our justice system and the rule of law.

  Group legal plans efficiently and inexpensively provide preventative legal services to low and middle income Americans.

  Group legal services help ease the burden on overtaxed government programs.

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

     According to the latest estimates of the census bureaus of the United States and Canada, the two geographic areas in which we operate, the number of households in the combined area exceeds 141 million. Since we have always disclosed our members in terms of Memberships and individuals covered by the Membership include the individual who purchases the Membership together with his or her spouse and never-married children living at home up to age 21 or up to age 23 if the children are full time college students, we believe that our market share should be viewed as a percentage of households. Historically, we have described and suggested to our independent sales associates that their primary market focus should be the “middle” eighty percent of such households rather than the upper and lower ten percent segments based on our belief that the upper ten percent may already have access to legal services and the lower ten percent may not be able to afford the cost of a legal service plan. As a percentage of this defined “middle” market of approximately 113 million households, we currently have an approximate 1.3% share of the estimated market based on our existing 1.5 million active Memberships and, over the last 30 years, an additional 7% of households have previously purchased, but no longer own, Memberships. We routinely remarket to previous members and reinstated approximately 90,000, 95,000 and 82,000 Memberships during 2010, 2009 and 2008, respectively.

Description of Memberships

     The Memberships we sell generally allow members to access legal services through a network of independent law firms (“provider law firms”) under contract with us. Provider law firms are paid a monthly fixed fee on a capitated basis to render services to plan members residing within the state or province in which the provider law firm attorneys are licensed to practice. Because the fixed fee payments by us to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk since we know the percentage of Membership fees that will be paid to the benefit providers to deliver the Membership benefits and the timing of such payments. At December 31, 2010, Memberships subject to the capitated provider law firm arrangement comprised more than 99% of our active Memberships. The remaining Memberships, less than 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer (“open panel”) to provide legal services available under the Membership with the member’s lawyer being reimbursed for services rendered based on usual, reasonable and customary fees, or are in states where there is no provider law firm in place and our referral attorney network described below is utilized.

     Membership benefits utilization
     During 2010, our provider law firms processed more than 2.2 million requests for service, an average of 1.6 per Member. A request for service represents a member’s request for assistance on a specific legal matter. These requests usually include multiple telephone consultation(s) and often include document review(s), letter(s) written or telephone call(s) made to third parties on the members’ behalf, preparation of last will(s) and testament(s) and other legal assistance as described below. Although not all of our provider law firms maintain specific records of how often the legal engagement leads to additional fees being paid by members to the provider law firm, provider law firms representing approximately 99% of our Membership base reported that on average, less than 1% of these requests for service resulted in additional fees being paid by the member to the provider law firm.

     Family Legal Plan
     The Family Legal Plan we currently market in most jurisdictions consists of five basic benefit groups that provide coverage for a broad range of preventive and litigation-related legal expenses. The Family Legal Plan accounted for approximately 74% and 72%, respectively, of our Membership fees in 2010 and 2009 not including the add-on identity theft shield benefit that is often added to the family legal plans. When combined, the family legal plans and the add-on identity theft shield benefit accounted for approximately 92% of our Membership fees in both years. In addition to the Family Legal Plan, we market other specialized legal services products specifically related to employment in certain professions described below.

     In 11 states, certain of our plans are available in the Spanish language. For the Spanish language plans, the provider law firms have both bilingual staff and lawyers and we have bilingual staff for customer service, attorney resources and marketing service functions. We will continue to evaluate making our plans available in additional languages in markets where there is both sufficient demand and qualified staff and attorneys available.

     In exchange for a fixed monthly, semi-annual or annual payment, members are entitled to specified legal services. Those individuals covered by the Membership include the individual who purchases the Membership along with his or her spouse and never married children living at home up to age 21 or up to age 23 if the children are full time college students. Also included are children up to age 18 for whom the member is legal guardian and any dependent child, regardless of age, who is mentally or physically disabled. Each Membership, other than the Business Owners’ Legal Solutions Plan, is guaranteed renewable, except in the case of fraud or nonpayment of Membership fees. Historically, we have not raised rates to existing members. If new benefits become available, existing members may choose the newer, more comprehensive plan at a higher rate or keep their existing Memberships. Memberships are automatically renewed at the end of each Membership period unless the member cancels prior to the renewal date or fails to make payment on a timely basis.

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

     Preventive Legal Services. These benefits generally offer unlimited toll-free access to a member’s provider law firm for advice and consultation on any legal matter. These benefits also include letters and phone calls on the member’s behalf, review of personal contracts and documents, each up to 10 pages in length, last will and testament preparation for the member and annual will reviews at no additional cost. In almost every case, additional wills for spouse and other covered members may be prepared at a cost of $20 or less.

     Motor Vehicle Legal Protection. These benefits offer legal assistance for matters resulting from the operation of a licensed motor vehicle. Members have assistance available to them at no additional cost for: (a) defense in the court of original jurisdiction of moving traffic violations deemed meritorious, (b) defense in the court of original jurisdiction of any charge of manslaughter, involuntary manslaughter, vehicular homicide or negligent homicide as the result of a licensed motor vehicle accident, (c) up to 2.5 hours of assistance per incident for collection of minor property damages (up to $2,000) sustained by the member’s licensed motor vehicle in an accident, (d) up to 2.5 hours of assistance per incident for collection of personal injury damages (up to $2,000) sustained by the member or covered family member while driving, riding or being struck as a pedestrian by a motor vehicle, and (e) up to 2.5 hours of assistance per incident in connection with an action, including an appeal, for the maintenance or reinstatement of a member’s driver’s license which has been canceled, suspended, or revoked. No coverage under this benefit of the basic legal service plan is offered to members for pre-existing conditions, drug or alcohol related matters, or for commercial vehicles over two axles or operation without a valid license.

     Trial Defense. These benefits offer assistance to the member and the member’s spouse through an increasing schedule of benefits based on Membership year. Up to 60 hours are available for the defense of civil or job-related criminal charges by the provider law firm in the first Membership year. The criminal action must be within the scope and responsibility of employment activities of the member or spouse. Up to 2.5 hours of assistance are available prior to trial, and the balance is available for actual trial services. The schedule of benefits under this benefit area increases by 60 hours each Membership year to: 120 hours in the second Membership year, 3 hours of which are available for pre-trial services; 180 hours in the third Membership year, 3.5 hours of which are available for pre-trial services; 240 hours in the fourth Membership year, 4 hours of which are available for pre-trial services, to the maximum limit of 300 hours in the fifth Membership year, 4.5 hours of which are available for pre-trial services. This benefit excludes domestic matters, bankruptcy, deliberate criminal acts, alcohol or drug-related matters, business matters, and pre-existing conditions.

     In addition to the pre-trial benefits of the basic legal plan described above, there are additional pre-trial hours available as an option, or add-on, to the basic plan. These optional benefits cost $9.00 per month and add 15 hours of pre-trial services during the first year of the Membership increasing 5 additional hours each Membership year to the maximum limit of 35 hours in the fifth Membership year and increases total pre-trial and trial defense hours available pursuant to the expanded Membership to 75 hours during the first Membership year to 335 hours in the fifth Membership year. These pre-trial hours are in addition to those hours already provided by the basic plan so that the member, in the first year of the Membership, has a combined total of 17.5 pre-trial hours available escalating to a combined total of 39.5 pre-trial hours in the fifth Membership year. There were approximately 438,000 subscribers of this benefit at December 31, 2010 compared to 479,000 at December 31, 2009.

     IRS Audit Protection Services. This benefit offers up to 50 hours of legal assistance per year in the event the member, spouse or dependent children receive written notification of an Internal Revenue Service (“IRS”) audit or are summoned in writing to appear before the IRS concerning a tax return. The 50 hours of assistance are available in the following circumstances: (a) up to 1 hour for initial consultation, (b) up to 2.5 hours for representation in connection with the audit if settlement with the IRS is not reached within 30 days, and (c) the remaining 46.5 hours of actual trial time if settlement is not achieved prior to litigation. Coverage is limited to audit notification received regarding the tax return for years during which the Membership is effective. Representation for charges of fraud or income tax evasion, business and corporate tax returns and certain other matters are excluded from this benefit.

     With pre-trial benefits limited to 2.5 hours to 4.5 hours based on the Membership year for trial defense (without the pre-trial option described) and 3.5 hours for the IRS audit benefit, these benefits do not ensure complete pre-trial coverage. In order to receive additional pre-trial IRS audit or trial defense benefits, a matter must actually proceed to trial. The costs of pre-trial preparation that exceed the benefits under the Membership are the responsibility of the member. Provider law firms under the closed panel Membership have agreed to provide to members any additional pre-trial services beyond those stipulated in the Membership at a 25% discount from the provider law firm’s customary and usual hourly rate. Retainer fees for these additional services may be required.

     Preferred Member Discount for All Other Services. Provider law firms have agreed to provide to members any legal services beyond those stipulated in the Membership at a fee discounted 25% from the provider law firm’s customary and usual hourly rate. This “customary and usual hourly rate” is a fixed single hourly rate for each provider firm that is generally an average of the firm’s various hourly rates for its attorneys which typically vary based on experience and expertise.

     Legal Shield Benefit
     In 49 states, D.C. and four Canadian provinces, the Legal Shield plan can be added to the standard or expanded Family Legal Plan for $1 per month and provides members with 24-hour access to a toll-free number for provider law firm assistance if the member is arrested or detained. The Legal Shield member, if detained, can present their Legal Shield card to the officer that has detained them to make it clear that they have access to legal representation and that they are requesting to contact a lawyer immediately. The benefits of the Legal Shield plan are subject to conditions imposed by the detaining authority, which may not allow for the provider law firm to communicate with the member on an immediate basis. The Legal Shield benefit was introduced in 1999. There were approximately 1,059,000 Legal Shield subscribers at December 31, 2010 compared to approximately 1,110,000 at December 31, 2009.

     Identity Theft Shield Benefit
     Through a joint marketing agreement with Kroll our independent sales associates market Kroll’s identity theft benefits in 50 states and four Canadian provinces. By adding the Identity Theft Shield to their existing family Membership, members have toll free access to the identity theft specialists at Kroll. This benefit can be added to a legal service Membership for $9.95 per month or purchased separately for $12.95 per month. Also, benefits for minors are available for an additional $1 per month and monitoring from all three major credit repositories (tri-bureau monitoring) is available for an additional $3 per month. The identity theft related benefits include a credit report provided through Experian and related instructional guide, a credit score calculated by an independent scoring service and related instructional guide, credit report monitoring through Experian with daily online and monthly offline notification of any changes in credit information and comprehensive identity theft restoration services. Beginning in the first quarter of 2009, our Identity Theft membership were offered as an on-line service where new members can authenticate their membership by logging on to the Internet and get an immediate credit report delivered via the web making the method of requesting and receiving the credit report more streamlined and efficient. There were approximately 760,000 and 804,000 subscribers at December 31, 2010 and 2009, respectively, comprised of 668,000 and 711,000 subscribers that have added the benefit to an underlying legal plan and 92,000 and 93,000 subscribers with a stand-alone identity theft plan.

     Canadian Family Plan
     The Family Legal Plan is currently marketed in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. We began operations in Ontario and British Columbia during 1999 and Alberta and Manitoba in 2001. Benefits of the Canadian plan include expanded preventive benefits including assistance with Canadian Government agencies, warranty assistance and small claims court assistance as well as the preferred member discount. Canadian Membership fees collected during 2010 were approximately $9.5 million (including foreign currency translation adjustments) in U.S. dollars compared to $7.9 million collected in 2009 and $8.2 million collected in 2008.

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

     Business Owners’ Legal Solutions Plan
     The Business Owners’ Legal Solutions plan was developed during 1995 and provides business oriented legal service benefits for small businesses with 99 or fewer employees. This plan was developed and test marketed in selected geographical areas and more widely marketed beginning in 1996 at a monthly rate of $69.00. This plan provides for-profit small businesses with legal consultation and correspondence benefits, contract and document reviews, debt collection assistance and reduced rates for any non-covered areas. During 1997, the coverage offered pursuant to this plan was expanded to include trial defense benefits and membership in GoSmallBiz.com, an unrelated Internet based service provider. Through GoSmallBiz.com, members may receive unlimited business consultations from business consultants and have access to timely small business articles, educational software, Internet tools and more. This expanded plan is currently marketed at a monthly rate ranging from $69 to $150 ($175 in Canada) depending on the number of employees and provides business oriented legal service benefits for any for-profit business with 99 or fewer employees. This plan is available in 44 states, D.C. and four Canadian provinces and represented approximately 5.0%, 5.2% and 5.4% of our Membership fees collected during 2010, 2009 and 2008, respectively.

     Commercial Driver Legal Plan
     The Commercial Driver Legal Plan (“CDLP”) is designed specifically for the professional truck driver and offers a variety of driving-related benefits, including coverage for moving and non-moving violations. This plan provides coverage by a provider law firm for persons who drive a commercial vehicle. This legal service plan is currently offered in 44 states and D.C. In certain states, the Commercial Driver Legal Plan is underwritten by the Road America Motor Club, an unrelated motor service club. During 2010, this plan accounted for approximately 0.7% of Membership fees collected compared to approximately 0.7% and 0.8% of Membership fees during 2009 and 2008. The Plan underwritten by the Road America Motor Club is available at the monthly rate of $35.95 or at a group rate of $32.95. Basic plans underwritten by us are available at the monthly rate of $32.95 or at a group rate of $29.95. Benefits include the motor vehicle related benefits described above, defense of Department of Transportation violations and the 25% discounted rate for transportation related services beyond plan scope, such as defense of non-moving violations. The Road America Motor Club underwritten plan includes bail and arrest bonds and services for family vehicles. Also available is our Super CDLP plan which includes all the benefits of the basic CDLP plan together with some of the family plan benefits and discounts and is available at a monthly rate of $44.95, or a group rate of $39.95.

     Home-Based Business Rider
     The Home-Based Business plan was designed to provide small business owners access to commonly needed legal services. It can be added to the Expanded Family Legal Plan in approved states. To qualify, the business and residence address must be the same with three or fewer employees and be a for-profit business that is not publicly traded. Benefits under this plan include unlimited business telephone consultation, review of three business contracts per month, three business and debt collection letters per month and discounted trial defense rates. This plan also includes Membership in GoSmallBiz.com. This plan is available in 38 states, D.C. and three Canadian provinces and represented approximately 1.9% of our Membership fees collected during 2010, 2009 and 2008.

     Comprehensive Group Legal Services Plan
     In late 1999, we introduced the Comprehensive Group plan, designed for the large group employee benefit market. This plan, available in 38 states and D.C., provides all the benefits of the Family Legal Plan as well as mortgage document preparation, assistance with uncontested legal situations such as adoptions, name changes, separations and divorces. Additional benefits include the preparation of health care power of attorney and living wills or directives to physicians. Although sales of this plan during the last three years (2,761 Memberships, 2,735 Memberships and 2,599 Memberships during 2010, 2009 and 2008, respectively) are not significant compared to our total Membership sales, we still believe this plan improves our competitive position in the large group market. We continue to emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle.

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

Provider Law Firms

     Our Memberships generally allow members to access legal services through a network of independent provider law firms under contract with us generally referred to as “provider law firms.” Provider law firms are paid a fixed fee on a per capita basis to render services to plan members residing within the state or province as provided by the contract. Because the fixed fee payments by us to provider law firms in connection with the Memberships do not vary based on the type and amount of benefits utilized by the member, this arrangement provides significant advantages to us in managing our cost of benefits. Pursuant to these provider law firm arrangements and due to the volume of revenue directed to these firms, we have the ability to more effectively monitor the customer service aspects of the legal services provided, the financial leverage to help ensure a customer friendly emphasis by the provider law firms and access to larger, more diversified law firms. Through our members, we are typically the largest client base of our provider law firms.

     Provider law firms are selected to serve members based on a number of factors, including recommendations from provider law firms and other lawyers in the area in which the candidate provider law firm is located and in neighboring states, our investigation of bar association standing and client references, evaluation of the education, experience and areas of practice of lawyers within the firm, on-site evaluations by our management, and interviews with lawyers in the firm who would be responsible for providing services. Most importantly, these candidate law firms are evaluated on the firm’s customer service philosophy.

     All of our provider law firms, representing more than 99% of our legal service members, are connected to us via high-speed digital links to our management information systems, thereby providing real-time monitoring capability. This online connection offers the provider law firm access to specially designed software developed by us for administration of legal services by the firm. These systems provide statistical reports of each law firm’s activity and performance and allow virtually all of the members served by provider law firms to be monitored on a near real-time basis. The online statistical reporting allows quality control monitoring of over 15 separate service delivery benchmarks. In addition, we regularly conduct extensive random surveys of members who have used the legal services of a provider law firm. We survey members in each state every 60 days, compile the results of such surveys and provide the provider law firms with copies of each survey and the overall summary of the results. If a member indicates on a survey the service did not meet their expectation, the member is contacted as soon as possible to resolve the issue.

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

     Each attorney member of the provider law firm rendering services must have at least two years of experience as a lawyer, unless we waive this requirement due to special circumstances such as instances when the lawyer demonstrates significant legal experience acquired in an academic, judicial or similar capacity other than as a lawyer. Initially, we provide customer service training to the provider law firms and their support staff through on-site training that allows us to observe the individual lawyers of provider law firms as they directly assist the members. Additionally, we provide initial orientation and training for new staff and new attorneys joining the firm via weekly conference calls. We provide monthly “WOW, Service from the Heart Customer Service Training” on a continuous basis.

     Agreements with provider law firms: (a) generally permit termination of the agreement by either party upon 60 days prior written notice, (b) permit us to terminate the Agreement for cause immediately upon written notice, (c) require the firm to maintain a minimum amount of malpractice insurance on each of its attorneys, in an amount not less than $100,000, (d) preclude us from interference with the lawyer-client relationship, (e) provide for periodic review of services provided, (f) provide for protection of our proprietary information and (g) require the firm to indemnify us against liabilities resulting from legal services rendered by the firm. We are precluded from contracting with other law firms to provide the same service in the same geographic area, except in situations where the designated law firm has a conflict of interest, we enroll a group of 500 or more members, or when the agreement is terminated by either party. Provider law firms are precluded from contracting with other prepaid legal service companies without our approval. Provider law firms receive a fixed monthly payment for each member who are residents in the service area and are responsible for providing the Membership benefits without additional remuneration. If a provider law firm delivers legal services to an open panel member, the law firm is reimbursed for services rendered according to the contract benefits of the open panel Membership. As of December 31, 2010, provider law firms averaged approximately 45 employees each and on average are relatively evenly split between support staff and lawyers.

     The following table reflects the composition of our provider law firm network by state/province, together with each firm's Memberships and attorneys as of December 31, 2010 and year 2010 requests for service by state/province. As reflected in the table below, the average number of requests for service per member during 2010 was 1.6.

					Requests
				Memberships	for
State/Province	Provider Firm	Memberships	Attorneys	per attorney	Service
Alabama	The Anderson Law Firm, LLC	17,232	8	2,154	20,463
Alaska	No designated provider law firm - services
	provided by referral attorneys	2
Alberta	Nickerson, Roberts, Holinski & Mercer	4,595	12	383	4,651
Arizona	Davis Miles, PLLC	38,189	42	909	74,367
Arkansas	Lisle Rutledge, P.A.	13,743	7	1,963	19,629
British Columbia	Watson, Goepel & Maledy	4,630	35	132	9,294
California	Parker Stanbury	204,198	62	3,294	412,422
Colorado	Riggs, Abney, Neal, Turpen, Orbison & Lewis	33,664	32	1,052	49,618
Connecticut	Willinger, Willinger & Bucci, P.C.	7,957	12	663	12,809
Delaware	Mattleman, Weinroth & Miller	4,181	4	1,045	5,859
Florida	DeBeaubien, Knight, Simmons, Mantzaris & Neal	51,442	45	1,143	82,622
Florida	Glantz Law Firm	38,675	30	1,289	77,985
Georgia	Deming, Parker, Hoffman, Campbell & Daly	57,657	46	1,253	112,974
Hawaii	Bervar & Jones	12,009	8	1,501	21,196
Idaho	The Huntley Law Firm, PLLC	8,134	8	1,017	11,153
Illinois	Evans, Loewenstein, Shimanovsky & Moscardini, Ltd.	40,746	22	1,852	76,866
Indiana	O'Koon Hintermeister, PLLC	22,355	13	1,720	34,851
Iowa	McEnroe, Gotsdiner, Brewer, Steinbach & Henrichsen, P.C.	5,521	5	1,104	4,657
Kansas	Riling, Burkhead & Nitcher	13,210	12	1,101	14,686
Kentucky	O'Koon Hintermeister, PLLC	9,106	6	1,518	13,133
Louisiana	Provosty, Sadler, deLaunay, Fiorenza & Sobel	20,956	22	953	22,191
Maine	Robinson, Kriger & McCallum	3,918	13	301	5,088
Manitoba	Tapper Cuddy	1,760	27	65	2,574
Maryland/D.C.	Weinstock, Friedman & Friedman, P.A.	40,088	39	1,028	67,034
Massachusetts	Framme Law Firm	2,828	3	943	4,758
Michigan	Powers, Chapman, DeAgostino, Meyers & Milia	40,521	21	1,930	69,722
Minnesota	Wagner, Falconer & Judd, LTD	18,554	21	884	27,322
Mississippi	Nixon, Ray & Framme, PLLC	9,640	4	2,410	12,169
Missouri	Dubail Judge	21,981	16	1,374	26,757
Montana	Rimel & Mrkich, PLLP	4,530	2	2,265	4,489
N. Carolina	Merritt, Flebotte, Wilson, Webb & Caruso	55,928	25	2,237	86,148
N. Dakota	Wagner, Falconer & Judd, LTD	482	1	482	545
Nebraska	Morrow, Poppe, Watermeier & Lonowski, P.C.	2,511	7	359	3,228
Nevada	Dempsey, Roberts & Smith	16,199	14	1,157	33,248
New Hampshire	Framme Law Firm	3,220	3	1,073	5,318
New Jersey	Mattleman, Weinroth & Miller	28,454	21	1,355	36,059
New Mexico	Davis Miles, PLLC	17,533	9	1,948	25,541
New York	Feldman, Kramer & Monaco, P.C.	46,356	46	1,008	69,753
Ohio	Maguire & Schneider, LLP	39,403	26	1,516	63,157
Oklahoma	Riggs, Abney, Neal, Turpen, Orbison & Lewis	39,530	76	520	37,032
Ontario	Mills & Mills	17,584	25	703	27,885
Oregon	Kivel & Howard, LLP	21,792	14	1,557	33,748
Pennsylvania	Welch, Gold & Siegel, P.C.	31,813	20	1,591	47,301
Rhode Island	Framme Law Firm	1,046	1	1,046	1,834
S. Carolina	Merritt, Flebotte, Wilson, Webb & Caruso	20,463	13	1,574	33,734
S. Dakota	Demersseman Jensen	2,358	6	393	1,740
Tennessee	Merritt, Flebotte, Wilson, Webb & Caruso	22,242	12	1,854	29,725
Texas	Ross & Matthews, P.C.	132,074	97	1,362	170,016
Utah	Smart, Schofield, Shorter & Lunceford	13,328	14	952	21,831
Vermont	Framme Law Firm	481	1	481	636
Virginia	Framme Law Firm	37,135	17	2,184	49,517
W. Virginia	Caldwell & Riffee	4,192	3	1,397	2,870
Washington	Lombino - Martino, PS	42,501	28	1,518	81,180
Wisconsin	Wagner, Falconer & Judd, LTD	10,812	19	569	18,368
Wyoming	Smart, Schofield, Shorter & Lunceford	1,751	2	876	1,774
	Total Closed Panel Memberships	1,361,210	1,077	1,264 Avg.	2,183,527
	“Stand-alone” IDT Memberships	91,809
	Open Panel Memberships	9,425
	Commercial Driver Legal Plan Memberships	10,793
	Total Memberships	1,473,237

     We have had occasional disputes with provider law firms, some of which have resulted in litigation. The toll-free telephone lines utilized and paid for by the provider law firms are owned by us so that in the event of a termination, the members’ calls can be rerouted very quickly. Nonetheless, we believe that our relations with provider law firms are generally very good. At the end of 2010 and 2009, we had provider law firms representing 49 states and four provinces, compared to 47 states and four provinces at the end of 2008. During the last three calendar years, our relationship with one provider law firm was terminated by the provider law firm or us. As of December 31, 2010, provider law firms representing 35 states have been under contract with us for more than eight years with the average tenure of all provider law firms being approximately 12 years.

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

     Members’ benefits carry over to the local attorneys when referred, based on the specific legal matter being referred and the specific benefit applicable to the member. Some referrals are free to the member by way of the specific plan benefit and the referral attorney is paid by the provider law firm. Other referrals are provided under the 25% discount benefit of the plan, where the member pays the discounted fee to the local attorney.

     Referrals are made on a case-by-case basis, depending on the specific legal matter and the applicable benefits. The majority of referrals are based on geography of where the member lives, in conjunction with the legal venue and/or the location of the court. Occasionally a member is referred because of expertise that is required on a particular issue.

Identity Theft Shield Benefits Provider

     Kroll Inc. is the world’s leading risk consulting company. For more than 30 years, Kroll has helped companies, government agencies and individuals reduce their exposure to risk and capitalize on business opportunities. Kroll is an operating unit of Altegrity, Inc., the holding company for USIS, Kroll, HireRight and Explore Information Services. Headquartered in Falls Church, Va., Altegrity has approximately 11,000 employees in 30 countries. Kroll can scrutinize accounting practices and financial documents; gather and filter electronic evidence for attorneys; recover lost or damaged data from computers and servers; conduct in-depth investigations; protect individuals, and enhance security systems and procedures. Kroll’s clients include many of the world’s largest and most prestigious corporations, law firms, academic institutions, non-profit organizations, sovereign governments, government agencies, and high net-worth individuals, entertainers and celebrities. Kroll’s seasoned professionals were handpicked and recruited from leading management consulting companies, top law firms, international auditing companies, multinational corporations, special operations forces, law enforcement and intelligence agencies. Kroll also maintains a network of highly trained specialists in cities throughout the world who can respond to global needs 24 hours a day, seven days a week. Over the last four years, Kroll has developed a unique solution for victims of identity theft and this service is now available to our members through the Identity Theft Shield benefit. Similar to the provider law firms, Kroll is paid a fixed fee on a monthly per capita basis to render services to IDT members.

Marketing

     Multi-Level Marketing
     We market Memberships through a multi-level marketing program that encourages individuals to sell Memberships and allows individuals to recruit and develop their own sales organizations. Commissions are paid only when a Membership is sold. No commissions are paid based solely on recruitment. When a Membership is sold, commissions are paid to the associate making the sale, and to other associates (on average, eight others at December 31, 2010, 2009 and 2008) who are in the line of associates who directly or indirectly recruited the selling associate. We provide training materials, organize area-training meetings and designate personnel at the home office specially trained to answer questions and inquiries from associates. We offer various communication avenues to our sales associates to keep such associates informed of any changes in the marketing of our Memberships. The primary communication vehicles we utilize to keep our sales associates informed include extensive use of conference calls and e-mail, an interactive voice-mail service, The Connection monthly magazine, an interactive voice response system and our website, prepaidlegal.com.

     Multi-level marketing is primarily used for marketing based on personal sales since it encourages individual or group face-to-face meetings with prospective members and has the potential of attracting a large number of sales personnel within a short period of time. Our marketing efforts towards individuals typically target the middle income family or individual and seek to educate potential members concerning the benefits of having ready access to legal counsel for a variety of everyday legal problems. Memberships with individuals or families sold by the multi-level sales force constituted 73% of our Memberships in force at December 31, 2010, compared to 73% at December 31, 2009 and 74% at December 31, 2008. Although other means of payment are available, approximately 73% of fees on Memberships purchased by individuals or families are paid on a monthly basis by means of automatic bank draft or credit card.

     Group marketing
     Our marketing efforts towards employee groups, principally on a payroll deduction payment basis, are designed to permit our sales associates to reach more potential members with each sales presentation and strive to capitalize on, among other things, what we perceive to be a growing interest among employers in the value of providing legal and identity theft service plans to their employees. Memberships sold through employee groups constituted approximately 27% of total Memberships in force at December 31, 2010 and 2009, compared to 26% at December 31, 2008. Most employee group Memberships are sold to school systems, governmental entities and businesses. We emphasize group marketing to employee groups of less than 50 rather than larger groups where there is more competition, price negotiation and typically a longer sales cycle. No group accounted for more than 1% of our consolidated revenues from Memberships during 2010, 2009 or 2008. Substantially all group Memberships are paid on a monthly basis. We are active in legislative lobbying efforts to enhance our ability to market to public employee groups and to encourage Congress to reenact legislation to permit legal service plans to qualify for pre-tax payments under tax qualified employee cafeteria plans.

     Affirmative Defense Response System
     We developed the Affirmative Defense Response System (“ADRS”) to provide businesses and their employees a way to minimize their risk in regard to identity theft by encouraging businesses to take proactive measures to protect non-public information. Once our sales associates meet the program requirements and have been through the required training, they can begin to offer businesses template forms they can work from to begin their security program. We encourage businesses to host mandatory employee meetings and training sessions on identity theft and privacy compliance including reviewing the employer’s privacy policy with employees. At such meetings, our associates will provide the employees of the business an opportunity to purchase our legal service and identity theft plans. Since our Identity Theft Shield provides identity restoration benefits and our legal plans provide help on related issues, we believe the majority of the time in restoring an employee’s identity is covered by our plan and therefore is not done on company time or at company expense. We believe our suite of services including our legal plan, the Legal Shield and the Identity Theft Shield provide employees assistance in every phase of identity theft – before, during and after the crime occurs. We developed ADRS to enhance our group marketing efforts and we intend to continue to utilize this program in 2011.

     General
     Sales associates are generally engaged as independent contractors, are provided with training materials and are given the opportunity to participate in our training programs. Sales associates are required to complete a specified training program prior to marketing our Memberships to employee groups. All advertising and solicitation materials used by sales associates must be approved by us prior to use. At December 31, 2010, we had 438,007 “vested” sales associates compared to 477,208 and 425,018 “vested” sales associates at December 31, 2009 and 2008, respectively. A sales associate is considered to be “vested” if he or she has met our vesting requirements. However, a substantial number of vested associates do not continue to market the Membership, as they are not required to do so in order to continue to be vested. In order to meet the vesting requirements and be eligible to receive commissions, sales associates must have an active Associate Agreement. In order to keep an active Agreement; sales associates must (1) maintain an active personal legal services membership or (2) make three personal membership sales per calendar quarter. If a sales associate fails to do either, his or her Associate Agreement will be placed in a pre-cancel status for one quarter (“quarterly vesting probationary period”). During this period, the Associate must either (1) reinstate their personal legal services membership or (2) make six personal membership sales. If these requirements are not met, the Associate will go into a dropped status at the end of the probationary period. Upon the date the Associate Agreement is dropped, the Associate loses all down line, level, counters and qualifications and forfeits any pending advanced commission, earnings and bonuses.

     During 2010, we had 82,620 sales associates who personally sold at least one Membership, of which 46,117 (56%) made first time sales. During 2009 and 2008 we had 95,303 and 81,731 sales associates producing at least one Membership sale, respectively, of which 56,736 (59%) and 43,674 (53%), respectively, made first time sales. During 2010, we had 6,806 sales associates who personally sold more than ten Memberships compared to 7,448 and 6,996 in 2009 and 2008, respectively. A substantial number of our sales associates market our Memberships on a part-time basis only. For the year 2010, new sales associates enrolled decreased 26% to 138,442 with an average enrollment fee of $75 from the 186,064 enrolled in 2009 with an average enrollment fee of $87.

     The following table recaps, on a quarterly basis for the last two fiscal years, total vested sales associates that made new Membership sales and those that did not as well as those that own a Membership and those that do not own a Membership, by their respective levels of sales:

	Assocs Without A Membership		(3)
	(1)	(2)	Assocs Selling	(4)
	Assocs Selling	Assocs Selling	With a	Assocs Not	(5)
Qtr/Year	3 or more	Less than 3	Membership	Selling	Total Assocs
Q1/09	60	179	22,805	389,135	412,179
Q2/09	85	227	23,676	377,062	401,050
Q3/09	158	678	38,615	408,733	448,184
Q4/09	273	1,012	38,097	437,826	477,208
Q1/10	153	380	29,833	443,254	473,620
Q2/10	139	314	28,897	429,535	458,885
Q3/10	164	275	27,575	425,789	453,803
Q4/10	166	280	24,854	412,707	438,007
____________________

(1)	Represents sales associates that do not own a Membership that have sold 3 or more new Memberships during the quarter indicated.

(2)	Represents sales associates that do not own a Membership that have sold less than 3 new Memberships during the quarter indicated.

(3)	Represents sales associates who owned a Membership and sold at least 1 new Membership during the quarter indicated.

(4)	Represents sales associates who owned a Membership or were in their quarterly vesting probationary period but did not sell at least 1 new Membership during the quarter indicated.

(5)	Represents the total vested associates (including those associates in their quarterly vesting probationary period) during the quarter indicated.

     We derive revenues from our multi-level marketing sales force, including one-time enrollment fee from each new sales associate for which we provide initial marketing supplies and enrollment services to the associate. Amounts collected from sales associates are intended primarily to offset our costs incurred in recruiting and training and providing materials to sales associates and are not intended to generate profits from such activities. Other revenues from sales associates represent the sale of marketing supplies and promotional materials and include fees related to our eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal e-mail account and multiple personalized web sites with video presentations.

     We continually review our compensation plan for the multi-level marketing force to assure that the various financial incentives in the plan encourage our desired goals. We offer various incentive programs from time to time and frequently adjust the program to maintain appropriate incentives and to improve Membership production and retention.

     We hold our International Convention once a year, typically in the spring, and a Leadership Summit, typically in the fall, and routinely host more than 10,000 of our sales associates at these events. These events are intended to provide additional training, corporate updates, new announcements, motivation and associate recognition. Additionally, we offer the Player’s Club incentive program providing additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to attend an annual incentive trip by meeting certain qualification requirements and maintaining certain personal retention rates. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve-month period.

     Regional Vice Presidents
     Prior to January 1, 2007, we had a group of approximately 115 employees that served as Regional Vice Presidents (“RVPs”) and were responsible for associate activity in given geographic regions and had the ability to appoint independent contractors as Area Coordinators within the RVP’s region. Effective January 1, 2007, we dramatically revamped this program by reducing the number of RVPs from approximately 115 to 15; eliminated the employee relationship of the RVPs so that all are independent contractors; significantly increased both the size of their regions and the commission override percentages that can be earned by the RVPs; put in place additional bonus compensation available based on growth in their assigned regions; replaced the previous large number of Area Coordinators with substantially fewer Regional Managers appointed by the RVPs; created commission overrides than can be earned by the Regional Managers in their regions and created a new class of appointees, Certified Meeting Coordinators that are appointed by the Regional Managers. Additionally, we have significantly increased the frequency of communications between the RVPs and us and the frequency and the amount of reporting both from and to, the RVPs. At December 31, 2010, we had 35 RVPs assigned.

     The RVP/Regional Manager/Certified Meeting Coordinator program provides a basis to effectively monitor current sales activity, further educate and motivate the sales force and otherwise enhance the relationships between the associates and us. New products, incentives and initiatives will be channeled through the RVPs.

     Pre-Paid Legal Benefits Association
     The PPL Benefits Association (“PPLBA”) was founded in 1999 with the intent of providing sales associates the opportunity to have access, at their own expense, to health insurance and life insurance benefits. Membership in the Association allows a sales associate to become eligible to enroll in numerous benefit programs, as well as take advantage of attractive affinity agreements. Membership in this Association is open to sales associates that reach a certain level within our marketing programs who also maintain an active personal legal services Membership. The PPLBA is a separate association not owned or controlled by us and is governed by an 8 member Board of Directors, including four officer positions. None of the officers or directors of the PPLBA serve in any such capacity with us. The PPLBA employs a Director of Associate Benefits paid by the Association. Affinity programs available to members of the PPLBA include credit cards, long-distance, wireless services, vehicle purchasing services, mortgage and real estate assistance and a travel club. As determined by its Board of Directors, some of the revenue generated by the PPLBA through commissions from vendors of the benefits and affinity programs or contributed to the Association by us may be used to make open-market purchases of our stock for use in stock bonus awards to Association members based on criteria established from time to time by the Board of Directors of the PPLBA. Since inception and through December 31, 2010, approximately 47,300 shares were purchased by the PPLBA for awards to its members, including approximately 1,400 and 1,900 shares of stock to Association members for 2009 and 2008. No share purchases were made for 2010.

     Cooperative Marketing
     We have in the past, and may in the future, develop marketing strategies pursuant to which we seek arrangements with insurance and service companies that have established sales forces. Under such arrangements, the agents or sales force of the cooperative marketing partner market our Memberships along with the products already marketed by the partner’s agents or sales force. Such arrangements allow the cooperative marketing partner to enhance its existing customer relationships and distribution channels by adding our product to the marketing partner’s existing range of products and services, while we are able to gain broader Membership distribution and access to established customer bases.

     We have a cooperative marketing agreement with Atlanta-based Primerica Financial Services (“PFS”). PFS is one of the largest financial services marketing organizations in North America with more than 100,000 personal financial analysts across the U.S. and Canada. Although these Memberships were sold by PFS representatives, we have a direct billing and service relationship with the members. The PFS cooperative marketing agreement resulted in approximately 20,000 new Membership sales during 2010 compared to 18,000 and 24,000, respectively for 2009 and 2008.

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

Competition

     We compete in a variety of market segments in the legal service plan industry, including, among others, individual enrollment plans, employee benefit plans and certain specialty segments. Our competitors with a national presence would include Hyatt Legal Plans (a MetLife company), ARAG® North America and Legal Services Plan of America (a GE Money company, formerly the Signature Group). Most of these concentrate their marketing to larger employer groups and offer open panel plans.

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

     As of December 31, 2010, the regulatory environment for us and our wholly owned subsidiaries is reflected in the table below. The most significant of these subsidiaries are Pre-Paid Legal Casualty, Inc. (“PPLCI”), Pre-Paid Legal Services, Inc. of Florida (“PPLSIF”) and Legal Service Plans of Virginia, Inc. (“LSPV”). Of our total Memberships in force as of December 31, 2010, 40% were in jurisdictions that subject us or one of our subsidiaries to insurance or specialized legal expense plan regulation (27% in our subsidiaries). We are actively working with regulators in the various states in which our subsidiaries are regulated as insurance to explore other regulatory alternatives to eliminate some of the agent licensing or financial and marketing regulation that is prevalent in the insurance industry.

Number of
Regulatory Environment:	Jurisdictions
No special regulatory classification and no required licensing for sales associates	33
Insurance company classification with required licensing for sales associates	13
Insurance company classification but no required licensing for sales associates	3
Other (non-insurance company) regulatory classification with required licensing
for sales associates	3
No special regulatory classification but required licensing for sales associates	1
Required reporting to insurance department but no licensing of sales associates	1
No legal plan offered – only Identity Theft Shield available for sale	1
Total jurisdictions (50 states, District of Columbia and 4 Canadian provinces)	55

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

     PPLCI serves as the operating company in most states where Memberships are determined to be an insurance product. PPLCI is organized as a casualty insurance company under Oklahoma law and as such is subject to regulation and oversight by various state insurance agencies where it conducts business. These agencies regulate PPLCI’s forms, rates, trade practices, allowable investments and licensing of agents and sales associates. These agencies also prescribe various reports, require regular evaluations by regulatory authorities, and set forth-minimum capital and reserve requirements. Our insurance subsidiaries are routinely evaluated and examined by representatives from the various regulatory authorities in the normal course of business. Such examinations have not and are not expected to adversely affect our operations or financial condition in any material way. We believe that all of our subsidiaries meet any required capital and reserve requirements. Dividends paid by PPLCI are restricted under Oklahoma law to available surplus funds derived from realized net profits.

     We are required to register and file reports with the Oklahoma Insurance Commissioner as a member of a holding company system under the Oklahoma Insurance Holding Company System Regulatory Act. Transactions between PPLCI and us or any other subsidiary must be at arm’s-length with consideration for the adequacy of PPLCI’s surplus, and may require prior approval of the Oklahoma Insurance Commissioner. Payment of any extraordinary dividend by PPLCI to us requires approval of the Oklahoma Insurance Commissioner. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years’ net profits. Additionally, in one of its operating states, PPLCI must meet a premium to surplus ratio of 3:1. PPLCI also computes an analysis of its capital under a risk based capital formula prescribed by statutory accounting regulations and must maintain sufficient capital above amounts otherwise required by the various state insurance departments to meet the adjusted capital requirements. Dividends by LSPV have a similar restriction pursuant to requirements to meet risk based capital levels. During 2010, PPLCI declared and after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $8.7 million compared to the $6.7 million and $14.9 million paid to us during 2009 and 2008, respectively. Any change in our control, defined as acquisition by any method of more than 10% of our outstanding voting stock, including rights to acquire such stock by conversion of preferred stock, exercise of warrants or otherwise, requires approval of the Oklahoma Insurance Commissioner. Holding company laws in some states in which PPLCI operates provide for comparable registration and regulation of us.

     Certain states have enacted special licensing or regulatory requirements designed to apply only to companies offering legal service products. These states most often follow regulations similar to those regulating casualty insurance providers. Thus, the operating company may be expected to comply with specific minimum capitalization and unimpaired surplus requirements; seek approval of forms, Memberships and marketing materials; adhere to required levels of claims reserves, and seek approval of premium rates and agent licensing. These laws may also restrict the amount of dividends paid to us by such subsidiaries. PPLSIF is subject to restrictions of this type under the laws of the State of Florida, including restrictions with respect to payment of dividends to us. At January 1, 2011, none of PPLCI, PPLSIF or LSPV had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. LSPV declared and paid us a $1.9 million dividend during 2010 compared to $1.8 million during 2009 and $4.1 million during 2008.

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

     Our operations are further impacted by the American Bar Association Model Rules of Professional Conduct (“Model Rules”) and the American Bar Association Code of Professional Responsibility (“ABA Code”) as adopted by various states. Arrangements for payments to a lawyer by an entity providing legal services to its members are permissible under both the Model Rules and the ABA Code, so long as the arrangement prohibits the entity from regulating or influencing the lawyer’s professional judgment. The ABA Code prohibits lawyer participation in closed panel legal service programs in certain circumstances. Our agreements with provider law firms comply with both the Model Rules and the ABA Code. We rely on the lawyers serving as the designated provider law firms for the closed panel benefits to determine whether their participation would violate any ethical guidelines applicable to them. We and our subsidiaries comply with filing requirements of state bar associations or other applicable regulatory authorities.

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

Employees

     At December 31, 2010 we employed 680 individuals, exclusive of independent agents and sales associates who are not employees. None of our employees are represented by a union. We consider our employee relations generally to be very good.

Foreign Operations

     We have operations in the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba and derived aggregate revenues, including Membership fees and revenues from associate services, from Canada of $10.0 million in U.S. dollars during 2010 compared to $8.7 million and $8.7 million in 2009 and 2008, respectively. In addition, we incur expenses in Canada in relation to these revenues. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded negative foreign currency translation adjustments of $223,000, net of taxes, during 2010 but have a cumulative positive foreign currency translation adjustment balance of $887,000, net of taxes, at December 31, 2010. These amounts are subject to dramatic change in conjunction with the relative values of the Canadian and U.S. dollars.

Availability of Information

     We file periodic reports and proxy statements with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N. E., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports with the SEC electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of this site is http://www.sec.gov.

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

     We have entered into a definitive merger agreement with MidOcean Partners.
     We announced that we entered into a definitive merger agreement on January 30, 2011, with MidOcean PPL Holdings Corp. (“Parent”) and PPL Acquisition Corp., both newly created entities formed by MidOcean Partners, a New York based private equity firm (“MidOcean”). The merger agreement provides that Parent will acquire all of our outstanding shares for a cash payment of $66.50 per share, or approximately $650 million in the aggregate. The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including receipt of shareholder and regulatory approvals. We currently anticipate consummating the transaction on or before July 31, 2011. Upon completion of the transaction, we will become a privately held company and our common stock will no longer be traded on the NYSE. There can be no assurance that the merger will occur, or will occur on the timetable contemplated hereby. For example, the merger may not occur, or may not occur on the timetable currently contemplated, as a result of a variety of factors, including the failure to obtain shareholder or regulatory approval, Parent’s failure to obtain sufficient financing to complete the merger, litigation relating to the merger or the failure of one or more of the closing conditions set forth in the merger agreement. If the merger agreement is not adopted by our shareholders, or if the merger is not completed for any other reason, our shareholders will not receive any payment for their shares pursuant to the merger agreement. Instead, upon the termination of the merger agreement, the Company will remain as a public company and our common stock will continue to be registered under the Exchange Act and listed and traded on the NYSE, although the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated. Under specified circumstances, we may be required to pay MidOcean a termination fee or certain of MidOcean’s expenses or MidOcean may be required to pay us a termination fee, as described in the merger agreement. In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

     The announcement and pendency of the merger could cause disruptions in our business. For example, uncertainty concerning potential changes to us and our business could adversely affect our relationships with our associates, members and provider law firms. In addition, key personnel may depart for a variety of reasons, including perceived uncertainty as to the effect of the merger on their employment. The pendency of the merger could also divert the time and attention of our management from our ongoing business operations. These disruptions may increase over time until the closing of the merger.

     Also, pending the closing of the merger, the merger agreement restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger.

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

     We may not be able to grow Memberships and revenues at the same rate as we have historically experienced.
     Our year end active Memberships decreased 4.8% from December 31, 2009 to December 31, 2010, decreased 0.7% during 2009 and decreased 1.1% during 2008. Changes in net income for the same three years were 22%, (8%) and 18%, respectively. In years prior to 2004, we were able to grow Memberships more significantly. Our ability to grow Memberships and revenues is substantially dependent upon our ability to expand or enhance the productivity of our sales force, develop additional legal expense products, develop alternative marketing methods or expand geographically. There is no assurance that we will be able to achieve increases in Membership and revenue growth comparable to our historical growth rates.

     We are dependent upon the continued active participation of our principal executive officer.
     Until the merger closes, if it closes, our success depends substantially on the continued active participation of our founder and chairman, Harland C. Stonecipher. Although our management includes other individuals with significant experience in our business, the loss of the services of Mr. Stonecipher could have a material adverse effect on our financial condition and results of operations.

     There is litigation pending that may have a material adverse effect on us if adversely determined.
     See “Item 3. Legal Proceedings.” Any of the legal proceedings described in Item 3 could have a material adverse effect on our financial condition and results of operations.

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
     We are regulated by or required to file with or obtain approval of State Insurance Departments, State Bar Associations and State Attorney General’s Offices, depending on individual state positions regarding regulatory responsibility for legal service plans. Regulation of our activities is inconsistent among the various states in which we do business with some states regulating legal service plans as insurance or specialized legal service products and others regulating such plans as services. Such disparate regulation requires us to structure our Memberships and operations differently in certain states in accordance with the applicable laws and regulations. Our multi-level marketing strategy is also subject to U.S. federal, Canadian provincial and U.S. state regulation under laws relating to consumer protection, pyramid sales, business opportunity, lotteries and multi-level marketing. Although we believe in their current proposed state they would not apply to our business, the U.S. Federal Trade Commission (“FTC”) has proposed business opportunity regulations which could, if applied broadly, have an effect upon our method of operating in the United States, but such regulations are in the early stages of development and it is not possible to gauge the potential impact or the effective date at this time. Changes in the regulatory environment for our business could increase the compliance costs we incur in order to conduct our business or limit the jurisdictions in which we are able to conduct business. See Item 3, Legal Proceedings for further information pertaining to current inquiries by the SEC.

     The business in which we operate is competitive.
     There are a number of existing and potential competitors that have the ability to offer competing products that could adversely affect our ability to grow. In addition, we may face competition from a growing number of Internet based legal sites with the potential to offer legal and related services at competitive prices. Increased competition could have a material adverse effect on our financial condition and results of operations. See “Description of Business – Competition.”

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
     As of January 14, 2011, the New York Stock Exchange reported that approximately 1.4 million shares of our stock were sold short, which constitutes approximately 15% of our outstanding shares and 29% of shares held by non-affiliates. During 2010, the number of shares sold short typically represented one of the largest short interest positions of any New York Stock Exchange listed company in terms of the number of average trading days it would take to cover the short positions. Short sellers expect to make a profit if our shares decline in value. We have been the subject of a negative publicity campaign from several known sources of information who support short sellers. The existence of this short interest position may contribute to volatility in our stock price.

     We have not been able to significantly increase our employee group Membership sales.
     Our success in growing Membership sales is dependent in part on our ability to market to employee groups. At December 31, 2010 and 2009, group memberships represented 27% of total Memberships compared to 26% at December 31, 2008. Adverse publicity about us may affect our ability to market successfully to employee groups, particularly larger groups. There is no assurance that we will be able to increase our group business.

     We have repurchased more than half our outstanding shares over the past ten years.
     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 16 million shares through subsequent board actions. At December 31, 2010, we had purchased 15.4 million treasury shares under these authorizations in both open market and non-open market transactions for a total consideration of $472.0 million, an average price of $30.67 per share. The repurchase program of $472.0 million combined with $17.1 million in dividends has resulted in our returning $489.1 million to shareholders since April 1999 and represents more than 100% of our net earnings during the same timeframe. We have reduced the number of shares outstanding by approximately 58% from 23.6 million at March 31, 1999 to 9.8 million outstanding at year-end. Our stock price, earnings per share and cash flow would have been different had we invested these funds differently. Additionally, due to these repurchases, the lower number of shares outstanding could favorably affect our stock price assuming our net income remained unchanged resulting in higher earnings per share. Conversely, these repurchases may have contributed to lower average trading volume potentially leading to reduced interest in our stock by large institution investors that typically make larger investments. Any future treasury stock purchases could have a similar impact on our stock price, earnings per share and cash flow. Under the terms of the Merger Agreement, we are prohibited from repurchasing any shares without Parent’s consent.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

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

     Our headquarters contains two long bars of open office area designed to serve as podiums, which stretch east from the northern and southern edges of the tower. Two and three stories high respectively, the podiums house the call centers and Information Technology departments. Only 60 feet across, they are designed to ensure that employees are never more than thirty feet from a source of daylight. Shared corporate services -- including a 650-seat auditorium, dining hall, exercise facility, and a connecting corridor containing a company history gallery -- are located at the east end of the bars, creating a central courtyard. The courtyard features a reflecting pool and a 12-foot bronze sculpture of our logo, the Lady of Justice, a universal symbol of justice. The building’s main entrance welcomes our frequent visitors, celebrates our history, and is designed to convey the tradition of civic judicial buildings. Although we substantially occupy our current facility, the building is designed to expand over time without negatively affecting the site layout or the building concept and we emphasized the use of modular furnishings to provide enhanced flexibility. We placed importance on the goal of providing each employee with an excellent work environment.

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

     During January 2006, we acquired an additional 40,000 square foot building in Duncan, Oklahoma for $1 million. We completely refurbished the space at an additional cost of $3.4 million, resulting in total capitalized cost of $4.4 million, which was funded from existing resources. We moved from space previously leased to the completely refurbished and redesigned space with redundant infrastructure components in July 2006 and currently have approximately 80 customer service representatives in the facility but have the capacity to accommodate 350 employees.

     In addition to the property described above that we own, we opened an additional Customer Care facility in Antlers, Oklahoma during March 2000, in building space provided by the City of Antlers. In conjunction with a rural economic development program coordinated by the City of Antlers, a new facility was built at no cost to us that can accommodate approximately 100 customer service representatives. We leased the facilities from the City of Antlers upon completion of the construction in November 2002 and currently have approximately 50 customer service representatives in the facility.

ITEM 3. LEGAL PROCEEDINGS.

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

     We are the subject of an informal inquiry by the SEC. This inquiry is a fact-finding inquiry and does not mean that the SEC has reached any conclusions. On October 5, 2009, we received a subpoena from the Division of Enforcement of the SEC. The subpoena required us to produce a variety of documents pertaining to our treasury stock repurchase program; our ADRS program and other marketing practices; membership statistical information; segment reporting; the FTC contingency disclosure; and other operational practices. On April 13, 2010 we received an additional subpoena requesting information relating to certain membership information, member complaints about provider law firms, our efforts to achieve compliance with the payment card industry requirements, the resignation of Harland C. Stonecipher as Chief Executive Officer and the resignation of Tom Smith as a director. On July 9, 2010 we received an additional subpoena requesting information related to prior subpoenas and our production of documents to the SEC. Since that time, we continue to respond to requests to clarify prior productions. We continue to cooperate with the staff of the SEC and expect to continue to do so. We are not able to predict what the outcome of this inquiry may be or when it will be resolved.

     On February 8, 2011, a putative shareholder class action complaint was filed in the Oklahoma District Court of Oklahoma County by Andrew D. McMullan and James E. McCurdy, individually and on behalf of all others similarly situated, against us and each member of our board of directors. The complaint generally alleges that the directors breached their fiduciary duties to the shareholders by agreeing to sell the Company pursuant to an unfair process and at an unfair price. The complaint alleges that the directors breached their fiduciary duties of care, loyalty, candor, good faith and independence and have acted to put their personal interests ahead of the interests of our shareholders. The complaint also alleges that we aided and abetted such breaches. The complaint seeks injunctive relief, rescission of any barriers to the maximization of shareholder value and attorneys’ fees. The ultimate outcome of this matter is not determinable but we will vigorously defend our interests in this matter.

     On February 11, 2011, a putative shareholder class action complaint was filed in the Oklahoma District Court of Pontotoc County by Czar Fredrik D. Reyes, individually and on behalf of all others similarly situated, against us, each member of our board of directors, and MidOcean PPL Holdings Corp., and PPL Acquisition Corp. The complaint generally alleges that our directors breached their fiduciary duties to the shareholders by agreeing to sell the Company pursuant to an unfair process and at an unfair price. The complaint alleges that the directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing, and that Pre-Paid and MidOcean have aided and abetted such breaches. The complaint also alleges that we agreed to onerous and preclusive deal protection devices as part of the merger, including a no solicitation provision. The complaint seeks injunctive relief, damages and costs of the action, including attorneys’ fees. The ultimate outcome of this matter is not determinable but we will vigorously defend our interests in this matter.

     We are a defendant in various other legal proceedings that are routine and incidental to our business. We will vigorously defend our interests in all proceedings in which we are named as a defendant. We also receive periodic complaints or requests for information from various state and federal agencies relating to our business or the activities of our marketing force. We promptly respond to any such matters and provide any information requested. While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these proceedings will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the claims and have not established an accrued liability for any estimated damages in connection with these various cases. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities challenged portions of our commission and general and administrative deductions for tax years 1999 - 2002 and had tax assessments that aggregate $5.7 million. During 2007, we reached a settlement with Canadian taxing authorities regarding the general and administrative deductions that allowed us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian and U.S. tax returns were amended to reflect the changes in our general and administrative expense and credits/refunds for the associated taxes, penalty and interest. During October 2010, we reached a settlement with Canadian taxing authorities which allows a deduction for substantially all commissions paid during years 1999 – 2002 in those tax years. We believe this settlement provides a basis for the full deduction of commissions when paid for tax years 2003 forward. During December 2010 we received $3.5 million from Canada Revenue Agency and as of December 31, 2010 we have $1.2 million receivable recorded in other current assets on the balance sheet for amounts due from the Ontario Ministry of Revenue for previously paid tax, penalty and interest for tax years 1999 through 2002. As a result of this settlement we recorded interest income of $846,000, reversed previously accrued interest expense of $191,000 and reversed previously accrued penalty of $13,000.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Dividends on the Common Stock

     At February 11, 2011, there were 1,551 holders of record (including brokerage firms and other nominees) of our common stock, which is listed on the New York Stock Exchange under the symbol “PPD.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock, as reported by the New York Stock Exchange.

	High	Low
2011:
1st Quarter (through February 11)	$66.84	$59.33
2010:
4th Quarter	$66.65	$54.02
3rd Quarter	68.66	44.05
2nd Quarter	52.89	34.00
1st Quarter	43.69	37.00
2009:
4th Quarter	$53.05	$30.68
3rd Quarter	52.92	41.83
2nd Quarter	45.22	28.17
1st Quarter	38.23	26.45

     No dividends on our common stock were declared in 2010, 2009 or 2008. It is anticipated that earnings generated from our operations will be used to finance our growth, to continue to purchase shares of our stock and possibly pay cash dividends. Our ability to pay dividends is dependent in part on our ability to derive dividends from our subsidiaries. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years’ net profits. Additionally, in one of its operating states, PPLCI must meet a premium to surplus ratio of 3:1. PPLCI also computes an analysis of its capital under a risk based capital formula prescribed by statutory accounting regulations and must maintain sufficient capital above amounts otherwise required by the various state insurance departments to meet the adjusted capital requirements. Dividends by LSPV have a similar restriction pursuant to requirements to meet risk based capital levels. The following table reflects subsidiary dividends during the last three years:

Expected
	Dividends Paid			Dividends
Regulated Subsidiary	2010	2009	2008	1/1/2011
Pre-Paid Legal Casualty, Inc.	$8.7 million	$6.7 million	$14.9 million	$–
Legal Service Plans of Virginia	1.9 million	1.8 million	4.1 million	–

     At December 31, 2010, the amount of restricted net assets of consolidated subsidiaries was $25.1 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

     Under the terms of the Merger Agreement, we are prohibited from declaring or paying any dividends without Parent’s consent.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

     The following table provides information about our purchases of stock during the fourth quarter of 2010.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number of		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid per Share	Programs	or Programs (1)
October 2010	3,220	$58.62	3,220	610,402
November 2010	–	–	–	610,402
December 2010	–	–	–	610,402
Total	3,220	$58.62	3,220
____________________

(1)	We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. On occasion we purchase shares from related parties but transactions between the company and all related parties constitute less than one tenth of one percent of total share transactions since the company began its share repurchase program. The Board of Directors has subsequently from time to time increased such authorization from 500,000 shares to 16 million shares. The most recent authorization was for 1 million additional shares on November 30, 2009. There has been no time limit set for completion of the repurchase program. Under the terms of the Merger Agreement, we are prohibited from declaring or paying any dividends without Parent’s consent.

Shareholder Return Performance Graph

     The following graph compares the cumulative total shareholder returns of our Common Stock during the five years ended December 31, 2010 with the cumulative total shareholder returns of the Russell 2000 Index and the Morningstar Personal Services index. The comparison assumes an investment of $100 on January 1, 2006 in each of our Common Stock, the Russell 2000 Index and Morningstar’s Personal Services index and that any dividends were reinvested.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Pre-Paid Legal Services, Inc.	$100.00	$102.41	$144.86	$97.59	$107.51	$157.68
Russell 2000 Index	$100.00	$118.37	$116.51	$77.15	$98.11	$124.46
Morningstar Group Index	$100.00	$110.22	$112.72	$73.03	$88.55	$87.00

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and statistical data for us as of the dates and for the periods indicated. This information is not necessarily indicative of our future performance. The following information should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation included elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data:	(In thousands, except ratio, per share and Membership amounts)
Revenues:
Membership fees	$424,090	$426,429	$436,778	$427,428	$412,200
Associate services	26,543	28,352	23,534	25,112	26,857
Other	3,303	3,696	4,177	4,549	4,967
Total revenues	453,936	458,477	464,489	457,089	444,024
Costs and expenses:
Membership benefits	141,578	145,128	150,318	148,792	145,771
Commissions	114,224	130,601	126,758	130,593	126,762
Associate services and direct marketing	26,788	31,921	23,582	28,875	29,493
General and administrative expenses	51,708	51,594	53,021	50,474	50,078
Other, net	7,885	8,558	13,413	13,841	12,232
Total costs and expenses	342,183	367,802	367,092	372,575	364,336
Income before income taxes	111,753	90,675	97,397	84,514	79,688
Provision for income taxes	44,337	35,537	37,225	33,312	27,890

	Year Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data:	(In thousands, except ratio, per share and Membership amounts)
Net income	$67,416	$55,138	$60,172	$51,202	$51,798
Basic earnings per common share	$6.80	$5.05	$5.05	$3.89	$3.54
Diluted earnings per common share	$6.80	$5.04	$5.04	$3.88	$3.51
Dividends declared per common share	$–	$–	$–	$–	$–
Weighted avg. no. of common shares outstanding
– basic	9,907	10,918	11,916	13,151	14,642
Weighted avg. no. of common shares outstanding
– diluted	9,921	10,932	11,934	13,197	14,739
Membership Benefits Cost and Statistical Data:
Membership benefits ratio (1)	33.4%	34.0%	34.4%	34.8%	35.4%
Commissions ratio (1)	26.9%	30.6%	29.0%	30.6%	30.8%
General and administrative expense ratio (1)	12.2%	12.1%	12.1%	11.8%	12.1%
Commission cost per new Membership sold	$227	$230	$229	$213	$207
New Memberships and stand-alone IDT plans sold	502,982	568,095	552,327	612,096	612,726
Period end Memberships & stand-alone IDT plans
in force	1,473,237	1,547,585	1,559,154	1,575,802	1,538,740
New add-on IDT memberships sold	287,345	348,607	344,869	381,419	389,157
Period end add-on IDT memberships in force	668,646	711,131	680,862	631,910	540,253
Average annual Membership fee	$302	$303	$301	$298	$293
Cash Flow Data:
Net cash provided by operating activities	74,072	67,794	64,317	67,178	54,385
Net cash (used in) provided by investing activities	(2,670)	6,822	(4,411)	30,064	(52,613)
Net cash used in financing activities	(56,538)	(68,240)	(58,319)	(84,332)	(23,698)
Balance Sheet Data:
Total assets	$165,319	$157,988	$162,843	$167,632	$188,547
Total long-term obligations	18,698	36,556	53,708	70,623	87,230
Total liabilities	73,960	119,661	131,036	149,793	157,687
Stockholders’ equity	91,359	38,327	31,807	17,839	30,860
Income Statement Data:
Depreciation and amortization expense	$7,650	$8,187	$8,756	$8,532	$8,260
Interest expense	549	1,173	4,221	6,678	5,726
____________________

(1)	The Membership benefits ratio, the commissions ratio and the general and administrative expense ratio represent those costs as a percentage of Membership fees. These ratios do not measure total profitability because they do not take into account all revenues and expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Our Financial Model

     We are in one line of business - the marketing of legal expense and other complimentary plans through a multi-level marketing force to individuals and a direct sales force to employee groups. Our principal revenues are derived from Membership fees, and to a much lesser extent, revenues from marketing associates. Our principal expenses are commissions, Membership benefits, associate services and direct marketing costs and general and administrative expense. The following table reflects the changes in these categories of revenues and expenses in the last three years (dollar amounts in 000’s):

			%			%			%
			Change			Change			Change
		% of	from		% of	from		% of	from
		Total	Prior		Total	Prior		Total	Prior
Revenues:	2010	Revenue	Year	2009	Revenue	Year	2008	Revenue	Year
Membership fees	$424,090	93.4	(0.5)	$426,429	93.0	(2.4)	$436,778	94.0	2.2
Associate services	26,543	5.8	(6.4)	28,352	6.2	20.5	23,534	5.1	(6.3)
Other	3,303	0.7	(10.6)	3,696	0.8	(11.5)	4,177	0.9	(8.2)
	453,936	100.0	(1.0)	458,477	100.0	(1.3)	464,489	100.0	1.6
Costs and expenses:
Membership benefits	141,578	31.2	(2.4)	145,128	31.6	(3.5)	150,318	32.4	1.0
Commissions	114,224	25.2	(12.5)	130,601	28.5	3.0	126,758	27.3	(2.9)
Associate services and
direct marketing	26,788	5.9	(16.1)	31,921	7.0	35.4	23,582	5.1	(18.3)
General and
administrative	51,708	11.4	0.2	51,594	11.2	(2.7)	53,021	11.4	5.0
Other, net	7,885	1.7	(7.9)	8,558	1.9	(36.2)	13,413	2.9	(3.1)
	342,183	75.4	(7.0)	367,802	80.2	0.2	367,092	79.1	(1.5)
Provision for income taxes	44,337	9.8	24.8	35,537	7.8	(4.5)	37,225	8.0	11.7
Net income	$67,416	14.9	22.3	$55,138	12.0	(8.4)	$60,172	12.9	17.5

     The following table reflects certain data concerning our Membership sales and associate recruiting:

		%		%
		Change		Change
		from		from
		Prior		Prior
New Memberships:	2010	Year	2009	Year	2008
New legal service Membership sales	480,814	(11.1)	541,138	3.8	521,522
New “stand-alone” IDT Membership sales	22,168	(17.8)	26,957	(12.5)	30,805
Total new Membership sales	502,982	(11.5)	568,095	2.9	552,327
New “add-on” IDT Membership sales	287,345	(17.6)	348,607	1.1	344,869
Average annual Membership fee	$324.90	(0.7)	$322.77	(0.5)	$324.52
Active Memberships:
Active legal service memberships at end of period	1,381,428	(5.0)	1,454,661	(1.0)	1,469,315
Active “stand-alone” IDT memberships at end of period	91,809	(1.2)	92,924	3.4	89,839
Total active memberships at end of period	1,473,237	(4.8)	1,547,585	(0.7)	1,559,154
Active “add-on” IDT memberships at end of period	668,646	(6.0)	711,131	4.4	680,862
New Sales Associates:
New sales associates recruited	138,442	(25.6)	186,064	52.2	122,255
Average enrollment fee paid by new sales associates	$74.57	(14.7)	$87.41	22.2	$71.53
Average Membership fee in force:
Average Annual Membership fee	$302.10	(0.1)	$302.51	0.6	$300.80

     The number of active Memberships in force and the average monthly fee will directly determine Membership fees and their impact on total revenues during any period. The two most important variables affecting the number of active Memberships during a period are the number of new Memberships written during the period combined with the retention characteristics of both new and existing Memberships. See “Measures of Member Retention” below for a discussion of our Membership retention. Associate services revenues are a function of the number of new sales associates enrolled and the price of entry during the period, the number of associates subscribing to our eService offering and the amount of sales tools purchased by the sales force.

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

     Our Membership fees declined during 2009, the first such decline in 17 years, and then declined again during 2010. Even in each of the previous 16 years before 2009, the rate of growth has not been one we find acceptable. We believe however, that our current product design, pricing parameters and business model are generally appropriate and we have no immediate plans to change these fundamental sectors. Instead of making changes to our basic product and business model, we believe changes must be made to our marketing methods to increase the exposure of our products and business opportunity. We will consider an increased focus on benefit brokers, independent insurance agents and small businesses as well as considering additional methods of distribution such as an increased focus on Internet based marketing efforts. We will also consider increased incentives such as enhancements to our basic commission structure as well as increased use of performance bonuses. Should we implement additional commissions or bonuses, our marketing related expenses will be increased which may be partially or fully offset by increased Membership fees. Our focus during 2011 will be on improved training of our associates, enhancing the quality of sales tools provided to new and existing associates, providing incentives for associates to write consistent, quality business and continued emphasis on improving the basic retention characteristics of our Memberships.

Critical Accounting Policies

     Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these “critical accounting policies” are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards and accounting for legal contingencies.

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis. The majority of our Memberships that pay us via credit card or automatic bank draft pay us in advance. At December 31, 2010, approximately 70% of our legal service Memberships and our IDT Memberships were paid in advance and, therefore, those payments are deferred and recognized over their respective periods. At December 31, 2010, the deferred revenue associated with the Membership fees was $19.5 million, which is classified as a current liability.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs are deferred and recognized in income over the estimated life of a Membership in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 605, Revenue Recognition. At December 31, 2010, the deferred revenue associated with the Membership enrollment fees was $4.6 million, of which $2.6 million was classified as a current liability. We compute the expected Membership life using more than 25 years of actuarial data as explained in more detail in “Measures of Membership Retention” below. At December 31, 2010, we computed the expected Membership life to be approximately three years, which is unchanged from year-end 2009. If the expected Membership life were to change significantly, which we do not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force including a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $75, $87 and $72 for 2010, 2009 and 2008, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $15) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates, which at December 31, 2010 is estimated to be approximately five months, which is unchanged from year-end 2009. At December 31, 2010, the deferred revenue associated with sales associate enrollment fees was $1.5 million, which is classified as a current liability. We estimate the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which we do not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new Members and new associates related to the deferred revenue discussed above, and that portion of payments made to provider law firms ($6.4 million deferred at December 31, 2010 which is classified as a current asset) and associates related to deferred Membership revenue. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments, and were $4.6 million at December 31, 2010, of which $2.6 million is classified in current assets. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments, and were $492,000 at December 31, 2010, and are classified as a current asset. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue as discussed above. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, associate introduction kits, associate incentive programs, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention).

     Commissions to Associates
     Prior to March 1, 1995, our commission program provided for advance commission payments to associates of approximately 70% of first year Membership fees on new Membership sales and commissions were earned by the associate at a rate of approximately 16% in all subsequent years. Beginning with new Memberships written after March 1, 1995, we implemented a level commission schedule of approximately 27% per annum with up to a three-year advance commission payment. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, we returned to a differential commission structure with rates of approximately 80% of first year Membership fees on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the first 12 month Membership retention rate of the associate’s personal sales and those of his organization. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to a three-year commission advance or the differential commission structure with a one-year commission advance.

     Prior to January 1997, we advanced commissions at the time of sale of all new Memberships. In January 1997, we implemented a policy whereby the associate received only earned commissions on the first three sales unless the associate met specified criteria. For all sales beginning with the fourth Membership or all sales made by an associate who met the specified criteria, advance commission payments were made at the time of sale of a new Membership. Beginning April 1, 2007, we began advancing commissions at the time of sale of all new Memberships. The amount of cash potentially advanced upon the sale of a new Membership, prior to the recoupment of any charge-backs (described below), represents an amount equal to up to one-year commission earnings. Although the average number of marketing associates receiving an advance commission payment on a new Membership is nine, the overall initial advance may be paid to approximately 30 different individuals, each at a different level within the overall commission structure. The commission advance immediately increases an associate’s unearned advance commission balance to us.

     Although prior to March 1, 2002, we advanced our sales associates up to three years commission when a Membership was sold and subsequent to March 1, 2002, up to one year commission, the average commission advance paid to our sales associates as a group is actually less than the maximum amount possible because some associates choose to receive less than a full advance and we pay less than a full advance on some of our specialty products. In addition, we may from time to time place associates on a less than full advance basis if there are problems with the quality of the business being submitted or other performance problems with an associate. Additionally, we do not advance commissions on certain categories of group business that have historically demonstrated below average retention characteristics. In addition, any residual commissions due an associate (defined as commission on an individual Membership after the advance has been earned) are retained to reduce any remaining unearned commission advance balances prior to being paid to that sales associate. For those associates that have made at least 10 personal sales, opened at least one group and personally write 15% or more of their organizational business, 15% of their commissions are set aside in individual reserve balance accounts, further reducing the amount of advance commissions. The average commission advance paid as a percentage of the maximum advance possible pursuant to our commission structures was approximately 87%, 88% and 88% during 2010, 2009 and 2008, respectively. The commission cost per new Membership sold has decreased over the prior year by 1.2% for 2010 and increased over the prior year by 0.2% and 8% for 2009 and 2008, respectively, and varies depending on the compensation structure that is in place at the time a new Membership is sold, the monthly Membership fee of the Membership sold and the amount of any charge-backs (recoupment of previous commission advances) that are deducted from amounts that would otherwise be paid to the various sales associates that are compensated for the Membership sale. Should we add additional products, such as the Identity Theft Shield described above or add additional commissions to our compensation plan or reduce the amount of chargebacks collected from our associates, the commission cost per new Membership will increase accordingly.

     We expense advance commissions ratably over the first month of the related Membership. At December 31, 2010, advance commissions deferred were $4.8 million and included as a current asset. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates for the following years ended December 31 were:

	2010	2009	2008
	(Amounts in 000’s)
Beginning unearned advance commission balances (1)	$178,663	$174,371	$184,531
Advance commissions, net of chargebacks and other	113,584	132,764	120,908
Earned commissions applied	(113,080)	(124,244)	(127,496)
Advance commission write-offs	(7,000)	(4,228)	(3,572)
Ending unearned advance commission balances
before estimated unrecoverable balances (1)	172,167	178,663	174,371
Estimated unrecoverable advance commission balances (1)	(52,296)	(47,192)	(44,526)
Ending unearned advance commission balances, net (1)	$119,871	$131,471	$129,845

____________________

(1)	These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

     The ending unearned advance commission balances, net, above includes net unearned advance commission balances of non-vested associates of $77 million, $68 million and $62 million at December 31, 2010, 2009 and 2008, respectively. As such, at December 31, 2010 future commissions and related expense will be reduced as unearned advance commission balances of $43 million are recovered. Commissions are earned by the associate as Membership fees are earned by us, usually on a monthly basis. We reduce unearned advance commission balances or remit payments to associates, as appropriate, when commissions are earned. Should a Membership lapse before the advances have been recovered for each commission level, we, except as described below, generate an immediate “charge-back” to the applicable sales associate to recapture up to 50% of any unearned advance on Memberships written prior to March 1, 2002, and 100% on any Memberships written thereafter. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three-year commission advance and up to 50% chargebacks or the differential commission structure with a one-year commission advance and up to 100% chargebacks. This charge-back is deducted from any future advances that would otherwise be payable to the associate for additional new Memberships. In order to encourage additional Membership sales, we waived chargebacks for associates that met certain criteria in December 2002 and March 2003, which effectively increased our commission expense. Any remaining unearned advance commission balance may be recovered by withholding future residual earned commissions due to an active associate on active Memberships. Additionally, even though a commission advance may have been fully recovered on a particular Membership, no additional commission earnings from any Membership are paid to an associate until all previous advances on all Memberships, both active and lapsed, have been recovered. We also have reduced chargebacks from 100% to 50% for certain senior marketing associates who have demonstrated the ability to maintain certain levels of sales over specified periods and maintain certain Membership retention levels. We may adjust chargebacks from time to time in the future in order to encourage certain production incentives.

     We have the contractual right to require associates to repay unearned advance commission balances from sources other than earned commissions including cash (a) from all associates either (i) upon termination of the associate relationship, which includes but is not limited to when an associate becomes non-vested or (ii) when it is ascertained that earned commissions are insufficient to repay the unearned advance commission payments and (b) upon demand, from agencies or associates who are parties to the associate agreements signed between October 1989 and July 1992 or July 1992 to August 1998, respectively. The sources, other than earned commissions, that may be available to recover associate unearned advance commission balances are potentially subject to limitation based on applicable state laws relating to creditors’ rights generally. Historically, we have not demanded repayments of the unearned advance commission balances from associates, including terminated associates, because collection efforts would likely increase costs and have the potential to disrupt our relationships with our sales associates. This business decision by us has a significant effect on our cash flow by electing to defer collection of advance payments of which approximately $52.3 million were not expected to be collected from future commissions at December 31, 2010. However, we regularly review the unearned advance commission balance status of associates and will exercise our right to require associates to repay advances when management believes that such action is appropriate.

     Non-vested associates are those that are no longer “vested” because they fail to meet our established vesting requirements by selling at least three new Memberships per quarter or retaining a personal Membership. Non-vested associates lose their right to any further commissions earned on Memberships previously sold at the time they become non-vested. As a result, we have no continuing obligation to individually account to these associates as we do to active associates and are entitled to retain all commission earnings that would be otherwise payable to these terminated associates. We do continue to reduce the unearned advance commission balances for commissions earned on active Memberships previously sold by those associates. Substantially all individual non-vested associate unearned advance commission balances were less than $1,000 and the average balance was $360 at December 31, 2010.

     Although the advance commissions are expensed ratably over the first month of the related Membership, we assess, at the end of each quarter, on an associate-by-associate basis, the recoverability of each associate’s unearned advanced commission balance by estimating the associate’s future commissions to be earned on active Memberships. Each active Membership is assumed to lapse in accordance with our estimated future lapse rate, which is based on our actual historical Membership retention experience as applied to each active Membership’s year of origin. The lapse rate is based on our more than 25-year history of Membership retention rates, which is updated quarterly to reflect actual experience. We also closely review current data for any trends that would affect the historical lapse rate. The sum of all expected future commissions to be earned for each associate is then compared to that associate’s unearned advance commission balance. We estimate unrecoverable advance commission balances when expected future commissions to be earned on active Memberships (aggregated on an associate-by-associate basis) are less than the unearned advance commission balance. If an associate with an outstanding unearned advance commission balance has no active Memberships, the unearned advance commission balance is written off but has no financial statement impact as advance commissions are expensed ratably over the first month of the related Memberships. Refer to “Measures of Member Retention – Expected Membership Life, Expected Remaining Membership Life” for a description of the method used by us to estimate future commission earnings.

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

     Incentive awards accrual
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve-month period. The incentive awards accrual at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. At December 31, 2010, the accrued amount payable was $2.5 million. Changes to any of these assumptions would directly affect the amount accrued but we do not expect any of the significant trends affecting this account to change significantly in the near term.

     Legal Contingencies
     We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on our financial condition or results of operation. The FASB ASC Section 450, Contingencies, requires that an estimated loss from a loss contingency be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these contingencies will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the claims and have not established an accrued liability for any estimated damages in connection with these various cases. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods. See “Legal Proceedings.”

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

     Investment Policy
     Our investment policy is to some degree controlled by certain insurance regulations, which, coupled with management’s own investment philosophy, results in a conservative investment portfolio that is not risk oriented. Our investment purchases consist of investment grade bonds primarily issued by corporations, the United States Treasury, and state and municipal tax-exempt bonds, certificates of deposit and auction rate securities. We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states.

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

Terminology

     The following terms are used in describing the various measures of retention:
  Membership life is a period that commences on the day of initial enrollment of a member and continues until the individual’s Membership eventually terminates or lapses(the terms terminate or lapse may be used interchangeably here).

  Membership age means the time since the Membership has been in effect.

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

	Non-				Non-				Non-
Year	Assocs	Assocs	Total	Assoc %	Assocs	Assocs	Total	Assoc %	Assocs	Assocs	Total	Assoc %
2005	480,437	220,290	700,727	31.4	(496,710)	(112,928)	(609,638)	18.5	1,132,296	410,493	1,542,789	26.6
2006	477,937	134,789	612,726	22.0	(466,561)	(150,214)	(616,775)	24.4	1,143,672	395,068	1,538,740	25.7
2007	498,072	114,024	612,096	18.6	(456,704)	(118,330)	(575,034)	20.6	1,185,040	390,762	1,575,802	24.8
2008	457,000	95,327	552,327	17.3	(499,894)	(69,081)	(568,975)	12.1	1,142,146	417,008	1,559,154	26.7
2009	423,433	144,662	568,095	25.5	(477,395)	(102,269)	(579,664)	17.7	1,088,184	459,401	1,547,585	29.7
2010	387,047	115,935	502,982	23.0	(419,331)	(157,999)	(577,330)	27.4	1,055,900	417,337	1,473,237	28.3

     Variations in Retention over Life of a Membership, Impact on Aggregate Measures
     Measures of member retention also vary significantly by the Membership age. Historically, we have observed that Memberships in their first year have a significantly higher lapse rate than Memberships in their second year, and so on. The following chart shows the historical observed lapse rates and corresponding yearly retention rates as a function of Membership age. For example, 49.6% of all new Memberships lapse during the first year, leaving 50.4% still in force at the end of the first year. More tenured Memberships have significantly lower lapse rates. For example, by year seven, lapse rates are 10.7% and annual retention is 89.3%. The following table shows as of December 31, 2010 and 2009 our blended retention rate and lapse rates based on our historical experience for the last 25 years.

Membership Retention versus Membership Age
As of December 31, 2010				As of December 31, 2009
Yearly				Yearly
Lapse	Yearly	End of Year	Membership	Lapse	Yearly	End of Year
Rate	Retention	Memberships	Year	Rate	Retention	Memberships
		100.0	0			100.0
49.6%	50.4%	50.4	1	49.3%	50.7%	50.7
31.9%	68.1%	34.3	2	32.2%	67.8%	34.4
24.2%	75.8%	26.0	3	24.0%	76.0%	26.1
19.2%	80.8%	21.0	4	18.8%	81.2%	21.2
15.5%	84.5%	17.8	5	14.7%	85.3%	18.1
12.4%	87.6%	15.6	6	12.6%	87.4%	15.8
10.7%	89.3%	13.9	7	10.5%	89.5%	14.1

     Membership Persistency
     Our Membership persistency rate is a specific computation that measures the number of Memberships in force at the end of a year as a percentage of the total of (i) Memberships in force at the beginning of such year, plus (ii) new Memberships sold during such year. From 1981 through the year ended December 31, 2010, our annual Membership persistency rates, using the foregoing method, have averaged approximately 72.0%.

	Beginning	New		Ending
Year	Memberships	Memberships	Total	Memberships	Persistency
2006	1,542,789	612,726	2,155,515	1,538,740	71.4%
2007	1,538,740	612,096	2,150,836	1,575,802	73.3%
2008	1,575,802	552,327	2,128,129	1,559,154	73.3%
2009	1,559,154	568,095	2,127,249	1,547,585	72.8%
2010	1,547,858	502,982	2,050,840	1,473,237	71.8%

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

     Expected Membership Life
     Using historical data through 2010 for all past Members enrolled, the expected Membership life can be computed to be approximately three years. This number represents the average number of years a new Membership can be expected to remain in force. Although about half of all new Memberships may lapse in the first year, the expected Membership life is much longer due to the contribution of higher annual retention rates in subsequent years.

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

     Since the actual population of Memberships in force at any time is a distribution of ages from zero to more than 25 years, the expected remaining Membership life of the entire population at large exceeds five years per Membership. As of December 31, 2010, based on the historical data described above, the current expected remaining Membership life of the actual population is approximately 7 years per Membership. This measure is used by us to estimate the future revenues expected from Memberships currently in place.

     Expected Membership life measures are based on more than 25 years of historical Membership retention data, unlike the Membership persistency rate described above which is computed from, and determined by, the most recent one-year period only. Both or these measures however include data from Memberships of all Membership ages and hence are referred to as “blended” measures.

     Actions that May Impact Retention in the Future
     The potential impact on our future profitability and cash flow due to future changes in Membership retention can be significant. While blended retention rates have not changed dramatically over the past five years, we have implemented several initiatives aimed at improving the retention rate of both new and existing Memberships. Such initiatives include an optional revised compensation structure featuring variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate’s personal sales and those of his organization and implementation of a “non-taken” administrative fee to sales associates of $35 for any Membership application that is processed but for which a payment is never received. We will continue to refine the communication process with our members with a view towards both increasing the overall amount of communication from us to our members as well as more specific target messaging to members encourage Membership utilization.

     During 2006, we began providing an additional service focused on Membership retention, Member Advantage Services, to our associates for a one-time fee of $5.95 per Membership. This service consists of several out-bound calls, emails and letters by our employees during the first year of the Membership as well as out-bound calls to the member any time the Membership moves into pre-cancel status throughout the life of the Membership. We verify the Membership data in our files on the very first call and make any necessary changes immediately as well as fully explain the Membership benefits and answer any questions the member may have, essentially reselling the Membership. We provide Provider law firm contact information and make sure the member understands how to contact their Provider. We encourage our members to immediately begin the process of having their will prepared and help the member begin the credit monitoring process for Identity Theft Shield members. We believe that such efforts may ultimately increase the utilization by members and therefore lead to higher retention rates. We intend to continue to develop programs and initiatives designed to improve retention. At December 31, 2010, approximately 716,000 Memberships were part of our Member Advantage Services.

Results of Operations

       Comparison of 2010 to 2009

       Net income for 2010 increased 22% to $67.4 million from $55.1 million for 2009. Diluted earnings per share for 2010 increased 35% to $6.80 per share from $5.04 per share for the prior year due to the increased net income of 22% and an approximate 9% decrease in the weighted average number of outstanding shares.

     Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the average annual fee. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 11% during 2010 to 502,982 from 568,095 during 2009. At December 31, 2010, there were 1,473,237 active Memberships in force compared to 1,547,585 at December 31, 2009, a decrease of 5%. The average annual fee per Membership has decreased from $303 for all Memberships in force at December 31, 2009 to $302 for all Memberships in force at December 31, 2010, a 1% decrease, primarily because of a decrease in the memberships in force. These changes resulted in a decrease in Membership fees of less than 1% for 2010 to $424.1 million from $426.4 million for 2009.

     Associate services revenue decreased 7% from $28.4 million for 2009 to $26.5 million during 2010 primarily because of fewer associates recruited and lower average associate fee paid. The eService fees totaled $13.8 million during 2010 compared to $11.0 million for 2009, an increase of 25%. We recognized revenue from associate fees of approximately $11.3 million during 2010 compared to $15.9 million during 2009, a decrease of 29%. New associates typically pay a fee ranging from $49 to $249, depending on special promotions we implement from time to time. New enrollments of sales associates decreased 26% during 2010 to 138,442 from 186,064 for 2009 and the average associate fee paid during 2010 was $75 compared to $87 for 2009, a decrease of 14% due to lower average enrollment fees charged to new associates. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will continue to be largely offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

     Other revenue decreased 11%, from $3.7 million to $3.3 million primarily due to the decrease in revenue recognized from Membership enrollment fees.

     Primarily because of the decrease in Membership fees, total revenues decreased to $453.9 million for 2010 from $458.5 million during 2009, a decrease of 1%.

     Membership benefits, which primarily represent payments to provider law firms and Kroll, totaled $141.6 million for 2010 compared to $145.1 million for 2009 and represented 33% and 34% of Membership fees, respectively. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be relatively consistent going forward as substantially all active Memberships provide for a capitated cost and we have reduced the capitated cost of the Identity Theft plan benefits effective April 1, 2007 with reductions effective beginning January 1, 2008, 2009 and 2010.

     Commissions to associates decreased 13% from $130.6 million for 2009 to $114.2 million for 2010, and represented 31% and 27% of Membership fees, respectively. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during 2010 totaled 502,982, an 11% decrease from the 568,095 sold during 2009, and the “add-on” IDT Membership sales, which are not included in these totals, decreased 18% to 287,345 for 2010 from 348,607 for 2009. New Membership fees written during 2010 decreased less than 1% with commissions to associates decreasing 13%.

     Associate services and direct marketing expenses decreased $5.1 million to $26.8 million for 2010 from $31.9 million for 2009. We had a $329,000 decrease in direct marketing and marketing services costs, a $3.5 million decrease in training fees and bonuses, a $584,000 decrease in Player’s Club costs and a $252,000 decrease in the cost of associate kits. Training fees and bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by us, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

     General and administrative expenses during 2010 and 2009 were $51.7 million and $51.6 million, respectively, and represented 12% of Membership fees for such years. The $100,000 decrease in general and administrative expenses was due to decreases in employee expenses, telecommunication fees, bank service charges and legal fees, partially offset by increases in our consulting costs during 2010.

     Other expenses, net, which includes depreciation and amortization, litigation accruals, premium taxes and interest expense reduced by interest income, decreased 8% to $7.9 million for 2010 from $8.6 million for 2009. Depreciation and amortization decreased to $7.7 million for 2010 from $8.2 million for 2009, foreign currency gains were $157,000 for 2010, litigation settlements and change in litigation accrual was $15,000 for 2010 compared to ($450,000) during 2009. Premium taxes were $1.8 million for 2010 and 2009. Interest expense decreased to $549,000 for 2010 compared to $1.2 million for the prior year. Interest income decreased to $1.9 million for 2010 from $2.1 million for 2009.

     The provision for income taxes increased during 2010 to $44.3 million compared to $35.5 million for 2009, representing 39.7% and 39.2%, respectively, of income before income taxes. The 2010 and 2009 provisions include state income taxes of $5.4 million and $4.2 million, respectively, net of federal benefits, representing 4.8% and 4.7%, respectively, of income before income taxes.

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

     Commissions to associates increased 3% from $126.8 million for 2008 to $130.6 million for 2009, and represented 29% and 31% of Membership fees, respectively. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during 2009 totaled 568,095, a 3% increase from the 552,327 sold during 2008, and the “add-on” IDT Membership sales, which are not included in these totals, increased 1% to 348,607 for 2009 from 344,869 for 2008. New Membership fees written during 2009 increased 2% with commissions to associates increasing 3%.

     Associate services and direct marketing expenses increased $8.3 million to $31.9 million for 2009 from $23.6 million for 2008. We had a $754,000 decrease in direct marketing and marketing services costs, a $7.6 million increase in training fees and bonuses, a $123,000 increase in Player’s Club costs and a $1.1 million increase in the cost of associate kits. Training fees and bonuses are affected by the number of new sales associates that successfully meet the qualification criteria established by us, i.e. more training bonuses will be paid when a higher number of new sales associates meet such criteria. These expenses include the costs of providing associate services and marketing expenses as discussed under Member and Associate Costs.

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

     Membership revenues are more than sufficient to fund the cash requirements for membership benefits (at approximately 33%-34% of Membership revenues), commissions (ranging from 27% to 31% of Membership revenues) and general and administrative expense (at approximately 12% to 13% of Membership revenues). Due to relatively flat or declining production of new Memberships, the related commission expense has been relatively flat or declining resulting in increased cash flow. We have generated significant cash flow from operations of approximately $74 million, $68 million and $64 million in 2010, 2009 and 2008, respectively, which has been used to provide for future growth in Memberships, to repay our debt and make necessary capital expenditures and as discussed below, we have used a significant portion of our cash flow to repurchase shares of our stock and retire debt. Cash flow from operations could be reduced if we experienced significant growth in new members because of the negative cash flow characteristics of our commission advance policies discussed above.

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

     General
     Consolidated net cash provided by operating activities was $74.1 million, $67.8 million and $64.3 million for 2010, 2009 and 2008, respectively. Net cash provided by operating activities increased approximately $6.3 million primarily due to decreased membership sales which resulted in decreased commission advances to our associates, a $489,000 reduction in interest payments due to lower debt levels and lower interest rates, $1.7 million decrease in associate activities, partially offset by a $5.0 million increase in income tax payments. Decreased Member activities resulted in a $3.6 million decrease in cash received from our members due to a lower number of Memberships in force during the year which was offset by a $3.1 million decrease in payments to our Membership benefit providers, a $6.1 million decrease in commission payments to our associates. Associate activities decreased by $1.7 million due to a $6.9 million decrease in associate fees collected due to the decrease in new recruits driven in part by reduced bonuses and other incentives offset by a $2.8 million increase in eService fees collected and a $5.2 million decrease in associate services cost primarily due to the decreases in bonuses and incentive payments.

     Net cash (used in) provided by investing activities was $(2.7) million, $6.8 million and $(4.4) million for 2010, 2009 and 2008, respectively. Capital expenditures were $2.6 million, $3.4 million and $5.3 million during 2010, 2009 and 2008, respectively. Purchases of available-for-sale investments exceeded sales and maturities of such investments by $94,000 during 2010 and sales and maturities of available-for-sale investments exceeded the purchases of such investments by $10.2 million and $843,000 during 2009 and 2008.

     Net cash used in financing activities was $56.5 million, $68.2 million and $58.3 million for 2010, 2009 and 2008, respectively. This $11.7 million change during 2010 was primarily comprised of a $36.6 million decrease in purchases of treasury stock, a $19.9 million increase in the repayment of debt and a $5.0 million decrease in proceeds from issuance of debt.

     We had excess consolidated working capital of $27.7 million at December 31, 2010, an increase of $38.5 million compared to a consolidated working capital deficit of $10.8 million at December 31, 2009. The increase was primarily due to the $23.2 million decrease the current portion of notes payable, the $14.9 million increase in cash and cash equivalents, a $5.5 million decrease in accounts payable and accrued expenses partially offset by a $3.8 million increase in income taxes payable, a $1.8 million decrease in deferred member and associate service costs and a $1.8 million decrease in other assets. The $27.7 million excess working capital at December 31, 2010 would have been $41.2 million in excess working capital excluding the $13.5 million of current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities. Additionally, at the current rate of cash flow provided by operations ($74.1 million during 2010), we do not expect any difficulty in meeting our financial obligations in the short term or the long term.

     We generally advance significant commissions to associates at the time a Membership is sold. We expense these advances ratably over the first month of the related Membership. During 2010, we paid advance commissions to associates of $113.6 million on new Membership sales compared to $132.8 million for 2009. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life. See Commissions to Associates above for additional information on advance commissions.

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 16 million shares during subsequent board meetings. The most recent authorization was for 1 million additional shares on November 30, 2009. At December 31, 2010, we had purchased 15.4 million treasury shares under these authorizations for $489.1 million, an average price of $30.67 per share, including $14.1 million of purchases in 2010. Due to the merger agreement previously described, we are prohibited from making further share repurchases without Parent’s consent unless and until the merger agreement is terminated.

     We believe that we have the ability to finance the next twelve months of operations and anticipated capital expenditures based on our existing amount of cash and cash equivalents and unpledged investments at December 31, 2010 of $71.0 million. We believe our long-term liquidity needs will be met by our ability to generate cash flow from operations and our existing cash and cash equivalent balances. We expect to maintain minimum cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be used for discretionary purposes.

     Notes Payable
     During 2006, we received $80 million of senior, secured financing (the “Senior Loan”) from Wells Fargo Foothill, Inc. (“Wells Fargo”) consisting of a $75 million five year term loan facility (the “Term Facility”) and a $5 million five year revolving credit facility (the “Revolving Facility”). After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and were used to purchase treasury stock. During the 2010 fourth quarter, we fully retired all outstanding borrowings under both facilities without penalty and expensed $15,000 reflecting the unamortized debt origination costs at the time of debt retirement.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and had a final maturity of August 2011. This loan, with interest at the 30-day LIBOR rate plus 150 basis points adjusted monthly, was secured by a mortgage on our headquarters and was fully retired during the 2010 fourth quarter without penalty.

     During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30-day LIBOR rate plus 89 basis points adjusted monthly, was secured by a mortgage on the aircraft and engines. This loan was fully retired during the 2010 fourth quarter without penalty.

     Parent Company Funding and Dividends
     Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are PPLCI, PPLSIF and LSPV. The ability of these subsidiaries to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years’ net profits. Additionally, in one of its operating states, PPLCI must meet a premium to surplus ratio of 3:1. PPLCI also computes an analysis of its capital under a risk based capital formula prescribed by statutory accounting regulations and must maintain sufficient capital above amounts otherwise required by the various state insurance departments to meet the adjusted capital requirements. Dividends by LSPV have a similar restriction pursuant to requirements to meet risk based capital levels. Additional capital requirements of PPLCI, PPLSIF or LSPV, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. At January 1, 2011, none of PPLCI, PPLSIF or LSPV had funds available for payment of substantial dividends without the prior approval of the insurance commissioner. At December 31, 2010, the amount of restricted net assets of consolidated subsidiaries was $25.1 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

     Contractual Obligations
     The following table reflects our contractual obligations as of December 31, 2010.

	Payments Due by Period (In Thousands)
		Less			More
		than 1	1-3	3-5	than
Contractual Obligations	Total	year	years	years	5 years
Purchase obligations(1)	$13,165	$5,132	$8,033	$–	$–
Deferred compensation plan	11,441	–	416	33	10,992
Capital leases	885	81	162	162	480
Operating leases	513	140	139	54	180
Total(2)	$26,004	$5,353	$8,750	$249	$11,652
____________________

(1)	Includes contractual commitments pursuant to executory contracts for products and services such as voice and data services and contractual obligations related to future Company events such as hotel room blocks, meeting space and food and beverage guarantees. We expect to receive proceeds from such future events and reimbursement from provider law firms for certain voice and data services that will partially offset these obligations.

(2)	Does not include commitments for attorney provider payments, commissions, etc. which are expected to remain in existence for several years but as to which our obligations vary directly either based on Membership revenues or new Memberships sold and are not readily estimable. Capital lease obligation above does not include any interest.

Forward-Looking Statements

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of December 31, 2010 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described herein. For the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

     As of December 31, 2010, our investments consisted of the following:

Description	Fair Value
Obligations of state and political subdivisions	$22,594
Certificates of deposit	4,274
Corporate obligations	421
Auction Rate Securities	300
U. S. Government obligations	85
Total investments	$27,674

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

			Estimated fair
		Hypothetical	value after
		change in interest	hypothetical
		rate	change in interest
	Fair value	(bp = basis points)	rate
	(Dollars in thousands)
Fixed-maturity investments at December 31, 2010(1)	$23,100	100 bp increase	$21,933
		200 bp increase	21,021
		50 bp decrease	23,662
		100 bp decrease	24,242
Fixed-maturity investments at December 31, 2009(1)	$22,500	100 bp increase	$21,406
		200 bp increase	20,375
		50 bp decrease	23,017
		100 bp decrease	23,551
____________________

(1)	Excluding short-term investments in certificates of deposit and auction rate certificates with a fair value of $4.6 million at December 31, 2010 and short-term investments in certificates of deposit with a fair value of $5.2 million at December 31, 2009.

     The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 2010 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.7 million at that date. At December 31, 2009, and based on the fair value of fixed-maturity investments of $22.5 million, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.1 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

     Interest Rate Risk
     We are exposed to market risk related to changes in interest rates. We primarily manage our exposure to interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

     Foreign Currency Exchange Rate Risk
     Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 2% of our revenues are derived outside of the United States. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded negative foreign currency translation adjustments of $223,000 during 2010 but have a cumulative positive foreign currency translation adjustment balance of $887,000 at December 31, 2010. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PRE-PAID LEGAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	51

Management’s Annual Report on Internal Control over Financial Reporting	53

Consolidated Financial Statements
Consolidated Balance Sheets – December 31, 2010 and 2009	54
Consolidated Statements of Income - For the years ended December 31, 2010, 2009 and 2008	55
Consolidated Statements of Cash Flows – For the years ended December 31, 2010, 2009 and 2008	56
Consolidated Statements of Changes In Stockholders’ Equity and Other Comprehensive
Income – For the years ended December 31, 2010, 2009 and 2008	57
Notes to Consolidated Financial Statements	58

Financial Statement Schedules
Schedule I - Condensed Financial Information of the Registrant	81

(All other schedules have been omitted since the required information is not applicable or because the information is included in the consolidated financial statements or the notes thereto.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited Pre-Paid Legal Services, Inc.’s (an Oklahoma corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pre-Paid Legal Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on Pre-Paid Legal Services, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pre-Paid Legal Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and changes in stockholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pre-Paid Legal Services, Inc.

We have audited the accompanying consolidated balance sheets of Pre-Paid Legal Services, Inc. (an Oklahoma corporation) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and changes in stockholders’ equity and other comprehensive income for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included Financial Statement Schedule I as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pre-Paid Legal Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pre-Paid Legal Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 28, 2011

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management has conducted an assessment, including testing, using the criteria in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on the assessment, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control–Integrated Framework issued by COSO. The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Our management, including our Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts and shares in 000’s, except par values)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$47,768	$32,904
Available-for-sale investments, at fair value	2,812	2,959
Membership fees receivable	6,268	6,286
Inventories	1,197	1,266
Refundable income taxes	–	1,330
Deferred member and associate service costs	14,297	16,074
Deferred income taxes	6,319	5,370
Other assets	4,299	6,123
Total current assets	82,960	72,312
Available-for-sale investments, at fair value	20,401	20,529
Investments pledged	4,461	4,212
Property and equipment, net	44,026	49,100
Deferred member and associate service costs	2,040	2,065
Cash value of life insurance policies	10,162	8,263
Other assets	1,269	1,507
Total assets	$165,319	$157,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Membership benefits payable	$11,226	$11,987
Deferred revenue and fees	27,766	28,383
Current portion of capital leases payable	27	245
Current portion of notes payable	–	23,241
Income taxes payable	2,513	–
Accounts payable and accrued expenses	13,730	19,249
Total current liabilities	55,262	83,105
Capital leases payable, net of current portion	858	886
Notes payable, net of current portion	–	19,010
Deferred revenue and fees	2,040	2,065
Deferred income taxes	4,359	5,405
Deferred compensation liabilities	11,441	9,190
Total liabilities	73,960	119,661
Contingencies and commitments (Note 13)
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized; 14,616 and
14,904 issued at December 31, 2010 and 2009, respectively	146	149
Retained earnings	188,779	135,401
Accumulated other comprehensive income	1,462	1,805
Treasury stock, at cost; 4,852 shares held at December 31, 2010
and 2009, respectively	(99,028)	(99,028)
Total stockholders’ equity	91,359	38,327
Total liabilities and stockholders’ equity	$165,319	$157,988

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in 000’s, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Membership fees	$424,090	$426,429	$436,778
Associate services	26,543	28,352	23,534
Other	3,303	3,696	4,177
	453,936	458,477	464,489
Costs and expenses:
Membership benefits	141,578	145,128	150,318
Commissions	114,224	130,601	126,758
Associate services and direct marketing	26,788	31,921	23,582
General and administrative	51,708	51,594	53,021
Other, net	7,885	8,558	13,413
	342,183	367,802	367,092
Income before income taxes	111,753	90,675	97,397
Provision for income taxes	44,337	35,537	37,225
Net income	$67,416	$55,138	$60,172
Basic earnings per common share	$6.80	$5.05	$5.05
Diluted earnings per common share	$6.80	$5.04	$5.04
Weighted average number of shares:
Basic	9,907	10,918	11,916
Diluted	9,921	10,932	11,934

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000’s)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$67,416	$55,138	$60,172
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for deferred income taxes	(2,473)	(460)	385
Depreciation and amortization	7,650	8,187	8,756
Decrease (increase) in accrued Membership fees receivable	18	353	(808)
Decrease in inventories	69	19	226
Decrease (increase) in refundable income taxes	1,330	(643)	1,566
Decrease (increase) in deferred member and associate service costs	1,802	(399)	1,150
Decrease (increase) in other assets	641	(2,013)	(84)
Decrease in Membership benefits payable	(761)	(26)	(142)
(Decrease) increase in deferred revenue and fees	(642)	1,889	(1,092)
Increase in other non-current liabilities	2,251	1,292	1,354
Increase (decrease) in income taxes payable	2,513	–	(5,590)
(Decrease) increase in accounts payable and accrued expenses	(5,742)	4,457	(1,576)
Net cash provided by operating activities	74,072	67,794	64,317
Cash flows from investing activities:
Additions to property and equipment	(2,576)	(3,396)	(5,254)
Purchases of investments – available-for-sale	(4,258)	(15,865)	(64,983)
Maturities and sales of investments – available-for-sale	4,164	26,083	65,826
Net cash provided by (used in) investing activities	(2,670)	6,822	(4,411)
Cash flows from financing activities:
Proceeds from issuance of debt	–	5,000	10,000
Repayments of debt	(42,251)	(22,408)	(24,074)
Repayment of capital lease obligations	(246)	(249)	(22)
Proceeds from exercise of stock options	33	108	338
Tax benefit on exercise of stock options	26	14	156
Purchases of treasury stock	(14,100)	(50,705)	(44,717)
Net cash used in financing activities	(56,538)	(68,240)	(58,319)
Net increase in cash and cash equivalents	14,864	6,376	1,587
Cash and cash equivalents at beginning of year	32,904	26,528	24,941
Cash and cash equivalents at end of year	$47,768	$32,904	$26,528
Supplemental disclosure of cash flow information:
Cash paid for interest	$743	$1,232	$4,443
Cash paid for income taxes	$43,024	$38,070	$42,142
Non-cash activities – capital lease obligation incurred	$–	$446	$–

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER
COMPREHENSIVE INCOME
(Amounts and shares in 000’s, except dividend rates and par values)

	Common Stock		Retained	Accum.	Treasury Stock
	Shares	Amount	Earnings	OCI(1)	Shares	Amount	Total
January 1, 2008	17,291	$173	$114,873	$1,821	4,852	$(99,028)	$17,839
Exercise of stock options and other	16	–	338	–	–	–	338
Income tax benefit related to exercise
of stock options	–	–	156	–	–	–	156
Net income	–	–	60,172	–	–	–	60,172
Other comprehensive income(1)	–	–	–	(1,981)	–	–	(1,981)
Treasury shares purchased	–	–	–	–	1,053	(44,717)	(44,717)
Treasury shares retired	(1,053)	(10)	(44,707)	–	(1,053)	44,717	–
December 31, 2008	16,254	163	130,832	(160)	4,852	(99,028)	31,807
Exercise of stock options and other	4	–	108	–	–	–	108
Income tax benefit related to exercise
of stock options	–	–	14	–	–	–	14
Net income	–	–	55,138	–	–	–	55,138
Other comprehensive income(1)	–	–	–	1,965	–	–	1,965
Treasury shares purchased	–	–	–	–	1,354	(50,705)	(50,705)
Treasury shares retired	(1,354)	(14)	(50,691)	–	(1,354)	50,705	–
December 31, 2009	14,904	149	135,401	1,805	4,852	(99,028)	38,327
Exercise of stock options and other	2	–	33	–	–	–	33
Income tax benefit related to exercise
of stock options	–	–	26	–	–	–	26
Net income	–	–	67,416	–	–	–	67,416
Other comprehensive income(1)	–	–	–	(343)	–	–	(343)
Treasury shares purchased	–	–	–	–	290	(14,100)	(14,100)
Treasury shares retired	(290)	(3)	(14,097)	–	(290)	14,100	–
December 31, 2010	14,616	$146	$188,779	$1,462	4,852	$(99,028)	$91,359

____________________

(1) Other Comprehensive Income	Year Ended December 31,
	2010	2009	2008
Net income	$67,416	$55,138	$60,172

Other comprehensive income, net of tax:
Unrealized foreign currency translation adjustment	(126)	1,535	(2,028)
Reclassification adjustment for realized foreign currency translation
gains included in net income	(97)	–	–
	(223)	1,535	(2,028)

Unrealized (losses) gains on investments during period	(77)	656	21
Reclassification adjustment for realized (gains) losses included in net income	(43)	(226)	26
	(120)	430	47

Other comprehensive (loss) income, net of income taxes of $478, $301
and $25 in 2010,2009 and 2008, respectively	(343)	1,965	(1,981)
Comprehensive income	$67,073	$57,103	$58,191

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Except for per share amounts, dollar amounts in tables are in thousands unless otherwise indicated)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations
     Pre-Paid Legal Services, Inc. (the “Parent”) and subsidiaries (collectively, the “Company”) develop and market legal service plans (referred to as “Memberships”). The Memberships sold by us allow members to access legal services through a network of independent law firms (“provider law firms”) under contract with us. We offer our Identity Theft Shield to new and existing members at $9.95 - $12.95 per month if added to a legal service Membership or it may be purchased separately for $12.95 - $15.95 per month. The provider of the Identity Theft Shield benefits and the Provider law firms are paid a fixed fee on a capitated basis to render services to plan members residing within their designated geographic region. Because the fixed fee payments by us to benefit providers do not vary based on the type and amount of benefits utilized by the member, this capitated arrangement provides significant advantages to us in managing claims risk. At December 31, 2010, Memberships subject to the capitated benefit provider arrangement comprised approximately 99% of our active Memberships. The remaining Memberships, less than 1%, were primarily sold prior to 1987 and allow members to locate their own lawyer to provide legal services available under the Membership with the member’s lawyer being reimbursed for services rendered based on usual, reasonable and customary fees. Memberships are generally guaranteed renewable and Membership fees are principally collected on a monthly basis, although approximately 5% of Members have elected to pay their fees in advance on an annual or semi-annual basis. At December 31, 2010, we had 1,473,237 Memberships in force with members in all 50 states, the District of Columbia and the Canadian provinces of Ontario, British Columbia, Alberta and Manitoba. Approximately 90% of the Memberships were in 29 states and provinces. The Memberships are marketed by an independent sales force referred to as “associates.”

     Basis of Presentation
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) which vary in some respects from statutory accounting principles used when reporting to state insurance regulatory authorities.

     Principles of Consolidation
     The consolidated financial statements include our accounts and our wholly owned subsidiaries. Our primary subsidiaries include Pre-Paid Legal Casualty, Inc. (“PPLCI”), Legal Service Plans of Virginia (“LSPV”) and Pre-Paid Legal Services, Inc. of Florida (“PPLSIF”). All significant intercompany accounts and transactions have been eliminated.

     Foreign Currency Translation
     The financial results of our Canadian operations are measured in local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year.

     Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include our member and associate revenue and cost deferrals, commissions to associates, incentive awards accrual, income tax accruals, legal contingencies accrual and the fair value of our financial instruments.

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

     Property and Equipment
     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the related assets or the period of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred and renewals and betterments are capitalized. Interest cost incurred during the construction period of major facilities is capitalized. The capitalized interest is recognized as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

     Revenue recognition - Membership and Associate Fees
     Our principal revenues are derived from Membership fees, most of which are collected on a monthly basis. Memberships are generally guaranteed renewable and non-cancelable except for fraud, non-payment of Membership fees or upon written request. Membership fees are recognized in income ratably over the related service period in accordance with Membership terms, which generally require the holder of the Membership to remit fees on an annual, semi-annual or monthly basis. Approximately 95% of members remit their Membership fees on a monthly basis. Approximately 70% of our Membership fees are paid in advance and, therefore, are deferred and recognized over their respective periods.

     We also charge new members, who are not part of an employee group, a $10 enrollment fee. This enrollment fee and related incremental direct and origination costs of $10 for 2010, 2009 and 2008 are deferred and recognized in income over the estimated life of a Membership in accordance with FASB ASC Section 605, Revenue Recognition. We compute the expected Membership life using more than 25 years of actuarial data. At December 31, 2010, we computed the expected Membership life to be approximately three years. If the expected Membership life were to change significantly, which management does not expect in the short term, the deferred Membership enrollment fee and related costs would be recognized over a longer or shorter period.

     We derive revenues from services provided to our marketing sales force primarily from a one-time non-refundable enrollment fee from each new sales associate for which we provide initial sales and marketing supplies and enrollment services to the associate. Average enrollment fees paid by new sales associates were $75, $87 and $72 for 2010, 2009 and 2008, respectively. Revenue from, and costs of, the initial sales and marketing supplies (approximately $15) are recognized when the materials are delivered to the associates. The remaining revenues and related incremental direct and origination costs are deferred and recognized over the estimated average active service period of associates which at December 31, 2010 is estimated to be approximately five months, unchanged from year end 2009. Management estimates the active service period of an associate periodically based on the average number of months an associate produces new Memberships including those associates that fail to write any Memberships. If the active service period of associates changes significantly, which management does not expect in the short term, the deferred revenue and related costs would be recognized over the new estimated active service period.

     Associate services revenue also includes revenue recognized on the sale of marketing supplies and promotional material to associates and includes fees related to our eService program for associates. The eService program provides subscribers Internet based back office support such as reports, on-line documents, tools, a personal e-mail account and multiple personalized web sites with “flash” movie presentations. eService fees are recognized in income ratably over the related service period in accordance with subscribers terms, which generally require the eService subscriber to remit fees on an annual or monthly basis. Revenue from the sale of marketing supplies and promotional material is recognized at the time of shipment.

     Member and Associate Costs
     Deferred costs represent the incremental direct and origination costs we incur in enrolling new members and new associates and that portion of payments made to provider law firms and associate commissions related to the deferred revenue discussed above. Deferred costs for enrolling new members include the cost of the Membership kit and salary and benefit costs for employees who process Membership enrollments. Deferred costs for enrolling new associates include training and success bonuses paid to individuals involved in recruiting the associate and salary and benefit costs of employees who process associate enrollments. Such costs are deferred to the extent of the lesser of actual costs incurred or the amount of the related fee charged for such services. Deferred costs are amortized to expense over the same period as the related deferred revenue. Deferred costs that will be recognized within one year of the balance sheet date are classified as current and all remaining deferred costs are considered noncurrent. Associate related costs are reflected as associate services and direct marketing, and are expensed as incurred if not related to the deferred revenue discussed above. These costs include providing materials and services to associates, associate introduction kits, the associate incentive program, group marketing and marketing services departments (including costs of related travel, marketing events, leadership summits and international sales convention). Shipping and handling costs of $1.9 million, $2.1 million and $1.7 million in 2010, 2009 and 2008, respectively, are primarily included in Associate services and direct marketing costs.

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

     We and our subsidiaries are subject to U.S. Federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Our 2007 – 2010 U.S. federal income tax returns remain open to examination by the Internal Revenue Service (IRS) with 2008 and 2009 under current examination. Our state and local income tax returns for years 2007 through 2010 remain open to examination by the state and local taxing authorities. Canadian income tax returns for 2006 - 2010 are open to examination. The IRS examined our U.S. federal income tax return for 2006 resulting in an amendment of years 2006 – 2008 for a State tax accrual deducted in 2006 but was not allowed until 2008, when the related payment was made.

     We recognize interest and/or penalties related to income tax matters in general and administrative expenses.

     Commissions to Associates
     Prior to March 1, 2002, we had a level Membership commission schedule of approximately 27% of Membership fees and advanced the equivalent of up to three years of commissions on new Membership sales. Effective March 1, 2002, and in order to offer additional incentives for increased Membership retention rates, we returned to a differential commission structure with rates of approximately 80% of first year Membership fees on new Memberships written and variable renewal commission rates ranging from five to 25% per annum based on the 12 month Membership retention rate of the associate’s sales organization. Beginning in August 2003, we allowed the associate to choose between the level commission structure and up to three-year commission advance or the differential commission structure with a one-year commission advance.

     We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our advance commission expenses are recorded in the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. Associates must qualify for advance commissions by writing at least three Memberships. Renewal commissions are recognized as earned after the advance commission and any chargebacks have been recovered.

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

     Incentive awards accrual
     Associates can earn the right to attend an annual incentive trip by meeting monthly qualification requirements for the entire calendar year and maintaining certain personal retention rates for the Memberships sold during the calendar year. Associates can also earn the right to receive additional monthly bonuses by meeting the monthly qualification requirements for twelve consecutive months and maintaining certain personal retention rates for the Memberships sold during that twelve-month period. The incentive awards accrual at any date is estimated based on an evaluation of the existing associates that have met the monthly qualifications, any changes to the monthly qualification requirements, the estimated cost for each incentive earned and the number of associates that have historically met the personal retention rates. Changes to any of these assumptions would directly affect the amount accrued, but we do not expect any of the significant trends affecting this account to change significantly in the near term.

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

     Treasury Stock
     We immediately retire all our treasury stock purchases at cost for all shares purchased with borrowed funds and for all other shares purchased since March 2002. We retired, at cost, 289,675, 1,354,183 and 1,053,614 shares of common stock during 2010, 2009 and 2008, respectively.

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

     In January 2010, the Financial Accounting Standards Board issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2010 and 2009.

      Note 2 - Investments

      A summary of the amortized cost, unrealized gains and losses and fair values of our investments at December 31, 2010 and 2009 follows:

	December 31, 2010
	Amortized	Gross Unrealized		Fair
Available-for-Sale and pledged investments	Cost	Gains	Losses	Value
U.S. Government obligations	$85	$–	$–	$85
Corporate obligations	338	83	–	421
Obligations of state and political subdivisions	21,734	1,031	(171)	22,594
Auction Rate Certificates	300	–	–	300
Certificates of deposit	4,274	–	–	4,274
Total	$26,731	$1,114	$(171)	$27,674

	December 31, 2009
	Amortized	Gross Unrealized		Fair
Available-for-Sale and pledged investments	Cost	Gains	Losses	Value
U.S. Government obligations	$85	$–	$–	$85
Corporate obligations	344	72	–	416
Obligations of state and political subdivisions	20,895	1,101	(4)	21,992
Auction Rate Certificates	325	–	(29)	296
Certificates of deposit	4,911	–	–	4,911
Total	$26,560	$1,173	$(33)	$27,700

     In determining whether declines in the fair value of available-for-sale securities below their cost are other than temporary, management considers the financial condition of the issuer, causes for the decline in fair value (i.e., interest rate fluctuations or declines in creditworthiness) and severity and duration of the decline, among other things. At December 31, 2010, none of our 250 securities (primarily municipal securities) had unrealized losses in four consecutive quarters.

     The contractual maturities of our available-for-sale investments in debt securities and certificates of deposit at December 31, 2010 by maturity date follows:

	Amortized	Fair
	Cost	Value
One year or less	$4,734	$4,820
Two years through five years	5,531	5,846
Six years through ten years	9,767	10,136
More than ten years	6,699	6,872
Total	$26,731	$27,674

     Our investment securities are included in the accompanying consolidated balance sheets at December 31, 2010 and 2009 as follows:

	December 31,
	2010	2009
Available-for-sale investments (current)	$2,812	$2,959
Available-for-sale investments (non-current)	20,401	20,529
Investments pledged	4,461	4,212
Total	$27,674	$27,700

     We are required to pledge investments to various state insurance departments as a condition to obtaining authority to do business in certain states. The fair value of investments pledged to state regulatory agencies is as follows:

	December 31,
	2010	2009
Certificates of deposit	$2,058	$2,055
Obligations of state and political subdivisions	2,318	2,072
U. S. Government obligations	85	85
Total	$4,461	$4,212

     Proceeds from sales of investments during 2010, 2009 and 2008 were $4.2, $25.7 million and $14.4 million, respectively, and resulted in gross realized gains of $71,000, $425,000 and $109,000 and gross realized losses of $0, $54,000 and $72,000, respectively.

Note 3 - Property and Equipment

     Property and equipment is comprised of the following:

	Estimated	December 31,
	Useful Life	2010	2009
Equipment, furniture and fixtures	3-10 years	$49,417	$47,719
Computer software	3 years	18,499	17,621
Buildings	20-40 years	39,450	39,450
Automotive and aviation equipment	3-10 years	14,048	14,142
Land	N/A	445	445
		121,859	119,377
Accumulated depreciation		(77,833)	(70,277)
Property and equipment, net		$44,026	$49,100

     As of December 31, 2010 and 2009, capitalized interest of $706,000 was included in the cost of the building. No interest was capitalized during 2010, 2009 or 2008.

Note 4 – Other Assets, Current

     Other Assets, current, are comprised of the following:

	December 31,
	2010	2009
Prepaid Canadian income taxes	$1,150	$3,089
Other prepaid expenses, current portion	2,426	1,976
Accrued interest receivable	351	363
Other	372	695
Total	$4,299	$6,123

Note 5 – Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2010	2009
Accounts payable	$3,685	$3,550
Commissions	–	3,880
Marketing bonuses payable	2,635	3,518
Incentive awards accrual	2,530	2,476
Other	4,880	5,825
Total	$13,730	$19,249

Note 6 – Notes Payable

     During 2006, we received $80 million of senior, secured financing (the “Senior Loan”) from Wells Fargo Foothill, Inc. (“Wells Fargo”) consisting of a $75 million five year term loan facility (the “Term Facility”) and a $5 million five year revolving credit facility (the “Revolving Facility”). After payment of an origination fee of 1%, lender costs and retirement of $15.3 million of existing bank indebtedness, the net proceeds of the Term Facility we received were $58.8 million and were used to purchase treasury stock. During the 2010 fourth quarter, we fully retired all outstanding borrowings under both facilities without penalty and expensed $15,000 reflecting the unamortized debt origination costs at the time of debt retirement.

     Our $20 million real estate loan was fully funded in 2002 to finance our new headquarters building in Ada, Oklahoma and had a final maturity of August 2011. This loan, with interest at the 30-day LIBOR rate plus 150 basis points adjusted monthly, was secured by a mortgage on our headquarters and was fully retired during the 2010 fourth quarter without penalty.

     During 2007, we entered into a term loan agreement with Wells Fargo Equipment Finance, Inc. to refinance $9.6 million indebtedness related to our aircraft. This loan, with interest at the 30-day LIBOR rate plus 89 basis points adjusted monthly, was secured by a mortgage on the aircraft and engines. This loan was fully retired during the 2010 fourth quarter without penalty.

Note 7 - Income Taxes

     The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current	$46,810	$35,997	$36,840
Deferred	(2,473)	(460)	385
Total provision for income taxes	$44,337	$35,537	$37,225

     A reconciliation of the statutory Federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Tax exempt interest	(.2)	(.5)	(.6)
Wage tax credits	(.2)	(.3)	(.3)
State income tax expense, net	4.8	4.7	4.0
Other	.3	.3	.1
Effective income tax rate	39.7%	39.2%	38.2%

     Deferred tax liabilities and assets at December 31, 2010 and 2009 are comprised of the following:

	December 31,
	2010	2009
Deferred tax liabilities relating to:
Deferred member and associate service costs	$6,371	$7,074
Property and equipment	8,002	8,710
Unrealized investment and foreign
currency exchange gains	935	457
Total deferred tax liabilities	15,308	16,241
Deferred tax assets relating to:
Expenses not yet deducted for tax purposes	5,644	4,318
Deferred revenue and fees	11,624	11,875
Other	–	13
Total deferred tax assets	17,268	16,206
Net deferred tax asset (liability)	$1,960	$(35)

     Our deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2010 and 2009 as follows.

	December 31,
	2010	2009
Deferred income taxes (current asset)	$6,319	$5,370
Deferred income taxes (non-current liability)	(4,359)	(5,405)
Net deferred tax asset (liability)	$1,960	$(35)

     A significant portion of the deferred tax assets recognized relate to deferred revenue and fees. A valuation allowance was not recorded since we believe that there is sufficient positive evidence to support our conclusion not to record a valuation allowance. We believe that we will realize the tax benefit of these deferred tax assets in the future because of our reversing deferred tax liabilities and history of taxable income. However, there can be no assurance that we will generate taxable income or that all of our deferred tax assets will be utilized.

Note 8 - Stockholders’ Equity

     We announced on April 6, 1999, a treasury stock purchase program authorizing management to acquire up to 500,000 shares of our common stock. The Board of Directors has increased such authorization from 500,000 shares to 16 million shares during subsequent board meetings. At December 31, 2010, we had purchased 15.4 million treasury shares under these authorizations for a total consideration of $472.0 million, an average price of $30.67 per share. We purchased and formally retired 289,675 shares of our common stock during 2010 for $14.1 million, or an average price of $48.68 per share, reducing our common stock by $3 and our retained earnings by $14.1 million. At December 31, 2010 and 2009, we had 9.8 million and 10.1 million common shares outstanding, respectively, net of treasury shares. Given the current interest rate environment, the nature of other investments available and our expected cash flows, we believe that purchasing treasury shares enhances shareholder value and may seek alternative sources of financing to continue or accelerate the program. Any additional treasury stock purchases will be made at prices that we consider attractive and at such times, that we believe will not unduly affect our liquidity.

     The payment of dividends by PPLCI is restricted under the Oklahoma Insurance Code to available surplus funds derived from realized net profits and requires the approval of the Oklahoma Insurance Commissioner for any dividend representing more than the greater of 10% of such accumulated available surplus or the previous years’ net profits. Additionally, in one of its operating states, PPLCI must meet a premium to surplus ratio of 3:1. PPLCI also computes an analysis of its capital under a risk based capital formula prescribed by statutory accounting regulations and must maintain sufficient capital above amounts otherwise required by the various state insurance departments to meet the adjusted capital requirements. Dividends by LSPV have a similar restriction pursuant to requirements to meet risk based capital levels. During 2010, PPLCI declared and, after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $8.7 million compared to the $6.7 million dividend paid to us during 2009. During 2010, LSPV paid us an ordinary dividend of $1.9 million compared to $1.8 million during 2009. At December 31, 2010, the amount of restricted net assets of consolidated subsidiaries was $25.1 million, representing amounts that may not be paid to us as dividends either under the applicable regulations or without regulatory approval.

Note 9 – Other Expenses, net

     The components of other expenses, net are as follows:

	Year Ended December 31,
	2010	2009	2008
Depreciation and amortization	$7,650	$8,187	$8,756
Premium taxes	1,774	1,765	1,776
Interest expense	549	1,173	4,221
Litigation settlements and change in litigation accrual	(141)	(450)	906
Interest income	(1,947)	(2,117)	(2,246)
Total Other expenses, net	$7,885	$8,558	$13,413

Note 10 - Comprehensive Income

     Comprehensive income is comprised of two subsets - net income and other comprehensive income. Included in other comprehensive income for us are foreign currency translation adjustments and unrealized gains on investments. These items are accumulated within the Statements of Changes in Stockholders’ Equity and Other Comprehensive Income under the caption “Accumulated OCI.” As of December 31, accumulated other comprehensive income, as reflected in the Consolidated Statements of Changes in Stockholders’ Equity, was comprised of the following:

	2010	2009
Foreign currency translation adjustments, net of income
taxes of $567 and $0	$887	$1,110
Unrealized gains on investments, net of income taxes
of $368 and $457	575	695
Accumulated other comprehensive income	$1,462	$1,805

Note 11 - Related Party Transactions

     As part of the share repurchase program described previously, we may from time to time make such purchases from related parties. The table below reflects all such transactions during 2010, 2009 and 2008:

Transaction	No. of		Transaction		Acquired
Date	shares	Price	Amount	Basis of Price	From	Relationship
8/25/2008	6,500	$44.39	$288,535	Prior day close	Randy Harp	co-CEO, President and COO
8/25/2008	2,000	44.39	88,780	Prior day close	Steve Williamson	Chief Financial Officer
12/8/2008	150,000	35.08	5,262,000	Negotiated	Idoya Partners	Partnership jointly managed by
				below closing		Director Thomas W. Smith and
				price		others
1/30/2009	200,000	33.57	6,714,000	Negotiated	Idoya Partners	Partnership jointly managed by
				below closing		Director Thomas W. Smith and
				price		others

     We have also made at-market share purchases of 47,220, 37,124 and 35,064 shares during 2010, 2009 and 2008, respectively, from the Associate Investment Club, a plan that we administer that is designed to provide our sales associates a convenient and economical way to purchase shares of our stock. Additionally, we have purchased 13,585, 10,825 and 8,692 shares during 2010, 2009 and 2008, respectively, from our 401(k) plan.

Note 12 – Leases

     At December 31, 2010, we were committed under noncancelable operating and capital leases, principally for buildings and equipment. Aggregate rental expense under all operating leases was $144,000, $133,000 and $122,000 in 2010, 2009 and 2008, respectively.

     Future commitments commencing January 2011 related to noncancelable operating leases are as follows:

Year Ended December 31,
2011	$140
2012	85
2013	54
2014	27
2015	27
Thereafter	180
Total operating lease commitments	$513

     Future minimum lease payments commencing in January 2011 related to capital leases are as follows:

Year Ended December 31,
2011	$81
2012	81
2013	81
2014	81
2015	81
Thereafter	1,163
Total minimum lease payments	1,568
Less: Imputed interest	(683)
Present value of net minimum lease payments	885
Less: Current portion	(27)
Noncurrent portion of capital leases payable	$858

     We have entered into capital leases to acquire equipment and buildings that expire at various dates through 2033. The capital lease assets are included in property and equipment as follows at December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009
Equipment, furniture and fixtures	$1,175	$1,175
Buildings and improvements	314	314
	1,489	1,489
Less: accumulated amortization	(528)	(340)
Net capital lease assets	$961	$1,149

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

     We are the subject of an informal inquiry by the SEC. This inquiry is a fact-finding inquiry and does not mean that the SEC has reached any conclusions. On October 5, 2009, we received a subpoena from the Division of Enforcement of the SEC. The subpoena required us to produce a variety of documents pertaining to our treasury stock repurchase program; our Affirmative Defense Response System program and other marketing practices; membership statistical information; segment reporting; the Federal Trade Commission contingency disclosure; and other operational practices. On April 13, 2010 we received an additional subpoena requesting information relating to certain membership information, member complaints about provider law firms, our efforts to achieve compliance with the payment card industry requirements, the resignation of Harland C. Stonecipher as Chief Executive Officer and the resignation of Tom Smith as a director. On July 9, 2010 we received an additional subpoena requesting information related to prior subpoenas and our production of documents to the SEC. Since that time, we continue to respond to requests to clarify prior productions. We continue to cooperate with the staff of the SEC and expect to continue to do so. We are not able to predict what the outcome of this inquiry may be or when it will be resolved.

     On February 8, 2011, a putative shareholder class action complaint was filed in the Oklahoma District Court of Oklahoma County by Andrew D. McMullan and James E. McCurdy, individually and on behalf of all others similarly situated, against us and each member of our board of directors. The complaint generally alleges that the directors breached their fiduciary duties to the shareholders by agreeing to sell the Company pursuant to an unfair process and at an unfair price. The complaint alleges that the directors breached their fiduciary duties of care, loyalty, candor, good faith and independence and have acted to put their personal interests ahead of the interests of our shareholders. The complaint also alleges that we aided and abetted such breaches. The complaint seeks injunctive relief, rescission of any barriers to the maximization of shareholder value and attorneys’ fees. The ultimate outcome of this matter is not determinable but we will vigorously defend our interests in this matter.

     On February 11, 2011, a putative shareholder class action complaint was filed in the Oklahoma District Court of Pontotoc County by Czar Fredrik D. Reyes, individually and on behalf of all others similarly situated, against us, each member of our board of directors, and MidOcean PPL Holdings Corp., and PPL Acquisition Corp. The complaint generally alleges that our directors breached their fiduciary duties to the shareholders by agreeing to sell the Company pursuant to an unfair process and at an unfair price. The complaint alleges that the directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing, and that Pre-Paid and MidOcean have aided and abetted such breaches. The complaint also alleges that we agreed to onerous and preclusive deal protection devices as part of the merger, including a no solicitation provision. The complaint seeks injunctive relief, damages and costs of the action, including attorneys’ fees. The ultimate outcome of this matter is not determinable but we will vigorously defend our interests in this matter.

     We are a defendant in various other legal proceedings that are routine and incidental to our business. We will vigorously defend our interests in all proceedings in which we are named as a defendant. We also receive periodic complaints or requests for information from various state and federal agencies relating to our business or the activities of our marketing force. We promptly respond to any such matters and provide any information requested. While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these proceedings will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the claims and have not established an accrued liability for any estimated damages in connection with these various cases. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

     Canadian taxing authorities challenged portions of our commission and general and administrative deductions for tax years 1999 - 2002 and had tax assessments that aggregate $5.7 million. During 2007, we reached a settlement with Canadian taxing authorities regarding the general and administrative deductions that allowed us to claim a deduction on the Canadian tax return for over 70% of these items. This settlement offer allowed us to amend our U.S. federal tax returns and deduct the remaining 30% of these items. The Canadian and U.S. tax returns were amended to reflect the changes in our general and administrative expense and credits/refunds for the associated taxes, penalty and interest. During October 2010, we reached a settlement with Canadian taxing authorities which allows a deduction for substantially all commissions paid during years 1999 – 2002 in those tax years. We believe this settlement provides a basis for the full deduction of commissions when paid for tax years 2003 forward. During December 2010 we received $3.5 million from Canada Revenue Agency and as of December 31, 2010 we have $1.2 million receivable recorded in other current assets on the balance sheet for amounts due from the Ontario Ministry of Revenue for previously paid tax, penalty and interest for tax years 1999 through 2002. As a result of this settlement we recorded interest income of $846,000, reversed previously accrued interest expense of $191,000 and reversed previously accrued penalty of $13,000.

Note 14 - Stock Options, Stock Ownership Plan and Benefit Plan

     We have a stock option plan (the “Plan”) under which the Board of Directors (the “Board”) or our Stock Option Committee (the “Committee”) may grant options to purchase shares of our common stock. The Plan permits the granting of options to our directors, officers and employees to purchase our common stock at not less than the fair value at the time the options are granted. The Plan provides for option grants to acquire up to 3,000,000 shares and permits the granting of incentive stock options as defined under Section 422 of the Internal Revenue Code at an exercise price for each option equal to the market price of our common stock on the date of the grant and a maximum term of 10 years. Options not qualifying as incentive stock options under the Plan have a maximum term of 15 years. The Board or Committee determines vesting of options granted under the Plan. No options may be granted under the Plan after December 12, 2012. We have not granted options under the Plan since March 2004.

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

     Also included below are stock options that were issued to our Regional Vice Presidents (“RVPs”) in order to encourage stock ownership by our RVPs and to increase the proprietary interest of such persons in our growth and financial success. These options have been granted periodically to RVPs since 1996. Options were granted at fair market value at the date of the grant and were generally immediately exercisable for a period of three years or within 90 days of termination, whichever occurs first. There we no options granted to RVPs during 2010, 2009 or 2008.

     A summary of the status of our total stock option activity as of December 31, 2010, 2009 and 2008, and for the years ended on those dates is presented below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	38,000	$19.20	42,500	$19.70	58,500	$20.08
Granted	–	–	–	–	–	–
Exercised	(1,700)	19.20	(4,500)	23.93	(16,000)	21.09
Terminated	–	–	–	–	–	–
Outstanding at end of year	36,300	$19.20	38,000	$19.20	42,500	$19.70
Options exercisable at year end	36,300	$19.20	38,000	$19.20	42,500	$19.70
Aggregate intrinsic value of outstanding options	$1,490		$831		$748
Intrinsic value of options exercised	$68		$40		$398

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

		Weighted Average
	Number	Remaining	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price
$19.20	36,300	0.16	$19.20

     During 1988, we adopted an employee stock ownership plan. Under the plan, employees may elect to defer a portion of their compensation by making contributions to the plan. Prior to December 31, 2006, up to seventy-five percent of the contributions made by employees were used to purchase Company common stock with the remaining twenty-five percent allocated to other investment options within the plan. For plan years beginning after December 31, 2006, the plan allows participants to move any portion of their account that is invested in our stock from that investment into other investment alternatives under the plan. At our option, we may make matching contributions to the plan in cash, and recorded expense of $531,000, $512,000 and $544,000 for 2010, 2009 and 2008, respectively.

     In November 2002, we adopted a deferred compensation plan, which permits executive officers and key employees to defer receipt of a portion of their compensation. Deferred amounts accrue hypothetical returns based upon investment options selected by the participant. We have amended the deferred compensation plan, effective January 1, 2009, to comply with new provisions of Section 409A of the Internal Revenue Code. Deferred amounts are paid in cash based on the value of the investment option and are generally payable following termination of employment in a lump sum or in installments as elected by the participant, but the plan provides for financial hardship distributions, distributions in the event of total disability or death and distributions upon a change in control. The plan also provides for a death benefit for each participant in varying amounts from one times base salary up to $500,000. Although the plan is unfunded and represents an unsecured liability of ours to the participants, we have purchased variable life insurance policies owned by us to insure the lives of the group of participants and to finance our obligations under the plan. As of December 31, 2010 and 2009, we had an aggregate deferred compensation liability of $11.4 million and $9.2 million, respectively, which is included in other non-current liabilities. At December 31, 2010 and 2009, the cash value of the underlying insurance policies owned by us was $10.2 million and $8.3 million, respectively, and was included in other assets.

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

	Year Ended
	December 31,
Basic Earnings Per Share:	2010	2009	2008
Earnings:
Income	$67,416	$55,138	$60,172

Shares:
Weighted average shares outstanding	9,907	10,918	11,916

Diluted Earnings Per Share:
Earnings:
Income	$67,416	$55,138	$60,172

Shares:
Weighted average shares outstanding	9,907	10,918	11,916
Assumed exercise of options	14	14	18
Weighted average number of shares, as adjusted	9,921	10,932	11,934

     Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded from the diluted earnings per share calculation for the years ended December 31, 2010, 2009 and 2008.

Note 16 - Selected Quarterly Financial Data (Unaudited)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2010 and 2009.

Selected Quarterly Financial Data(1)
(In thousands, except per share amounts)

	1st	2nd	3rd	4th
2010	Quarter	Quarter	Quarter	Quarter
Revenues	$116,231	$114,130	$112,055	$111,520
Net income	18,786	16,486	15,867	16,277
Basic income per common share - Net Income	$1.87	$1.65	$1.61	$1.67
Diluted income per common share - Net Income	$1.87	$1.65	$1.61	$1.66

	1st	2nd	3rd	4th
2009	Quarter	Quarter	Quarter	Quarter
Revenues	$113,120	$112,393	$113,947	$119,017
Net income	17,101	15,791	10,831	11,415
Basic income per common share - Net Income	$1.53	$1.44	$.99	$1.08
Diluted income per common share - Net Income	$1.52	$1.44	$.99	$1.08
____________________

(1)	The sum of EPS for the four quarters may differ from the annual EPS due to rounding and the required method of computing weighted average number of shares in the respective periods.

Note 17 - Segment Information

     We operate a consistent business model, marketing Memberships to our customers in the United States and four Canadian provinces. We maintain regional geographic management to facilitate local execution of our marketing strategies. However, the most significant performance evaluations and resource allocations made by our chief operating decision makers are made on a global basis. As such, we have concluded that we maintain one operating and reportable segment. Substantially all of our business is currently conducted in the United States. Revenues from our Canadian operations for 2010, 2009 and 2008 were $10.9 million, $8.7 million and $8.7 million, respectively. We have no significant long-lived assets located in Canada.

Note 18 – Fair Value Measurement

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

     The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009 by level within the fair value hierarchy:

Investments	December 31,
Fair Value Measurements Using:	2010	2009
Level 1 inputs	$–	$–
Level 2 inputs:
Obligations of state and political subdivisions	22,594	21,992
Certificates of deposit	4,274	4,911
Other	806	797
	27,674	27,700
Level 3 inputs	–	–
Total	$27,674	$27,700

     For securities without a readily ascertainable market value (Level 2), we utilize pricing services. Our pricing service’s multi-dimensional relational model evaluations are based on market data. Our pricing service utilizes evaluated pricing models that vary by asset class. Because many fixed income securities do not trade on a daily basis, our pricing service’s evaluated pricing applications apply available information as applicable through processes such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and offers. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.

     Our financial instruments consist primarily of cash, certificates of deposit, short-term investments, debt securities, Membership fees receivable, Membership benefits payable, notes payable and accounts payable and accrued expenses. Fair value estimates have been determined by us, using available market information and appropriate valuation methodologies. The carrying value of cash, certificates of deposit, Membership fees receivable, Membership benefits payable and accounts payable and accrued expenses are considered to be representative of their respective fair value, due to the short-term nature of these instruments. The carrying value of notes payable is considered to be representative of their respective fair values, due to the variable interest rate feature of such notes. The fair value disclosures relating to our investment securities are presented above.

Note 19 – Subsequent Events

     We announced that we entered into a definitive merger agreement on January 30, 2011, with MidOcean PPL Holdings Corp. and PPL Acquisition Corp., both newly created entities formed by MidOcean Partners, a New York based private equity firm (“Parent”). The merger agreement provides that Parent will acquire all of the outstanding shares of Pre-Paid for a cash payment of $66.50 per share, or approximately $650 million in the aggregate. The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including receipt of shareholder and regulatory approvals. We currently anticipate consummating the transaction on or before July 31, 2011. Upon completion of the transaction, Pre-Paid will become a privately held company and its common stock will no longer be traded on the NYSE. There can be no assurance that the merger will occur, or will occur on the timetable contemplated hereby.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Controls and Procedures

     Our principal executive officers (co-Chief Executive Officers) and principal financial officer (Chief Financial Officer) have evaluated our disclosure controls and procedures as of December 31, 2010, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (15 U.S.C. § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including the principal executive officers and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

     The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

     The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

     During the fourth quarter of 2010, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Certifications

     Our Chief Executive Officers and Chief Financial Officer have completed the certifications required to be filed as an Exhibit to this Report (See Exhibits 31.1 and 31.2) relating to the design of our disclosure controls and procedures and the design of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10 through 14 of Form 10-K are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1)	Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 50 of this report.

(2)	Exhibits: For a list of the documents filed as exhibits to this report, see the Exhibit Index following the signatures to this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRE-PAID LEGAL SERVICES, INC.

Date: February 28, 2011	By:	/s/ Randy Harp
Randy Harp
co-Chief Executive Officer,
President and Chief Operating
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Randy Harp	co-Chief Executive Officer,	February 28, 2011
Randy Harp	President
and Chief Operating Officer
(co-Principal Executive Officer)

/s/ Mark Brown	co-Chief Executive Officer,	February 28, 2011
Mark Brown	Senior Vice
President and Chief Marketing
Officer (co-Principal Executive
Officer)

/s/ Steve Williamson	Chief Financial Officer	February 28, 2011
Steve Williamson	(Principal Financial and
Accounting Officer)

/s/ Harland C. Stonecipher	Chairman of the Board of	February 28, 2011
Harland C. Stonecipher	Directors

/s/ Orland G. Aldridge	Director	February 28, 2011
Orland G. Aldridge

/s/ Martin H. Belsky	Director	February 28, 2011
Martin H. Belsky

/s/ Peter K. Grunebaum	Director	February 28, 2011
Peter K. Grunebaum

/s/ John W. Hail	Director	February 28, 2011
John W. Hail

/s/ Duke R. Ligon	Director	February 28, 2011
Duke R. Ligon

PRE-PAID LEGAL SERVICES, INC AND SUBSIDIARIES
Schedule I – Condensed Financial Information of the Registrant

PRE-PAID LEGAL SERVICES, INC. (Parent Company)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
BALANCE SHEETS
(Amounts in 000’s)

ASSETS
	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$39,290	$23,365
Membership fees receivable	4,939	4,936
Inventories	1,197	1,266
Refundable income taxes	–	1,330
Deferred member and associate service costs	12,897	14,742
Other assets	2,840	2,718
Total current assets	61,163	48,357
Available-for-sale investments, at fair value	320	324
Investments pledged	341	345
Property and equipment, net	43,488	48,532
Investments in and amounts due to/from subsidiaries, net	49,600	52,394
Deferred member and associate service costs	1,840	1,894
Other assets	11,431	9,735
Total assets	$168,183	$161,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Membership benefits payable	$10,750	$11,549
Deferred revenue and fees	23,425	24,065
Current portion of capital leases payable	27	245
Current portion of notes payable	–	23,241
Income taxes payable	2,513	–
Accounts payable and accrued expenses	12,970	17,922
Total current liabilities	49,685	77,022
Capital leases payable	858	886
Notes payable	–	19,010
Deferred revenue and fees	1,721	1,751
Deferred income taxes	13,119	15,395
Other non-current liabilities	11,441	9,190
Total liabilities	76,824	123,254
Stockholders’ equity:
Common stock	146	149
Retained earnings	188,779	135,401
Accumulated other comprehensive income	1,462	1,805
Treasury stock, at cost	(99,028)	(99,028)
Total stockholders’ equity	91,359	38,327
Total liabilities and stockholders’ equity	$168,183	$161,581

See accompanying notes to condensed financial statements.

PRE-PAID LEGAL SERVICES, INC. (Parent Company)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
STATEMENTS OF INCOME
(Amounts in 000’s)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Membership fees	$326,722	$327,826	$332,772
Associate services	26,008	27,773	23,266
Other	2,618	2,853	3,276
	355,348	358,452	359,314
Costs and expenses:
Membership benefits	108,677	111,367	114,624
Commissions	89,531	104,870	98,857
Associate services and direct marketing	26,601	31,717	23,484
General and administrative	34,261	33,208	33,236
Other, net	8,067	7,851	12,427
	267,137	289,013	282,628
Income before income taxes and equity in net income of subsidiaries	88,211	69,439	76,686
Provision for income taxes	35,210	27,663	29,049
Income before equity in net income of subsidiaries	53,001	41,776	47,637
Equity in net income of subsidiaries	14,415	13,362	12,535
Net income	$67,416	$55,138	$60,172

See accompanying notes to condensed financial statements.

PRE-PAID LEGAL SERVICES, INC. (Parent Company)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
STATEMENTS OF CASH FLOWS
(Amounts in 000’s)

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$75,147	$63,026	$71,600

Cash flows from investing activities:
Additions to property and equipment	(2,572)	(3,396)	(5,170)
Purchases of investments – available-for-sale	(112)	(101)	(61,774)
Maturities and sales of investments – available-for-sale	–	12,642	53,387
Net cash (used in) provided by investing activities	(2,684)	9,145	(13,557)

Cash flows from financing activities:
Proceeds from exercise of stock options	33	108	338
Tax benefit on exercise of stock options	26	14	156
Decrease in capital lease obligations	(246)	(249)	(22)
Purchases of treasury stock	(14,100)	(50,705)	(44,717)
Proceeds from issuance of debt	–	5,000	10,000
Repayments of debt	(42,251)	(22,408)	(24,074)
Net cash used in financing activities	(56,538)	(68,240)	(58,319)
Net increase (decrease) in cash and cash equivalents	15,925	3,931	(276)
Cash and cash equivalents at beginning of year	23,365	19,434	19,710
Cash and cash equivalents at end of year	$39,290	$23,365	$19,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$743	$1,172	$4,074
Cash paid for income taxes	$34,655	$29,940	$35,029
Non-cash activities – capital lease obligation incurred	$–	$446	$–

See accompanying notes to condensed financial statements.

PRE-PAID LEGAL SERVICES, INC. (Parent Company)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to Condensed Financial Statements

       Basis of Presentation
       In the parent-company-only financial statements, Pre-Paid Legal Services, Inc.’s (“Parent Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Parent Company’s consolidated financial statements.

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

       Dividends from Subsidiaries
       Dividends paid to the Parent Company from its subsidiaries are accounted for by the equity method. During 2010, PPLCI declared and, after obtaining all necessary regulatory approvals, paid extraordinary dividends to us of $8.7 million compared to the $6.7 million and $14.9 million dividends paid to us during 2009 and 2008, respectively. During 2010, LSPV paid us an ordinary dividend of $1.9 million compared to $1.8 million during 2009 and $4.1 million during 2008.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 30, 2011, by and among MidOcean PPL Holdings Corp., PPL Acquisition Corp. and Pre-Paid Legal Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 30, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated June 27, 2005)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 19, 2010)

*10.1	Employment Agreement effective January 1, 1993 between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.2	Agreements between Shirley Stonecipher, New York Life Insurance Company and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1985)

*10.3	Amendment dated January 1, 1993 to Split Dollar Agreement between Shirley Stonecipher and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.4	Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

*10.5	Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.6	Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.7	Stock Option Plan, as amended effective May 2003 (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10.10	Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.11	Amended Deferred Compensation Plan effective January 1, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Report on Form 10-K for the year ended December 31, 2004)

INDEX TO EXHIBITS

Exhibit No.	Description
10.22	Share Repurchase Letter agreement between Pre-Paid Legal Services, Inc. and Idoya Partners dated December 8, 2008 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008)

10.23	Share Repurchase Letter agreement between Pre-Paid Legal Services, Inc. and Idoya Partners dated January 30, 2009 (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008)

*10.24	Second Amended and Restated Pre-Paid Legal Services, Inc. Change in Control Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 30, 2011)

*10.25	Form of Retention Bonus Letter (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 30, 2010)

21.1	List of Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certification of Randy Harp, co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Mark Brown, co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.3	Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Randy Harp, co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Mark Brown, co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to 18 U.S.C. Section 1350

32.3	Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
____________________

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.