Form 10-Q
period 2011-03-31
PRE PAID LEGAL SERVICES INC
filed 2011-04-27
CIK 311657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)	☐Yes ☒ No

The number of shares outstanding of the registrant’s common stock (excluding 4,852,179 shares held in treasury) as of April 20, 2011 was 9,789,269.

PRE-PAID LEGAL SERVICES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2011

CONTENTS

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in 000's, except par values)

ASSETS

	March 31,	December 31,
	2011	2010
Current assets:	(Unaudited)
Cash and cash equivalents	$73,538	$47,768
Available-for-sale investments, at fair value	2,720	2,812
Membership fees receivable	5,958	6,268
Inventories	998	1,197
Deferred member and associate service costs	14,954	14,297
Deferred income taxes	5,887	6,319
Other assets	3,660	4,299
Total current assets	107,715	82,960
Available-for-sale investments, at fair value	20,558	20,401
Investments pledged	4,390	4,461
Property and equipment, net	42,994	44,026
Deferred member and associate service costs	1,993	2,040
Cash value of life insurance policies	10,675	10,162
Other assets	1,179	1,269
Total assets	$189,504	$165,319

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Membership benefits payable	$11,099	$11,226
Deferred revenue and fees	28,053	27,766
Current portion of capital leases payable	27	27
Income taxes payable	8,626	2,513
Accounts payable and accrued expenses	13,894	13,730
Total current liabilities	61,699	55,262
Capital leases payable	852	858
Deferred revenue and fees	1,993	2,040
Deferred income taxes	4,202	4,359
Deferred compensation liabilities	11,871	11,441
Total liabilities	80,617	73,960
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized; 14,641 and
14,616 issued at March 31, 2011 and December 31, 2010, respectively	146	146
Retained earnings	206,239	188,779
Accumulated other comprehensive income	1,530	1,462
Treasury stock, at cost; 4,852 shares held at March 31, 2011 and
December 31, 2010, respectively	(99,028)	(99,028)
Total stockholders’ equity	108,887	91,359
Total liabilities and stockholders’ equity	$189,504	$165,319

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in 000's, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Membership fees	$102,545	$107,320
Associate services	5,857	8,028
Other	851	883
	109,253	116,231

Costs and expenses:
Membership benefits	34,062	35,682
Commissions	23,677	29,526
Associate services and direct marketing	6,505	5,547
General and administrative	15,142	12,302
Other, net	2,295	2,380
	81,681	85,437

Income before income taxes	27,572	30,794
Provision for income taxes	10,731	12,008
Net income	$16,841	$18,786

Basic earnings per common share	$1.72	$1.87
Diluted earnings per common share	$1.72	$1.87

Weighted average number of shares:
Basic	9,777	10,040
Diluted	9,779	10,054

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in 000's)
(Unaudited)

	Three months Ended
	March 31,
	2011	2010
Net income	$16,841	$18,786

Other comprehensive income, net of tax:
Unrealized foreign currency translation adjustment	147	(247)
Reclassification adjustment for realized foreign currency translation gains included
in net income	(51)	–
	96	(247)

Unrealized losses on investments during period	(28)	(47)
Reclassification adjustment for realized gains included in net income	-	(32)
	(28)	(79)

Other comprehensive income(loss), net of income taxes of $43 and $501 in 2011 and
2010, respectively	68	(326)
Comprehensive income	$16,909	$18,460

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in 000's)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$16,841	$18,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	318	832
Depreciation and amortization	1,726	1,970
Decrease in Membership fees receivable	310	47
Decrease in inventories	199	431
Decrease in refundable income taxes	-	1,330
Increase in deferred member and associate service costs	(610)	(320)
Decrease (increase) in other assets	173	(90)
Decrease in accrued Membership benefits	(127)	(343)
Increase (decrease) in deferred revenue and fees	240	(520)
Increase in other non-current liabilities	430	439
Increase in income taxes payable	6,113	9,742
Increase (decrease) in accounts payable and accrued expenses	260	(5,621)
Net cash provided by operating activities	25,873	26,683

Cash flows from investing activities:
Additions to property and equipment	(694)	(237)
Purchases of investments – available for sale	(2,879)	(1,169)
Maturities and sales of investments – available for sale	2,857	475
Net cash used in investing activities	(716)	(931)

Cash flows from financing activities:
Cash used in exercise of stock options	(48)	–
Tax benefit on exercise of stock options	667	–
Decrease in capital lease obligations	(6)	(6)
Repayments of debt	-	(9,561)
Purchases and retirement of treasury stock	-	(1,568)
Net cash provided by (used in) financing activities	613	(11,135)

Net increase in cash and cash equivalents	25,770	14,617
Cash and cash equivalents at beginning of period	47,768	32,904
Cash and cash equivalents at end of period	$73,538	$47,521

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$241
Cash paid for income taxes	$3,777	$546

The accompanying notes are an integral part of these financial statements.

PRE-PAID LEGAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Except for per share amounts, dollar amounts and number of shares in tables are in thousands unless otherwise indicated)
(Unaudited)

Note 1 - Basis of Presentation
          The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. Terms such as “we”, “our” and “us” are sometimes used as abbreviated references to Pre-Paid Legal Services, Inc.

          The accompanying unaudited financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, reflect adjustments (which were normal and recurring) which, in our opinion, are necessary for a fair statement of our financial position and results of operations of the interim periods presented. Results for the three month period ended March 31, 2011 are not necessarily indicative of results expected for the full year.

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

Note 2 – Agreement and Plan of Merger
          On January 30, 2011 we entered into an Agreement and Plan of Merger with MidOcean PPL Holdings Corp. and PPL Acquisition Corp., affiliates of MidOcean Associates SPC, providing for the merger of PPL Acquisition Corp. and us. The Merger Agreement was unanimously approved by our Board of Directors acting upon the unanimous recommendation of the Special Committee of the Board formed in September 2010 for the purpose of evaluating strategic alternatives for us. At the effective time of the Merger, each share of our Common Stock issued and outstanding immediately prior to the effective time, other than shares with respect to which the holder has properly exercised appraisal rights, will be automatically cancelled and converted into the right to receive $66.50 in cash without interest. Consummation of the Merger is subject to customary conditions, including, without limitation, (i) the approval by the holders of a majority of the outstanding shares of Common Stock entitled to vote on the Merger, (ii) the absence of any law, injunction, judgment or ruling that restrains or prohibits the consummation of the Merger and (iii) the approval of Oklahoma and Florida insurance regulatory authorities. We currently anticipate consummating the transaction on or before July 31, 2011.

Note 3 – Contingencies
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

          On February 11, 2011, a putative shareholder class action complaint was filed in the Oklahoma District Court of Pontotoc County by Czar Fredrik D. Reyes, individually and on behalf of all others similarly situated, against us, each member of our board of directors, and MidOcean PPL Holdings Corp., and PPL Acquisition Corp. (the “MidOcean entities”). The complaint generally alleges that our directors breached their fiduciary duties to the shareholders by agreeing to sell the Company pursuant to an unfair process and at an unfair price. The complaint alleges that the directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing, and that Pre-Paid and the MidOcean entities have aided and abetted such breaches. The complaint also alleges that we agreed to onerous and preclusive deal protection devices as part of the merger, including a no solicitation provision. The complaint seeks injunctive relief, damages and costs of the action, including attorneys’ fees. On March 2, 2011 the complaint was amended to add allegations that our directors breached their fiduciary duties of candor to the shareholders and that the preliminary proxy statement filed with the SEC on February 23, 2011 is misleading and omits material information.

          On March 3, 2011, a putative shareholder class action complaint was filed in the Oklahoma District Court of Pontotoc County by Troy Ball, individually and on behalf of all others similarly situated, against us, each member of our board of directors, officers Randy Harp and Kathleen S. Pinson, and the MidOcean entities. The complaint generally alleges that the merger is unfair and inequitable to shareholders and that the directors and such officers breached their fiduciary duties of loyalty, due care, good faith and candor and have acted to put their personal interests ahead of the interests of the shareholder and that the MidOcean entities aided and abetted such breaches. The complaint also alleges that we agreed to onerous and preclusive deal protection devices as part of the merger, including a no solicitation provision. In addition, the complaint alleges that the preliminary proxy statement filed with the SEC on February 23, 2011 provides misleading information or omits material information resulting in shareholders being unable to make a fully informed decision in voting. The complaint seeks injunctive relief and costs of the action, including attorneys' fees.

          On March 11, 2011, the plaintiffs in the Reyes and Ball actions filed motions to consolidate the two actions and appoint Bull & Lifshitz, LLP and Levi & Korsinsky, LLP co-lead class counsel. On March 4, 2011 and March 8, 2011, respectively, the plaintiffs in the Reyes and Ball actions filed motions seeking leave to conduct discovery on an expedited basis. On March 10, 2011, the Company and the other defendants in the Reyes action moved to stay the Reyes action in deference to the earlier-filed McMullan action. Also on March 10, 2011, all defendants previously served with process in the Ball action moved to stay that action in deference to the McMullan action. The foregoing motions are currently scheduled to be heard by the Oklahoma District Court of Pontotoc County on May 9, 2011. On March 28, 2011, the plaintiffs in the Ball action voluntarily dismissed their claims against Mr. Harp and Ms. Pinson without prejudice.

          On April 15, 2011, the parties to the McMullan action, along with the MidOcean entities, executed a Memorandum of Understanding ("MOU") reflecting their agreement to settle the claims asserted in the McMullan action, subject to, among other things, the execution of a stipulation of settlement, notice of the settlement being given to shareholders, approval of the settlement by the Oklahoma District Court of Oklahoma County, completion of confirmatory discovery and completion of the merger. If approved by the Oklahoma District Court of Oklahoma County, the settlement will resolve all pending litigation related to the merger, including the Reyes and Ball actions, and would result in the release by the plaintiffs and the proposed settlement class of all claims that were or could have been brought challenging any aspect of the merger agreement, the merger and any disclosures made in connection therewith. The parties to the MOU are in the process of drafting a stipulation of settlement.

          Also on April 15, 2011, Messrs. Reyes and Ball, joined by a third putative shareholder, James V. Clark, filed motions with the Oklahoma District Court of Oklahoma County to intervene in the McMullan action and transfer that proceeding to Pontotoc County. No hearing date has been set on either motion.

          We believe these lawsuits relating to the MidOcean merger are without merit and seek to resolve them solely to eliminate the burden and expense of litigation. Absent such settlement, we intend to defend ourselves vigorously.

          We are a defendant in various other legal proceedings that are routine and incidental to our business. We will vigorously defend our interests in all proceedings in which we are named as a defendant. We also receive periodic complaints or requests for information from various state and federal agencies relating to our business or the activities of our marketing force. We promptly respond to any such matters and provide any information requested. While the ultimate outcome of these proceedings is not determinable, we do not currently anticipate that these proceedings will result in any material adverse effect to our financial condition or results of operation, unless an unexpected result occurs in one of the cases. The costs of the defense of these various matters are reflected as a part of general and administrative expense, or Membership benefits if fees relate to Membership issues, in the consolidated statements of income. We believe that we have meritorious defenses in all pending cases and will vigorously defend against the claims and have established an accrued liability of $500,000 for any estimated damages and/or settlements in connection with these various cases. However, it is possible that an adverse outcome in certain cases or increased litigation costs could have an adverse effect upon our financial condition, operating results or cash flows in particular quarterly or annual periods.

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

	Three Months
	Ended March 31,
Basic Earnings Per Share:	2011	2010
Earnings:
Net income	$16,841	$18,786
Shares:
Weighted average shares outstanding	9,777	10,040
Diluted Earnings Per Share:
Earnings:
Net income	$16,841	$18,786
Shares:
Weighted average shares outstanding	9,777	10,040
Assumed exercise of options	2	14
Weighted average number of shares, as adjusted	9,779	10,054

          Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were excluded for the three month periods ended March 31, 2011 and 2010.

Note 5 – Recently Issued Accounting Pronouncements
          In January 2010, the Financial Accounting Standards Board issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements, or any Level 3 fair value measurements, during the three months ended March 31, 2011.

Note 6 - Share-based Compensation
          During the three months ended March 31, 2011, the stock option activity under our stock option plans was as follows:

	Weighted		Weighted Average	Aggregate
	Average	Number of	Remaining Contractual	Intrinsic
	Price	Options	Term (In Years)	Value
Outstanding, January 1, 2011	$19.20	36,300
Granted	–	–
Cancelled	–	–
Exercised	$19.20	36,300
Outstanding, March 31, 2011	$-	-	-	$-
Options exercisable as of March 31, 2011	$-	-	-	$-

          Other information pertaining to option activity during the three months ended March 31, 2011 and 2010 was as follows:

	March 31, 2011	March 31, 2010
Weighted average grant-date fair value of stock options granted	Not applicable	Not applicable
Total fair value of stock options vested	Not applicable	Not applicable
Total intrinsic value of stock options exercised	$1,710	$-

Note 7 – Fair Value Measurement
          FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for using fair value to measure assets and liabilities, and provides for disclosures about fair value measurements. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. ASC 820 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

          The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and 2010 by level within the fair value hierarchy:

Investments	March 31,
Fair Value Measurements Using:	2011	2010
Level 1 inputs	$–	$–
Level 2 inputs:
Obligations of state and political subdivisions	24,776	22,461
Certificates of deposit	2,087	5,049
Other	805	837
	27,668	28,347
Level 3 inputs	–	–
Total	$27,668	$28,347

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
          The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2010, which describes, among other things, our basic business model, critical accounting policies, measures of Membership retention, and basic cash flow characteristics of our business. The following tables set forth changes in the principal categories of revenues and expenses and Membership and recruiting activity for the first quarter of 2011 compared to the first quarter of 2010 and the fourth quarter of 2010 (Table amounts in 000’s, other than percentages). The sum of the percentages in the tables may not total due to rounding.

Three Months Ended March 31, 2011	Three		%	%	Three		Three
compared to	Months		Change	Change	Months		Months
Three Months Ended March 31, 2010	Ended	% of	From	From	Ended	% of	Ended	% of
and compared to	March 30,	Total	Prior	Sequential	March 31,	Total	Dec. 31,	Total
Three Months Ended December 31, 2010	2011	Revenue	Year	Period	2010	Revenue	2010	Revenue
Revenues:
Membership fees	$102,545	93.9	(4.4)	(2.1)	$107,320	92.3	$104,776	94.0
Associate services	5,857	5.3	(27.0)	(1.0)	8,028	6.9	5,916	5.3
Other	851	0.8	(3.6)	2.8	883	0.8	828	0.7
	109,253	100.0	(6.0)	(2.0)	116,231	100.0	111,520	100.0
Costs and expenses:
Membership benefits	34,062	31.2	(4.5)	(2.3)	35,682	30.7	34,865	31.3
Commissions	23,677	21.7	(19.8)	(10.3)	29,526	25.4	26,384	23.7
Associate services and direct marketing	6,505	5.9	17.3	(8.3)	5,547	4.8	7,094	6.4
General and administrative	15,142	13.9	23.1	3.5	12,302	10.6	14,633	13.1
Other, net	2,295	2.1	(3.6)	119.4	2,380	2.0	1,046.9
	81,681	74.8	(4.4)	(2.8)	85,437	73.5	84,022	75.3

Income before income taxes	27,572	25.2	(10.5)	.3	30,794	26.5	27,498	24.7
Provision for income taxes	10,731	9.8	(10.6)	(4.3)	12,008	10.3	11,210	10.1
Net income	$16,841	15.4	(10.4)	3.4	$18,786	16.2	$16,288	14.6

	Three Months Ended:
New Memberships:	3/31/2011	12/31/2010	3/31/2010
New legal service membership sales	103,548	110,105	128,989
New “stand-alone” IDT membership sales	6,045	7,367	5,192
Total new membership sales	109,593	117,472	134,181
New “add-on” IDT membership sales	47,663	60,416	76,309
Average Annual Membership fee	$304.40	$312.15	$325.17

Active Memberships:
Active legal service memberships at end of period	1,357,854	1,381,428	1,433,872
Active “stand-alone” IDT memberships at end of period (see note below)	91,900	91,809	91,047
Total active memberships at end of period	1,449,754	1,473,237	1,524,919
Active “add-on” IDT memberships at end of period (see note below)	645,535	668,646	702,266

New Sales Associates:
New sales associates recruited	16,378	28,160	37,640
Average enrollment fee paid by new sales associates	$147.15	$97.33	$70.30

Average Membership fee in force:
Average Annual Membership fee	$300.81	$302.10	$302.13

Note – reflects 3,758 net transfers from “add-on” status to “stand-alone” status during the first quarter 2011.

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

Results of Operations – First Quarter of 2011 compared to First Quarter of 2010
          Net income decreased 10% for the first quarter of 2011 to $16.8 million from $18.8 million for the prior year’s first quarter primarily due to a decrease in Membership fees of $4.8 million, a decrease in associate services revenue of $2.2 million, an increase in associate services and direct marketing expenses of $1.0 million, and an increase in general and administrative expense of $2.8 million, partially offset by a decrease in Membership benefits of $1.6 million, a decrease in Commissions of $5.8 million, and a decrease in income taxes of $1.3 million. Diluted earnings per share decreased 8% to $1.72 per share from $1.87 per share for the prior year’s comparable quarter due to the 10% decrease in net income partially offset by a 3% decrease in the weighted average number of diluted shares outstanding.

          Membership fees decreased 4% to $102.5 million during the 2011 first quarter compared to $107.3 million for the 2010 quarter. Membership fees and their impact on total revenues in any period are determined directly by the number of active Memberships in force during any such period and the monthly amount of such Memberships. The active Memberships in force are determined by both the number of new Memberships sold in any period together with the renewal rate of existing Memberships. New Membership sales decreased 18% during the three months ended March 31, 2011 to 109,593 from 134,181 during the comparable period of 2010. At March 31, 2011, there were 1,449,754 active Memberships in force compared to 1,524,919 at March 31, 2010, a decrease of 5%. The average annual fee per Membership has decreased from $302 for all Memberships in force at March 31, 2010 to $301 for all Memberships in force at March 31, 2011, primarily as a result of fewer “add-on” IDT memberships.

          Associate services revenue decreased by $2.2 million to $5.9 million during the first quarter of 2011 when compared to the 2010 quarter. New associates enrolled decreased 56% to 16,378 during the 2011 period compared to 37,640 for the same period of 2010. The average enrollment fees paid by new sales associates were $147 and $70 for the respective periods. The eService fees decreased to $3.2 million for the first quarter of 2011 compared to $4.1 million for the 2010 quarter. Future revenues from associate services will depend primarily on the number of new associates enrolled, the price charged for new associates and the number who choose to participate in our eService program, but we expect that such revenues will be offset by the direct and indirect cost to us of training, providing associate services and other direct marketing expenses.

          Other revenue declined 4% from $883,000 for the 2010 period to $851,000 for the 2011 period.

          Total revenues decreased 6% to $109.3 million for the three months ended March 31, 2011 from $116.2 million during the comparable period of 2010 due to a $4.8 million decrease in Membership fees, a $2.2 million decrease in associate services revenue and a $32,000 decrease in other revenue.

          Membership benefits, which primarily represent payments to provider law firms and Kroll Background America, Inc., a subsidiary of Kroll Inc. (“Kroll”), totaled $34.1 million for the three months ended March 31, 2011 compared to $35.7 million for the comparable period of 2010, and represented 33% of Membership fees for the both periods. This Membership benefit ratio (Membership benefits as a percentage of Membership fees) should be relatively stable going forward as substantially all active Memberships provide for a capitated cost.

          Commissions to associates decreased to $23.7 million for the three months ended March 31, 2011 compared to $29.5 million for the comparable period of 2010, and represented 23% and 28% of Membership fees for the respective periods. Commissions to associates are primarily dependent on the number of new Memberships sold during a period and the average fee of those Memberships. New Memberships sold during the first quarter of 2011 totaled 109,593, an 18% decrease from the 134,181 for 2010, and the “add-on” IDT Membership sales which are not included in these totals decreased 38% to 47,663 for the first quarter of 2011 from 76,309 for 2010. Our average Annual Membership fee written during the first quarter of 2011 decreased to $304 from $325 during the 2010 period. Our new Membership fees written during the first quarter of 2011 decreased 24% from 2010. Average commission per new Membership was $216 for the 2011 first quarter compared to $220 for the 2010 third quarter. Commissions for the first quarter 2011 were approximately $2.6 million higher due to a “no-chargeback” promotion which reduced the amount of charge backs recovered. When new Membership fees written increases or when we add commissions to our compensation plan or reduce the amount of chargebacks collected from our associates as we have from time to time, the commission cost per new Membership may increase accordingly.

          Associate services and direct marketing expenses increased to $6.5 million for the three months ended March 31, 2011 from $5.5 million for the comparable period of 2010. The increase was primarily a result of an increase in bonuses partially offset by a decrease in the cost of new associate enrollment materials. We offer the Player’s Club incentive program to provide additional incentives to our associates as a reward for consistent, quality business. Associates can earn the right to receive additional monthly bonuses by meeting monthly qualification requirements for a 12 month period and maintaining certain personal retention rates for the Memberships sold during the 12 month period. The Player’s Club expenses remained relatively unchanged. The associate services and direct marketing expenses also include the costs of providing associate services and marketing support.

          General and administrative expenses during the three months ended March 31, 2011 and 2010 were $15.1 million and $12.3 million, respectively, and represented 15% and 11% of Membership fees. The $2.8 million increase in general and administrative expenses was primarily due to costs incurred in connection with the previously announced review of strategic alternatives by the Special Committee of our Board of Directors and the resulting MidOcean merger transaction.

          Other expenses, net, which include depreciation and amortization, litigation accruals, interest expense and premium taxes reduced by interest income, were $2.3 million for the three months ended March 31, 2011 compared to $2.4 million for the 2010 comparable period. Depreciation expense was $1.7 million for the three months ended March 31, 2011 and $2.0 million for the 2010 comparable period. Interest expense decreased to $14,000 during the 2011 period from $232,000 during the comparable period of 2010 as a result of the reduction in debt. Premium taxes decreased from $469,000 for the three months ended March 31, 2010 to $415,000 for the comparable period of 2011. Interest income increased from $245,000 for the three months ended March 31, 2010 to $276,000 for the three months ended March 31, 2011, due to higher levels of investments. We increased our litigation accrual $500,000 during the first quarter of 2011 compared to an $8,000 change in the first quarter of 2010. We also realized a foreign currency gain of $84,000 during the first quarter of 2011 compared to a $53,000 realized foreign currency gain during the first quarter of 2010.

          We have recorded a provision for income taxes of $10.7 million (39% of pretax income) and $12 million (39% of pretax income) for the three months ended March 31, 2011 and 2010, respectively.

          Results of Operations – First Quarter of 2011 compared to Fourth Quarter of 2010
          First quarter 2011 membership fees decreased to $102.5 million compared to $104.8 million for the 2010 fourth quarter. Commissions decreased 10%, membership benefits were 33% of membership fees for the 2011 first quarter and 2010 fourth quarter while general and administrative expenses were 15% and 14% of membership fees for the respective periods. The 2011 first quarter and the 2010 fourth quarter general and administrative expenses increased due to $2.8 million and $2.7 million, respectively, of costs incurred in connection with the Special Committee process described above and the MidOcean merger transaction. Associate services revenues were $5.9 million for both quarters and associate services and direct marketing expenses decreased to $6.5 million during the 2011 first quarter from $7.1 million during the 2010 fourth quarter. As previously disclosed, we resolved the vast majority of the pending Canadian tax issues that have been outstanding for several years resulting in $846,000 additional interest income to us during the 2010 fourth quarter as well as a reduction in previously recorded general and administrative expenses of $307,000 and a reduction of interest expense of $189,000 during the 2010 fourth quarter.

          Liquidity and Capital Resources
          General
          Net cash flow provided by operating activities was $25.9 million for the three months ended March 31, 2011 compared to $26.7 million for the same period in 2010. This $800,000 decrease was primarily the result of a $5.7 million decrease in cash payments from our members, a $761,000 decrease in cash receipts from our associates for new associate fees and eService fees, a $1.4 million increase in cash payments for associates services and direct marketing cost, a $1.4 million increase in cash payments to our employees and vendors for general and administrative expenses and a $3.2 million increase in cash payments for income taxes partially offset by a $1.6 million decrease in cash payments paid to our providers for the delivery of Membership benefits and a $9.9 million decrease in cash commissions paid to our associates.

          Consolidated net cash used in investing activities was $716,000 for the first three months of 2011 compared to net cash used of $931,000 for the comparable period of 2010. This $215,000 change in investing activities resulted from a $2.4 million increase in investment maturities and sales, partially offset by a $1.7 million increase in the purchases of investments and a $457,000 increase in property and equipment purchases.

          Net cash provided by financing activities during the first three months of 2011 was $613,000 compared to net cash used of $11.1 million for the comparable period of 2010. This change of approximately $11.7 million was primarily comprised of a $1.6 million decrease in treasury stock purchases, and a $9.6 million decrease in debt repayments, partially offset by a $667,000 increase in tax benefit on exercise of stock options.

          We had positive working capital of $46 million at March 31, 2011, an increase of $18.3 million compared to our positive working capital of $27.7 million at December 31, 2010. The increase was primarily due to a $25.8 million increase in cash and cash equivalents, partially offset by a $6.1 million increase in income tax payable. The $46 million positive working capital at March 31, 2011 would have been a $59.1 million positive working capital excluding the current portion of deferred revenue and fees in excess of the current portion of deferred member and associate service costs. These amounts will be eliminated by the passage of time without the utilization of other current assets or us incurring other current liabilities.

          At March 31, 2011 we reported $96.8 million in cash and cash equivalents and unpledged investments compared to $71.0 million at December 31, 2010. Our investments typically consist of certificates of deposit, investment grade (rated Baa or higher) bonds primarily issued by corporations and the United States Treasury, auction rate certificates and state and municipal tax-exempt bonds.

          We generally advance significant commissions at the time a Membership is sold. During the three months ended March 31, 2011, we advanced commissions, net of chargebacks, of $25.7 million on new Membership sales compared to $30.1 million for the same period of 2010. Since approximately 95% of Membership fees are collected on a monthly basis, a significant cash flow deficit is created on a per Membership basis at the time a Membership is sold. Since there are no further commissions paid on a Membership during the advance period, we typically derive significant positive cash flow from the Membership over its remaining life.

          We expense advance commissions ratably over the first month of the related Membership. As a result of this accounting policy, our commission expenses are all recognized over the first month of a Membership and there is no commission expense recognized for the same Membership during the remainder of the advance period. We track our unearned advance commission balances outstanding in order to ensure the advance commissions are recovered before any renewal commissions are paid and for internal purposes of analyzing our commission advance program. While not recorded as an asset, unearned advance commission balances from associates as of March 31, 2011, and related activity for the three month period then ended, were:

(Amounts in 000’s)
Beginning unearned advance commission payments (1)	$172,167
Advance commission payments, net	25,733
Earned commissions applied	(26,196)
Advance commission payment write-offs	(1,662)
Ending unearned advance commission payments before
estimated unrecoverable payments (1)	170,042
Estimated unrecoverable advance commission payments (1)	(52,937)
Ending unearned advance commission payments, net (1)	$117,105

____________________

(1)	These amounts do not represent fair value, as they do not take into consideration timing of estimated recoveries.

          The ending unearned advance commission payments, net, above includes net unearned advance commission payments to non-vested associates of $80.1 million. As such, at March 31, 2011 future commission payments and related expense should be reduced as unearned advance commission payments of approximately $37 million are recovered. Commissions are earned by the associate as Membership premiums are earned by us, usually on a monthly basis. For additional information concerning these commission advances, see our Annual report on Form 10-K under the heading Commissions to Associates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          We believe that we have the ability to finance the next twelve months of operations and anticipated capital expenditures based on our existing amount of cash and cash equivalents and unpledged investments at March 31, 2011 of $96.8 million. We believe our long-term liquidity needs will be met by our ability to generate cash flow from operations and our existing cash and cash equivalent balances. We expect to maintain cash and cash equivalents and investment balances on an on-going basis of approximately $20 million to $30 million in order to meet expected working capital needs and regulatory capital requirements. Balances in excess of this amount would be invested in short term investments.

          Parent Company Funding and Dividends
          Although we are the operating entity in many jurisdictions, our subsidiaries serve as operating companies in various states that regulate Memberships as insurance or specialized legal expense products. The most significant of these wholly owned subsidiaries are Pre-Paid Legal Casualty, Inc. (“PPLCI”), Pre-Paid Legal Services Inc. of Florida (“PPLSIF”) and Legal Service Plans of Virginia, Inc. (“LSPV”). The ability of these entities to provide funds to us is subject to a number of restrictions under various insurance laws in the jurisdictions in which they conduct business, including limitations on the amount of dividends and management fees that may be paid and requirements to maintain specified levels of capital and reserves. In addition PPLCI will be required to maintain its stockholders' equity at levels sufficient to satisfy various state or provincial regulatory requirements, the most restrictive of which is currently $3 million. Additional capital requirements of these entities, or any of our regulated subsidiaries, will be funded by us in the form of capital contributions or surplus debentures. During 2010, we received $1.9 million in dividends from LSPV and $8.7 million in dividends from PPLCI.

          Contractual Obligations
          There have been no material changes outside of the ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies
          Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. If these estimates or assumptions are incorrect, there could be a material change in our financial condition or operating results. Many of these “critical accounting policies” are common in the insurance and financial services industries; others are specific to our business and operations. Our critical accounting policies include estimates relating to revenue recognition related to Membership and associate fees, deferral of Membership and associate related costs, expense recognition related to commissions to associates, accrual of incentive awards payable and accounting for legal contingencies. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes in the application of critical accounting policies or estimates during the first three months of 2011. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Forward-Looking Statements
          All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of March 31, 2011 and other information currently available to management. We caution that the Forward-Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Moreover, we may make acquisitions or dispositions of assets or businesses, enter into new marketing arrangements or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in any of the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements. We assume no obligation to update the Forward-Looking Statements to reflect events or circumstances occurring after the date of the statement.

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

          As of March 31, 2011, our investments consisted of the following:

Description	Fair Value
Obligations of state and political subdivisions	$24,776
Certificates of deposit	2,087
Corporate obligations	420
Auction Rate Securities	300
U. S. Government obligations	85
Total investments	$27,668

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

          The hypothetical changes in market interest rates reflect what could be deemed best and worst case scenarios. The fair values shown in the following table are based on contractual maturities. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and, therefore, actual results might differ from those reflected in the following table (dollar amounts in 000’s):

		Hypothetical change in	Estimated fair value
		interest rate	after hypothetical
	Fair value	(bp = basis points)	change in interest rate
Fixed-maturity investments at March 31, 2011(1)	$25,281	100 bp increase	$24,097
		200 bp increase	23,207
		50 bp decrease	25,838
		100 bp decrease	26,414

Fixed-maturity investments at December 31, 2010(1)	$23,100	100 bp increase	$21,933
		200 bp increase	21,021
		50 bp decrease	23,662
		100 bp decrease	24,242
____________________

(1)	Excluding short-term investments (certificates of deposits and auction rate certificates) with a fair value of $2.4 million at March 31, 2011 and $4.6 million December 31, 2010.

The table above illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2011 would reduce the estimated fair value of our fixed-maturity investments by approximately $2.1 million at that date. At December 31, 2010, an instantaneous 200 basis point increase in market interest rates would have reduced the estimated fair value of our fixed-maturity investments by approximately $2.1 million at that date. The definitive extent of the interest rate risk is not quantifiable or predictable due to the variability of future interest rates, but we do not believe such risk is material.

          We primarily manage our exposure to investment interest rate risk by purchasing investments that can be readily liquidated should the interest rate environment begin to significantly change.

          Interest Rate Risk
          As of March 31, 2011, we had approximately $73 million in cash deposits that earn interest, either in cash or as an earnings credit which reduces processing expenses, and are re-priced on a daily or weekly basis.

          Foreign Currency Exchange Rate Risk
          Although we are exposed to foreign currency exchange rate risk inherent in revenues, net income and assets and liabilities denominated in Canadian dollars, the potential change in foreign currency exchange rates is not a substantial risk, as approximately 2.5% of our revenues and $7.2 million of our assets are derived/denominated in Canadian dollars. As reflected in the attached Consolidated Statements of Comprehensive Income, we have recorded positive unrealized foreign currency translation adjustments of $147,000, net of taxes, for the three months ended March 31, 2011 and we recorded a realized foreign currency translation gain of $51,000, net of taxes, for the three months ended March 31, 2011. At March 31, 2011 we have a cumulative positive foreign currency translation adjustment balance of $983,000, net of taxes. These amounts are subject to change dynamically in conjunction with the relative values of the Canadian and U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES
          Under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
          See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for information with respect to legal proceedings.

ITEM 1A. RISK FACTORS
          There are a number of risk factors that could affect our financial condition or results of operations. See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for information with respect to legal proceedings. Please refer to pages 20-23 of our 2010 Annual Report on Form 10-K for a description of other risk factors. There has not been any material changes in the risk factors disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Under the terms of the merger agreement for the MidOcean transaction, we are prohibited from declaring or paying any dividends without MidOcean’s consent.

ITEM 6. EXHIBITS.

     (a) Exhibits:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 30, 2011, by and among MidOcean PPL Holdings Corp., PPL Acquisition Corp. and Pre-Paid Legal Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 30, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 27, 2005)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 19, 2010)

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

*10.7	Stock Option Plan, as amended effective May 2003 (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10.8	Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.09	Amended Deferred Compensation Plan effective January 1, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Report on Form 10-K for the year ended December 31, 2004)

10.10
Share Repurchase Letter agreement between Pre-Paid Legal Services, Inc. and Idoya Partners dated December 8, 2008 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008)

10.11
Share Repurchase Letter agreement between Pre-Paid Legal Services, Inc. and Idoya Partners dated January 30, 2009 (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008)

*10.12
Second Amended and Restated Pre-Paid Legal Services, Inc. Change in Control Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 30, 2011)

*10.13	Form of Retention Bonus Letter (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 30, 2010)

31.1	Certification of Randy Harp, co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Mark Brown, co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.3	Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Randy Harp, co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Mark Brown, co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to 18 U.S.C. Section 1350

32.3	Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
____________________

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRE-PAID LEGAL SERVICES, INC.
(Registrant)

Date: April 26, 2011	/s/ Randy Harp
Randy Harp
co-Chief Executive Officer, President
and Chief Operating Officer
(co-Principal Executive Officer)

Date: April 26, 2011	/s/ Mark Brown
Mark Brown
co-Chief Executive Officer, Senior Vice President
and Chief Marketing Officer
(co-Principal Executive Officer)

Date: April 26, 2011	/s/ Steve Williamson
Steve Williamson
Chief Financial Officer
(Principal Financial and Accounting Officer)