Form 10-K/A
period 2010-12-31
PRE PAID LEGAL SERVICES INC
filed 2011-04-29
CIK 311657

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of March 31, 2011, there were 9,789,269 shares of Common Stock, par value $.01 per share, outstanding.

PRE-PAID LEGAL SERVICES, INC.
FORM 10-K/A
For the Year Ended December 31, 2010

EXPLANATORY NOTE

     Pre-Paid Legal Services, Inc. (the “Company”, “Pre-Paid”, “we”, “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”) with the United States Securities and Exchange Commission (the “SEC”) on February 28, 2011. We are filing this Form 10-K/A solely for the purpose of including the Part III information of SEC Form 10-K that was to be incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Shareholders. Since our definitive proxy statement will not be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, this Form 10-K/A amends the Form 10-K by adding the Part III information.

     No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosures in the Form 10-K except as set forth in this Form 10-K/A, and should be read in conjunction with the Form 10-K and our other filings with the SEC.

FORWARD LOOKING STATEMENTS

     All statements in this report other than purely historical information, including but not limited to, statements relating to our future plans and objectives, expected operating results and the assumptions on which such forward-looking statements are based, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our historical operating trends and financial condition as of December 31, 2010 and other information currently available to management. We caution that the Forward Looking Statements are subject to all the risks and uncertainties incident to our business, including but not limited to, risks and uncertainties described in the reports and statements filed by us with the SEC, including (among others) those listed in our Form 10-K, Form 10-Qs and Form 8-Ks. Please refer to pages 20 to 23 of our 2010 Form 10-K for a more complete description. For all of the foregoing reasons, actual results may vary materially from the Forward Looking Statements. We assume no obligation to update the Forward Looking Statements to reflect events or circumstances occurring after the date of the statement.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Set forth in this Item 10, under the captions “Board of Directors” and “Executive Officers”, for each of our directors and executive officers is his or her respective present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the five-year employment history of each such director or executive officer. Neither we nor any of our directors or executive officers has, during the past five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors). Neither us nor any of our directors or executive officers listed below has, during the past five years, been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. Each of the individuals listed below is a citizen of the United States. The address for each of our directors and executive officers is c/o Pre-Paid Legal Services, Inc., One Pre-Paid Way, Ada, Oklahoma 74820.

BOARD OF DIRECTORS

     The following is certain information about each of our current directors:

		Director	Existing
Name	Age	Since	Term Expires
Martin H. Belsky	66	1998	2011
Harland C. Stonecipher	72	1976	2011
John W. Hail	80	1998	2012
Orland G. Aldridge	72	2004	2013
Peter K. Grunebaum	77	1980	2013
Duke R. Ligon	69	2007	2013

     Unless otherwise discussed below, none of the corporations or other entities named below is a parent, subsidiary or other affiliate of ours.

     Martin H. Belsky
     Mr. Belsky is currently Dean of The University of Akron School of Law, a position he has held since January 2008. Previously, Mr. Belsky was Dean of The University of Tulsa College of Law from 1995 to 2004. From 2004 to 2008, Mr. Belsky was a professor of Law at The University of Tulsa College of Law, teaching courses in constitutional law, ethics, international law, and oceans policy until accepting his current position at The University of Akron.

     Harland C. Stonecipher
     Mr. Stonecipher has been the Chairman of our Board of Directors since its founding in 1976 and served as Chief Executive Officer from 1976 to 1996 and from 1997 to 2010. Mr. Stonecipher also served as our President at various times through January 1995 and since December 2002 until April 2010. Mr. Stonecipher also serves as an executive officer of several of our subsidiaries and served as a director of AMS Health Sciences, Inc. until December 5, 2005. Effective April 2, 2010, Mr. Stonecipher relinquished the title and responsibilities of Chief Executive Officer and President. At the suggestion of Mr. Stonecipher, the Board of Directors unanimously approved that the title and responsibilities of Chief Executive Officer be shared equally by two Co-Chief Executive Officers - Randy Harp and Mark Brown. The Board also named Mr. Harp as President. Mr. Stonecipher continued to serve as the Chairman of our Board of Directors.

     John W. Hail
     John W. Hail is the founder of AMS Health Sciences, Inc. (formerly Advantage Marketing Systems, Inc.) (“AMS”) and served as Chief Executive Officer and Chairman of the Board of Directors of AMS, previously a publicly traded company, since its inception in 1988 until 2006. AMS sells natural nutritional supplements, weight management products, and natural skincare products through a commission override compensation format. AMS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on December 27, 2007. From July 1986 through May 1988, Mr. Hail served as our Executive Vice President, Director and Agency Director and served as Chairman of the Board of Directors of TVC Marketing, Inc., which was our exclusive marketing agent from April 1984 through September 1985.

     Orland G. Aldridge
     Mr. Aldridge retired as a professor from Northeastern Oklahoma A & M College in Miami, Oklahoma in 2002 where he had been an instructor since 1982 and has been and remains an independent insurance agent. He has served as a director of our wholly-owned subsidiary, Pre-Paid Legal Casualty, Inc. since 1991.

     Peter K. Grunebaum
     Mr. Grunebaum, currently an independent investment banker and corporate consultant, was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until 2003. Mr. Grunebaum also serves as a director of StoneMor GP, LLC, the general partner of StoneMor Partners LP (NASDAQ-GM: STON), and Lucas Energy, Inc. (AMEX: LEI).

     Duke R. Ligon
     Mr. Ligon is an attorney and served as senior vice president and general counsel of Devon Energy Corporation from 1997 until he retired in 2007. Prior to 1997, Mr. Ligon was a partner in the law firm of Mayer Brown LLP, New York City. From 2007 to 2010, he served as strategic advisor to Love’s Travel Stops and Country Stores. Mr. Ligon also serves as a director of Vantage Drill Company (AMEX: VTG), Panhandle Oil & Gas Inc. (NYSE: PHX), PostRock Energy Corporation (NASDAQ-GM: PSTR), Blueknight Energy Partners, L.P. (Pink Sheets: SGLP) formerly known as SemGroup Energy Partners G.P., L.L.C., the general partner of SemGroup Energy Partners, L.P. (NASDAQ-GM: SGLP) and also has served on TransMontaigne Partners, L.P. (NYSE:TLP), and TEPPCO Partners, L.P. prior to their merger with Enterprise Products Partners, L.P. He also currently serves as a director of Steel Path MLP Funds and SteelPath Energy Infrastructure Investment Company. Ligon is a member of our Advisory Council and appears as a spokesman on our videos and communicates with our associates in connection with matters we determine material.

Specific Attributes, Experience, Qualifications and Skills of Directors
     The Board of Directors has determined that, given our business and the issues that we confront, we need several core competencies among the directors, including: current or prior experience as a senior officer of a public company or other substantial management experience; finance experience; insurance experience; legal experience; and marketing experience.

     The Nominating Committee has reviewed with the Board of Directors the specific attributes, experience, qualifications and skills of each director. The Nominating Committee has concluded that each director has the appropriate characteristics and skills required for Board membership and that each director possesses an in-depth knowledge of our business and strategy. The Nominating Committee further believes that our Board is composed of well-qualified and well-respected directors who, as a whole, cover the core competencies that our Board has identified. The experience and the key competencies of each director, as considered and reviewed by the Nominating Committee, are as follows:

     Martin H. Belsky
     In addition to his service on the Board since 1998, Mr. Belsky has extensive legal and management experience, serving as President and Dean of the Albany Law School from 1986 to 1991, the Dean of The University of Tulsa College of Law from 1995 to 2002 and as Dean of The University of Akron School of Law since 2008. Dean Belsky also practiced law for more than 10 years, serving as a prosecutor and counsel to two Congressional Committees and a federal agency and served as assistant administrator of the Federal National Oceanic and Atmospheric Administration for two years. He has also served as a consultant to state and federal commissions, law firms, banks, and municipal corporations. Dean Belsky provides legal and senior management experience, two of the core competencies identified by our Board.

     Harland C. Stonecipher
     In addition to his service on the Board since 1976, Harland C. Stonecipher is our founder and has served in senior management capacities with us since our formation. Mr. Stonecipher has served as Chairman of the Board since 1976, served as Chief Executive from 1976 to 1996 and from February 1997 to April 2010, and served as a President at various times through January 1995, and from December 2002 to April 2010. Mr. Stonecipher also serves as a director of our subsidiaries. Mr. Stonecipher has been involved in, and responsible, for the marketing of the products and the recruitment of new associates, as well as the development of new products and our strategic planning. Mr. Stonecipher provides insurance, management and marketing experience, three of the core competencies identified by our Board.

     John W. Hail
     In addition to his service on the Board since 1998, Mr. Hail has substantial operating experience with us and substantial experience in marketing both products sold by us and other products. Mr. Hail served as our Executive Vice President and Agency Director from July 1986, to May 1988, and as the Chairman of the Board of Directors of TVC Marketing, Inc., our exclusive marketing agent, from April 1984, to September 1985. He served as the Chairman of the Board and the Chief Executive Officer of AMS Health Services, Inc., previously a public company engaged in product sales, from June 1998, to February 2006. Mr. Hail provides senior management and marketing experience, two of the core competencies identified by our Board.

     Orland G. Aldridge
     In addition to his service on the Board since 2004 and his service as a director since 1991 of Pre-Paid Legal Casualty, a casualty insurance company that is our subsidiary, Mr. Aldridge has been an active independent insurance agent representing several insurance companies for 27 years. Mr. Aldridge provides insurance and marketing experience, two of the core competencies identified by our Board.

     Peter K. Grunebaum
     In addition to his service on the Board since 1980, Mr. Grunebaum has been an independent investment banker since 1962, in which capacity Mr. Grunebaum has had extensive involvement in, among other transactions, debt and equity financings and insurance industry related mergers and acquisitions. Mr. Grunebaum also has board experience as a director of two other public companies, StoneMor GP, LLC, the general partner of StoneMor Partners LP, and Lucas Energy, Inc. and has previously served on the Board of six other public companies. Mr. Grunebaum provides finance experience and insurance experience, two of the core competencies identified by our Board.

     Duke R. Ligon
     In addition to his service on the Board since 2007, Mr. Ligon has extensive experience in all aspects of corporate finance, including debt and equity financings and derivative-linked financings, governmental affairs, litigation, mergers and acquisitions and risk management, in a wide variety of positions. Mr. Ligon retired in January 2007 as senior vice president and general counsel for Devon Energy Corporation (NYSE:DVN) and brings more than 40 years of legal expertise in corporate securities, litigation, governmental affairs and mergers and acquisitions. Mr. Ligon recently served as executive director of the Love’s Entrepreneurial Center at Oklahoma City University as well as a strategic legal advisor to the Oklahoma-based Love’s Travel Stores. Prior to joining Devon in 1997, he practiced law for 12 years and last served as a partner at the law firm of Mayer, Brown & Platt in New York City. In addition, he was senior vice president and managing director for investment banking at Bankers Trust Co. in New York City for 10 years. Mr. Ligon received an undergraduate degree in chemistry from Westminster College and a law degree from The University of Texas School of Law. Mr. Ligon provides senior management, finance and legal experience, three of the core competencies identified by our Board.

Director Compensation
     The following table summarizes the compensation of directors in 2010:

	Fees Earned or Paid	All Other
Name	in Cash (1)(2)	Compensation
Orland G. Aldridge	$97,500	$–
Martin H. Belsky	111,000	–
Peter K. Grunebaum	99,000	–
John W. Hail	36,000	–
Duke R. Ligon (3)	112,500	50,000
Thomas W. Smith (1)	–	–
Harland C. Stonecipher (1)	–	–

(1)	Our 2010 standard compensation for non-employee directors consisted of a retainer for $7,500 per quarter in addition to the payment of $1,000 per Board and committee meeting attended. The chairs of the Compensation and Nominating Committees received $1,500 per meeting and the chair of the Audit Committee received $2,500 per meeting. No form of compensation other than cash was provided to any director. Mr. Smith, prior to and through his resignation of March 2, 2010, waived the receipt of any cash compensation in exchange for reimbursement of expenses. Mr. Smith did not submit any expenses for reimbursement during 2010. Mr. Stonecipher, as an employee of ours, does not receive additional compensation for Board service.

(2)	Includes fees paid for service by Messrs. Ligon, Aldridge, Belsky and Grunebaum as members of the Board’s Special Committee established in September 2010. See “Special Committee of the Board of Directors” below.

(3)	Mr. Ligon received compensation during 2010 for his services as a member of our Advisory Council. The Advisory Council is currently comprised of four legal professionals with a wide range of experience in law and business, including three former Attorneys General and Mr. Ligon. Each member of the Advisory Council receives $50,000 annually, paid monthly, for his participation.

As of December 31, 2010, no director held options to purchase shares of our Common Stock.

Corporate Governance Matters
     The Board of Directors uses the independence standards under the New York Stock Exchange (“NYSE”) corporate governance rules for determining whether directors are independent. The Board additionally follows the rules of the SEC in determining independence for audit committee members. The Board has determined that Orland G. Aldridge, Martin H. Belsky, Peter K. Grunebaum and Duke R. Ligon are independent under these NYSE and SEC rules for purposes of service on the Board and on the Nominating, Compensation and Audit Committees. Members of each Committee are elected annually by the Board and serve for one-year terms or until their successors are elected and qualified.

     The Board of Directors held six meetings during 2010 and acted by unanimous consent six times. During 2010, all directors listed above attended at least 75% of the meetings of the full Board and the committees on which they served.

     We do not have a specific policy regarding board members’ attendance at annual meetings of shareholders, although as a general rule, all directors usually attend such meetings. At the 2010 annual meeting of shareholders, all current directors attended the meeting.

     The Board has established an Audit Committee currently consisting of Martin H. Belsky as Chairman, Orland G. Aldridge and Peter K. Grunebaum. The Audit Committee selects, and oversees our relationship with, our independent registered public accounting firm and reviews with the independent registered public accounting firm the scope and results of the annual audit. The Audit Committee also reviews financial statements and reports including Forms 10-K and Forms 10-Q, reviews all significant financial reporting issues and practices and monitors internal control policies. The Audit Committee also establishes procedures for receipt, retention and treatment of complaints received by us regarding accounting, internal accounting control or auditing matters, recommends and reviews our code of ethics and oversees our internal audit function. The Audit Committee held eight meetings during 2010. The Committee chair, as representative of the Committee, discussed the interim financial information contained in each quarterly earnings announcement with the CFO and independent auditors prior to public release. The Board has determined that none of the members of the Audit Committee qualify as a “financial expert” as defined by the rules of the SEC, because none of the members meet the requisite qualifications for such designation. While we understand that a financial expert could bring additional expertise to the Board, we do not believe it is a necessity and have been unable to find a person willing to serve as a director with the necessary qualifications.

     Additionally, the Board has established a Nominating Committee. The Nominating Committee currently consists of Martin H. Belsky and Duke R. Ligon and is responsible for assisting the full Board in selecting individuals for service on the Board and evaluating their performance, as well as developing and monitoring our Corporate Governance Guidelines and Code of Business Conduct and Ethics. During 2010, the Nominating Committee met two times. Mr. Belsky currently serves as Chair.

     The Board has also established a Compensation Committee currently consisting of Martin H. Belsky and Duke R. Ligon, currently serving as Chair. During 2010, the Compensation Committee met three times. The Board has authorized the Compensation Committee to evaluate and recommend the compensation of our executive officers to assure that they are compensated effectively in a manner consistent with our overall objectives, taking into consideration historical compensation levels, internal equity considerations, competitive practice, and any requirements of appropriate regulatory bodies. The Committee also shall communicate to shareholders regarding our compensation policies and the reasoning behind such policies as required by the SEC. No other executive officers have the authority to participate, and have not participated, in the determination of executive officer compensation.

     In addition to its role in determining our executive officers’ compensation, the Compensation Committee has the authority to:
  Annually review and approve corporate goals and objectives relevant to Co-Chief Executive Officer compensation, evaluate the performance of the Co-Chief Executive Officers in light of these goals and objectives and either as a committee or together with other independent directors (as determined by the Board) determine and approve the amounts and individual elements of total compensation for the Co-Chief Executive Officers based on this evaluation.

  Annually evaluate in conjunction with the Co-Chief Executive Officers the performance and compensation of other executive officers designated by the Co-Chief Executive Officers.

  Periodically evaluate in conjunction with the Co-Chief Executive Officers and make recommendations to the Board relating to the terms and administration of our annual and long-term incentive plans to assure that they are structured and administered in a manner consistent with our compensation objectives as to participation, annual incentive awards, corporate financial goals, actual awards paid to our executive officers, and total funds reserved for payment under the compensation plans, if any.

  Periodically evaluate in conjunction with the Co-Chief Executive Officers and make recommendations to the Board relating to existing equity-related plans and evaluate and recommend for approval the adoption of any new equity-related plans, in each case if any of our executive officers or directors may participate in any such plan, and determine when it is necessary (based on advice of counsel) or otherwise desirable: (a) to modify, discontinue or supplement any such plans; or (b) to submit such amendment or adoption to a vote of our shareholders.

  Periodically evaluate and make recommendations to the Board for annual retainer and meeting fees for the Board of Directors and Committees of the Board and the terms and awards of any stock compensation for members of the Board.

  Produce a compensation committee report on executive compensation as required by the SEC to be included in our annual proxy statement or annual report on Form 10-K filed with the SEC.

  Perform an annual self-evaluation of the Compensation Committee's performance and annually reassess the adequacy of, and if appropriate propose to the Board any desired changes in, the Compensation Committee's Charter.

  Perform such other duties and responsibilities as may be assigned to the Committee, from time to time, by our Board of Directors and/or the Chairman of the Board of Directors, or as designated in plan documents.
     If the Board so approves, the Compensation Committee may retain or terminate consultants and approve the consultant’s fees and other retention terms. The Compensation Committee did not employ any consultants in 2010.

Special Committee of the Board of Directors
     Pursuant to resolutions adopted by our board of directors on September 22, 2010, a Special Committee of the Board was formed to consider strategic alternatives. The Special Committee includes four directors determined by the Board to be independent: Duke R. Ligon, Chair, Orland G. Aldridge, Martin H. Belsky and Peter K. Grunebaum. The members of the Special Committee are being paid the following compensation from us for serving on the Special Committee: (i) the chairman of the Special Committee received a one-time payment of $52,500 and each other non-chair member of the Special Committee received a one-time payment of $35,000; (ii) each member is entitled to $1,000 per meeting of the Special Committee and (iii) each member is entitled to $1,500 for each day that such member is personally involved in attending any litigation in connection with the activities of the Special Committee. In 2010, the Special Committee met 17 times.

Compensation Committee Interlocks and Insider Participation
     As stated above, Messrs. Belsky and Ligon were the members of our Compensation Committee in 2010. Neither of them has ever been an officer or employee of ours or any of our subsidiaries. Additionally, none of our executive officers serves on the compensation committee of any entity that has one or more of such entity’s executive officers serving on our Board.

Board Leadership Structure
     Effective April 2, 2010, at the recommendation of Harland C. Stonecipher, Mr. Stonecipher relinquished the positions of Chief Executive Officer and President, remaining the Chairman of the Board, and Randy Harp and Mark Brown were elected Co-Chief Executive Officers. Mr. Brown continued as Senior Vice President and Chief Marketing Officer. Mr. Harp was elected President and continued as Chief Operating Officer. While the Board of Directors believes that the dual service of Mr. Stonecipher as the Chairman of the Board and the Chief Executive Officer had been an effective leadership structure for us, it believed that the separation of duties represented by Mr. Stonecipher would permit effective management in the future by permitting Messrs. Brown, Harp and Stonecipher to focus on different areas. Mr. Stonecipher is better able to focus on active participation by the Board and oversight of management, as well as marketing, product development and recruitment initiatives, while Mr. Harp is better able to focus on our day-to-day operations and Mr. Brown is better able to focus on our day-to-day marketing and recruitment of sales associates.

Company-Wide Risk Oversight
     Our Board of Directors oversees a company-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks we face and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of the full Board of Directors in setting our business strategy is a key part of its assessment of management’s willingness to accept risk and a determination of what constitutes an appropriate level of risk for us.

     While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. The Audit Committee Charter provides that one of the Audit Committee’s responsibilities and duties is compliance oversight, specifically to monitor our compliance with legal and regulatory requirements. In addition to evaluating and recommending the compensation of our executive officers, the Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with our business strategy, but does not create risks that are reasonably likely to have a material adverse effect on us.

     The Nominating Committee assists the Board in fulfilling its corporate governance and oversight responsibilities by reviewing corporate governance issues that may be brought before the Board, by exercising oversight over our Corporate Governance Guidelines, by recommending qualified individuals for nomination as directors and reviewing their performance, and by reviewing applicable laws and regulations related to corporate governance matters.

     The Board is kept abreast of its Committees' risk oversight and other activities via reports of the Committee Chairmen to the full Board. These reports are presented at regular Board meetings and include discussions of Committee agenda topics, including matters involving risk oversight. In addition, members of management who supervise the day-to-day risk management responsibilities report directly to the Board as a whole and to the Committees if requested. The Board considers specific risk topics, including risks associated with our strategic plan, our capital structure and our development activities. In addition, the Board receives regular reports from the members of our senior management team—which consists of the heads of our principal business and corporate functions—that include discussions of the risks and exposures involved in their respective areas of responsibility. These reports are provided in connection with every regular Board meeting and are discussed, as necessary.

Corporate Governance Guidelines and Communications with the Board
     We adopted Corporate Governance Guidelines in January 2004 and a Code of Business Conduct and Ethics in August 2010, each in accordance with the rules of the NYSE. The Code of Business Conduct and Ethics is applicable to all employees and directors, including our principal executive, financial and accounting officers. In addition, each of the Committees of the Board has a charter that has been approved by the Board. Copies of the Corporate Governance Guidelines, Code of Business Conduct and Ethics and committee charters are available at our website, www.prepaidlegal.com. In addition, copies of these documents are available to any shareholder who requests them from our Secretary. We intend to disclose amendments to, or waivers from, our Code of Business Conduct and Ethics by posting to our website.

     Our Corporate Governance Guidelines requires that the non-management directors meet in executive session immediately following each meeting of the Board. The Guidelines provide that the Chairman of the Nominating Committee will preside over these meetings.

     Our Corporate Governance Guidelines provide that any person, including any shareholder, desiring to communicate with, or make any concerns known to us, directors generally, non-management directors or an individual director only, may do so by submitting them in writing to our Quality Assurance Supervisor, One Pre-Paid Way, Ada, Oklahoma 74820, with information to identify the person submitting the communication or concern, including the name, address, telephone number and an e-mail address (if applicable), together with information indicating the relationship of such person to us. Our Quality Assurance Supervisor is responsible for maintaining a record of any such communications or concerns and submitting them to the appropriate addressee(s) for potential action or response. We will establish the authenticity of any communication or concern before forwarding. Under the Corporate Governance Guidelines, we are not obligated to investigate or forward any anonymous submissions from persons who are not our employees.

Proposals of Shareholders and Nominations
     The Board of Directors will consider properly presented proposals of shareholders intended to be presented for action at the annual meeting of shareholders. Such proposals must comply with the applicable requirements of the SEC and our bylaws. Under our bylaws, a notice of intent of a shareholder to bring any matter before a meeting shall be made in writing and received by our Secretary not more than 150 days and not less than 90 days in advance of the annual meeting or, in the event of a special meeting of shareholders, such notice shall be received by our Secretary not later than the close of the fifteenth day following the day on which notice of the meeting is first mailed to shareholders. Every such notice by a shareholder shall set forth: (a) the name and address of the shareholder who intends to bring up any matter; (b) a representation that the shareholder is a registered holder of our voting stock and intends to appear in person or by proxy at the meeting to bring up the matter specified in the notice; (c) with respect to notice of an intent to make a nomination, a description of all understandings among the shareholder and each nominee and any other person (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder and such other information regarding each nominee proposed by the shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had each nominee been nominated by our Board of Directors; and (d) with respect to notice of an intent to bring up any other matter, a description of the matter, and any material interest of the shareholder in the matter. Notice of intent to make a nomination shall be accompanied by the written consent of each nominee to serve as one of our directors, if elected. All shareholder proposals should be sent to our Secretary at One Pre-Paid Way, Ada, Oklahoma, 74820.

     A shareholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 and intended to be included in our proxy statement relating to our 2011 annual meeting must be received no later than December 7, 2010. If the date of our 2011 annual meeting is changed to a date that is more than 30 days before or after the anniversary of our 2010 Annual Meeting of Shareholders, the deadline is a reasonable time before we begin to print and send our proxy materials for our 2011 annual meeting. To be considered for presentation at the 2011 annual meeting, although not included in the proxy statement for such meeting, a proposal must be received within the time period set forth in our bylaws as described above. In addition, the proxy solicited by the Board of Directors for the 2011 annual meeting will confer discretionary authority to vote on any such shareholder proposal presented at the 2011 annual meeting unless we are provided with notice of such proposal no later than ninety days prior to the date of the 2011 annual meeting.

     The Nominating Committee has a charter that is posted on our website at www.prepaidlegal.com. The Nominating Committee has not adopted a separate policy relating to nomination of directors by shareholders because the procedure for nomination is governed by our bylaws described above. The criteria for nomination of directors are set forth in the Nominating Committee charter and the charter does not address specific minimum qualifications or skills that a nominee or board member must have. The process used by the Nominating Committee for identifying and evaluating nominees for our Board consists of reviewing qualifications of candidates suggested by management, other board members or shareholders, including personal interview of the candidate. The specific requirements for nominees from shareholders provided by our bylaws described above are required to be followed. We have not previously received nominations from shareholders and, accordingly, are unable to determine whether the process for evaluation of shareholder nominees differs from the process for evaluation of other nominees. We anticipate, however, that the Nominating Committee will evaluate all nominees in the same manner regardless of the source of the nomination.

Diversity
     We do not have a formal diversity program, but rather consider diversity among the various factors relevant to any particular director nominee. The Board of Directors and the Nominating Committee consider the diversity of our incumbent directors, as well as the diversity of director nominees, including diversity of background and experience, as well as ethnic and other forms of diversity. The Board and the Nominating Committee prefer a mix of background and experience among the Board’s members. The board and the Nominating Committee do not follow any formula or ratio to determine the appropriate mix. Rather, they use their judgment to identify nominees whose backgrounds, attributes and experiences, taken as a whole, will contribute to our high standards of Board service. We implement this policy by seeking recommendations from our current directors of persons who fulfill our requirements and who have diverse characteristics. The effectiveness of this approach is evidenced by the directors’ participation in insightful and robust yet mutually respectful deliberation that occurs at Board and committee meetings.

EXECUTIVE OFFICERS
     Effective April 2, 2010, following the relinquishment by Harland C. Stonecipher of the office of Chief Executive Officer, Randy Harp and Mark Brown were elected our Co-Chief Executive Officers. The Charter of the Nominating Committee, which contemplated a single Chief Executive Officer, was amended to reflect the implementation of the management changes and the Board of Directors waived the requirement that the Chief Executive Officer be a director pending review of the governing corporate documents.

     Our current executive officers are named below:

Name	Age	Position
Harland C. Stonecipher	72	Chairman of the Board of Directors
Randy Harp	55	Co-Chief Executive Officer, President and Chief Operating Officer
Mark Brown	57	Co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer
Steve Williamson	50	Chief Financial Officer
Kathleen S. Pinson	58	Vice President of Regulatory Compliance and Secretary

     All executive officers serve at the discretion of the Board, subject to, in the case of Mr. Stonecipher, the terms of his employment agreement described below.

     Unless otherwise discussed below, none of the corporations or other entities named below is a parent, subsidiary or other affiliate of ours.

     Randy Harp
     Mr. Harp was named Chief Financial Officer in March 1990 and served in that capacity until May 2000 and has also served as Chief Operating Officer since March 1996. In April 2010 he was elected Co-Chief Executive Officer and President and continued as Chief Operating Officer. Mr. Harp served on the Board of Directors from March 1990 until May 2004 when he resigned from the Board of Directors as part of a corporate governance initiative required by the rules of the NYSE to have independent, outside directors comprise the majority of the Board. Mr. Harp is a Certified Public Accountant.

     Mark Brown
     Mr. Brown served as Senior Vice President and Chief Marketing Officer from October 2006 to April 2010 when he was elected Co-Chief Executive Officer and continued as Senior Vice President and Chief Marketing Officer. Prior to October 2006, Mr. Brown was our National Sales Director for Group Marketing and Senior Regional Vice President for most of the State of Texas and has been one of our independent associates for more than 15 years. Prior to his association with us, Mr. Brown owned his own printing business for 18 years.

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

     Kathleen S. Pinson
     Ms. Pinson was named our Controller in May 1989 and has been a Vice President since June 1982. Ms. Pinson served on the Board of Directors from April 1990 until August 2002 when she resigned from the Board of Directors together with three other directors as part of a corporate governance initiative to have outside directors comprise the majority of the Board. Ms. Pinson has been employed since 1979 and currently serves as Senior Vice President of Regulatory Compliance and Secretary. Ms. Pinson is a Certified Public Accountant.

     Significant Employee - Wilburn L. Smith
     Wilburn Smith has been active in our marketing division since 1980. He served as one of our directors from March 1993 to October 1995 and from April 1997 to December 2001, during which time he also served as our President. Mr. Smith currently serves as our National Marketing Director.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the SEC. We are required to disclose delinquent filings of reports by such persons during 2010. Based on a review of the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that during 2010 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders were timely met.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
General
     Effective April 2, 2010, Mr. Stonecipher relinquished the title and responsibilities of Chief Executive Officer and President. At the suggestion of Mr. Stonecipher, the Board of Directors unanimously approved that the title and responsibilities of Chief Executive Officer will be shared equally by two Co-Chief Executive Officers - Randy Harp and Mark Brown. The Board also elected Mr. Harp as President and Mr. Harp continued as Chief Operating Officer. Mr. Brown continued as Senior Vice President and Chief Marketing Officer.

     Our compensation philosophy and the objectives of our compensation programs are to:
  Recognize that membership revenues and growth in membership revenues are the most significant factors in our corporate objectives, since the expense components of our business as a percentage of membership revenues do not vary materially. Accordingly, incentive compensation should be based on membership or membership revenue metrics.

  Pay compensation to our Chairman and Founder primarily based on incentive compensation tied to membership revenues, and secondarily as required by long-standing written agreements.

  Pay compensation to our Co-Chief Executive Officer, President and Chief Operating Officer principally based on a competitive salary and secondarily with incentive compensation tied to membership revenues.

  Pay our Co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer based primarily on incentive compensation tied to memberships written and secondarily a competitive salary.

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

  Provide a non-qualified deferred compensation program to permit us and our named executive officers to avoid the nondeductibility provisions of Section 162 of the Internal Revenue Code for compensation in excess of $1 million, and to permit supplemental retirement benefits for all named executive officers in excess of amounts provided under our defined contributions plan.
     To maintain simplicity in our compensation, we have not historically adopted any equity or long-term compensation plans other than stock options, which we discontinued granting to executive officers in 2002. We have not evaluated gains from historical option exercises or potential gains from option exercises in evaluating other executive officer compensation. We do not have any specific equity ownership guidelines, but we strongly encourage our executive officers to own our Common Stock.

     We also do not have term employment agreements with anyone other than Mr. Stonecipher, which was entered into in 1993 and is currently on a year-to-year basis.

     The Compensation Committee has not engaged in any benchmarking or peer group comparisons in connection with any compensation decisions because of our unique characteristics and the absence of any true peer groups. For our incentive cash compensation plans that are based on the formulas described, there have been no historical discrepancy adjustments to the amount of such compensation, except as with respect to Mr. Stonecipher’s incentive compensation as described below.

     The elements of our compensation for the named executive officers vary, depending on their position, and are described below. All of these elements, other than those for which we are contractually obligated, are subject to change if the Compensation Committee believes a change is appropriate. The Compensation Committee has reviewed the relative compensation of all of the named executive officers. The total compensation of the Co-Chief Executive Officers, which is significantly higher than our other named executive officers, reflects their critical role in our operations, ongoing marketing of memberships, and supervision of the marketing force.

     Because our compensation arrangements are relatively simple and we do not have complex equity plans, the Compensation Committee does not use tally sheets in analyzing executive officer compensation, but does review each element of compensation as described in this Form 10-K/A in evaluating and approving our Co-Chief Executive Officers’ total compensation and consulting with the Co-Chief Executive Officers with respect to the total compensation of other executive officers.

     The Compensation Committee has reviewed our compensation programs and determined that none of our compensation programs would create risks that do, and are reasonably like to, have a material adverse effect on us. The Compensation Committee presented its review and its conclusion to the entire Board.

     On June 2, 2010 our Board, at the recommendation of the Compensation Committee, amended and modified, in certain respects, the compensatory arrangements with Mr. Stonecipher, Mr. Harp and Mr. Brown. A discussion of the changes follows in the individual elements of compensation for each.

Individual Elements of Compensation
     Chairman of the Board – Harland C. Stonecipher
     Incentive Compensation. On June 2, 2010, the Board of Directors approved, effective as of April 2, 2010, a change in Mr. Stonecipher’s compensation. Effective April 2, 2010, and in lieu of any Stonecipher Incentive Compensation (described below) that would otherwise be paid on membership revenues received on memberships written on and after April 2, 2010, Mr. Stonecipher receives a commission override equal to 0.375% of membership revenues received on memberships written on and after April 2, 2010 until April 1, 2015, and, thereafter 0.25`% of membership revenues received on memberships written on and after April 2, 2010. The commission records built for memberships written on and after April 2, 2010, will continue to be built as a part of the commission process as long as Mr. Stonecipher actively participates in the governance and/or management of the Company. All such overrides (on and after April 2, 2010) will remain effective as long as the memberships persist.

     Prior to the effective date of such amendment and modification, the Stonecipher Incentive Compensation consisted of (a) a monthly bonus equal to 0.25% of monthly membership revenues we received during such month if such month's membership revenues were equal to at least 85% of the membership revenues received by us during the same calendar month of the previous calendar year and (b) a quarterly bonus equal to 0.25% of the membership revenues received by us during such quarter if such quarter's membership revenues were greater than the membership revenues received by us during the same calendar quarter of the previous calendar year. The Stonecipher Incentive Compensation will continue to be paid, in accordance with terms described above, on membership revenues received on memberships written prior to April 2, 2010 as long as the performance criteria described above are met.

     During 2010, Mr. Stonecipher earned $1,945,611 in bonuses pursuant to these membership revenue override incentive arrangements. These amounts were between the threshold and target levels reflected in our previous proxy statement. Mr. Stonecipher also has historically received and is expected to continue to receive incentive compensation equal to 2.5% of premiums received by unrelated insurance companies that issue cancer and dread disease policies through PPL Agency, a wholly owned subsidiary of ours that sells such policies through less than five independent agents (the “PPL Agency Plan”). This incentive was originated in 1982 when PPL Agency was organized to recognize Mr. Stonecipher’s efforts in organizing this agency. In 2010, Mr. Stonecipher earned $21,158 in compensation under this arrangement. In 2010, these incentive compensation components represented more than 80% of Mr. Stonecipher’s total cash compensation.

     Salary and Member Override. The base salary of Mr. Stonecipher has been established pursuant to an employment agreement that commenced in January 1993 and expired in 2003, but is automatically extended for successive one-year periods until either party elects to terminate the agreement at least 30 days prior to the expiration date. At inception of the agreement, Mr. Stonecipher’s base salary was $157,755 and it has not been adjusted since that time, as the Compensation Committee prefers to provide compensation to Mr. Stonecipher primarily in the form of incentive compensation described above. On June 2, 2010, the Board of Directors approved, effective as of April 2, 2010, the continued receipt by Mr. Stonecipher of (a) a base salary of $157,755.00 and the supplemental retirement benefits contemplated by his existing employment agreement, (b) incentive compensation equal to 2.5% of the premiums received by the PPL Agency, Inc., a subsidiary of ours, and (c) an override commission, payable monthly, in an amount equal to $0.25 per active membership, with a maximum monthly payment of $20,000 (equivalent to 800,000 members) or $240,000 per year (“Member Override Agreement”). The existing employment agreement contemplates that Mr. Stonecipher will receive supplemental retirement benefits of $26,000 per year for ten years or until the date of his death, if earlier. In order to receive such payments, Mr. Stonecipher has agreed to make himself available to render advisory and consulting services to us and not to compete with us. The payment of the commissions to Mr. Stonecipher under the Member Override Agreement continues during his lifetime and after his death to his designated beneficiaries and their successors so long as we sell legal expense plans. At the time the Member Override Agreement was entered into in 1986, we had 133,816 members. We intend to continue to abide by this agreement but it is now considered the same as salary given the level of our memberships far exceeds the 800,000 members needed to generate the maximum override commission.

     Post-Employment Compensation. Mr. Stonecipher is entitled to post-employment compensation under our defined contribution qualified retirement plan in which he participates on the same basis as all other employees. He is also a participant in our non-qualified deferred compensation plan that is described below. He also receives a supplemental retirement benefit under his employment agreement that is described below under “Other Potential Post-Employment Payments.” Finally, as noted above, he will continue to receive payments under the Member Override Agreement.

     Co-Chief Executive Officer, President and Chief Operating Officer – Randy Harp
     On June 2, 2010, the Board of Directors approved, effective as of April 2, 2010, an increase in the annual base salary of Randy Harp by $100,000 to $366,219, together with subsequent increases of $100,000 on each of June 30, 2010, September 30, 2010 and December 31, 2010. Following such increases, Mr. Harp’s annual salary as of December 31, 2010, was $666,219.

     In addition, on June 2, 2010, the Board of Directors approved an override payable to Mr. Harp of 0.10% on all membership revenues received by us on memberships written on and after April 2, 2010. In 2010, Mr. Harp received $19,936 pursuant to these overrides.

     Effective on April 2, 2010, Mr. Harp was not eligible to participate in our non-equity incentive plan for the other named executive officers, under which they are entitled to quarterly bonuses equal to the percentage increase in active membership fee revenue in force as of the end of each quarter compared to the same quarter end of the previous year (subject to such increase being more than 2%).

     Co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer – Mark Brown
     On June 2, 2010, the Board of Directors approved, effective as of April 2, 2010, an annual base salary for Mark Brown of $240,000.

     In addition, on June 2, 2010, the Board of Directors approved a 0.137% override payable to Mr. Brown on all membership revenues received by us on memberships written on and after April 2, 1010. Although Mr. Brown will continue to receive commissions generated from previously built override records, new override records beginning April 2, 2010 will be built in lieu of all other commission records that were being built for Mr. Brown, including, without limitation, the 0.5% override on group membership revenues previously received by Mr. Brown as Head of Group Marketing of the Company, the 0.3% override on Texas membership revenues previously received by Mr. Brown as Regional Vice President for Texas and the 0.13% override on all membership revenues previously received by Mr. Brown as Chief Marketing Officer. During 2010, Mr. Brown received $628,789 pursuant to these overrides.

     Like all sales associates, Mr. Brown will continue to receive commissions from sales of memberships both personally and by members in his personal sales organization as long as the underlying memberships persist, including, without limitation, after separation from employment so long as he continues to be a vested associate, which requires him to maintain a personal membership or to sell at least three memberships each quarter and to abide by the applicable policies and procedures for associates.

Other Named Executive Officers
     Salary. The other named executive officers receive salaries established by our Co-Chief Executive Officers in consultation with the Compensation Committee that are based on their relative seniority, level of responsibility, an assessment of each executive officer’s performance and potential contribution to our financial and operational objectives. Salary is typically the most significant portion of the other named executive officers’ compensation and represented 100% of their total compensation in 2010.

     Incentive Compensation. We have a non-equity incentive plan for the other named executive officers under which they are entitled to quarterly bonuses equal to a percentage of their salaries equal to the percentage increase in active membership fee revenue in force as of the end of each quarter from the end of the same quarter in the preceding year subject to such increase being more than 2% (the “In Force Premium Bonus Plan”). In 2010, the other named executive officers did not receive any incentive compensation under the In Force Premium Bonus Plan.

     Post-Employment Compensation. Our other named executive officers are entitled to post-employment compensation under our defined contribution qualified retirement plan in which they participate on the same basis as all other employees. They are also participants in our non-qualified deferred compensation plan that is described below.

Personal Benefits and Perquisites
     We own two corporate airplanes that are used almost exclusively for business purposes by our executive officers and other employees. On business travel, Mrs. Stonecipher routinely accompanies Mr. Stonecipher. We believe this practice is consistent with the family image we desire to present to our sales force and employees. There is no incremental cost to us for Mrs. Stonecipher to accompany Mr. Stonecipher on these trips. Occasionally, we permit Mr. Stonecipher to use one of the planes for personal purposes. In these circumstances, Mr. Stonecipher reimburses us at an hourly rate intended to fully offset both our fixed and incremental cost of this travel, including fuel, maintenance, personnel, insurance, etc. and any miscellaneous trip expense. During 2010, Mr. Stonecipher used the corporate aircraft for personal purposes 11.6 hours (approximately 9% of the total aircraft usage) and reimbursed us $15,110. We also provide an automobile (including fuel and maintenance) for Mr. Stonecipher. The cost attributable to his personal use is based on the estimated lease value of the automobiles, plus fuel and maintenance, is included in his taxable wages and unless the aggregate amount of personal benefits is less than $10,000, is reflected in the summary compensation table below. We also have a split dollar life insurance plan for Mr. Stonecipher and his wife that was entered into in 1984 and is described below.

Impact of Regulatory Requirements on Executive Compensation Decisions
     Section 162(m) of the Internal Revenue Code provides that we may be limited in deducting annual compensation in excess of $1 million paid to certain executive officers. The Compensation Committee has considered the effect of Section 162(m) on our compensation program. The deferred compensation plan described below was adopted in 2002 in part to be responsive to the limitations of Section 162 by permitting the deferral of compensation that would not otherwise be deductible under Section 162. In certain circumstances, it may be in our shareholders’ best interests to retain the flexibility to pay compensation that may not be deductible under Section 162. The Compensation Committee reviewed this amount from a cost/benefit perspective and concluded that it was acceptable.

Compensation Committee Report
     In accordance with its written charter adopted by the Board of Directors, the Compensation Committee of the Board is responsible for establishing the compensation of our executive officers to assure they are compensated in a manner consistent with our overall objectives. The Compensation Committee is also obligated to communicate to shareholders information regarding our compensation policies and the reasoning behind such policies.

     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with management. Based on this review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K/A.

     The preceding report is presented by the members of the Compensation Committee.

/s/ Duke R. Ligon	/s/ Martin H. Belsky
Duke R. Ligon	Martin H. Belsky
Chair	Committee Member

Summary Compensation Table
     The following table sets forth the compensation paid by us for services rendered during the years ended December 31, 2010, 2009 and 2008, respectively, to the individuals identified below, who are referred to as our “named executive officers.”

			Non-Equity	All
Name and Principal			Incentive Plan	Other
Position	Year	Salary(1)	Compensation(2)	Compensation(3)	Total(4)
Harland C. Stonecipher	2010	$397,747	$1,966,769	$39,005	$2,403,521
Chairman of the Board of Directors	2009	397,747	1,424,721	30,070	1,852,538
	2008	400,781	1,800,175	35,315	2,236,271

Randy Harp	2010	426,362	19,936	14,700	460,998
Co-Chief Executive Officer, President	2009	272,379	–	14,700	287,079
and Chief Operating Officer	2008	276,464	18,442	15,060	309,966

Mark Brown	2010	180,921	1,124,060	5,200	1,310,181
Co-Chief Executive Officer, Senior	2009	–	1,213,217	5,200	1,218,417
Vice President and Chief Marketing	2008	–	1,006,707	5,300	1,012,007
Officer

Steve Williamson	2010	171,809	–	12,664	184,473
Chief Financial Officer	2009	165,375	–	9,957	175,332
	2008	161,629	10,616	11,140	183,385

Kathleen S. Pinson	2010	175,374	–	10,522	185,896
Vice President of Regulatory	2009	163,567	–	9,850	173,417
Compliance and Secretary	2008	172,923	11,144	11,637	195,704
____________________

(1)	The salary amount for Mr. Stonecipher includes salary payable under his employment agreement and amounts payable under the Member Override Agreement.

(2)	Non-equity incentive plan compensation paid to Mr. Stonecipher consisted of: (i) $1,945,611, $1,393,128, and $1,752,537, in 2010, 2009 and 2008, respectively, pursuant to membership revenue overrides after the aircraft reduction (if applicable); and (ii) $21,158, $31,593 and $47,638, in 2010, 2009 and 2008, respectively, payable under the PPL Agency Plan.

For Mr. Harp, non-equity incentive compensation includes $19,936 in 2010 pursuant to membership revenue overrides.

For Mr. Brown, non-equity incentive compensation includes (i) $628,789, $488,809 and $353,857, in 2010, 2009 and 2008, respectively, pursuant to membership revenue overrides.

For the other named executive officers, non-equity incentive compensation, if any, consists of amounts payable under the In Force Premium Bonus Plan.

For a description of these various incentives, see “Compensation Discussion and Analysis – Individual Elements of Compensation”.

(3)	All other compensation of Mr. Stonecipher includes $463, $903 and $1,322, in 2010, 2009 and 2008, respectively, relating to the time value of premiums paid pursuant to a certain split dollar life insurance agreement that provides for such premiums to be refunded to us upon Mr. Stonecipher’s death; $23,842, $14,467 and $21,191 during 2010, 2009 and 2008, respectively, of automobile related cost attributable to personal use based on the estimated lease value of the automobile; and also includes $14,700, $14,700 and $12,802, in 2010, 2009 and 2008, respectively, representing vested contributions by us to our deferred compensation plan and the Employee Stock Ownership and Thrift Plan and Trust (the “ESOP”). All other compensation of Messrs. Harp, Brown and Williamson and Ms. Pinson consists of vested contributions by us to the deferred compensation plan and the ESOP.

(4)	Annual compensation amounts include amounts deferred at the election of the named executive officers pursuant to a non-qualified deferred compensation plan that we adopted in 2002, as described below under “Nonqualified Deferred Compensation.”

Plan-Based Awards
     Under various incentive plans described above in the Compensation Discussion and Analysis, our named executive officers are entitled to receive incentive compensation in 2011 (and potentially future years if such plans continue) based on the level of membership fees or annual in force membership fees at the end of each quarter. The following table sets forth the amount of such payments based on the various assumptions contained in the table. There is no assurance that any of such payments will be made if the criteria for payment under such incentive plans are not achieved. In addition, there are no maximum amounts payable under the plans listed, so if the performance criteria exceed the assumed maximum level reflected in the table, the amount of compensation would also be greater.

		Actual or Estimated Future Payouts
		Under Non-Equity Incentive Plan
		Awards
Name and Principal Position	Plan	Threshold	Target	Maximum
Harland C. Stonecipher	Membership revenue override (1)	$1,819,787	$1,970,926	$2,122,063
Chairman	PPL Agency Plan (2)	15,869	21,158	26,448

Randy Harp	Membership revenue override(1)	59,808	69,776	79,744
Co-Chief Executive Officer,
President and Chief Operating
Officer

Mark Brown	Membership revenue override (1)	961,642	1,030,608	1,099,573
Co-Chief Executive Officer, Chief
Marketing Officer and Senior
Vice President

Steve Williamson	In Force Premium Bonus Plan (3)	19,624	32,706	65,412
Chief Financial Officer

Kathleen Pinson	In Force Premium Bonus Plan (3)	20,223	33,704	67,408
Senior Vice President of
Regulatory Compliance and
Secretary
____________________

(1)	The Membership revenue override payouts for 2011 were based on the assumption that commissions attributable to override arrangements in place prior to April 2, 2010 would be as follows: Threshold 80%; Target 85% and Maximum 90% for 2011 compared to 2010, and that commissions attributable to override arrangements beginning April 2, 2010, would be increased for 2011 compared to 2010 as follows: Threshold 3 times; Target 3.5 times and Maximum 4 times. Since these compensation elements do not directly relate to overall company revenue, no specific revenue targets are applicable.

(2)	The PPL Agency Plan payouts for 2011 were based on the following levels of PPL Agency commission income compared to 2010: Threshold 75%; Target 100% and Maximum 125%. Since these compensation elements do not directly relate to overall company revenue, no specific revenue targets are applicable.

(3)	The In-Force Premium Bonus Plan payouts for 2011 were based on the following levels of increases in annual in force premiums at the end of each quarter of 2011 compared to the comparable quarter of the prior year: Threshold 3%; Target 5% and Maximum 10%. There are no payments made under this Plan unless the annual in force premium at the end of each quarter of 2011 is more than 2% above the annual in force premium as of the end of the comparable quarter of 2010. Specific revenue targets associated with these levels would be $437 million, $445 million and $466 million, respectively.

Stock Options
     There have been no grants of stock options under our Stock Option Plan to any of the named executive officers since May 2002.

Outstanding Equity Awards
     The following table reflects outstanding stock options held by our named executive officers as of December 31, 2010:

Option Awards
Number of Securities
	Underlying Unexercised Option		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date
Harland C. Stonecipher	–	–	N/A	N/A
Randy Harp (1)	30,000	–	19.20	March 1, 2011
Mark Brown	–	–	N/A	N/A
Steve Williamson (1)	8,000	–	$19.20	March 1, 2011
Kathleen S. Pinson	–	–	N/A	N/A
____________________

(1)	Option vesting date was May 23, 2005.

Option Exercises
     No named executive officer exercised any options during 2010. Randy Harp and Steve Williamson exercised their stock options in full on February 14, 2011.

Equity Compensation Plans
     The following table provides information with respect to our equity compensation plans as of December 31, 2010, (other than our tax qualified Employee Stock Ownership Plan designed to provide retirement benefits).

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved
by security holders (1)	38,000	$19.20	1,346,252
Equity compensation plans not
approved by security holders	–	–	–
Total	38,000 (2)	$19.20	1,346,252 (3)

____________________

(1)	These stock options were issued pursuant to our Stock Option Plan that was approved by security holders. We do not expect to grant any additional options under this plan.

(2)	These options were exercised in full in February 2011.

(3)	Under the terms of the January 30, 2011 merger agreement with affiliates of MidOcean Partners III, L.P. (“MidOcean”), we are prohibited from issuing any securities without MidOcean’s consent.

Nonqualified Deferred Compensation
     In 2002, we adopted, as part of our post-employment compensation policy for executive officers and certain managers, an unfunded, nonqualified deferred compensation plan, which permits our executive officers and other key employees to defer receipt of a portion of their annual compensation. Deferred amounts accrue hypothetical returns based on investment options selected by the participant. Deferred amounts are paid in cash based on the value of the investment option and are generally payable following termination of employment in a lump sum or in installments as elected by the participant, but the plan provides for distributions in the event of total disability or death and distributions upon a change in control. The plan also provides a death benefit of $500,000 payable to the beneficiary of each named executive officer participant in the plan if such officer dies before he or she is entitled to receive the benefits offered pursuant to such plan. Although the plan is unfunded and represents an unsecured liability of ours to the participants, we have purchased variable life insurance policies owned by us to insure the lives of the group of participants and to finance our obligations under the plan.

     A participant in the plan may elect to defer receipt of up to 75% of their base salary and up to 100% of their bonus compensation. Amounts deferred accrue hypothetical returns based upon investment options selected by the participant. These investment options generally include mutual funds representing various asset classes and each executive may change investment elections daily. Earnings (losses) on these mutual funds ranged from 33.3% to (0.5)% during the 12 months ended December 31, 2010. Under the plan, we promise to pay our executives the amounts of their compensation that the executives elected to defer plus the accrued returns. We may, in our sole discretion, make a discretionary make-up matching contribution to the deferral account of each participant in the deferred compensation plan who (1) had elective salary deferrals to the 401(k) plan in the maximum amount permitted under the 401(k) plan for the prior plan year, and (2) deferred an amount to the deferred compensation plan for the prior plan year. The amount of the discretionary make-up matching contribution made to the deferred compensation plan shall be determined to be any amount necessary (a) to replace any lost benefit due to the participant's participation in the deferred comp plan and (b) to restore any matching contribution that would have been made on behalf of the participant under the 401(k) plan for such plan year but which could not be made because of any reduction in matching contributions under the 401(k) plan attributable to ADP testing limitations on the participant's elective salary deferrals to the 401(k) Plan. During 2010, we made $4,144 in discretionary make-up matches and amounts attributable to our named executive officers are included in the table below.

     The participants in the plan are entitled to payments from the plan upon the earlier of: (i) reaching the age of 65, or in the case of Mr. Stonecipher, on November 6, 2012, (which was 10 years after adoption of the plan); (ii) disability; (iii) death; (iv) a change in control; or (v) termination of employment. Amounts payable to plan participants are payable in a lump sum or in annual installments (5, 10 or 15 years) as elected by the participant, although we may, at our discretion, pay the participant the lump sum to which such participant is entitled.

     We consider our nonqualified compensation plan as an important element of compensation payable to our executive officers. Because the plan is voluntary and primarily funded only by participant individual deferrals, we do not take into consideration amounts payable to a participating executive officer under the plan when making compensation decisions regarding such officer. The purpose of the deferred compensation plan is to provide our officers with an additional investment vehicle in which to achieve their long-term investment and other income tax planning goals in recognition of certain limitations on such individuals’ participation in our defined contribution plan pursuant to federal income tax rules and regulations applicable to highly compensated individuals. Additionally, the plan was adopted to allow us to address the limitations on executive compensation imposed by Section 162(m) of the Internal Revenue Code.

The following table sets forth activity under the plan in 2010:

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance at
	Contributions	Contributions	Earnings in	Withdrawals/	December 31,
Name	in 2010(1)	in 2010(1)	2010(3)	Distributions	2010
Harland C. Stonecipher	$1,438,658	$–	$358,365	$–	$8,433,095
Randy Harp	135,393	2,615	82,699	–	694,906
Mark Brown (2)	–	–	–	–	–
Steve Williamson	9,817	598	4,009	39,251	45,086
Kathleen S. Pinson	16,368	931	14,393	–	145,146
____________________

(1)	Amounts deferred at the election of the named individuals and discretionary make-up contributions by us pursuant to our nonqualified deferred compensation plan are included in the Summary Compensation Table above.

(2)	Mr. Brown became eligible to participate in the plan during 2010.

(3)	Earnings are based on the hypothetical investment options selected by each participant.

     As of December 31, 2010, we had an aggregate deferred compensation liability of $11.4 million and cash value of the underlying insurance policies owned by us was $10.2 million.

Defined Contribution Plan
     We offer a tax qualified defined contribution “401(k)” plan to all of our employees, including our executive officers, to provide a benefit payable to an employee or his heirs upon retirement, total disability, or death. Under the terms of the plan and subject to limitations of federal law, each of our employees can elect to defer a portion of his or her compensation and direct such deferrals to the investments offered under the plan, generally consisting of mutual funds in various asset classes as well as our Common Stock. Subject to the terms of the plan, we make discretionary matching cash contributions to the plan on behalf of the participant employees. Participants are immediately vested in their deferred contributions, but our contributions are subject to certain vesting requirements. By permitting employee deferrals to be invested in our Common Stock, we believe the interests of employees are aligned with the interest of shareholders. The plan permits employees to diversify their investment in our Common Stock made with our contributions in accordance with federal law. Executive officers participate in the plan on the same basis as all other employees. Our 2010 contributions to the plan for the account of the named executive officers are included in the Summary Compensation Table set forth above.

Other Potential Post-Employment Payments
     In addition to the other post-employment payments described above, Harland Stonecipher is entitled to certain additional compensation under separate contractual arrangements as described below.

     Under the terms of his 1993 employment agreement, Mr. Stonecipher is entitled to a supplemental retirement benefit of $26,000 per year for ten years or until the date of his death, if earlier. In order to receive such payments, Mr. Stonecipher has agreed to make himself available to render advisory and consulting services to us and not to compete with us.

     In July 1984, we entered into a split dollar life insurance arrangement with Shirley A. Stonecipher, Mr. Stonecipher’s wife, whereby we agreed to pay premiums on a life insurance policy covering Mr. Stonecipher. The face amount of the policy is $600,000 and Mrs. Stonecipher is the owner and beneficiary. Mrs. Stonecipher has an agreement with us whereby upon Mr. Stonecipher’s death, the proceeds of the policy will be paid to us in an amount sufficient to reimburse premiums paid to date by us in addition to any supplemental retirement payments made pursuant to Mr. Stonecipher’s employment contract. The time value of premiums paid pursuant to this agreement is included in Summary Compensation Table set forth above. Our obligation to pay the supplemental retirement benefit described above is subject to the continuation of split dollar life insurance agreement between Mrs. Stonecipher and us. If this agreement is terminated for any reason by either party, our obligation to pay the supplemental retirement benefit also terminates.

     Mr. Stonecipher’s employment contract provides that if we terminate his employment for any reason (other than for Mr. Stonecipher’s death or disability) or Mr. Stonecipher terminates his employment after a change in control of us (as defined in the agreement) or due to an uncured material breach of the agreement by us, we are required to pay Mr. Stonecipher a lump sum payment equal to the present value, using a 3% discount rate, of the total salary for the remaining term plus the supplemental retirement benefits, which are described in more detail above. If Mr. Stonecipher’s employment is terminated by us due to his disability, we are required to pay the full amount of Mr. Stonecipher’s salary to him for twelve weeks and 75% of the amount of his salary for the remaining term of the agreement subsequent to the initial twelve weeks. Additionally, if Mr. Stonecipher dies during his employment, we are obligated to pay his estate $5,000 plus the full amount of Mr. Stonecipher’s salary for 26 weeks. As described above, Mr. Stonecipher’s salary under the employment agreement is $157,755 and the maximum remaining term is one-year since the agreement is annually renewable on a year-by-year basis.

Named Executive Officer Severance Plan and Retention Bonus Program
     On December 30, 2010, the Special Committee unanimously approved and adopted a change in control severance plan (as subsequently amended and restated by the Special Committee on January 6, 2011 and January 30, 2011, respectively, the “Change in Control Severance Plan”) and a retention bonus program, including a form of retention bonus letter (the “Retention Bonus Program”), for certain of our named executive officers and other employees. The named executive officers who are eligible to participate in the Change in Control Severance Plan and the Retention Bonus Program are Randy Harp, Co-Chief Executive Officer, President and Chief Operating Officer, Mark Brown, Co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Steve Williamson, Chief Financial Officer, and Kathleen S. Pinson, Vice President of Regulatory and Compliance and Secretary. Harland C. Stonecipher, our Chairman, is not eligible to participate in the Change in Control Severance Plan or the Retention Bonus Program.

     Severance benefits under the Change in Control Severance Plan are triggered upon a participating executive’s involuntary termination of employment with us and our affiliates other than for “cause,” or the participating executive’s termination of employment for “good reason,” during the 24-month period beginning on the date of a “change in control” (as defined in the Change in Control Severance Plan).

     For purposes of the Change in Control Severance Plan, (a) “cause” generally means (i) failure or refusal by the participating executive to substantially perform his or her duties (except where the failure results from incapacity due to disability); (ii) severe misconduct or activity deemed detrimental to our interests or our affiliates (including, but not limited to, acts involving dishonesty, violation of our written policies or our affiliates that apply to the participating executive, violations of safety rules, disorderly conduct, discrimination and/or discriminatory harassment or unauthorized disclosure of confidential information of ours or our affiliates); or (iii) the participating executive’s entry of a plea of nolo contendere to, or the conviction of, a crime; and (b) “good reason” generally means (i) a reduction of 10 percent or more in the participating executive’s base salary as in effect immediately prior to the change in control; (ii) a material diminution of the participating executive’s authority, duties or responsibilities from those in effect immediately prior to the change in control; or (iii) a change in the principal location of the participating executive’s job or office, such that he or she will be based at a location that is 50 miles or more further from such executive’s principal job or office location immediately prior to the change in control. A participating executive’s termination will not be for good reason if we cure the event constituting good reason within 30 days after receiving the executive’s timely notice of the event constituting good reason. A participating executive is not entitled to benefits under the Change in Control Severance Plan unless he or she executes an effective release of claims against us and our affiliates and their respective officers, directors, employees and agents.

     A participating executive who qualifies for severance benefits under the Change in Control Severance Plan will be entitled to a cash severance benefit equal to (A) one month of such participating executive’s base salary as of the termination date, multiplied by (B) such participating executive’s full completed years of service as of the termination date. In addition, such participating executive will be entitled to a pro rata portion of his or her target annual incentive bonus for the year in which the termination occurs. Participating executives are not entitled to receive duplicate severance payments under any other change in control plan or agreement, offer letter or letter agreement, and payments under the Change in Control Severance Plan are expressly conditioned upon a participating executive not receiving duplicate payments. Payments under the Retention Bonus Program are not considered duplicate payments for this purpose.

     The Change in Control Severance Plan also provides for continued medical and dental plan coverage and outplacement services for varying periods of time (and at varying levels) following termination.

     The Change in Control Severance Plan provides that a participating executive’s severance benefits will be cut back to the extent required to avoid excise tax liability that may be incurred as a result of a change in control. To the extent any such benefits are so reduced, the participating executive will be treated as having forfeited such benefits.

     Consummation of the merger transaction with MidOcean would constitute a “change in control” for purposes of the Change in Control Severance Plan.

     The following table shows the estimated potential cash installment payments to our executive officers pursuant to the Change in Control Severance Plan, assuming the merger transaction with MidOcean closes on July 31, 2011 and assuming they are terminated on such date.

Name	Installment Cash Payment
Randy Harp	$1,188,091
Mark Brown	330,000
Steve Williamson	155,353
Kathleen S. Pinson	447,987

Retention Bonus Program
     The Retention Bonus Program consists of a retention bonus pool for all participating employees, including the participating executives, in an aggregate amount not to exceed $600,000 and the related form of retention bonus letter (the “Retention Bonus Letter”). The Retention Bonus Program is administered by the Special Committee, which is authorized to determine who will receive retention bonuses and the amount of such bonuses. As of the date of this Form 10-K/A, the Special Committee has not granted any retention bonus awards under the Retention Bonus Program but will do so prior to the effective date of the Merger.

     A participating executive who has been granted a retention bonus will be entitled to such bonus only if (1) he or she remains continuously employed by us and our affiliates through the date that is 60 days after a “change in control” (as such term is defined in the Change in Control Severance Plan) that occurs prior to September 30, 2011, or (2) such participating executive’s employment is terminated by us for reasons other than “cause” or by such participating executive for “good reason” in each case prior to September 30, 2011. The definitions of the terms “cause” and “good reason” in the Retention Bonus Letter are similar to the definitions of such terms in the Change in Control Severance Plan, as described above. A participating executive’s termination will not be for good reason if we cure the event constituting good reason within 15 days after receiving the executive’s timely notice of the event constituting good reason.

Other Change in Control Provisions
     A change in control also entitles the named executive officers who are participants in the deferred compensation plan to commence to receive payments as described under “Nonqualified Deferred Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information concerning the beneficial ownership of our shares of Common Stock as of March 31, 2011 by (a) each person (other than our directors and named executive officers) known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding Common Stock. Unless otherwise noted, the information is based on Schedules 13D or 13G filed by the applicable beneficial owner with the SEC or other information provided to us by the beneficial owner.

Security Ownership of Certain Beneficial Owners
     The following table sets forth certain information concerning the beneficial ownership of our shares of Common Stock as of March 31, 2011 (unless otherwise noted) by each person (other than Mr. Stonecipher, who is listed in the second table below) known by us to be the beneficial owner of more than five percent (5%) of our Common Stock.

	Beneficial Ownership
	Number of	Percent
Name and Address of Beneficial Owner	Shares	of Class
Thomas W. Smith (1)	2,450,315	25.0
Scott J. Vassalluzzo (1)	1,629,515	16.6
Steven M. Fischer (1)	1,544,415	15.8
Prescott Associates L.P. (1)	1,014,675	10.4
Blackrock, Inc. (2)	686,195	7.0
____________________

(1)
As reported on a Schedule 13D/A filed with the SEC on March 1, 2011. Messrs. Smith, Vassalluzzo and Fischer beneficially own 1,794,415, 1,620,515 and 1,544,415 shares of the Company’s Common Stock, respectively, in their capacity as investment managers for Idoya Partners, Prescott Associates and other managed accounts (the “Managed Accounts”). Messrs. Smith and Vassalluzzo have the sole power to vote or to direct the vote of and the sole power to dispose or to direct the disposition of 755,900 and 9,000 shares, respectively. Mr. Fischer does not have the sole power to vote or to direct the vote and to dispose or direct the disposition of any shares. Idoya Partners and Prescott Associates share the power to vote or to direct the vote and to dispose or to direct the disposition of 488,434 and 1,014,675 shares, respectively. Of the 1,805,515 shares owned by Managed Accounts, Messrs. Smith, Vassalluzzo and Fischer share the power to vote or to direct the vote of 1,694,415, 1,609,415 and 1,544,415 shares, respectively, and share the power to dispose or direct the disposition of 1,694,415, 1,620,515 and 1,544,415 shares, respectively. The address of Prescott and each of Messrs. Smith, Vassalluzzo and Fischer is 323 Railroad Avenue, Greenwich CT 06830.

(2)
As reported on a Schedule 13G/A filed with the SEC on February 8, 2011. Blackrock, Inc. has sole voting and dispositive power over the shares of the Company’s Common Stock reported as beneficially owned by it. The business address of Blackrock Inc. is 40 East 52nd Street, New York, NY 10022.

Security Ownership of Directors and Named Executive Officers
     The following table sets forth certain information concerning the beneficial ownership of our shares of Common Stock as of March 31, 2011 (unless otherwise noted) by: (i) each current director; (ii) each named executive officer; and (iii) all of our current directors and named executive officers as a group.

	Beneficial Ownership(1)
	Number	Percent
	Of	Of
Name of Beneficial Owner	Shares	Class
Harland C. Stonecipher(2)	838,889	8.6
Randy Harp(3)	20,961	*
Mark Brown(4)	2,526	*
Steve Williamson(5)	7,008	*
Kathleen S. Pinson(6)	47,332	*
Orland G. Aldridge	-	-
Martin H. Belsky	361	*
Peter K. Grunebaum	1,400	*
John W. Hail	-	-
Duke R. Ligon	-	-
All directors and named executive officers as a group (10 persons)(7)	918,477	9.4
____________________

* Less than 1%.

(1)
Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)
Includes 815,058 shares as to which Mr. Stonecipher has shared voting and dispositive power with his wife and 23,831 shares owned under the ESOP as to which Mr. Stonecipher has sole voting and shared dispositive power.

(3)	Consists of shares owned under the ESOP as to which Mr. Harp has sole voting and shared dispositive power.

(4)	Consists of shares owned under the ESOP as to which Mr. Brown has sole voting and shared dispositive power.

(5)	Includes 3,636 shares owned under the ESOP as to which Mr. Williamson has sole voting and shared dispositive power 372 shares held in an individual retirement account.

(6)
Includes 22,006 shares owned under the ESOP as to which Ms. Pinson has sole voting and shared dispositive power and includes 5,093 shares owned under the ESOP by Ms. Pinson’s husband as to which he has sole voting and shared dispositive power. Ms. Pinson disclaims beneficial ownership of the shares that are owned by her husband.

(7)	Includes 78,053 shares owned under the ESOP as to which the named executive officers in the aggregate have sole voting and shared dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     John W. Hail, one of our directors, served as our Executive Vice President, Director and Agency Director from July 1986 through May 1988 and also served as Chairman of the Board of Directors of TVC Marketing, Inc., which was our exclusive marketing agent from April 1984 through September 1985. Pursuant to agreements between Mr. Hail and us entered into during the period in which Mr. Hail was one of our executive officers, Mr. Hail receives override commissions from renewals of certain memberships initially sold by us during such period. During 2010, such override commissions on renewals together with new commission advances totaled $54,000. Mr. Hail also owns interests ranging from 12% to 100% in corporations not currently affiliated with us, including TVC Marketing, Inc., but which were engaged in the marketing of our legal service Memberships and which earn renewal commissions from memberships previously sold. These entities earned renewal commissions of $449,000 during 2010 of which $222,000 was passed through as commissions to their sales agents. We expect these arrangements will continue in 2011 and thereafter.

     Our office building contains two apartments, one for use by certain of our visitors and one for use by Mr. Stonecipher and his wife, for his convenience as well as to entertain visitors using the visitor apartment. The full Board, with Mr. Stonecipher abstaining, has approved the arrangements for the use of this apartment which require Mr. Stonecipher to pay rent to us at a rate of $1,000 per month, which exceeds the estimated fair market rental value based on an outside appraisal. Additionally, the full Board, with the exception of Mr. Stonecipher, has approved that Shirley Stonecipher, Mr. Stonecipher’s wife, can continue to rent and use the apartment subsequent to Mr. Stonecipher’s death.

     We require that any situation, transaction or relationship that gives rise to an actual or potential conflict of interest for our executive officers must be disclosed to the Board in writing. We may permit the conflicted transaction only if full disclosure is made and our interests are fully protected. We consider conflicted transactions to consist of any transaction in which the executive (1) causes us to engage in business transactions with relatives or friends or companies controlled or owned by our executives; (2) uses nonpublic information for personal gain by the executive, his relatives or his friends (including securities transactions based on such information); (3) has more than a nominal financial interest in any entity with which we do business or compete; (4) receives a loan, or guarantee of obligations, from us or a third party as a result of his position with us; (5) competes, or prepares to compete, with us while still employed by us; or (6) has a financial interest or potential for gain in any transaction with us (other than compensation arrangements we have approved).

     The preceding policy and examples of conflicted transactions are provided in our written Code of Business Conduct and Ethics and is available on our website at www.prepaidlegal.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Report
     In accordance with its written charter adopted by the Board of Directors, the Audit Committee of the Board (“Audit Committee”) assists the Board in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and financial reporting practices.

     In discharging its oversight responsibility as to the audit process, the Audit Committee received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the audit committee concerning independence, and has discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors’ independence. The Audit Committee also discussed with management and the independent auditors the quality and adequacy of our internal controls. The Audit Committee reviewed with the independent auditors their audit plans, audit scope, and identification of audit risks.

     The Audit Committee discussed and reviewed with the independent auditors all communications required by generally accepted auditing standards, including those described in AU Section 380 of the Public Company Accounting Oversight Board Auditing Standards, “The Auditor’s Communication with Those Charged with Governance” and, with and without management present, discussed and reviewed the results of the independent auditors’ examination of the financial statements.

     The Audit Committee reviewed and discussed our audited financial statements as of and for the fiscal year ended December 31, 2010, with management and the independent auditors. Management has the responsibility for the preparation of our financial statements and the independent auditors have the responsibility for the examination of those statements.

     Based on the above-mentioned review and discussions with management and the independent auditors, the Committee recommended to the Board that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for filing with the SEC. The Committee has approved reappointment of the independent auditors for 2011.

/s/ Martin H. Belsky	/s/ Peter K. Grunebaum	/s/ Orland G. Aldridge
Martin H. Belsky	Peter K. Grunebaum	Orland G. Aldridge
Committee Chairman	Committee Member	Committee Member

Audit and Other Fees
     Grant Thornton LLP (“Grant Thornton”) served as our independent registered public accounting firm during 2010 and 2009. The aggregate fees billed by Grant Thornton for 2010 and 2009 for various services are set forth below:

	2010	2009
Audit Fees	$523,289	$533,978
Audit-Related Fees	57,900	25,000
Tax Fees	–	–
All Other Fees	–	–

     Fees for audit services include fees associated with the annual audit of us and our subsidiaries (including audit fees related to Section 404 of the Sarbanes-Oxley Act), the review of our quarterly reports on Form 10-Q and required statutory audits. Audit-related fees principally include audits in connection with our employee benefit plans, due diligence and accounting consultations.

     The Audit Committee has considered whether the provision of non-audit services by Grant Thornton is compatible with maintaining auditor independence and adopted in 2003 a policy that requires pre-approval of all audit and non-audit services. Such policy requires the Committee to approve services and fees in advance and requires documentation regarding the specific services to be performed. All 2010 audit and non-audit services fees were approved in advance in accordance with the Committee’s policies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1)	Financial Statements: See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule set forth on page 50 of the Form 10-K filed on February 28, 2011.

(2)	Exhibits: For a list of the documents filed as exhibits to this Form 10-K/A, see the Exhibit Index following the signature page to this Form 10-K/A.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRE-PAID LEGAL SERVICES, INC.

Date: April 29, 2011	By:	/s/ Randy Harp
Randy Harp
Co-Chief Executive Officer, President and
Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.		Description
2.	1
Agreement and Plan of Merger, dated as of January 30, 2011, by and among MidOcean PPL Holdings Corp., PPL Acquisition Corp. and Pre-Paid Legal Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 30, 2011)

3.	1	Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated June 27, 2005)

3.	2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 19, 2010)

*10.	1	Employment Agreement effective January 1, 1993 between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.	2	Agreements between Shirley Stonecipher, New York Life Insurance Company and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1985)

*10.	3	Amendment dated January 1, 1993 to Split Dollar Agreement between Shirley Stonecipher and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.	4	Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

*10.	5	Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.	6	Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.	7	Stock Option Plan, as amended effective May 2003 (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10.	8	Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.	9	Amended Deferred Compensation Plan effective January 1, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Report on Form 10-K for the year ended December 31, 2004)

10.	10	Share Repurchase Letter agreement between Pre-Paid Legal Services, Inc. and Idoya Partners dated December 8, 2008 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008)

10.	11	Share Repurchase Letter agreement between Pre-Paid Legal Services, Inc. and Idoya Partners dated January 30, 2009 (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008)

*10.	12	Second Amended and Restated Pre-Paid Legal Services, Inc. Change in Control Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 30, 2011)

INDEX TO EXHIBITS

Exhibit No.		Description
*10.	13	Form of Retention Bonus Letter (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 30, 2010)

21.	1	List of Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 28, 2011)

23.	1	Consent of Grant Thornton LLP (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed February 28, 2011)

**31.	1	Certification of Randy Harp, Co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

**31.	2	Certification of Mark Brown, Co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

**31.	3	Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

**32.	1	Certification of Randy Harp, Co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350

**32.	2	Certification of Mark Brown, Co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to 18 U.S.C. Section 1350

**32.	3	Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350
____________________

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Filed herewith. All other exhibits have been previously filed.