Form 10-K/A
period 2010-12-31
PRE PAID LEGAL SERVICES INC
filed 2011-06-29
CIK 311657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A No. 2

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

EXPLANATORY NOTE

This amendment is being filed solely for purposes of filing the financial statements of the Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan, as required by form 11-K for the fiscal year of the plan ended December 31, 2010 pursuant to Rule 15d-21.

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

PRE-PAID LEGAL SERVICES, INC.

Date: June 29, 2011	By:	/s/ Randy Harp
Randy Harp
Co-Chief Executive Officer, President and
Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 30, 2011, by and among MidOcean PPL Holdings Corp., PPL Acquisition Corp. and Pre-Paid Legal Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 30, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated June 27, 2005)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 19, 2010)

*10.1	Employment Agreement effective January 1, 1993 between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.2	Agreements between Shirley Stonecipher, New York Life Insurance Company and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1985)

*10.3	Amendment dated January 1, 1993 to Split Dollar Agreement between Shirley Stonecipher and the Company regarding life insurance policy covering Harland C. Stonecipher (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.4	Form of New Business Generation Agreement Between the Company and Harland C. Stonecipher (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

*10.5	Amendment to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992)

*10.6	Amendment No. 2 to New Business Generation Agreement between the Company and Harland C. Stonecipher effective January, 1990 (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.7	Stock Option Plan, as amended effective May 2003 (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10.8	Deferred compensation plan effective November 6, 2002 (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.9	Amended Deferred Compensation Plan effective January 1, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Report on Form 10-K for the year ended December 31, 2004)

10.10	Share Repurchase Letter agreement between Pre-Paid Legal Services, Inc. and Idoya Partners dated December 8, 2008 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008)

10.11	Share Repurchase Letter agreement between Pre-Paid Legal Services, Inc. and Idoya Partners dated January 30, 2009 (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008)

*10.12	Second Amended and Restated Pre-Paid Legal Services, Inc. Change in Control Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 30, 2011)

*10.13	Form of Retention Bonus Letter (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 30, 2010)

INDEX TO EXHIBITS

Exhibit No.	Description
21.1	List of Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 28, 2011)

23.1	Consent of Grant Thornton LLP (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed February 28, 2011)

**23.2	Consent of Grant Thornton LLP relating to report concerning plan financial information included as part of Exhibit 99.1

**31.1	Certification of Randy Harp, Co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

**31.2	Certification of Mark Brown, Co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

**31.3	Certification of Steve Williamson, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

**32.1	Certification of Randy Harp, Co-Chief Executive Officer, President and Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350

**32.2	Certification of Mark Brown, Co-Chief Executive Officer, Senior Vice President and Chief Marketing Officer, Pursuant to 18 U.S.C. Section 1350

**32.3	Certification of Steve Williamson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

**99.1	Financial statements and report of independent public accounting firm Pre-Paid Legal Services, Inc. Employee Stock Ownership and Thrift Plan December 31, 2010 and 2009
________________________

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Filed herewith. All other exhibits have been previously filed.